Form 10-K
period 1996-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 1996-09-27
CIK 874710

================================================================================
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
(Mark One)                    Washington, D.C. 20549

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended June 30, 1996
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from __________ to __________


                         Commission File Number 0-19266
                                 ---------------

                        ALLIED HEALTHCARE PRODUCTS, INC.
             [EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER]

                      DELAWARE                         25-1370721
                  (STATE OR OTHER                   (I.R.S. EMPLOYER
                  JURISDICTION OF                    IDENTIFICATION
                  INCORPORATION OR                        NO.)
                   ORGANIZATION)

                1720 SUBLETTE AVENUE
                ST. LOUIS, MISSOURI                      63110

               (ADDRESS OF PRINCIPAL                   (ZIP CODE)
                 EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (314) 771-2400
                              --------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                Name of each
                                                  exchange
                TITLE OF EACH                     ON WHICH
                    CLASS                        REGISTERED
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                  Common Stock
                                 Preferred Stock
                         Preferred Stock Purchase Rights
                                (Title of class)
                              --------------------

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. X No.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of September 23, 1996, the aggregate market value of the voting stock held by non-affiliates (6,346,898 shares) of the Registrant was $46,015,010 (based on the closing price, on such date, of $7.25 per share).

     As of September 23, 1996, there were 7,796,682 shares of common stock, $0.01 par value (the "Common Stock"), outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Proxy Statement dated October 4, 1996 (portion)(Part III) Annual Report to Shareholders for the Year Ended June 30, 1996(portion)(Parts I, II and IV)
================================================================================

                        ALLIED HEALTHCARE PRODUCTS, INC.


                               INDEX TO FORM 10-K

                                                                            PAGE
                                     PART I
Item 1.       Business.........................................................1

Item 2.       Properties......................................................15

Item 3.       Legal Proceedings...............................................16

Item 4.       Submission of Matters to a Vote of Security Holders.............16

                                     PART II

Item 5.       Market for Registrant's Common Stock and
              Related Stockholder Matters.....................................17

Item 6.       Selected Financial Data.........................................17

Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations......................................................17

Item 8.       Financial Statements and Supplementary Data.....................17

Item 9.       Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure......................................................17

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant..............18

Item 11.      Executive Compensation..........................................18

Item 12.      Security Ownership of Certain Beneficial
              Owners and Management...........................................18

Item 13.      Certain Relationships and Related
              Transactions....................................................18

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K.........................................19

PART I

ITEM 1.  BUSINESS


GENERAL

      Allied Healthcare Products, Inc. ("Allied" or the "Company") is a leading manufacturer of respiratory products used in the health care industry in a wide range of hospital and alternate site settings, including post-acute care facilities, home health care and trauma care. The Company's product lines include respiratory therapy equipment, medical gas equipment and emergency medical products. The Company believes that it is one of the largest U.S. manufacturers of respiratory therapy products, with leading market shares in a number of its principal product lines. As a result of a number of acquisitions completed within recent years, the Company has diversified its product lines and expanded its distribution channels. While maintaining its position as a leading manufacturer in its traditional product lines, the Company has broadened its focus to emphasize more technologically-advanced respiratory therapy products for which it anticipates significant growth. Although the Company believes that these acquisitions will provide opportunity for future growth, integration of these operations in fiscal 1996 was more difficult and, to date, less successful than anticipated.

      Allied offers a broad spectrum of respiratory therapy products for use in the trauma, hospital, home and post-acute care settings. The Company's products are marketed under well-recognized and respected brand names to hospitals, hospital equipment dealers, hospital construction contractors, home health care dealers, emergency medical products dealers and others.
Allied's product lines include:

    RESPIRATORY THERAPY EQUIPMENT              MEDICAL GAS EQUIPMENT
    * RESPIRATORY CARE/ANESTHESIA              * MEDICAL GAS SYSTEM CONSTRUCTION
      PRODUCTS                                   PRODUCTS
    * HOME RESPIRATORY CARE                    * MEDICAL GAS SYSTEM REGULATION
      PRODUCTS                                   DEVICES
    EMERGENCY MEDICAL PRODUCTS                 * DISPOSABLE OXYGEN AND SPECIALTY
    *  RESPIRATORY/RESUSCITATION                 GAS CYLINDERS
       PRODUCTS                                * PORTABLE SUCTION EQUIPMENT
    *  TRAUMA AND PATIENT HANDLING
       PRODUCTS

      The Company's principal executive offices are located at 1720 Sublette Avenue, St. Louis, Missouri 63110, and its telephone number is (314) 771-2400.


RESPIRATORY PRODUCTS INDUSTRY

      The worldwide market for respiratory products is significant and growing due to an aging population, improved diagnostics, technology advancements and the increased occurence of respiratory illnesses, such as asthma and respiratory problems associated with AIDS and lung cancer. In addition, strong demand is expected in the sectors of the industry serving lower cost venues, such as post-acute care facilities and home health care. The treatment of respiratory illnesses in the United States is more advanced than in many other countries and, as a result, U.S. respiratory therapy manufacturers are well positioned to compete in international markets.

       Although consolidation has begun to occur, the respiratory products industry remains fragmented, both domestically and internationally, with many companies focusing on selected niches. The Company believes that the influence of managed care and the ongoing consolidation of purchasers of respiratory products, such as hospitals and alternate site providers, will result in further consolidation among respiratory products suppliers. The Company believes that such consolidation will generate economies of scale and other operating efficiencies which will create a competitive advantage for those companies with broad product lines, especially those companies competing in international markets. In addition, this consolidation will result in larger buying groups and national accounts which will increase customers' ability to negotiate prices.

      Sales of respiratory products continue to be impacted by the ongoing consolidation of the Company's health care provider customers and the continued uncertainty in their marketplace caused by the possibility of health care reform, particularly the possibility of changes in Medicare and Medicaid financing and health care provider reimbursement rates. In April 1996, Congress resolved uncertainty with respect to the federal fiscal 1996 budget but deferred resolution of health care policy issues. The Company is unable to predict the impact of the federal government's deferral of heath care policy decisions on the respiratory products industry.

      The respiratory products industry can be categorized by the delivery site of respiratory care. Each setting is subject to different factors which influence demand for respiratory products. The principal venues are hospitals and alternate sites including post-acute care facilities, trauma care and home health care. The respiratory products industry will be affected by the continuing shift to less expensive alternate site care. As a result of cost control pressures, sales of respiratory products to alternate site settings are likely to grow more quickly than sales of products to hospitals.


BUSINESS STRATEGY

      Allied's objective is to enhance its position in its core respiratory therapy and medical gas equipment markets while expanding its product lines to provide a continuum of respiratory products for use in hospital and alternate site settings. In addition, the Company continues to shift its emphasis from the lower growth sectors of the respiratory therapy market, such as medical gas construction equipment, to higher growth sectors, such as home health care, and higher technology sectors, such as ventilation monitoring systems through new product development.

      Allied experienced disappointing results during 1996 which were the result of both external and internal factors. As discussed above, continued consolidation of health care providers and uncertainty over federal budget issues relating to Medicare and Medicaid impacted the Company's sales in fiscal 1996. In addition, Allied's recent acquisitions have taken longer to integrate than originally anticipated. As a result, the Company has refocused its efforts to develop and initiate strategic programs to return Allied to the historical level of performance it is capable of achieving. In order to implement its business strategy, Allied intends to:

      RATIONALIZE OPERATIONS TO ACHIEVE EFFICIENCIES. Allied intends to continue to evaluate opportunities to consolidate acquired operations in order to eliminate excess capacity, reduce manufacturing, marketing and administrative overhead costs, and develop and implement financial and operational controls required for effective cost, inventory and accounts receivable control and market share advances. In fiscal 1996, Allied consolidated its disposable medical products operation in Mt. Vernon, Ohio into its facility in Toledo, Ohio. In August 1996, the Company initiated the consolidation of its ventilation and patient specialist field sales forces to increase sales coverage and optimize selling costs. Allied will continue to evaluate additional rationalization opportunities to achieve efficiencies with respect to both newly acquired businesses and existing facilities.

      EMPHASIZE NEW PRODUCT DEVELOPMENT. The Company plans to enhance its market position by offering innovative, high quality products with superior technology coupled with high customer service levels and competitive pricing. The Company has recently introduced several respiratory therapy products which apply advanced technologies to improve clinical outcomes or reduce costs, including the Bear Cub 750R Infant Ventilator and the Smart TriggerTM for its adult critical care ventilator. The Company has significantly increased its commitment to internal research and development efforts and increased spending from $2.5 million in fiscal 1995 to $3.3 million in fiscal 1996. Research and development expenditures in fiscal 1997 are expected to be $3.5 million.

      EXPAND THE COMPANY'S INTERNATIONAL PRESENCE. The Company intends to strategically expand its direct sales force abroad and expand its relationships with foreign distributors. Allied's international sales have increased from 18% of sales in fiscal 1994 to 26% of sales in fiscal 1996. Recent acquisitions have broadened the Company's product offerings which should enable Allied to compete more effectively in international markets. The Company believes that expanded access to international markets will be particularly important as these markets continue to grow.

      UPGRADE MANUFACTURING CAPABILITIES. The Company is in the process of modernizing two of its primary manufacturing facilities. During the last quarter of fiscal 1996, the Company purchased five computer controlled machining centers and began the programming and installation process of this machinery in its St. Louis, Missouri facility. This $1.5 million investment, which should be fully operational by the end of the fiscal 1997 second quarter, will substantially modernize the Company's metal machining capabilities and will result in significant opportunities to reduce product costs as a result of shorter set-up times, elimination of secondary operations in component manufacturing, reduced inventory levels, reductions in scrap and improvements in quality. In addition, the Company will invest $1.8 million in molds and injection molding machinery to modernize and expand the production capacity and gain efficiencies at its Toledo, Ohio facility. This investment in enhanced injection molding capabilities is expected to increase production throughput by 20%, and to provide significant cost reduction opportunities, including reduced product material content and labor and utility costs, while improving overall quality. The injection molding machinery project is scheduled to be completed by the end of the fiscal 1997 second quarter. Finally, during fiscal 1997, the Company expects to implement a new information technology system in order to enhance customer service and improve materials management and production scheduling.

MARKETS AND PRODUCTS

      In fiscal 1996, respiratory therapy equipment, medical gas equipment and emergency medical products represented approximately 53%, 36% and 11%, respectively, of the Company's net sales. The Company operates in a single industry segment and its principal products are described in the following table:


                                                                              PRINCIPAL
        PRODUCT                     DESCRIPTION                               BRAND NAMES        PRIMARY USERS
- ----------------------------- ----------------------------- ------------------------------ ----------------


RESPIRATORY THERAPY EQUIPMENT


Respiratory Care/Anesthesia     Ventilators; large volume                     Bear; Timeter       Hospitals and
Products                        compressors; ventilator calibrators;                              post-acute care
                                humidifiers and monitoring                                        facilities
                                systems

Home Respiratory                Oxygen concentrators; bottled                 Timeter; B&F;       Patients at home
Care Products                   oxygen equipment; pressure                    Schuco; Bear
                                regulators; nebulizers;
                                portable large volume
                                compressors; portable suction
                                equipment and portable
                                ventilators
MEDICAL GAS EQUIPMENT


Construction Products           In-wall medical gas system                    Chemetron;           Hospitals and
                                components; central station                   Oxequip              post-acute care
                                pumps and compressors and                                          facilities
                                headwalls

Regulation Devices              Flowmeters; vacuum regulators;                Chemetron;           Hospitals
                                pressure regulators and related               Oxequip;
                                products                                      Timeter

Disposable Cylinders            Disposable oxygen and specialty               Lif-O-Gen            First aid providers
                                gas cylinders                                                      and substance abuse
                                                                                                   compliance personnel

Suction Equipment               Portable suction equipment and                Gomco                Hospitals and
                                disposable suction canisters                                       post-acute care
                                                                                                   facilities
EMERGENCY MEDICAL PRODUCTS

Respiratory/Resuscitation       Demand resuscitation valves;                  LSP;                 Emergency service
Products                        portable resuscitation systems;               Omni-Tech            providers
                                emergency transport ventilators
                                and oxygen products

Trauma and Patient Handling     Spine immobilization products;                LSP                  Emergency service
Products                        pneumatic anti-shock garments                                      providers
                                and trauma burn kits

RESPIRATORY THERAPY EQUIPMENT

      MARKET. Respiratory therapy equipment is used in the treatment of chronic respiratory and pulmonary disease and temporary respiratory distress. Conditions treatable with respiratory therapy products include asthma and respiratory problems associated with AIDS and lung cancer. The Company believes that sales of respiratory therapy products will benefit from the treatment of AIDS patients, the aging population, improved diagnosis, technology advancements and an increased recognition of respiratory illnesses. Allied expects that the global home respiratory care equipment market will be a particularly significant growth area as cost containment pressures continue to encourage a shift in the delivery of health care from the hospital to lower cost alternate site settings while technology advancements make home treatment of respiratory patients possible.

      Respiratory therapy equipment is used in both hospitals and alternate site settings. Sales of respiratory care and anesthesia products are made directly to hospitals and post-acute care facilities while sales of home respiratory therapy products are made through durable medical equipment dealers, which are increasingly national chains.

      The Company believes that it holds a significant share of the U.S. market and selected foreign markets for certain respiratory therapy equipment, including large volume compressors and ventilator calibrators. The Company also believes that it has the leading share of the U.S. market for portable suction equipment and has a significant market presence in other areas, including CO2 absorbent, adult ventilation, bottled oxygen equipment and accessories. Through its acquisitions of B&F Medical Products, Inc. ("B&F") and Bear Medical Systems, Inc. ("Bear"), Allied broadened its line of home respiratory care products and believes that once its expansion of injection molding machinery is completed and capacity constraints are eliminated, it is well positioned to increase its penetration of the home health care market. Many durable medical equipment distributors have had previous experience in the hospital setting and are therefore familiar with Allied's traditional brands. The Company believes that the experience of these home health care providers with its products will provide it with significant sales opportunities in this market.

      RESPIRATORY CARE/ANESTHESIA PRODUCTS. The Company manufactures and sells a broad range of products for use in respiratory care and anesthesia delivery. As a result of its acquisitions of Bear and BiCore Monitoring Systems, Inc. ("BiCore"), the Company markets a full line of critical care ventilators, humidifiers and monitoring systems to hospitals, post-acute care facilities and home health care dealers. Ventilators ease the work of patient breathing while monitoring other pulmonary functions for the care provider. The Company manufactures ventilators designed for both infants and adults. In August 1996, the Company received 510(k) approval from the United States Food and Drug Administration and introduced the Bear Cub 750R, a new infant ventilator which utilizes a unique patented "volume limits" technology which establishes an upper boundary to minimize the potential risk of overinflation of an infant's lungs.

      In addition, the Company manufactures large volume compressors, which are utilized to power volume ventilators and to convert certain drugs into an aerosol form for delivery through the upper airways, and ventilator calibrators, which are used primarily by hospital biomedical departments for testing ventilators for compliance with manufacturers' specifications. The Company's ventilator calibrator is referred to in virtually every major ventilator manufacturer's operating and maintenance manuals.

      The Company's other respiratory care/anesthesia products include CO2 absorbent which is used to absorb carbon dioxide in anesthesia machines that deliver gas through a closed system mask covering the patient's nose and mouth, oxygen tents, spirometers used to test lung capacity for purposes of detecting and analyzing lung disease, oxygen timers used to measure oxygen usage and ultrasonic nebulizers used to convert drugs into a fine mist for delivery to the lungs.

      HOME RESPIRATORY CARE PRODUCTS. Home respiratory care products represent one of Allied's fastest growing businesses. Allied's broad line of home respiratory care products includes oxygen concentrators, bottled oxygen equipment, pressure regulators, portable large volume compressors, portable suction equipment and portable ventilators.

      Allied's oxygen concentrators, bottled oxygen equipment and pressure regulators are all used in the delivery of home oxygen therapy. Oxygen concentrators take air from a room and convert it into approximately 95% pure oxygen. The Company believes that the market for oxygen concentrators will experience substantial growth, particularly in markets outside of the United States. Bottled oxygen equipment includes lightweight aluminum cylinders containing pure oxygen. This equipment is utilized by mobile patients when they leave the home. Pressure regulators manufactured by the Company, similar to those that Allied sells in the hospital market, are used on these aluminum cylinders.

      Allied's portable large volume compressors are used to provide air to drive ventilators and to deliver aerosolized drugs in the home. Portable suction equipment is used in the home by people who have had tracheotomies and have had tracheal tubes temporarily inserted. Suctioning is used intermittently to keep the artificial airway clear.

      The Company manufactures critical care ventilators and humidifiers which are sold to patients for use in the home. The Company also offers an extensive line of plastic disposable medical products, including tubing, humidifiers, cannulas, oxygen masks, aerosol masks used with nebulizers and ventilator circuits. In addition, Allied manufactures compressor nebulizers which convert liquid medicine into airborne particles for application deep into the lungs. Compressor nebulizers are primarily used by children suffering from asthma, cystic fibrosis and other breathing disorders.


MEDICAL GAS EQUIPMENT

      MARKET. The market for medical gas equipment consists of hospitals and, to a lesser degree, alternate site settings, as well as durable medical equipment dealers and other users of portable equipment. Medical gas system construction products and regulation devices are sold to hospitals and post-acute care facilities. Medical gas equipment is used to deliver oxygen, air and suction to patients for brief or extended periods in settings ranging from intensive-care facilities in hospitals to restaurants and industrial facilities. The Company's medical gas equipment product line is subject to severe cost containment pressures as managed care programs increasingly direct patients to lower cost alternate site settings. The Company's medical gas products are sold directly to hospitals, hospital construction contractors and durable medical equipment dealers. Principal customers for disposable oxygen and specialty gas cylinders include substance abuse compliance personnel and customers that require oxygen for infrequent emergencies. Portable suction equipment is sold to health care facilities and durable medical equipment dealers.

      The Company believes that it holds a leading share of the U.S. market for in-wall components, and that its Chemetron and Oxequip lines are well recognized by hospital construction contractors. The Company believes that its in-wall components are installed in more than 3,000 hospitals in the United States. The Company also believes that it holds a significant share of the U.S. market for flowmeters, vacuum regulators and pressure regulators and many medical gas system regulation and portable suction equipment devices. Allied tracks its market position through a proprietary database developed by management that registers and tracks hospital construction projects in the U.S. market and enables the Company to determine pricing trends, volume trends and market shares for each of Allied's sales territories and for the U.S. market as a whole.

      Allied believes that its installed base of equipment in this market will continue to generate follow-on sales. Since hospitals typically do not have more than one medical gas system, the manufacturer of the existing installed system has a competitive advantage in sales of such products to a hospital in which its system is installed. Accordingly, the Company's existing installed equipment generates continued demand from its customers for replacement products and extensions of existing systems, which constitute a significant percentage of the Company's total sales of medical gas products. The Company also believes that most hospital and post-acute care facility construction spending is for expansion and renovation of existing facilities. Many hospital systems and individual hospitals undertake major renovations to upgrade and rationalize acquired operations, to improve the quality of care they provide and to attract patients and personnel. The Company expects that its installed equipment base will continue to provide the Company with a significant competitive advantage in the hospital renovation market.

      MEDICAL GAS SYSTEM CONSTRUCTION PRODUCTS. Allied's medical gas system construction products consist of in-wall medical gas system components, central station pumps and compressors and headwalls. These products are typically installed during construction or renovation of a health care facility and are built in as an integral part of the facility's physical plant. Typically, the contractor for the facility's construction or renovation purchases medical gas system components from manufacturers and ensures that the design specifications of the health care facility are met.

      Allied's in-wall components, including outlets, manifolds, alarms and zone valves, serve a fundamental role in medical gas delivery systems by regulating and monitoring the flow of medical gases.

      Central station pumps and compressors are individually engineered systems consisting of compressors, reservoirs, valves and controls designed to drive a hospital's medical gas and suction systems. Each system is designed specifically for a given hospital or facility by the Company, which purchases pumps and compressors from suppliers and subcontracts the actual construction of the system. The Company's sales of pumps and compressors are driven, in large part, by its share of the in-wall components market.

      Headwalls are prefabricated wall units for installation in patient rooms and intensive care areas which house medical gas, suction and electrical outlets and fixtures for monitoring equipment. These prefabricated walls also incorporate designs for lighting and nurse call systems. Headwalls are built to design specifications and eliminate the need for time-consuming installation of fixtures and outlets and related piping and wiring directly into the hospital wall. During fiscal 1995, the Company introduced the Trio headwall, which includes a detachable face plate that permits a health care provider to switch among one of three gases, thus providing greater flexibility to a hospital or post-acute care facility.

      MEDICAL GAS SYSTEM REGULATION DEVICES. The Company's medical gas system regulation products include flowmeters, vacuum regulators and pressure regulators, as well as related adapters, fittings and hoses which measure, regulate, monitor and help transfer medical gases from walled piping or equipment to patients in hospital rooms or intensive care areas. The Company's leadership position in the in-wall components market gives the Company a competitive advantage in marketing medical gas system regulation devices that are compatible with those components. Hospitals that procure medical gas system regulation devices from the Company's competitors were previously required to utilize adapters in order to use Allied's in-wall components. However, in August 1996, the Company introduced its patented Connect II universal outlet, the first such outlet to allow a hospital to utilize medical gas system regulation devices and in-wall components produced by different manufacturers.

      DISPOSABLE OXYGEN AND SPECIALTY GAS CYLINDERS. Disposable oxygen cylinders are designed to provide oxygen supplies for short periods in emergency situations. Since they are not subjected to the same pressurization as standard containers, they are much lighter and less expensive than standard gas cylinders. The Company markets filled disposable oxygen cylinders through industrial safety distributors and similar customers, principally to first aid providers, restaurants, industrial plants and other customers that require oxygen for infrequent emergencies. The Company also markets disposable cylinders to specialty gas manufacturers for use by substance abuse compliance personnel.

      PORTABLE SUCTION EQUIPMENT AND SUCTION CANISTERS. Portable suction equipment is typically used when in-wall suction is not available or when medical protocol specifically requires portable suction. The Company also manufactures disposable suction canisters, which are clear containers used to collect the fluids suctioned by in-wall or portable suction systems. The containers have volume calibrations which allow the medical practitioner to measure the volume of fluids suctioned.

EMERGENCY MEDICAL PRODUCTS

     MARKET. Emergency medical products are used in the treatment of trauma-induced injuries. The Company's emergency medical products provide patients resuscitation or ventilation during cardiopulmonary resuscitation or respiratory distress as well as immobilization and treatment for burns. The Company believes that the trauma care venue for health care services is positioned for growth in light of the continuing trend in the health care industry towards providing health care outside the traditional hospital setting. The Company also expects that other countries will continue to develop trauma care systems in the future, although no assurance can be given that such systems will to continue to develop or that they will have a favorable impact on the Company. Sales of emergency medical products are made through specialized emergency medical products distributors.

     The Company believes it is a market share leader with respect to certain of its emergency medical products, including demand resuscitation valves, portable resuscitation systems and autovents.

     RESPIRATORY/RESUSCITATION PRODUCTS. The Company's respiratory/resuscitation products include demand resuscitation valves, portable resuscitation systems and related products, emergency transport ventilators, precision oxygen regulators, minilators and multilators and humidifiers.


     Demand resuscitation valves are designed to provide 100% oxygen to breathing or non-breathing patients. In an emergency situation, the valve can be used with a mask or tracheotomy tubes and operates from a standard regulated oxygen system. The Company's portable resuscitation systems provide fast, simple and effective means of ventilating a non-breathing patient during cardiopulmonary resuscitation and 100% oxygen to breathing patients on demand with minimal inspiratory effort. The Company also markets a full line of disposable and reusable bag mask resuscitators. Bag mask resuscitators are available in a variety of adult and child-size configurations. Disposable mouth-to-mask resuscitation systems have the added advantage of reducing the risk of transmission of communicable diseases.

     The Company has introduced the first domestic line of emergency transport ventilators, or autovents, which are small and compact in design. The Company's autovent can meet a variety of needs in different applications ranging from typical emergency medical situations to more sophisticated air and ground transport. Each autovent is accompanied by a patient valve which provides for effective ventilation during cardiopulmonary resuscitation or respiratory distress. When administration of oxygen is required at the scene of a disaster, in military field hospitals or in a multiple-victim incident, Allied's minilators and multilators are capable of providing oxygen to one or a large number of patients.

     To enhance its position in the transport ventilation market, the Company acquired Omni-Tech Medical, Inc. The Omni-Vent Series D, a high-tech transport ventilator, is a pneumatically powered single circuit, volume-constant, time cycled and inspirtory flow variable ventilator which is used in demanding transport environments, including airmobile operations, hyperbaric chambers, emergency medicine and other transport settings.

     To complement the family of respiratory/resuscitation products, the Company offers a full line of oxygen products accessories. This line of accessory products includes reusable aspirators, tru-fit masks, disposable cuffed masks and related accessories.

     TRAUMA AND PATIENT HANDLING PRODUCTS. The Company's trauma and patient handling products include spine immobilization products, pneumatic anti-shock garments and trauma burn kits. Spine immobilization products include a back board which is designed for safe immobilization of injury victims and provides a durable and cost effective means of emergency patient transportation and extrication. The infant/pediatric immobilization board is durable and scaled for children. The half back extractor/rescue vest is useful for both suspected cervical/spinal injuries and for mountain and air rescues. The Company's pneumatic anti-shock garments are used to treat victims experiencing hypovolemic shock. Allied's trauma burn kits contain a comprehensive line of products for the treatment of trauma and burns.

SALES AND MARKETING

      Allied sells its products primarily to respiratory care/anesthesia product distributors, hospital construction contractors, emergency medical equipment dealers and directly to hospitals. The Company maintains a domestic direct sales force of 70 sales professionals, all of whom are full-time employees of the Company. The sales force includes 36 respiratory products specialists, 16 hospital construction specialists, 10 home health care specialists, five emergency medical specialists and three national account representatives. The Company also utilizes eight telemarketers to generate sales in the home health care market.

      Respiratory products specialists are responsible for sales of medical gas system regulation devices, portable suction equipment and respiratory care/anesthesia products. These products are principally sold to the approximately 5,700 hospitals in the United States through specialized respiratory care/anesthesia product distributors. Many of these suppliers have had experience with the Company's products as hospital respiratory therapists. The Company hopes to capitalize on its brand name recognition and the familiarity of its products and their reputations among these former hospital therapists as a means of increasing its share of the home respiratory care products market.

     Respiratory products specialists are also responsible for sales of the full line of infant and adult critical care ventilators and humidifiers, as well as related monitoring equipment. These products are principally sold to hospitals, post-acute care facilities and to durable medical equipment suppliers. In August 1996, Allied consolidated its patient care and ventilator specialists sales forces to form the respiratory products sales force. The Company believes this consolidation will yield several benefits, which include decreasing the cost to the Company of the sales call, increasing the amount of time spent with customers as opposed to traveling and, most importantly, satisfying the customer's desire to consolidate purchases and be presented with a larger group of products in one meeting.

      Construction specialists are responsible for sales of medical gas system construction products, including in-wall components, central station pumps and compressors and headwalls. Construction specialists work with hospitals, architects and project management firms, but most frequently sell to mechanical and electrical contractors for new construction or renovation projects.

      Home health care specialists are responsible for sales of home respiratory care products. These products are sold through durable medical equipment suppliers, who then rent or sell the products directly to the patient for use in the home.

      Emergency medical specialists are responsible for sales of respiratory/resuscitation products, trauma and patient handling products. These products are principally sold to ambulance companies, fire departments and emergency medical systems volunteer organizations through specialized emergency medical products distributors.

      The Company employs national account representatives who are responsible for marketing Allied's products to national hospital groups, managed care organizations and other health care providers and to national chains of durable medical equipment suppliers through sales efforts at the executive level. Generally, the national account representatives secure a commitment from the purchaser to buy a specified quantity of Allied's products over a defined time period at a discounted price based on volume.

      INTERNATIONAL. International sales represent a growth area which the Company has been emphasizing, as reflected by the 27% increase in international sales from $24.2 million in fiscal 1995 to $30.8 million in fiscal 1996. Allied's net sales to foreign markets totaled approximately 26% of the Company's total net sales in fiscal 1996. International sales are made through a network of dealers, agents and U.S. exporters who distribute the Company's products throughout the world. The Company currently maintains five international sales offices. Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East. Due to recent acquisitions and distribution-related improvements, the Company has increased its sales in the Far East, an area which is expected to show considerable market growth as a result of anticipated improvements in the health care infrastructure. In connection with the acquisition of Bear, the Company expanded its base of operations throughout Europe and anticipates that, based upon that presence, it will have the opportunity to continue to increase its market share in Europe, particularly with respect to ventilation and home health care products. For information regarding the Company's export sales by geographic area, see Note 10 of the Notes to Consolidated Financial Statements incorporated by reference herein.

MANUFACTURING

      Allied's manufacturing processes include fabrication, electro-mechanical assembly operations and plastics manufacturing. A significant part of Allied's manufacturing operations involves electro-mechanical assembly of proprietary products and circuit boards and the Company is vertically integrated in most elements of metal machining and fabrication. Most of Allied's hourly employees are involved in machining, metal fabrication or plastics manufacturing assembly.

      Allied manufactures small metal components from bar stock in a machine shop which includes automatic screw machines, horizontal lathes and drill presses. The Company makes larger metal components from sheet metal using computerized punch presses, brake presses and shears. The Company utilizes automated welding equipment and an automated paint line in the production of its disposable oxygen cylinders. In its plastics manufacturing processes, the Company utilizes both extrusion and injection molding. The Company believes that, with the improvements discussed below, its production facilities and equipment are in good condition and sufficient to meet planned increases in volume over the next few years and that conditions in local labor markets should permit the implementation of additional shifts and days operated to meet any future increased production capacity requirements.

      The Company is in the process of modernizing two of its primary manufacturing facilities. During the last quarter of fiscal 1996, the Company purchased five computer controlled machining centers and began the programming and installation process of this machinery in its St. Louis, Missouri facility. This $1.5 million investment will substantially modernize the Company's metal machining capabilities and will result in significant opportunities to reduce product costs from shorter set-up times, elimination of secondary operations in component manufacturing, reduced inventory levels, reductions in scrap and improvements in quality.

      Since its acquisition of B&F, Allied's production of its disposable products has been constrained by outdated molds and injection molding machinery. During fiscal 1996, manufacturing inefficiencies and capacity constraints prevented the Company from shipping to the level of demand for certain products. Accordingly, the Company will invest $2.0 million in molds and injection molding machinery to expand the production capacity and gain efficiencies at its Toledo, Ohio facility. This investment in enhanced injection molding capabilities is expected to increase production throughput by 20%, and to provide significant cost reduction opportunities, including reduced product material content, labor and utility costs, while improving overall quality.

      Production and inventory control are becoming increasingly important as durable medical equipment dealers and other Allied customers decrease their inventory levels and expect same-day or next-day shipment of orders. As a result, the Company utilizes just-in-time ("JIT") manufacturing at all of its facilities. JIT manufacturing allows Allied to respond to customer requests more quickly. JIT processes are expected to result in work-in-process and finished inventory reductions, space savings, significant reductions in scrap and rework and corresponding productivity improvements, reduction in throughput time and increased service levels. Allied also utilizes a quality assurance program as part of its transition to the principles of KAIZEN or "lean" manufacturing. This program focuses on training all employees with respect to customer product specifications and inspection of machines, tools and finished products.


RESEARCH AND DEVELOPMENT

      Consistent with its focus on more technologically-advanced products, the Company has increased the level of its research and development activities and anticipates committing more resources to research and development in the future. Research and development expenditures in fiscal 1995 and 1996 were approximately $2.5 million and $3.3 million, respectively, and are expected to be $3.5 million in fiscal 1997.

      Expenditures for research and development activities primarily include updating current products and developing new respiratory therapy products. The Company has approximately 40 engineers and technicians working on research and development projects.

      The Company has recently introduced several new products which are the result of its research and development efforts. Such products include the Bear Cub 750R infant ventilator, the Connect II universal medical gas outlet, the Schuco 2000 nebulizer, Chemetron'sTM line of flowmeters, the BearTM 1000 ventilator with Smart TriggerR and the GomcoTM Opti-Vac. The Bear Cub 750R infant ventilator utilizes a unique patented volume limit technology which establishes an upper boundary to minimize the potential risk of over inflation of an infant's lungs. The Schuco 2000 home care nebulizer is designed for the treatment of asthmatics, primarily children, and has lower production costs, an extended warranty and greater ease of use. The ChemetronTM flowmeter has been redesigned to more effectively utilize space with the metering knob in front and offers an extended warranty. The BearTM 1000 adult and pediatric ICU ventilator with Smart-TriggerR provides a unique mechanism for automatically adjusting pressure and flow thresholds. Finally, the GomcoTM Opti-Vac meets suctioning needs in all health care settings, including emergency, acute care, sub-acute care and the home.


GOVERNMENT REGULATION

      The Company's products and its manufacturing activities are subject to extensive and rigorous government regulation by federal and state authorities in the United States and other countries. In the United States, medical devices for human use are subject to comprehensive review by the United States Food and Drug Administration (the "FDA"). The Federal Food, Drug, and Cosmetic Act ("FDC Act"), and other federal statutes and regulations, govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, advertising, and promotion of such products. Noncompliance with applicable requirements can result in Warning Letters, fines, recall or seizure of products, injunction, civil fines, refusal to permit products to be imported into or exported out of the United States, refusal of the government to clear or approve marketing applications or to allow the Company to enter into government supply contracts, withdrawal of previously approved marketing applications and criminal prosecution.

      The Company will be required to file a premarket notification submission ("510(k) notification") or premarket approval ("PMA") application or supplement with FDA before it begins marketing a new medical device or changes or modifies an existing device in a manner that could significantly affect the device's safety or effectiveness or make a major change or modification in the device's intended use. Commercial distribution in certain foreign countries is subject to additional regulatory requirements and receipt of approvals that vary from country to country.

      FDA categorizes medical devices into three regulatory classifications subject to varying degrees of regulatory control. In general, Class I devices are those whose safety and effectiveness can be reasonably ensured through general controls (e.g., labeling, premarket notification and adherence to the good manufacturing practice ("GMP") regulation for medical devices). Class II devices may be subject to additional regulatory controls, including performance standards and other special controls such as guidelines, postmarket surveillance and patient registries. Class III devices, which typically are life-sustaining or life-supporting and implantable devices, or new devices that have not been found to be substantially equivalent to a legally marketed predicate device, require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. FDA also has the authority to require clinical testing of Class I and Class II devices. Allied currently manufactures only Class I and Class II devices.

      If a medical device manufacturer can establish that a newly developed device is "substantially equivalent" to a legally marketed Class I or Class II device, or to a Class III device for which FDA has not called for PMAs, the manufacturer may seek clearance from FDA to market the device by filing a 510(k) notification. The 510(k) notification may need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of
FDA. FDA recently has been requiring a more rigorous demonstration of substantial equivalence.

      Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by FDA. No law or regulation specifies the time limit by which FDA must respond to a 510(k) notification. At this time, FDA typically responds to the submission of a 510(k) premarket notification within 100 to 120 days. An FDA order may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United
States. FDA, however, may determine that the proposed device is not substantially equivalent or requires further information, such as additional test data, before the agency is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay the Company's market introduction of its products and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will obtain 510(k) notification clearance within the above time frames, if at all, for any of the devices for which it may file a 510(k) notification.

      If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent, whether or not FDA has made a determination in response to a 510(k) notification, the manufacturer or distributor must seek premarket approval of the proposed device through submission of a PMA application. To date, none of the Company's products have been subject to PMA applications. A PMA application must be supported by extensive data, including preclinical and clinical trial data, as well as extensive literature to prove the safety and efficacy of the device. Upon receipt, FDA conducts a preliminary review of the PMA to determine whether the submission is sufficiently complete to permit a substantive review. If sufficiently complete, the submission is declared fileable by FDA. Under the FDC Act, FDA has 180 days to review a PMA application, although the review of such applications more often occurs over a significantly protracted time period, and generally takes approximately two years or more from the date of filing to complete.

      The PMA process can be expensive, uncertain and lengthy. A number of devices for which FDA marketing approval has been sought have never been approved for marketing. There can be no assurance that the Company will be able to obtain necessary PMA application approval on a timely basis, or at all. Delays in receipt or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

      If human clinical trials of a proposed device are required and the device presents "significant risk," the manufacturer or distributor of the device will have to file an Investigational Device Exemption ("IDE") application with FDA prior to commencing human clinical trials. To date, none of the Company's products have been subject to IDE applications. The IDE application must be supported by data, typically including the results of animal and mechanical testing. If the IDE application is approved, human clinical trials may begin at the specified investigational sites, and the number of research subjects or patients included in the clinical trials must be limited to that approved by FDA. The conduct of preclinical studies must be done in conformity with FDA's good laboratory practice regulation. Clinical studies must comply with FDA's regulations for Institutional Review Board ("IRB") approval and informed consent.

     The Company manufacturers and distributes a broad spectrum of respiratory therapy equipment, emergency medical equipment and medical gas equipment. To date, all of the Company's FDA clearances have been obtained through the 510(k) clearance process. FDA's premarket notification regulation requires that agency clearance of a new 510(k) notification is required before the Company can market a previously cleared device that has been changed or modified, if the change or modification could significantly affect the safety or effectiveness of the device or if there is a major change or modification in the intended use of the device. These determinations are very fact specific, and FDA has stated that, initially, the manufacturer is best qualified to make these determinations, which should be based on adequate supporting data and documentation. FDA, however, may disagree with a manufacturer's determination and require the submission of a new 510(k) notification for the changed or modified device. Where FDA believes that the change or modification raises significant new questions of safety or effectiveness, the agency may require a manufacturer to cease distribution of the device pending clearance of a new 510(k) notification. Certain of the Company's medical devices have been changed or modified subsequent to 510(k) marketing clearance of the original device by FDA. Certain of the Company's medical devices, which were first marketed prior to May 28, 1976 and, therefore, grandfathered and exempt from the 510(k) notification process, also have been subsequently changed or modified. The Company believes that these changes or modifications do not significantly affect the devices' safety or effectiveness or make a major change or modification in the devices' intended uses and, accordingly, that submission of new 510(k) notifications to FDA is not required. There can be no assurance, however, that FDA would agree with the Company's determinations.

      The Company's medical device manufacturing facilities are registered with FDA. As such, the Company will be inspected by FDA for compliance with the GMP regulations for medical devices. This regulation requires that the Company manufacture its products and maintain documents in a prescribed manner with respect to manufacturing, testing and control activities. The GMP regulation may be revised by FDA to include design controls as well. The Company also is subject to the registration and inspection requirements of state regulatory agencies.

      During fiscal 1996, FDA conducted inspections at Allied's St. Louis, Missouri, Toledo, Ohio and Stuyvesant Falls, New York facilities. No alleged violations of the GMP and MDR regulations were identified by FDA. During fiscal 1995, FDA conducted an inspection of the Company's Riverside, California manufacturing facility and issued a Form FDA 483 and a Warning Letter during July and August 1995, respectively and a Form FDA 483 in January 1996. Subsequent to the receipt of these documents, the Company took all necessary corrective action at the Riverside facility. The Company has been notified by FDA that all restrictions on 510(k) applications have been lifted.

      The Medical Device Reporting regulation requires that the Company provide information to FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The Medical Device Tracking regulation requires the Company to adopt a method of device tracking of certain devices, such as ventilators and oxygen concentrators, which are life-supporting or life-sustaining devices used outside of a device user facility or which are permanently implantable devices. The regulation requires that the method adopted by the Company ensures that the tracked device can be traced from the device manufacturer to the person for whom the device is indicated (i.e., the patient). In addition, FDA prohibits a company from promoting an approved device for unapproved applications and reviews a company's labeling for accuracy. Labeling and promotional activities also are, in certain instances, subject to scrutiny by the Federal Trade Commission.

      There can be no assurance that any required FDA or other governmental approval will be granted, or, if granted, will not be withdrawn. Governmental regulation may prevent or substantially delay the marketing of the Company's proposed products and cause the Company to undertake costly procedures. In addition, the extent of potentially adverse government regulation that might arise from future administrative action or legislation cannot be predicted. Any failure to obtain, or delay in obtaining, such approvals could adversely affect the Company's ability to market its proposed products.

      Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not FDA approval has been obtained, approval of a device by a comparable regulatory authority of a foreign country generally must be obtained prior to the commencement of marketing in those countries. The time required to obtain such approvals may be longer or shorter than that required for FDA approval.

      No FDA approval is required to export a device that is legally marketed in the United States by the exporting company, or for a device that is eligible for marketing clearance by FDA through the 510(k) premarket notification process. Permission from FDA is required, however, to export an unapproved Class III medical device for which a PMA is required for marketing in the United States, unless the device has been approved for marketing in Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa, the European Union or a country in the European Economic Area. FDA must determine that exportation of the device is not contrary to public health and safety and has the approval of the country to which it is intended for export. FDA approval also is required to export an investigational device to a country other than one of those listed in the proceeding sentence, unless the device is the subject of an FDA-approved IDE and will be marketed or used in clinical trials in the importing country for the same intended use, or the manufacturer has been informed by at least two IRBs in the United States that the device is a non-significant risk device and the device will be marketed or used for clinical trials in the importing county for the same intended use. In order to obtain FDA approval, a company must provide the agency with documentation from the medical device regulatory authority of the country in which the purchaser is located, stating that the sale of the device is not in violation of the country's medical device laws. There can be no assurance that the Company will obtain any required approval by FDA or the country to which a device is intended for export.

     The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protections, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that it will not be required to incur significant cost to comply with such laws and regulations in the future or that such laws or regulations will not have a materially adverse effect upon the Company's ability to do business.

THIRD PARTY REIMBURSEMENT

     The cost of a majority of medical care in the United States is funded by the U.S. Government through the Medicare and Medicaid programs and by private insurance programs, such as corporate health insurance plans. Although the Company does not receive payments for its products directly from these programs, home respiratory care providers and durable medical equipment suppliers, who are the primary customers for several of the Company's products, depend heavily on payments from Medicare, Medicaid and private insurers as a major source of revenues. In addition, sales of certain of the Company's products are affected by the extent of hospital and health care facility construction and renovation at any given time. The federal government indirectly funds a significant percentage of such construction and renovation costs through Medicare and Medicaid reimbursements. In recent years, governmentally imposed limits on reimbursement of hospitals and other health care providers have impacted negatively spending for services, consumables and capital goods. In addition, Congress has deferred resolution of health care policy issues, including the Medicare and Medicaid programs and whether there should be changes in the eligibility requirements for participation in such programs or whether they should be restructured. Restructuring of Medicare and Medicaid most likely will be considered again by Congress in 1997. A material decrease from current reimbursement levels or a material change in the method or basis of reimbursing health care providers, especially with respect to capital spending, as well as uncertainty with respect to the possibility of such changes, are likely to adversely affect future sales of the Company's products.


PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

     The Company has recently expanded the number of products it manufactures which are subject to patents and has applied for several patents for new product developments. Allied holds patents on the Bear Cub 750R infant ventilator, the Connect II universal gas outlet, the Trio headwall and certain ventilator components which it believes to be material to its business. The Company expects that as it shifts its focus to the higher technology portion of the respiratory products industry, new patents obtained through its research and development efforts and acquisitions will be increasingly material to the Company's business.

     The Company owns and maintains U.S. trademark registrations for Chemetron, Gomco, Oxequip, Lif-O-Gen, Life Support Products, Timeter, Vacutron and Schuco, its principal trademarks. Registrations for these trademarks are also owned and maintained in all countries where such products are sold and such registrations are considered necessary to preserve the Company's proprietary rights therein.

COMPETITION

     Allied competes in the markets for respiratory products. The Company has different competitors within each of its product lines. The Company's principal competitors include: Nellcor Puritan-Bennett Corporation; DeVilbiss Health Care, Inc., a subsidiary of Sunrise Medical Inc.; Healthdyne Technologies, Inc.; Bird Medical Technologies, Inc., a subsidiary of Thermo Election Corp.; Invacare Corporation; Medaes Inc., Ohmeda, a division of BOC Group plc; Hill-Rom Company, Inc., a subsidiary of Hillenbrand Industries, Inc.; Laerdal Medical Corporation; Ambu, Inc.; Impact Instrumentation, Inc. and Ferno-Washington, Inc. Many of the Company's principal competitors are larger than Allied and the Company believes that most of these competitors have greater financial and other resources than the Company. The Company competes primarily on the basis of price, quality and service. The Company believes that it is well positioned with respect to product cost, brand recognition, product reliability and customer service to compete effectively in each of its markets.


EMPLOYEES

      At June 30, 1996, the Company had 814 full-time employees and 143 part-time employees. Approximately 265 employees in the Company's principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement which expires in May 1997. An aggregate of approximately 115 employees at the Company's facilities in Oakland, California, Toledo, Ohio and Stuyvesant Falls, New York are also covered by collective bargaining agreements which expire in 1997 and 1998. The Company has not experienced a strike or work stoppage during the past five years, and believes that its labor relations are good.


ENVIRONMENTAL AND SAFETY REGULATION

      The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. The Company is also subject to the federal Occupational Safety and Health Act and similar state statutes. From time to time the Company has been involved in environmental proceedings involving clean-up of hazardous waste. There are no such material proceedings currently pending. Costs of compliance with environmental, health and safety requirements have not been material to the Company. The Company believes it is in material compliance with all applicable environmental laws and regulations.




ITEM 2.  PROPERTIES

      The Company's headquarters are located in St. Louis, Missouri and the Company maintains manufacturing facilities in Missouri, California, Ohio and New York. Set forth below is certain information with respect to the Company's manufacturing facilities.

                       SQUARE            OWNED/
                       FOOTAGE           LEASED
      LOCATION         (APPROXIMATE)               ACTIVITIES/PRODUCTS
- ---------------------  ---------         -------  -----------------------

St.  Louis, Missouri    270,000          Owned    Headquarters; medical
                                                  gas equipment;
                                                  respiratory therapy
                                                  equipment; emergency
                                                  medical products

Riverside,              164,000          Leased   Respiratory therapy
California                                        equipment

Toledo, Ohio             56,700          Owned    Home health care
                                                  products

Stuyvesant Falls,        30,000          Owned    CO2 absorbent
New York

Oakland, California      12,500          Leased   Headwalls

      In the event of the expiration, cancellation or termination of a lease relating to any of the Company's leased properties, the Company anticipates no significant difficulty in connection with leasing alternate space at reasonable rates. The Company leases facilities in Mt. Vernon, Ohio, which it subleased in fiscal 1996 as a second stage of its plant consolidation strategy for its disposable products operations. In addition, the Company also owns an additional
16.8 acre parcel of undeveloped land in Stuyvesant Falls, New York.

ITEM 3.  LEGAL PROCEEDINGS

      Product liability lawsuits are filed against the Company from time to time for various injuries alleged to have resulted from defects in the manufacture and/or design of the Company's products. Several such proceedings are currently pending, which are not expected to have a material adverse effect on the
Company. The Company maintains comprehensive general liability insurance coverage which it believes to be adequate for the continued operation of its business, including coverage of product liability claims.

      In addition, from time to time the Company's products may be subject to product recalls in order to correct design or manufacturing flaws in such products. To date, no such recalls have been material to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The information required by this item is set forth under the caption "Common Stock Information" appearing on page 29 of the Company's 1996 Annual Report to Shareholders (the "Annual Report"), which information is incorporated herein by reference thereto.

      As of September 23, 1996, there were 244 record owners of the Company's Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA

      The information required by this item is set forth under the caption "Income Statement Data" and "Balance Sheet Data" appearing on page 29 of the Annual Report, which information is incorporated herein by reference thereto.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 10 through 16 of the Annual Report, which information is incorporated herein by reference thereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data required by this item are presented under Item 14 and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      A definitive proxy statement is expected to be filed with the Securities and Exchange Commission on or about October 4, 1996. The information required by this item is set forth under the caption "Election of Directors" on pages 2 through 4, under the caption "Executive Officers" on page 7 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 18 of the definitive proxy statement, which information is incorporated herein by reference thereto.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is set forth under the caption "Executive Compensation" on pages 8 through 14 of the definitive proxy statement, which information is incorporated herein by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 4 through 6 of the definitive proxy statement, which information is incorporated herein by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is set forth under the caption "Certain Transactions" on page 15 of the definitive proxy statement, which information is incorporated herein by reference thereto.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.  FINANCIAL STATEMENTS

      The following consolidated financial statements of the Company and its subsidiaries, included on pages 17 to 28 in the Annual Report are incorporated herein by reference:

             Consolidated Statement of Income for the years ended June 30, 1996, 1995 and 1994

             Consolidated  Balance Sheet at June 30, 1996 and 1995

             Consolidated Statement of Changes in Shareholders' Equity for the years ended June 30, 1996, 1995 and 1994

             Consolidated Statement of Cash Flows for the years ended June 30, 1996, 1995 and 1994

             Notes to Consolidated Financial Statements

             Report of Independent Accountants

2.  FINANCIAL STATEMENT SCHEDULES

            Report of Independent Accountants on Financial Statement Schedule

            Valuation and Qualifying Accounts and Reserves for the Years
               Ended June 30, 1996, 1995 and 1994

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


3.  EXHIBITS

      The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.


4.  REPORTS ON FORM 8-K

      None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ALLIED HEALTHCARE PRODUCTS, INC.

                                    By:    /S/ BARRY F.BAKER
                                       ________________________________
                                       Barry F. Baker
                                       Vice President-Finance and Chief
                                       Financial Officer


Dated:  September 27, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 27, 1996.

          SIGNATURES                                TITLE



              *                   Chairman of the Board
_____________________________
      Dennis W. Sheehan


              *                   President, Chief Executive Officer and
_____________________________     Director (Principal Executive Officer)
       James C. Janning


      /S/ BARRY F. BAKER          Vice President-Finance and Chief
_____________________________     Financial Officer (Principal Financial
        Barry F. Baker            Officer and Principal Accounting Officer)


              *
_____________________________     Director
         David A. Gee


              *
_____________________________     Director
      Samuel A. Hamacher


              *
_____________________________     Director
       Robert E. Lefton


              *
_____________________________     Director
     Donald E. Nickelson


              *
_____________________________     Director
       William A. Peck


*By: /S/ BARRY F. BAKER
    _____________________________
    Barry F. Baker
    Attorney-in-Fact


- ----------
*Such signature has been affixed pursuant to the following Power of Attorney.

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints each of James C. Janning and Barry F. Baker as his true and lawful attorney-in-fact and agent, each with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the 1996 Annual Report on Form 10-K of Allied Healthcare Products, Inc., and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite as fully to all intents and purposes as he might or could do in person, and ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
   Allied Healthcare Products, Inc.

      Our audits of the consolidated financial statements referred to in our report dated August 21, 1996, except as to Note 14, which is as of September 20, 1996, appearing in the 1996 Annual Report to Shareholders of Allied Healthcare Products, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in item 14(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PRICE WATERHOUSE LLP

St.  Louis, Missouri
August  21, 1996

                        ALLIED HEALTHCARE PRODUCTS, INC.
          RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                        FOR THE YEAR ENDED JUNE 30, 1996
COLUMN A        COLUMN B           COLUMN C          COLUMN D            COLUMN E
- -------------------------------------------------------------------------------------

                                        CHARGED TO
                BALANCE AT CHARGED TO   OTHER
                BEGINNING  COSTS AND  - ACCOUNTS    DEDUCTIONS         BALANCE AT
 DESCRIPTION    OF PERIOD  EXPENSES     DESCRIBE  -- DESCRIBE          END OF PERIOD
- -------------------------------------------------------------------------------------

Reserve For
Doubtful
Accounts        ($590,459)  ($107,871)              $275,814(1)

                                                                      ($422,516)
Inventory
Allowance
For
Obsolescence  ($4,349,467)
and Excess
Quantities                    $83,700
                                                  $2,453,225(2)       ($1,812,542)
- ------------------------------------------------------------------------------------
                        FOR THE YEAR ENDED JUNE 30, 1995
Reserve For
Doubtful
Accounts
               ($320,000)    $124,205             ($394,664)(3)       ($590,459)
Inventory
Allowance
For
Obsolescence
and Excess     ($812,389)  ($469,664)             ($4,006,742)        (($4,349,467)
Quantities
- ------------------------------------------------------------------------------------

                        FOR THE YEAR ENDED JUNE 30, 1994
Reserve For
Doubtful
Accounts       ($245,446)     $54,636             ($129,190)(5)       ($320,000)

Inventory
Allowance
For
Obsolescence
and Excess     ($485,000)  ($148,384)              $179,005(6)        ($812,389)
Quantities

- --------------------------------------------------------------------------------
(1) Decrease due to bad debt write-offs, bad debt recoveries and changes in estimate. Offsetting increase of $80,000 due to the acquisition of Omni-Tech Medical, Inc.

(2)  Decrease   due  to  inventory   disposed  of  and  changes  in  estimate.
Offsetting increase of $105,470 due to the acquisition of Omni-Tech Medical, Inc.

(3) $404,993 due to the acquisition of B&F Medical Products, Inc., Bear Medical Systems, Inc. and BiCore Monitoring Systems, Inc. Offsetting decrease due to bad debt write-offs, bad debt recoveries and changes in estimate.

(4) $5,369,689 due to the acquisition of B&F Medical Products, Inc., Bear Medical Systems, Inc. and BiCore Monitoring Systems, Inc. Offsetting decrease due to inventory determined to be obsolete and disposed of and changes in estimate.

(5) $50,488 due to the acquisition of Life Support Products, Inc. and Hospital Systems, Inc. Remainder due to Bad debt write-offs, bad debt recoveries and changes in estimate.

(6) $294,393 due to the acquisition of Life Support Products, Inc. and Hospital Systems, Inc. Remainder due to inventory determined to be obsolete and disposed of and changes in estimate.



                                INDEX TO EXHIBITS


                                                                                      Sequentially
Exhibit                                                                               Numbered
No.                             Description                                           Page

2.1 Agreement and Plan of Merger, dated as of August 4, 1994, by and among Allied Healthcare Products, Inc., BFM Acquisition Corporation, B&F
          Medical  Products,  Inc.,  and the major  stockholders  listed therein
          (filed as Item 7(d) to the Current Report on Form 8-K, filed with the Commission on September 16, 1994, as amended on November 4, 1994, and incorporated herein by reference)

2.2       Stock Purchase Agreement,  dated as of February 10, 1995, by and among
          Allied Healthcare Products,  Inc., Selwood, Inc., and BTR Dunlop, Inc.
          (filed as Item 7 (c) to the Current  Report on Form 8-K filed with the
          Commission on February 24, 1995, as amended on April 24, 1995, and incorporated herein by reference)

3.1       Amended  and  Restated  Certificate of Incorporation of the Registrant
          (filed as Exhibit 3(1) to the Company's Registration Statement on Form
          S-1, as amended, Registration No. 33-40128, filed with the Commission on May 8, 1991 (the "Registration Statement") and incorporated herein by reference) 3.2 Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Allied Healthcare Products, Inc. dated
          August 21, 1996

3.2       Certificate  of  Designations,  Preferences  and  Rights  of  Series A
          Preferred Stock of Allied Healthcare  Products,  Inc. dated August 21,
          1996.

3.3       By-Laws of the Registrant  (filed as Exhibit 3(2) to the  Registration
          Statement and  incorporated herein by reference)

10.1      Lease  Agreement, dated June 30, 1988,  between Luke   D.  Wenger  and
          Shirley A. Wenger and Timeter Instrument Corporation (filed as Exhibit
          10(14)  to the  Registration  Statement  and  incorporated  herein  by reference)

10.2      NCG  Trademark  License  Agreement,  dated  April  16,  1982,  between
          Liquid Air Corporation and Allied Healthcare Products,  Inc. (filed as
          Exhibit 10(24) to the Registration Statement and incorporated herein by reference)

10.3      Allied Healthcare  Products,  Inc. 1991 Directors Non-Qualified  Stock
          Option Plan (filed as Exhibit 10(25) to the Registration Statement and incorporated herein by reference)

10.4      Allied  Healthcare  Products,  Inc. 1991 Employee Non-Qualified  Stock
          Option Plan (filed as Exhibit 10(26) to the Registration Statement and incorporated herein by reference)

10.5      Amended and Restated Registration Rights Agreement  dated  November 8,
          1991  among  Allied   Healthcare   Products,   Inc.,   Harbour   Group
          Investments,  L.P.,  Earl R.  Refsland  and Robert L. Ricks  (filed as
          Exhibit 10(41) to the Registration  Statement and incorporated  herein by reference)

                                                                                      Sequentially
Exhibit                                                                               Numbered
No.                             Description                                           Page

10.6      Employee  Stock  Purchase  Plan (filed with the  Commission as Exhibit
          10(45) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (the "1992 Form 10-K") and incorporated herein by reference)

10.7      Amendment  to Allied  Healthcare Products,  Inc. 1991  Directors  Non-
          Qualified Stock Option Plan dated September 14, 1992 (filed as Exhibit
          10(46) to the 1992 Form 10-K and incorporated herein by reference)

10.8      First Amendment to Lease  Agreement,  dated January 24, 1992,  between
          Luke  D.  Wenger  and   Shirley  A.  Wenger  and  Timeter   Instrument
          Corporation (filed as Exhibit 10(32) to the Company's Annual Report on
          Form 10-K for the fiscal  year ended  June 30,  1993 and  incorporated herein by reference)

10.9      Operations  Consulting  and Advisory  Services Agreement dated January
          26, 1994 between  Harbour Group Ltd. and Allied  Healthcare  Products,
          Inc.  (filed with the  Commission  as Exhibit  10(33) to the Company's
          Annual  Report on Form 10-K for the fiscal  year  ended June 30,  1994
          (the "1994 Form 10-K") and incorporated herein by reference)

10.10     Corporate  Development  Consulting  and  Advisory Services   Agreement
          dated  January 26, 1994 between  Harbour  Group  Industries,  Inc. and
          Allied Healthcare Products, Inc. (filed with the Commission as Exhibit
          10(34) to the 1994 Form 10-K and incorporated herein by reference)

10.11     Allied  Healthcare  Products,  Inc. 1994  Employee  Stock  Option Plan
          (filed with the Commission as Exhibit 10(39) to the 1994 Form 10-K and incorporated herein by reference)

10.12     Memorandum of Agreement dated June 1, 1994 covering June 1, 1994 - May
          31, 1997 between Allied Healthcare Products,  Inc. and District No. 9,
          International Association of Machinist and Aerospace Workers (filed with the Commission as Exhibit 10(40) to the 1994 Form 10-K and incorporated herein by reference)

10.13     Letter  Agreement  dated August 4, 1994 between  Harbour  Group,  Ltd.
          and Allied  Healthcare  Products,  Inc.  (filed with the Commission as
          Exhibit 10(42) to the 1994 Form 10-K and incorporated herein by reference)

10.14     Lease dated as of November 4, 1993 between  Essup Part and B&F Medical
          Products,  Inc.  (filed with the  Commission as Exhibit  10(43) to the
          1994 Form 10-K and incorporated herein by reference)

10.15     Union Labor  Agreement  dated May 9, 1994 covering July 1, 1994 - June
          30, 1997 between B&F Medical Products, Inc. and B&F Employee Committee
          (filed with the Commission as Exhibit 10(44) to the 1994 Form 10-K and incorporated herein by reference)

10.16     Commercial  Lease  and  Deposit Receipt between Hospital Systems, Inc.
          and 5301 Adeline Associates, a California Limited Partnership (filed with the Commission as Exhibit 10(47) to the 1994 Form 10-K and incorporated herein by reference)


                                                                                      Sequentially
Exhibit                                                                               Numbered
No.                             Description                                           Page
10.17     1994-1997  Agreement  dated June 24, 1994 covering May 1, 1994 - April
          30, 1997 between Hospital Systems,  Inc. and Electrical Workers Union,
          Local 2131 (filed with the  Commission  as Exhibit  10(48) to the 1994
          Form 10-K and incorporated herein by reference)

10.18     Lease  dated as of December  27, 1982 by and between  B.M.S./Riverside
          Limited Partnership and Intermed Holdings, Inc., as amended (filed with the Commission as Exhibit 10(31) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (the "1995 Form
          10-K") and incorporated herein by reference)

10.19     Allied Healthcare  Products,  Inc. 1995 Directors Non-Qualified  Stock
          Option Plan (filed with the  Commission as Exhibit  10(25) to the 1995
          Form 10-K and incorporated herein by reference) 10.20 Assignment of Lease dated October 3, 1988 by Intermed Holdings, Inc. to Bear Medical
          Systems, Inc. (filed with the Commission as Exhibit 10(32) to the 1995
          Form 10-K and incorporated herein by reference)

10.21     Warehouse Lease dated December 7, 1990 by and between  Mineola/Hemmer,
          L.P. and Bear Medical  Systems,  Inc.  (filed with the  Commission  as
          Exhibit 10(33) to the 1995 Form 10-K and incorporated herein by reference)

10.22     Agreement  and Plan of  Merger  dated May 31,  1995 by and among  Bear
          Medical  Systems,   Inc.,  BMS  Acquisition   Corporation  and  BiCore
          Monitoring Systems,  Inc. (filed with the Commission as Exhibit 10(34)
          to the 1995 Form 10-K and incorporated herein by reference)

10.23     Memorandum of Agreement dated April 19, 1995 covering April 16, 1995 -
          April 15, 1998 between Allied  Healthcare  Products,  Inc.,  Chemetron
          Medical Division and International  Chemical Workers Union,  Local No.
          626 (filed with the Commission as Exhibit 10(35) to the 1995 Form 10-K and incorporated herein by reference)

10.24     Second    Amended   and    Restated  Loan and Reimbursement  Agreement
          dated as of February 10, 1995 provided by The Boatmen's  National Bank of St. Louis and The Daiwa Bank, Ltd. to Allied  Healthcare  Products,
          Inc.,  Life  Support  Products,  Inc.,  B&F  Medical  Products,  Inc.,
          Hospital Systems,  Inc. and Bear Medical Systems,  Inc. (the "Restated
          Loan  Agreement")  (filed with the Commission as Exhibit 10(36) to the
          1995 Form 10-K and incorporated herein by reference)

10.25     Amendment  No. 1,  dated as  of June 7,  1995,  to the  Restated  Loan
          Agreement  (filed with the  Commission  as Exhibit  10(37) to the 1995
          Form 10-K and incorporated herein by reference)

10.26     Amended and Restated  Credit  Facilities  Agreement  dated October 13,
          1995  by  and  among  Allied   Healthcare   Products,   Inc.  and  its
          subsidiaries  and The  Boatman's  National  Bank of St. Louis as agent
          (filed with the  Commission  as Exhibit 1 to the  Company's  Quarterly
          Report on Form  10-Q for the  quarter  ended  September  30,  1995 and incorporated herein by reference)


                                                                                      Sequentially
Exhibit                                                                               Numbered
No.                             Description                                           Page
10.27     Underwriting  Agreement  dated September 28, 1995 by  and among Allied
          Healthcare  Products,  Inc., and Cowen & Company,  Dillon,  Read & Co.
          Inc.  and  A.G.  Edwards  &  Sons,  Inc.,  as  representatives  of the underwriters  (filed as Exhibit 2 to the Company's Quarterly Report on
          Form 10-Q for the quarter ended  September  30, 1995 and  incorporated herein by reference)

10.28     Allied  Healthcare  Products,  Inc.  Amendment to 1994  Employee Stock
          Option Plan

10.29     Amendment  Number  One  to  Amended  and  Restated  Credit  Facilities
          Agreement  dated April 19, 1996 among The  Boatmen's  National Bank of
          St. Louis, as Agent, and The Boatmen's National Bank of St. Louis and the other lenders listed on the signature pages thereof, as Lenders, and Allied Healthcare Products, Inc., and the other borrowers listed on the signature pages thereof, as Borrowers

10.30     Amendment  Number  Two to  Amended  and  Restated   Credit  Facilities
          Agreement dated  September 23, 1996 among The Boatmen's  National Bank of St. Louis, as Agent,  and The Boatmen's  National Bank of St. Louis
          and the  other  lenders  listed on the  signature  pages  thereof,  as
          Lenders, and Allied Healthcare Products, Inc., and the other borrowers listed on the signature pages thereof, as Borrowers

10.31 Consulting and Severance Agreement dated as of September 1, 1996 by and between Allied Healthcare Products, Inc. and David V. LaRusso

10.32     Rights   Agreement  dated  August  21,  1996  by  and  between  Allied
          Healthcare Products, Inc. and Boatmen's Trust Company, as Rights Agent
          (filed with the  Commission  as Exhibit (2) to the  Company's  Current
          Report on Form 8-K dated  August  7, 1996 and  incorporated  herein by reference)

13        Annual Report to Stockholders
21        Subsidiaries of the Registrant
23        Consent of Price Waterhouse LLP
24        Powers of Attorney