Form 10-Q
period 1996-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 1996-11-14
CIK 874710

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

 X      Quarterly  report  pursuant  to  Section  13  or 15(d) of the Securities
----    Exchange Act of 1934

For the quarterly period ended September 30, 1996

---- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Action of 1934

For the transition period from _________________________ to ____________________



                         Commission File Number 0-19266

                        ALLIED HEALTHCARE PRODUCTS, INC.

                              1720 Sublette Avenue

                            St. Louis, Missouri 63110
                                  314/771-2400

                        I.R.S. Employment I.D. 25-1370721

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past ninety days.

                             Yes     x            No
                                 ----------          ----------

        The number of shares of common stock outstanding at November 13, 1996 is 7,796,682 shares.

                                      INDEX


                                                                           Page
                                                                          Number
Part I - Financial Information

               Item 1.       Financial Statements

                             Consolidated Statement
                             of Operations - three months                      3
                             ended September 30,
                             1996 and 1995 (Unaudited)

                             Consolidated  Balance Sheets -
                             September 30, 1996 (Unaudited) and            4 - 5
                             June 30, 1996

                             Consolidated Statements of Cash
                             Flow - three months ended                     6 - 7
                             September 30, 1996 and 1995 (Unaudited)

                             Consolidated Statement of Changes
                             in Stockholders' Equity for three months          8
                             ended September 30, 1996 (Unaudited)

                             Notes to Consolidated
                             Financial Statements                         9 - 10

               Item 2.       Management's Discussion and
                             Analysis of Financial Condition             11 - 18
                             and Results of Operations

Part II - Other Information

               Item 6.       Exhibits and Reports on Form 8-K                 19

Signature                                                                     20

PART I.   FINANCIAL INFORMATION
   Item 1.   Financial Statements


                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                   Three months ended
                                      September 30,
                              ------------ -----------------
                                  1996            1995
                              ------------ -----------------

Net sales                      $29,133,723      $31,189,032
Cost of sales                   19,893,622       18,851,024
                              -------------  ---------------
Gross profit                     9,240,101       12,338,008

Selling, general and
  administrative expenses        8,377,834        7,638,845
                              -------------  ---------------

Income from operations             862,267        4,699,163

Other expenses:
  Interest expense               1,115,430        1,373,882
  Other, net                        25,956              (22)
                              -------------  ---------------
                                 1,141,386        1,373,860
                              -------------  ---------------
Income/(loss) before
  provision for income taxes      (279,119)       3,325,303

Provision for income taxes        (101,850)       1,329,491
                              -------------  ---------------

Net income/(loss)                ($177,269)      $1,995,812
                              =============  ===============

Earnings/(loss) per share           ($0.02)           $0.32
                              =============  ===============

Weighted average shares          7,796,682        6,185,555
                              =============  ===============

          See Accompanying Notes to Consolidated Financial Statements.

                                ALLIED HEALTHCARE PRODUCTS, INC.
                                   CONSOLIDATED BALANCE SHEET
                                              ASSETS

                                                         September 30,     June 30,
                                                             1997            1996
                                                         -------------   -------------

Current Assets:
   Cash                                                    $1,600,757      $1,489,133
   Accounts receivable, net of allowance for doubtful
      accounts of $387,416 and $422,517, respectively      24,489,434      25,964,658
   Inventories                                             27,217,036      28,046,490
   Income taxes receivable                                    560,872       2,285,224
   Other current assets                                     3,017,467       2,713,497
                                                         -------------   -------------
      Total current assets                                 56,885,566      60,499,002
                                                         -------------   -------------
   Property, plant and equipment, net                      22,166,407      21,968,504
   Goodwill, net                                           52,448,683      52,821,411
   Other assets, net                                        1,837,541       1,471,541
                                                         -------------   -------------
      Total assets                                       $133,338,197    $136,760,458
                                                         =============   =============


          See Accompanying Notes To Consolidated Financial Statements.

                                ALLIED HEALTHCARE PRODUCTS, INC.
                                  CONSOLIDATED BALANCE SHEET
                                          (CONTINUED)
                              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         September 30,     June 30,
                                                             1997            1996
                                                         -------------   -------------

Current liabilities:
   Accounts payable                                       $13,616,195     $13,104,299
   Current portion of long-term debt                        3,856,212       3,848,780
   Other current liabilities                                4,383,595       5,516,045
                                                         -------------   -------------
      Total current liabilities                            21,856,002      22,469,124
                                                         -------------   -------------
Long-term debt                                             46,401,675      49,033,545

Deferred income tax liability-noncurrent                    1,371,649       1,371,649

Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.01 par value; 1,500,000 shares
    authorized; no shares issued and outstanding
   Series A preferred stock; $.01 par value; 200,000
    shares authorized; no shares issued and outstanding
   Common stock; $.01 par value; 30,000,000 shares
    authorized; 7,796,682 and 7,796,682 shares
    issued and outstanding at September 30, 1996
    and June 30, 1996, respectively                           101,002         101,002
   Additional paid-in capital                              46,945,971      46,945,971
   Common stock in treasury, at cost                      (20,731,428)    (20,731,428)
   Retained earnings                                       37,393,326      37,570,595
                                                         -------------   -------------
                                                           63,708,871      63,886,140
      Total stockholders' equity                         -------------   -------------
                                                         $133,338,197    $136,760,458
      Total liabilities and stockholders' equity         =============   =============


          See Accompanying Notes To Consolidated Financial Statements.



                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                         Three Months ended
                                                            September 30,
                                                   -----------------------------
                                                       1996            1995
Cash flows from operating activities:              -------------   -------------
   Net income (loss)                                  ($177,269)     $1,995,812
   Adjustments to reconcile net income to
       net cash provided by (used in)
       operating activities:
      Depreciation and amortization                   1,241,126         966,416
      Decrease in accounts receivable, net            1,475,224         601,229
      Decrease (increase) in inventories                829,454      (4,556,761)
      Decrease in income taxes receivable             1,724,352               0
      Decrease (increase) in other current assets      (303,970)        230,725
      Increase in accounts payable                      511,896       4,335,341
      Increase in accrued income taxes                        0       1,207,074
      Decrease in other current liabilities            (586,682)     (1,943,446)
                                                   -------------   -------------
       Net cash provided by operating activities      4,714,131       2,836,390
                                                   -------------   -------------

Cash flows from investing activities:
   Capital expenditures                                (983,176)       (363,498)
                                                   -------------   -------------
       Net cash used in investing activities           (983,176)       (363,498)
                                                   -------------   -------------

                                   (CONTINUED)





                           ALLIED HEALTHCARE PRODUCTS, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (CONTINUED)

                                                        Three Months ended
                                                           September 30,
                                                   -----------------------------
                                                       1996            1995
                                                   -------------   -------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt           5,000,000               0
   Payments of long-term debt                        (1,124,438)     (1,117,408)
   Borrowings under revolving credit agreement        4,000,000       5,000,000
   Payments under revolving credit agreement        (10,500,000)     (5,000,000)
   Issuance of common stock                                   0           8,805
   Debt issuance costs                                 (449,125)              0
   Dividends paid on common stock                      (545,768)       (432,986)
                                                   -------------   -------------
       Net cash used by financing activities         (3,619,331)     (1,541,589)
                                                   -------------   -------------

   Net increase in cash and equivalents                 111,624         931,303
   Cash and equivalents at beginning of period        1,489,133         174,952
                                                   -------------   -------------
   Cash and equivalents at end of period             $1,600,757      $1,106,255
                                                   =============   =============



          See Accompanying Notes To Consolidated Financial Statements.

                            ALLIED HEALTHCARE PRODUCTS, INC.
                         CONSOLIDATED STATEMENT OF CHANGES IN
                                 STOCKHOLDERS' EQUITY
                                      (UNAUDITED)




                                               Additional
                         Preferred   Common     paid-in      Treasury      Retained
                          stock      stock      capital        stock       earnings
                         --------- ---------- ------------ ------------- ------------
Balance, June 30, 1996         $0   $101,002  $46,945,971  ($20,731,428) $37,570,595

Net income for the
   Three Months ended
   September 30, 1996                                                       (177,269)
                        ---------- ---------- ------------ ------------- ------------
Balance,
September 30, 1996             $0   $101,002  $46,945,971  ($20,731,428) $37,393,326
                        ========== ========== ============ ============= ============

          See Accompanying Notes To Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.      Unaudited Financial Statements

               The  accompanying   unaudited  financial   statements  have  been
prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K for the year ended June 30, 1996.

2.      Inventories

               Inventories are comprised as follows:

                                                                 September 30,              June 30,
                                                                     1996                     1996
                                                                  (Unaudited)

               Raw Material                                      $     208,878         $     179,042
               Work-in-progress                                      2,418,377             2,563,773
               Component Parts                                      17,937,307            18,428,851
               Finished Goods                                        6,652,474             6,874,824
                                                                 -------------         -------------
                                                                   $27,217,036           $28,046,490
                                                                 =============         =============


The above amounts are net of a reserve for obsolete and excess inventory of approximately $1.7 million and $1.8 million at September 30, 1996 and June 30, 1996, respectively.

3.      Debt Amendment

               On September  20, 1996 the Company  amended its  existing  $125.0 million credit facilities with its commercial bank syndicate. The credit facilities were amended such that the $68.4 million unused portion of the $70.0 million acquisition term loan facility is no longer available and the remaining credit facilities' maturity dates were reset to July 31, 1998. In addition, the amendments were made to reset certain covenants and to increase the advance rates on the revolving credit facility borrowing base. Further, in connection with the amended credit facilities, the Company entered into an addition $5.0 million term loan, also maturing July 31, 1998. The amended credit facilities provides the Company with credit facilities totaling $60.0 million which can be utilized to finance operations and future growth. At September 30, 1996, the Company had total borrowings of $47.9 million on these credit facilities and was in compliance with all covenants.

        The notes payable and the revolving credit agreement contain restrictions on the pledging of assets and various covenants regarding financial ratios and are secured by property, plant and equipment, accounts receivable and inventory.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Allied Healthcare Products, Inc. ("Allied" or the "Company") for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. This discussion should be read in conjunction with the September 30, 1996 consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

Certain statements contained herein are forward-looking statements. Actual results could differ materially from those anticipated as a result of various factors, including cyclical and other industry downturns, the effects of federal and state legislation on health care reform, including Medicare and Medicaid financing, the inability to achieve cost reductions through rationalization of acquired companies, difficulties or delays in the introduction of new products or disruptions in selling efforts.

Since December 1993, the Company has completed seven acquisitions which have significantly expanded its product lines. These acquisitions were each accounted for under the purchase method of accounting and were financed primarily through bank borrowings, resulting in a large increase in the Company's debt and interest expense. One acquisition was partially financed through the issuance of common stock. Results of operations of each acquired company have been included in Allied's consolidated statement of operations from the date of acquisition. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed, based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired was, in each instance, recorded as goodwill and is amortized over 20- or 40-year periods from the date of acquisition. Primarily as a result of these acquisitions, the Company will incur approximately $1.4 million in annual goodwill amortization expense. The following table summarizes the seven acquisitions:


Date                  Business                                        Products                              Purchase Price
                                                                                                        (Dollars in millions)
-----------------------------------------------------------------------------------------------------------------------------
December 1993         Life Support Products, Inc. ("LSP")             Emergency medical equipment . . . . . . . . . . . . .  $15.7
March 1994            Hospital Systems, Inc. ("HSI")                  Headwall products . . . . . . .  . . . . . . . . . . . . 2.2
September 1994        B&F Medical Products, Inc. ("B&F")              Home health care and respiratory therapy products . . . 21.5
February 1995         Bear Medical Systems, Inc. ("Bear")             Critical care ventilators . . . . . . . . . . . . . . . 15.4
May 1995              BiCore Monitoring Systems, Inc. ("BiCore")      Mon itoring systems and equipment for ventilators . . .  4.7
June 1995             Design Principles, Inc. ("DPI")                 Emergency medical equipment . . . . . . . . . . . . . .  0.6
November 1995         Omni-Tech Medical, Inc. ("Omni-Tech")           Transport ventilators . . . . . . . . . . . . . . . . .  1.6


These seven acquisitions have strategically placed the Company in the high growth areas of home health care and extended care markets, expanded the breadth of products offered and are expected to provide a source of future growth in sales and earnings. The Company believes that the expansion of product line offerings is particularly important in international markets as the Company continues to increase its worldwide sales force in an effort to be positioned to reach the growth potential of these emerging international markets. While the Company continues to believe that these acquisitions will have positive implications for the future, the integration and rationalization of the acquired businesses are still in progress. Accordingly, the Company continued to undertake numerous activities towards the implementation of these integration and rationalization objectives during the first quarter of fiscal 1997.

Included in these activities are field sales force consolidation and training, the development and release of new products, information system enhancements, and capital expenditure projects. Progress made by the Company during the first quarter of fiscal 1997 is as follows:

Field Sales Force Consolidation and Training
---------------------------------------------

In the first quarter of fiscal 1997, the Company consolidated its 21 patient care specialists with its 21 ventilator specialists to create a 34 person respiratory products specialists field sales force. Benefits expected from this consolidation include optimization of selling expenses through increased sales coverage, broadening product offerings for each sales call, significantly reducing the geographic territory each sales specialist must cover, and leveraging the strength of these complementary product lines while enabling the sales specialists to enhance his or her relationships with customers. The training required for this consolidation was completed in September 1996 for half of the field sales force and training is expected to be completed in November 1996 for the remaining half of the field sales force. The first ventilation product sales (a multiple ventilator order), made by a former patient care specialist, occurred in October 1996.

Research and Development and New Product Releases
-------------------------------------------------

Consistent with its focus on more technologically-advanced products, the Company has increased the level of its research and development activities in the first quarter of fiscal 1996, compared to the prior year by 13.5%, to $1.0 million and anticipates committing more resources to research and development in the future. Expenditures for research and development activities primarily include developing new respiratory therapy products and updating current products. During the first quarter of fiscal 1997, the Company introduced the Connect II universal medical gas outlet and has received 510K approval from the Food and Drug Administration ("FDA") for its new Bear Cub 750R infant ventilator. The Company is currently investing in other research and development projects designed to enhance patient treatment, provide a greater ease of patient use and to lower production costs.

Information Systems Enchancements
---------------------------------

The Company made substantial progress in implementing updated information systems technology during the first quarter of fiscal 1997. In October 1996, immediately subsequent to the first quarter, the Company converted its Corporate Offices and its St. Louis manufacturing operations to a new fully integrated software system and plans to convert all of its operations by the end of fiscal 1997. When fully implemented, the information technology systems enhancement should enable the Company to realize potential synergies of acquisitions through an efficient integrated data base, enhanced management reporting systems and through consolidation of certain operational functions.

Capital Expenditure Projects
----------------------------

The Company is in the process of modernizing two of its primary manufacturing facilities. In May and June of 1996, the Company purchased five computer controlled machining centers and, in the first quarter of fiscal 1997, began the programming and installation process for this machinery in its St. Louis, Missouri facility. This $1.5 million investment will substantially modernize the Company's metal machining capabilities and is expected to result in significant opportunities to reduce product costs from shorter set-up times, elimination of secondary operations in component manufacturing, reduced inventory levels, reductions in scrap and improvements in quality. The project is expected to be completed by December 31, 1996.

During  fiscal  1996,   Allied's  production  of  its  disposable  products  was
constrained by outdated molds and injection molding machinery. Manufacturing inefficiencies and capacity constraints prevented the Company from shipping to the level of demand for certain products. Accordingly, the Company is in the process of investing $2.0 million in molds and injection molding machinery to expand the production capacity and gain efficiencies at its Toledo, Ohio facility. This investment in enhanced injection molding capabilities is expected, when complete, to increase annual production throughout by 20%, and to provide significant cost reduction opportunities, including reduced product material content, labor and utility costs, while improving overall quality. The injection molding equipment and molds have periodic delivery schedules through December 31, 1996. The installation of equipment delivered to date has been in accordance with management's expectations.

While the Company has expended both monetary and human resources on these projects in the first quarter of fiscal 1997 and intends to continue emphasizing these and other internally controlled projects, there can be no assurance that the Company will be successful in implementing these projects and realizing these potential synergies.

The following table sets forth, for the fiscal period indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statement of operations.

                                       Three Months Ended
                                          September 30,
                                       1996           1995
                                       ----           ----

Net Sales                              100.0%         100.0%
Cost of sales                           68.3           60.4
                                       -------        -------
Gross profit                            31.7           39.6
Total SG&A expenses                     28.7           24.4
                                       -------        -------
Income from operations                   3.0           15.2
Interest expense                         3.9            4.5
                                       -------        -------
Income (loss) before provision
     [benefit] for income taxes         (0.9)          10.7
Provision [benefit] for income taxes    (0.3)           4.3
                                       --------       -------
Net income [loss]                       (0.6)%          6.4%
                                       ========       =======

Results of Operations
---------------------

Allied manufactures and markets respiratory therapy equipment, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts (dollars in thousands) and percentages of net sales attributable to respiratory therapy equipment, medical gas equipment and emergency medical products for the three months ended September 30, 1996 compared to the three months ended September 30, 1995.



                                    Three Months Ended           Three Months Ended
                                    September 30, 1996           September 30, 1995
                                                   % of                         % of
                                                   total                        total
                                    Net            net           Net            net
                                    sales          sales         sales          sales
                                    -----          -----         -----          -----
Respiratory Therapy  Equipment      $15,932        54.7%         $16,338        52.4%
Medical Gas Equipment                10,096        34.6%          11,261        36.1%
Emergency Medical Products            3,106        10.7%           3,590        11.5%
                                    -------       ------         --------      ------
Total                               $29,134       100.0%         $31,189       100.0%
                                    =======       =====          =======       =====

Three   months  ended   September  30,  1996  compared  to  three  months  ended
September 30, 1995
--------------------------------------------------------------------------------

Net sales for the three months ended September 30, 1996 of $29.1 million decreased $2.1 million, or 6.6%, compared to net sales of $31.2 million for the three months ended September 30, 1995. Numerous external and internal factors which adversely impacted the Company's sales in fiscal 1996 continued to impact the Company during the first quarter of fiscal 1997. Certain macroeconomic factors impacting the Company's sales include the renewed concerns over potential reductions in home oxygen therapy reimbursement levels by Medicare and Medicaid. Policy decision on this home oxygen therapy reimbursement issue was deferred by Congress in April 1996 but debates renewed during the first quarter. The Company is unable to predict the impact of health care reimbursement policy decisions but believes that until reimbursement issues are resolved, current customer purchase patterns are likely to continue. The ramifications of consolidation of healthcare providers continued to impact certain segments of the Company's product offerings. In the acute care market, the continued rationalization of inventory levels for medical gas regulation devices has caused softness in this market, however, there have been signs of an upturn in certain medical gas system products. In the home health care market, consolidation of dealers has continued to put pressure on prices and corresponding margins. Internal operational issues have also continued to impact the Company's operations. As previously discussed, the Company has made significant progress to address the integration and management of its recent acquisitions. The Company devoted considerable time and resources during the first quarter of fiscal 1997 to address these issues. Included in these internal issues are previous high turnover rates in the ventilation field sales force for which the Company had to recruit and train replacements. Manufacturing constraints and capacity issues also impacted the Company's operations. In response thereto, the Company is engaged in two significant capital expenditure projects discussed above. Finally, as previously discussed, the Company is continuing the process of integrating the businesses which have recently been acquired, including actively upgrading its information technology systems. While the Company is unable to predict when the macroeconomic conditions will be resolved or provide assurance that internal issues will be successfully resolved, the Company believes that over a long term horizon it is positioned through a broad product offering and continued internal operational improvements to meet the demands of respiratory health care caused by an aging population, an increase in the occurrence and treatment of lung disease, and other respiratory illnesses treated in the home, hospital, and sub-acute care facilities.

Respiratory Therapy Equipment sales in the first quarter of fiscal 1997 of $15.9 million were $0.4 million, or 2.4%, under prior year first quarter sales of $16.3 million. Sales of home health care products were down from the prior year as a result of pricing pressures caused by the ongoing consolidation of home health care dealers combined with renewed concerns over potential reductions in home oxygen therapy reimbursement rates. While the Company is unable to predict when these factors will be resolved and the impact of potential reimbursement policy decisions, it believes that until there is a resolution, current customer purchase patterns are likely to continue. The home health care sales were additionally impacted by capacity constraints at the Company's Toledo, Ohio facility. The Company is currently installing new injection mold equipment and new molds. Additional equipment and molds are scheduled for delivery through December 31, 1996. While the installation of equipment and molds previously delivered have been in accordance with management's expectations, there can be no assurance that remaining installations will fully alleviate the Company's capacity issues or that market demand will remain at current levels. Offsetting the decline in home health care sales was an increase in sales of ventilation products. The Company has recently hired field sales force personnel to address the high turnover rates experienced during fiscal 1996. Training of these new field sales force personnel and the combination of the ventilation field sales force with the patient care field sales force has been an ongoing project of the Company to increase sales coverage for this demonstration-based, sales-intensive product line. In addition, the increase in ventilation product sales is being driven by the strong world wide acceptance of the Smart Trigger technology for the Company's adult critical care ventilator and due to the introduction of the new infant ventilator, the Bear Cub 750R .

Medical Gas Equipment sales in the first quarter of fiscal 1997 of $10.1 million were $1.2 million, or 10.4%, below prior year sales of $11.3 million. Medical gas system sales were slightly below prior year sales and inwall systems construction products also experienced a decline in sales, while an increase in headwall sales partially offset these declines. Orders of construction products have increased by over $0.8 million in the first quarter of fiscal 1997 compared to the prior year comparable period as acute care facilities refurbishing projects appear to be increasing. Medical gas regulation and suction device sales continue to be below prior year levels. The consolidation of acute care facilities and the resultant combining of their regulation and suction device inventories have caused a decline in demand for these products as the acute care providers continue to rationalize their consolidated inventory levels. While the consolidation of health care providers appears to be slowing, management cannot predict when the full ramifications of such consolidation will be complete. In addition, in April 1996, Congress deferred resolution of policy for capital reimbursement guidelines. Management expects sales of medical gas equipment products to continue to be adversely impacted until policy issues are resolved.

Emergency Medical Products sales of $3.1 million were $0.5 million, or 13.5%, below prior year first quarter sales of $3.6 million. This decline was due to difficulties experienced in the relocation of production of emergency products to the St. Louis facility and a large non-recurring stocking order that occurred in the prior year.

The Company continued to increase its presence in world wide markets during the first quarter of fiscal 1997. International sales, which are included in the product line sales discussion above, increased $0.6 million, or 7.7%, to $8.1 million in the first quarter of fiscal 1997 compared to sales of $7.5 million in the first quarter of fiscal 1996. The world wide market acceptance of the Smart TriggerR technology for the Company's adult critical care ventilator combined with the recent introduction of the new Bear Cub 750R infant ventilator has fueled the growth of international sales. Offsetting the increase in international ventilator product sales was a decline in medical gas equipment sales which was attributable to a large, non-recurring construction order in the prior year and a decline in sales to Mexico caused by adverse economic conditions.

Gross profit of $9.2 million in the first quarter of fiscal 1997 was $3.1 million, or 25.1%, below gross profit of $12.3 million in the first quarter of fiscal 1996. The decline in sales combined with an unfavorable product line sales mix, the increase in lower margin international sales, and customer pricing pressures brought on by the consolidation of health care providers all adversely impacted margins from year to year. Gross profit as a percentage of sales was 31.7% and 39.6% during the first quarter of fiscal 1997 and the first quarter of fiscal 1996, respectively. The gross profit margin percentage was impacted by production volume and changes in inventory levels. During the first quarter of fiscal 1996, the Company increased its inventory levels by $4.5 million, in anticipation of future market demand, which in turn lowered per unit production costs and improved margins. Conversely, in fiscal 1997, the Company reduced its inventory levels by approximately $1.0 million through its focus on working capital management and reduced manufacturing volume, which in turn increased per unit costs of production and lowered margins as a percentage of sales. The Company anticipates continued pressures on margins caused by the previously discussed external and internal factors. In response to declining margins, the Company has embarked upon two significant capital expenditure programs which are designed to reduce manufacturing costs, improve manufacturing cycle times, improve quality, and reduce inventory levels. The Company continues to evaluate its business with an intent to improve productivity, reduce costs, and initiate vendor programs to obtain price concessions. The Company may also implement additional strategic manufacturing programs in the future to improve profitability.

Selling, General, and Administrative ("SG&A") expenses were $8.4 million in the first quarter of fiscal 1997, an increase of $0.7 million, or 9.7%, over prior year comparable period SG&A expenses of $7.6 million. The Company continued to make strategic investments in SG&A spending during the first quarter of fiscal 1997. The Company believes it is essential to improve the skill set of its field sales force, many of whom have been put in place during the past six months, and to provide necessary resources to support their efforts. Accordingly, Allied continued its investments in extensive field sales force training, investments in advertising and promotions, investments in information technology, and investments in research and development, all of which are examples of increased SG&A expenditures that could potentially benefit future operations. As a percentage of net sales, SG&A expenses increased to 28.8% in the first quarter of fiscal 1997 compared to 24.4% in the first quarter of fiscal 1996. This increase is attributable to the combined factors of a decline in sales of existing products and the strategic investments in training, technology and new products.

Income from operations in the first quarter of fiscal 1997 of $0.9 million was $3.8 million, or 81.7%, below the first quarter of fiscal 1996 income from operations of $4.7 million. As a percentage of net sales, income from operations decreased to 3.0% from 15.1% for these periods. This decrease is attributable to reduced sales, reduced gross margins, and the increase in SG&A expenses discussed above.

Interest expense for the first quarter of fiscal 1997 of $1.1 million was $0.3 million below interest expense of $1.4 million in the prior year. This decrease is primarily attributable to the reduction in the Company's debt level, utilizing the proceeds from a secondary stock offering completed on October 4, 1995, by an average of approximately $19.0 million this year versus the prior year. In addition, Allied's effective interest rate for the first quarter of fiscal 1997 was approximately 50 basis points lower than for the prior year. Offsetting these interest expense reductions was an increase in the amortization of loan origination fees for the credit facilities put into place on October 13, 1995 and amended on September 20, 1996.

Allied had a loss before provision for taxes in the first quarter of fiscal 1997. The loss of $279,000 was partially offset by a tax benefit of $102,000, resulting in an effective tax rate of 36.5%. The net loss after taxes was $177,000 or $0.02 per share. Results for the first quarter of fiscal 1996 were income before taxes of $3.3 million, a tax provision of $1.3 million, an effective tax rate of 40.0%, net income of $2.0 million, and earnings per share of $0.32. The weighted average number of common shares outstanding used in the calculation of earnings per share was 7,796,682 and 6,185,555 for the first quarter of fiscal 1997 and fiscal 1996, respectively. The increase in the weighted average number of common shares outstanding was primarily the result of the October 1995 sale of 1,610,000 shares of common stock in a secondary offering.

Financial Condition
-------------------
The  following  table  sets  forth  selected  information   concerning  Allied's
financial condition:

        Dollars in thousands        September 30, 1996           June 30, 1996
        --------------------        ------------------           -------------
        Cash                           $1,601                        $1,489
        Working Capital                35,030                        38,030
        Total Debt                     50,258                        52,882
        Current Ratio                    2.60  :1                      2.69  :1

The Company's working capital was $35.0 million at September 30, 1996, compared to $38.0 million at June 30, 1996. Accounts receivable decreased to $24.5 million from $26.0 million while inventories decreased to $27.2 million at September 30, 1996 from $28.0 million at June 30, 1996. The decrease in accounts receivable is primarily the result of a decrease in the average time that a receivable is outstanding, as Days Sales Outstanding ("DSO") declined by three days, as well as a decrease in revenue in the first quarter of fiscal 1997 compared to the fourth quarter of fiscal 1996. The decline in inventory was attributable to the Company's efforts to reduce working capital. Accordingly, production volume decreased during the quarter.

Net cash generated for the three months ended September 30, 1996 was $0.1 million. The net cash provided resulted from income from operations (a net after tax loss plus non-cash operating charges), and a decrease in accounts receivables and inventories which were partially offset by debt repayments, capital expenditures and dividends. The reduction in net income during the last three quarters of fiscal 1996 and during the first quarter of fiscal 1997 has significantly impacted cash flows and the ability of the Company to continue historical levels of fixed payments. Accordingly, on August 21, 1996, the Company's Board of Directors voted to suspend quarterly dividends effective immediately with the fourth quarter of fiscal 1996. The Company also renegotiated its credit facilities and on September 20, 1996 amended its current credit facilities with its commercial bank syndicate as described below. The Company believes that subsequent to the suspension of cash dividends, cash flow from operations and available borrowings under its amended revolving credit facility, discussed below, will be sufficient to finance fixed debt service and planned capital expenditures in fiscal 1997.

At September 30, 1996, the Company had aggregate indebtedness of $50.3 million, which included short-term debt of $3.9 million and long-term debt of $46.4 million. During the first quarter of fiscal 1997, the Company's debt decreased by $2.6 million from the June 30, 1996 aggregate indebtedness of $52.9 million. On September 20, 1996 the Company amended its existing $125.0 million credit facilities with its commercial bank syndicate. The credit facilities were amended such that the $68.4 million unused portion of the $70.0 million acquisition term loan facility is no longer available and the remaining credit facilities' maturity dates were reset to July 31, 1998. In addition, amendments were made to reset certain covenants and to increase the advance rates on the revolving credit facility borrowing base. Further, in connection with the amended credit facilities, the Company entered into an additional $5.0 million term loan, also maturing July 31, 1998. The amended credit facilities provides the Company with credit facilities totaling $60.0 million which can be utilized to finance operations and future growth. At September 30, 1996 the Company had total borrowings of $47.9 million on these credit facilities and was in compliance with all covenants.

As of September 30, 1996, the Company had a backlog of $21.9 million compared to a backlog of $21.0 million at June 30, 1996. The backlog increase during the first quarter of fiscal 1997 of $0.9 million consists of an increase in Respiratory Therapy Equipment of $0.4 million, and an increase in Medical Gas Equipment of $1.1 million which were partially offset by a decline in Emergency Medical Products of $0.6 million. The Company's backlog consists of firm customer purchase orders which are subject to cancellation by the customer upon notification. The backlog is expected to be shipped within the next twelve months.

Inflation has not had a material effect on the Company's business or results of operations.

PART II.       Other Information


Item 6.        Exhibits and Reports on Form 8-K

(a)     Exhibits - none.

(b)     Reports on Form 8-K dated August 7, 1996.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ALLIED HEALTHCARE PRODUCTS, INC.



Date:   November 13, 1996           /s/ Barry F. Baker
                                    -----------------------------------
                                    Barry F. Baker
                                    Vice President - Finance and Chief Financial
                                                     Officer
                                    (Principal Accounting and Financial Officer)