Form 10-Q/A
period 1996-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 1997-02-05
CIK 874710

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

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

        The number of shares of common stock outstanding at February 5, 1997 is 7,796,682 shares.

                                      INDEX


                                                                           Page
                                                                          Number
Part I - Financial Information

               Item 1.       Financial Statements

                             Consolidated Statement
                             of Operations - three months                      3
                             ended September 30,
                             1996 and 1995 (Unaudited)

                             Consolidated  Balance Sheets -
                             September 30, 1996 (Unaudited) and            4 - 5
                             June 30, 1996

                             Consolidated Statements of Cash
                             Flow - three months ended                     6 - 7
                             September 30, 1996 and 1995 (Unaudited)

                             Consolidated Statement of Changes
                             in Stockholders' Equity for three months          8
                             ended September 30, 1996 (Unaudited)

                             Notes to Consolidated
                             Financial Statements                         9 - 10

               Item 2.       Management's Discussion and
                             Analysis of Financial Condition             11 - 18
                             and Results of Operations

Part II - Other Information

               Item 6.       Exhibits and Reports on Form 8-K                 19
                             (a) Exhibit
                             (b) Reports of Form 8-K

Signature                                                                     20

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
                              =============  ===============

          See Accompanying Notes to Consolidated Financial Statements.

                                ALLIED HEALTHCARE PRODUCTS, INC.
                                   CONSOLIDATED BALANCE SHEET
                                              ASSETS

                                                         September 30,     June 30,
                                                             1996            1996
                                                         -------------   -------------

Current Assets:
   Cash                                                    $1,600,757      $1,489,133
   Accounts receivable, net of allowance for doubtful
      accounts of $387,416 and $422,517, respectively      24,489,434      25,964,658
   Inventories                                             27,217,036      28,046,490
   Income taxes receivable                                    560,872       2,285,224
   Other current assets                                     3,017,467       2,713,497
                                                         -------------   -------------
      Total current assets                                 56,885,566      60,499,002
                                                         -------------   -------------
   Property, plant and equipment, net                      22,166,407      21,968,504
   Goodwill, net                                           52,448,683      52,821,411
   Other assets, net                                        1,837,541       1,471,541
                                                         -------------   -------------
      Total assets                                       $133,338,197    $136,760,458
                                                         =============   =============


          See Accompanying Notes To Consolidated Financial Statements.

                                ALLIED HEALTHCARE PRODUCTS, INC.
                                  CONSOLIDATED BALANCE SHEET
                                          (CONTINUED)
                              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         September 30,     June 30,
                                                             1996            1996
                                                         -------------   -------------

Current liabilities:
   Accounts payable                                       $13,616,195     $13,104,299
   Current portion of long-term debt                        3,856,212       3,848,780
   Other current liabilities                                4,383,595       5,516,045
                                                         -------------   -------------
      Total current liabilities                            21,856,002      22,469,124
                                                         -------------   -------------
Long-term debt                                             46,401,675      49,033,545

Deferred income tax liability-noncurrent                    1,371,649       1,371,649

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

Respiratory Therapy Equipment sales in the first quarter of fiscal 1997 of $15.9 million were $0.4 million, or 2.4%, under prior year first quarter sales of $16.3 million. Sales of home health care products were down from the prior year as a result of pricing pressures caused by the ongoing consolidation of home health care dealers combined with renewed concerns over potential reductions in home oxygen therapy reimbursement rates. While the Company is unable to predict when these factors will be resolved and the impact of potential reimbursement policy decisions, it believes that until there is a resolution, current customer purchase patterns are likely to continue. The home health care sales were additionally impacted by capacity constraints at the Company's Toledo, Ohio facility. The Company is currently installing new injection mold equipment and new molds. Additional equipment and molds are scheduled for delivery through December 31, 1996. While the installation of equipment and molds previously delivered have been in accordance with management's expectations, there can be no assurance that remaining installations will fully alleviate the Company's capacity issues or that market demand will remain at current levels. Offsetting the decline in home health care sales was an increase in sales of ventilation products. The Company has recently hired field sales force personnel to address the high turnover rates experienced during fiscal 1996. Training of these new field sales force personnel and the combination of the ventilation field sales force with the patient care field sales force has been an ongoing project of the Company to increase sales coverage for this demonstration-based, sales-intensive product line. In addition, the increase in ventilation product sales is being driven by the strong world wide acceptance of the

Smart Trigger technology for the Company's adult critical care ventilator and due to the introduction of the new infant ventilator, the Bear Cub 750R.

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

(a)     Exhibit

27      Financial Data Schedule

(b)     Reports on Form 8-K dated August 7, 1996.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ALLIED HEALTHCARE PRODUCTS, INC.



Date:   February 5, 1997            /s/ Barry F. Baker
                                    -----------------------------------
                                    Barry F. Baker
                                    Vice President - Finance and Chief Financial
                                                     Officer
                                    (Principal Accounting and Financial Officer)