Form 10-Q
period 1996-12-31
ALLIED HEALTHCARE PRODUCTS INC
filed 1997-02-14
CIK 874710

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

 X      Quarterly  report  pursuant  to  Section  13  or 15(d) of the Securities
----    Exchange Act of 1934


For the quarterly period ended December 31, 1996

---- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ____________________



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

                             Yes       X               No
                                 _____________            _____________
        The number of shares of common stock outstanding at February 14, 1997 is 7,796,682 shares.

                                      INDEX


                                                                           Page
                                                                          Number
Part I - Financial Information

           Item 1.  Financial Statements

                    Consolidated Statement
                    of Operations - three months and six months                3
                    ended December 31,
                    1996 and 1995 (Unaudited)

                    Consolidated  Balance Sheets -
                    December 31, 1996 (Unaudited) and                     4 - 5
                    June 30, 1996

                    Consolidated Statements of Cash
                    Flow - six months ended                               6 - 7
                    December 31, 1996 and 1995 (Unaudited)

                    Consolidated Statement of Changes
                    in Stockholders' Equity for six months                  8
                    ended December 31, 1996 (Unaudited)

                    Notes to Consolidated
                    Financial Statements                                  9 - 10

           Item 2.  Management's Discussion and
                    Analysis of Financial Condition                      11 - 18
                    and Results of Operations

Part II - Other Information                                                19



Signature                                                                  20

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                   Three months ended            Six months ended
                                      December 31,                 December 31,
                              --------------------------   ----------------------------
                                   1996          1995           1996           1995
                              ------------  ------------   -------------  -------------
Net sales                      $28,388,652   $28,438,914     $57,522,375    $59,627,946
Cost of sales                   19,663,935    18,549,738      39,557,557     37,400,762
                              ------------  ------------   -------------  -------------
Gross profit                     8,724,717     9,889,176      17,964,818     22,227,184

Selling, general and
  administrative expenses        8,233,434     7,184,626      16,611,268     14,823,471
                              ------------  ------------   -------------  -------------

Income from operations             491,283     2,704,550       1,353,550      7,403,713

Other expenses:
  Interest expense               1,408,745       984,919       2,524,175      2,358,801
  Other, net                        28,980        32,661          54,936         32,639
                              ------------  ------------   -------------  -------------
                                 1,437,725     1,017,580       2,579,111      2,391,440
                              ------------  ------------   -------------  -------------
Income/(loss) before
  provision/(benefit) for
  income taxes                    (946,442)    1,686,970      (1,225,561)     5,012,273

Provision/(benefit) for
  income taxes                    (390,000)      675,261        (491,850)     2,004,752
                              ------------  ------------   -------------  -------------

Net income/(loss)                ($556,442)   $1,011,709       ($733,711)    $3,007,521
                              ============  ============   =============  =============

Earnings/(loss) per share           ($0.07)        $0.11          ($0.09)         $0.43
                              ============  ============   =============  =============

Weighted average shares          7,796,682     7,744,095       7,796,682      6,964,825
                              ============  ============   =============  =============

          See Accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                          December 31,     June 30,
                                                              1996           1996
                                                          ------------   ------------
                                                           (Unaudited)
Current Assets:
   Cash                                                     $1,406,212    $1,489,133
   Accounts receivable, net of allowance for doubtful
      accounts of $411,987 and $422,517, respectively       26,507,962    25,964,658
   Inventories                                              28,040,052    28,046,490
   Income taxes receivable                                   1,017,433     2,285,224
   Other current assets                                      3,365,865     2,713,497
                                                          ------------   ------------
      Total current assets                                  60,337,524    60,499,002
                                                          ------------   ------------
   Property, plant and equipment, net                       21,656,763    21,968,504
   Goodwill, net                                            52,070,949     52,821,411
   Other assets, net                                         1,723,027      1,471,541
                                                          ------------   ------------
      Total assets                                        $135,788,263   $136,760,458
                                                          ============   ============


          See Accompanying Notes To Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        December 31,    June 30,
                                                            1996           1996
                                                        ------------   ------------
                                                         (Unaudited)
Current liabilities:
   Accounts payable                                      $12,219,539    $13,104,299
   Current portion of long-term debt                       3,863,644      3,848,780
   Other current liabilities                               5,113,191      5,516,045
                                                        ------------   ------------
      Total current liabilities                           21,196,374     22,469,124
                                                        ------------   ------------
Long-term debt                                            50,067,811     49,033,545

Deferred income tax liability-noncurrent                   1,371,649      1,371,649

Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.01 par value; 1,500,000 shares
    authorized; no shares issued and outstanding
   Series A preferred stock; $.01 par value; 200,000
    shares authorized; no shares issued and outstanding
   Common stock; $.01 par value; 30,000,000 shares
    authorized; 7,796,682 and 7,796,682 shares
    issued and outstanding at December 31, 1996
    and June 30, 1996, respectively                          101,002        101,002
   Additional paid-in capital                             46,945,971     46,945,971
   Common stock in treasury, at cost                     (20,731,428)   (20,731,428)
   Retained earnings                                      36,836,884     37,570,595
                                                        ------------   ------------
                                                          63,152,429     63,886,140
      Total stockholders' equity                        ------------   ------------
                                                        $135,788,263   $136,760,458
      Total liabilities and stockholders' equity        ============   ============


          See Accompanying Notes To Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                 Six Months ended
                                                                   December 31,
                                                           -----------------------------
                                                                1996            1995
                                                           -------------   -------------
Cash flows from operating activities:
   Net income (loss)                                          ($733,711)     $3,007,521
   Adjustments to reconcile net income to
       net cash provided by (used in)
       operating activities:
      Depreciation and amortization                           2,662,639       1,926,034
      Decrease (increase) in accounts receivable, net          (543,304)      1,484,356
      Decrease (increase) in inventories                          6,438      (7,629,945)
      Decrease in income taxes receivable                     1,267,791               0
      Increase in other current assets                         (652,368)       (299,350)
      Increase (decrease) in accounts pay                      (884,760)      2,074,694
      Decrease in accrued income taxes                                0        (350,318)
      Decrease in other current liabilities                     142,914      (2,778,477)
                                                           -------------   -------------
       Net cash provided by (used in) operating activities    1,265,639      (2,565,485)
                                                           -------------   -------------

Cash flows from investing activities:
   Capital expenditures                                      (1,300,761)     (1,571,527)
   Acquisition of Omni-Tech                                           0      (1,556,336)
                                                           -------------   -------------
       Net cash used in investing activities                 (1,300,761)     (3,127,863)
                                                           -------------   -------------



                                  (CONTINUED)

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (CONTINUED)

                                                                 Six Months ended
                                                                   December 31,
                                                           -----------------------------
                                                               1996            1995
                                                           -------------   -------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                   5,000,000      42,000,000
   Payments of long-term debt                                  (839,791)    (60,835,912)
   Borrowings under revolving credit agreement               12,609,715      17,304,800
   Payments under revolving credit agreement                (15,720,794)    (15,204,800)
   Issuance of common stock                                           0      25,696,230
   Debt issuance costs                                         (551,161)     (1,063,048)
   Dividends paid on common stock                              (545,768)       (866,047)
                                                           -------------   -------------
       Net cash provided by (used in) financing activities      (47,799)      7,031,223
                                                           -------------   -------------

   Net increase (decrease) in cash and equivalents              (82,921)      1,337,875
   Cash and equivalents at beginning of period                1,489,133         174,952
                                                           -------------   -------------
   Cash and equivalents at end of period                     $1,406,212      $1,512,827
                                                           =============   =============

          See Accompanying Notes To Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                  Additional
                           Preferred    Common     paid-in      Treasury      Retained
                             stock      stock      capital        stock       earnings
                           ---------- ---------- ------------ ------------- ------------
Balance, June 30, 1996            $0   $101,002  $46,945,971  ($20,731,428) $37,570,595

Net income for the
   Six Months ended
   December 31, 1996                                                           (733,711)
                           ---------- ---------- ------------ ------------- ------------
Balance,
December 31, 1996                 $0   $101,002  $46,945,971  ($20,731,428) $36,836,884
                           ========== ========== ============ ============= ============

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

2.      Inventories

               Inventories are comprised as follows:

                                            December 31,            June 30,
                                               1996                   1996
                                            (Unaudited)

               Raw Material                 $   214,865           $   179,042
               Work-in-progress               2,510,401             2,563,773
               Component Parts               16,848,184            18,428,851
               Finished Goods                 8,466,602             6,874,824
                                            -----------           -----------
                                            $28,040,052           $28,046,490
                                            ===========           ===========


The above amounts are net of a reserve for obsolete and excess inventory of approximately $1.7 million and $1.8 million at December 31, 1996 and June 30, 1996, respectively.

3.      Debt Amendment

               On September  20, 1996 the Company  amended its  existing  $125.0 million credit facilities with its commercial bank syndicate. The credit facilities were amended such that the $68.4 million unused portion of the $70.0 million acquisition term loan facility is no longer available and the remaining credit facilities' maturity dates were reset to July 31, 1998. In addition, the amendments were made to reset certain covenants and to increase the advance rates on the revolving credit facility borrowing base. Further, in connection with the amended credit facilities, the Company entered into an addition $5.0 million term loan, also maturing July 31, 1998. The amended credit facilities provides the Company with credit facilities totaling $60.0 million which can be utilized to finance operations and future growth. At December 31, 1996, the Company had total borrowings of $49.6 million on these credit facilities and was in compliance with all covenants or had received waivers of all covenants in which it was not in compliance. In connection with the receipt of covenant waivers, the Company agreed to pay its commercial bank syndicate a fee of $450,000, plus $85,000 per month. In addition, the Company agreed that if it did not reduce its aggregate borrowings with the commercial bank syndicate by $20 million by May 15, 1997 or otherwise obtain a commitment which would result in proceeds to the Company of at least $20 million by May 15, 1997, it would pay the commercial bank syndicate an additional fee of $450,000 on May 15, 1997. Finally, the Company and the agent for the commercial bank syndicate have agreed to negotiate mutually satisfactory revisions to the covenants contained in the credit facilities by May 1, 1997.

        The notes payable and the revolving credit agreement contain restrictions on the pledging of assets and various covenants regarding financial ratios and are secured by property, plant and equipment, accounts receivable and inventory.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Allied Healthcare Products, Inc. ("Allied" or the "Company") for the three month and six month periods ended December 31, 1996 compared to the three month and six month periods ended December 31, 1995. This discussion should be read in conjunction with the December 31, 1996 consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

Certain statements contained herein are forward-looking statements. Actual results could differ materially from those anticipated as a result of various factors, including cyclical and other industry downturns, the effects of federal and state legislation on health care reform, including Medicare and Medicaid financing, the inability to achieve cost reductions through rationalization of acquired companies or to increase prices of certain products, difficulties or delays in the introduction of new products or disruptions in manufacturing, selling and/or shipping efforts.

Since December 1993, the Company has completed seven acquisitions which have significantly expanded its product lines. These acquisitions were each accounted for under the purchase method of accounting and were financed primarily through bank borrowings, resulting in a large increase in the Company's debt and interest expense. One acquisition was partially financed through the issuance of common stock. Results of operations of each acquired Company have been included in Allied's consolidated statement of operations from the date of acquisition. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed, based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired was, in each instance, recorded as goodwill and is amortized over 20- or 40-year periods from the date of acquisition. Primarily as a result of these acquisitions, the Company will incur approximately $1.5 million in annual goodwill amortization expense. The following table summarizes the seven acquisitions:


DATE                  BUSINESS                                   PRODUCTS                             PURCHASE PRICE
                                                                                                   (DOLLARS IN MILLIONS)

________________________________________________________________________________________________________________________

December 1993         Life Support Products, Inc. ("LSP")        Emergency medical equipment . . . . . . . . . . . . . $15.7
March 1994            Hospital Systems, Inc. ("HSI")             Headwall products . . . . . . . . . . . . . . . . . .   2.2
September 1994        B&F Medical Products, Inc. ("B&F")         Home health care and respiratory therapy products . .  21.5
February 1995         Bear Medical Systems, Inc. ("Bear")        Critical care ventilators . . . . . . . . . . . . . .  15.4
May 1995              BiCore Monitoring Systems, Inc. ("BiCore") Monitoring systems and equipment for ventilators  . .   4.7
June 1995             Design Principles, Inc. ("DPI")            Emergency medical equipment . . . . . . . . . . . . .   0.6
November 1995         Omni-Tech Medical, Inc. ("Omni-Tech")      Transport ventilators . . . . . . . . . . . . . . . .   1.6


These seven acquisitions have strategically placed the Company in the growing areas of home health care and extended care markets, expanded the breadth of products offered and are expected to provide a source of future growth in sales and earnings. The Company believes that the expansion of product line offerings is particularly important in international markets as the Company continues to increase its worldwide sales force in an effort to be positioned to reach the growth potential of these emerging international markets. While the Company continues to believe that these acquisitions will have positive implications for the future, the integration and rationalization of the acquired businesses are still in progress. Accordingly, the Company continued to undertake numerous activities towards the implementation of these integration and rationalization objectives during the second quarter of fiscal

1997. Included in these activities are field sales force consolidation and training, information system enhancements, and capital expenditure projects. Progress made by the Company during the second quarter of fiscal 1997 is as follows:

FIELD SALES FORCE CONSOLIDATION AND TRAINING

In the first quarter of fiscal 1997, the Company consolidated its 21 patient care specialists with its 21 ventilator specialists to create a 34 person respiratory products specialists field sales force. The training required for this consolidation was completed in September 1996 for half of the field sales force and was completed in November 1996 for the remaining half of the field sales force. Benefits expected from this consolidation include optimization of selling expenses through increased sales coverage, broadening product offerings for each sales call, significantly reducing the geographic territory each sales specialist must cover, and leveraging the strength of these complementary product lines while enabling the sales specialists to enhance their relationships with customers.

INFORMATION SYSTEMS ENHANCEMENTS

In October 1996 the Company converted its Corporate Offices and its St. Louis manufacturing operations to a new fully integrated software system. This computer conversion, which should provide a strategic long-term benefit to the Company, caused short-term disruptions in manufacturing and shipping of products. The Company was unable to meet the challenges of this disruption during the fiscal 1997 second quarter, and accordingly ended the quarter with past due shipments. These past due shipments are expected to be shipped in the third quarter of fiscal 1997. The Company has continued to make advances in the computer conversion process but has not yet fully completed these activities in St. Louis. The Company also plans to convert its Toledo, Ohio and Riverside, California operations. Preliminary work has begun in these other operations but the conversion at these locations will take place only after the St. Louis systems are process proven. When fully implemented, the information technology systems enhancement should enable the Company to realize potential synergies of acquisitions through an efficient integrated data base, enhanced management reporting systems and through consolidation of certain operational functions.

CAPITAL EXPENDITURE PROJECTS

The Company made significant progress in modernizing two of its primary manufacturing facilities during the fiscal 1997 second quarter. In May and June of 1996, the Company purchased five computer controlled machining centers and, in the second quarter of fiscal 1997 substantially completed the programming and installation process for this machinery in its St. Louis, Missouri facility. This $1.5 million investment will modernize the Company's metal machining capabilities and has begun to provide significant opportunities to reduce product costs from shorter set-up times, elimination of secondary operations in component manufacturing, and in the future should provide the opportunity for reduced inventory levels, reductions in scrap and improvements in quality.

In addition, the Company is in the process of investing up to $2.0 million in molds and injection molding machinery to expand the production capacity and gain efficiencies at its Toledo, Ohio facility. Manufacturing inefficiencies and capacity constraints caused by old, outdated injection mold machinery has prevented the Company from shipping to the level of demand for certain products. This investment in enhanced injection molding capabilities is expected, when complete, to increase annual disposable product production up to 20%, and to provide significant cost reduction opportunities, including reduced product material content, labor and utility costs, while improving overall quality. Six injection molding machines and three molds have been installed as of December 31, 1996. An additional 14 molds are scheduled for delivery through April 1997 while plans to order four additional molding machines and four additional molds are under evaluation. The installation of equipment delivered to date has been in accordance with management's expectations.

While the Company has expended both monetary and human resources on these projects in the second quarter of fiscal 1997 and intends to continue emphasizing these and other internally controlled projects, there can be no assurance that the Company will be successful in implementing these projects and realizing these potential synergies.

FINANCIAL INFORMATION:

The following table sets forth, for the fiscal period indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statement of operations.

                                      Three Months Ended        Six Months Ended
                                         December 31,             December 31,
                                      1996         1995         1996        1995
                                      ----         ----         ----        ----

Net Sales                             100.0%      100.0%        100.0%    100.0%
Cost of sales                          69.3        65.2          68.8      62.7
                                      -----       -----         -----     -----
Gross profit                           30.7        34.8          31.2      37.3
Total SG&A expenses                    29.0        25.3          28.8      24.9
                                      -----       -----         -----     -----
Income from operations                  1.7         9.5           2.4      12.4
Interest expense                        5.1         3.6           4.5       4.1
                                      -----       -----         -----     -----
Income (loss) before provision
     (benefit) for income taxes        (3.4)        5.9          (2.1)      8.3
Provision (benefit) for income taxes   (1.4)        2.3          (0.8)      3.3
                                      -----       -----         -----     -----
Net income (loss)                      (2.0)%       3.6%         (1.3)%     5.0%
                                      =====       =====         =====     =====

RESULTS OF OPERATIONS

Allied manufactures and markets respiratory therapy equipment, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts (dollars in thousands) and percentages of net sales attributable to respiratory therapy equipment, medical gas equipment and emergency medical products for the three months and six months ended December 31, 1996 compared to the three months and six months ended December 31, 1995.



                                                 Three Months Ended
                                    December 31, 1996         December 31, 1995
                                                 % of                      % of
                                                total                     total
                                    Net         net           Net         net
                                    sales       sales         sales       sales
                                    _____       _____         _____       _____

Respiratory Therapy Equipment      $15,627      55.1%        $15,438      54.3%
Medical Gas Equipment               10,144      35.7%         10,219      35.9%
Emergency Medical Products           2,617       9.2%          2,782       9.8%
                                   -------     ------        -------     ------
Total                              $28,388     100.0%        $28,439     100.0%
                                    ======     =====          ======     =====


                                                    Six Months Ended
                                    December 31, 1996         December 31, 1995
                                                  %of                      % of
                                                total                     total
                                    Net         net           Net         net
                                    sales       sales         sales       sales
                                    _____       _____         _____       _____

Respiratory Therapy Equipment      $31,559      54.9%        $31,776      53.3%
Medical Gas Equipment              $20,240      35.2%         21,480      36.0%
Emergency Medical Products           5,723       9.9%          6,372      10.7%
                                   -------     ------        -------     ------
Total                              $57,522     100.0%        $59,628     100.0%
                                    =======    ======         ======     =====


THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

Net sales for the three months ended December 31, 1996 of $28.4 million were unchanged from net sales of $28.4 million for the same period in the prior year. Internal and, to a lesser extent, external factors continued to adversely impact the Company's operations in the second quarter of fiscal 1997. The primary operational issue that impacted the Company during the second quarter was the inability to meet the challenges caused by the conversion to a new computer system in the St. Louis facility. This conversion caused a disruption in shipping activity and accordingly, the Company had past due shipments at December 31, 1996. These past due shipments are expected to be made in the third quarter of fiscal 1997. Other internal issues included capacity constraints at the

Company's Toledo, Ohio facility, field sales force training activities, and the integration of recent acquisitions. In response to these internal operational issues the Company has put in place additional injection mold equipment in Toledo, Ohio, completed its field sales force training activities, and has made progress on its computer conversion process. All of these activities have been previously discussed. Certain external issues continued to impact the Company's second quarter operations. In the home health care market, consolidation of dealers has continued to put pressure on prices and corresponding margins. In addition, Congress has not yet set policy on reimbursement guidelines for oxygen therapy reimbursements. The effects of consolidation of acute health care providers appears to be improving as the orders from and sales to these markets are up in the second quarter of fiscal 1997 compared to the same period in the prior year. Orders, or the pace of incoming business, for the three months ended December 31, 1996, were $31.9 million, an increase of $2.5 million, or 8.6%, over orders of $29.4 million in the prior year comparable period. Fiscal 1997 second quarter orders in all three of the Company's product lines were in excess of prior year comparable orders. While the Company can not predict when the full ramifications of its internal and external issues will be resolved, the Company believes that over a long term horizon it is positioned through a broad product offering and continued internal operational improvements to meet the demands of respiratory health care caused by an aging population, an increase in the occurrence and treatment of lung disease, and other respiratory illnesses treated in the home, hospital, and sub-acute care facilities.

Respiratory Therapy Equipment sales in the second quarter of fiscal 1997 of $15.6 million were $0.2 million, or 1.2%, over prior year second quarter sales of $15.4 million. Sales of ventilation products have increased due to the strong world wide acceptance of the Smart Trigger technology for the Company's adult critical care ventilator and due to the introduction of the new infant ventilator, the Bear Cub 750R . In addition, the Company has recently hired field sales force personnel to address the high turnover rates experienced during fiscal 1996. Training of these new field sales force personnel and the combination of the ventilation field sales force with the patient care field sales force has been an ongoing project of the Company to increase sales coverage for this demonstration-based, sales-intensive product line. Sales of home health care products were down from the prior year as a result of pricing pressures caused by the ongoing consolidation of home health care dealers combined with renewed concerns over potential reductions in home oxygen therapy reimbursement rates. While the Company is unable to predict when these factors will be resolved and the impact of potential reimbursement policy decisions, it believes that until there is a resolution, current customer purchase patterns are likely to continue. The home health care sales were additionally impacted by capacity constraints at the Company's Toledo, Ohio facility. The Company is currently installing new injection mold equipment and new molds. Additional molds are scheduled for delivery through April 1997. While the installation of equipment and molds previously delivered have been in accordance with management's expectations, there can be no assurance that remaining installations will fully alleviate the Company's capacity issues or that market demand will remain at current levels.

Medical Gas Equipment sales in the second quarter of fiscal 1997 of $10.1 million were $0.1 million, or 0.7%, below prior year sales of $10.2 million. Medical gas suction and regulation devices and headwall sales experienced an increase over the second quarter sales in the prior year, which were offset by a decline in inwall construction product sales. The order pattern for medical gas suction and regulation devices has strengthened as it appears that the impact of consolidation of health care providers is slowing and their rationalization process of consolidation inventory levels is nearing completion. Management can not predict when the full ramifications of such consolidation will be complete, however, fiscal 1997 second quarter orders for these products are 25.4% over the comparable prior year period. Inwall construction product orders are unchanged from year to year while head wall orders are down in the fiscal 1997 second quarter by 38.9% compared to the same period in the prior year. This decrease is attributable to a one time order in excess of $1.1 million received in the prior year. In addition, in April 1996, Congress deferred resolution of policy for capital reimbursement guidelines. Management expects sales of medical gas equipment products to continue to be adversely impacted until policy issues are resolved.

Emergency medical product sales in the second quarter of fiscal 1997 of $2.6 million were $0.2 million, or 5.9% below prior year sales of $2.8 million. This sales trend is a continuation of fiscal 1997 first quarter sales patterns as the sales decline is attributable to problems the Company had in the relocation of production of emergency products to the St. Louis facility and the absence of a large stocking order that occurred in the prior year. Orders in the second quarter of fiscal 1997 for emergency products, however, are 31.4% over orders in the comparable prior year. This is attributable to several large orders received late in the second quarter which will be shipped primarily throughout the remainder of fiscal 1997.

The Company continued to increase its presence in world wide markets during the second quarter of fiscal 1997. International sales, which are included in the product line sales discussion above, increased $0.4 million, or 5.1%, to $7.9 million in the second quarter of fiscal 1997 compared to sales of $7.5 million in the second quarter of fiscal 1996. The world wide market acceptance of the Smart TriggerR technology for the Company's adult critical care ventilator combined with the recent introduction of the new Bear Cub 750R infant ventilator has fueled the growth of international sales. Partially offsetting the increase in international ventilator product sales was a decline in international medical gas equipment and head wall sales which was attributable to a large order in the prior year.

Gross profit for the second quarter of fiscal 1997 was $8.7 million, or 30.7% of net sales, compared to $9.9 million, or 34.8% of net sales in the second quarter of fiscal 1996. An unfavorable product line sales mix, the increase in lower margin international sales, and pricing pressures brought on by the consolidation of health care providers all adversely impacted margins from year to year. In addition, the gross profit margin percentage was impacted by a planned decline in manufacturing volume. The Company continued to focus on working capital management and did not significantly build inventory levels as in the prior year. As a result, the decline in manufacturing volume in fiscal 1997 increased per unit costs of manufacturing and lowered margins as a percent of sales. The Company anticipates continued pressures on margins caused by the previously discussed external and internal factors. In response to declining margins, the Company has its focused its resources on two previously described significant capital expenditure programs which are designed to reduce manufacturing costs, improve manufacturing cycle times, improve quality, and reduce inventory levels. The Company continues to evaluate its business with an intent to improve productivity, reduce costs, and initiate vendor programs to obtain price concessions. The Company may also implement additional strategic manufacturing programs in the future to improve profitability.

Selling, General and Administrative expenses for the six months ended December 31, 1996 were $8.2 million, an increase of $1.0 million over prior year comparable period SG&A expenses of $7.2 million. The Company continued to make strategic investments in SG&A expenses in the second quarter of fiscal 1997. Included in the second quarter SG&A spending are non-recurring consulting expenses of approximately $0.4 million. Other SG&A spending includes investments in advertising and marketing literature, investments in information technology, and continued
investments in research and development, all expenditures that potentially could benefit future periods. As a percent of net sales, SG&A expenses increased to 29.0% in the second quarter of fiscal 1997 compared to 25.3% in second quarter of fiscal 1996. This increase is attributable to the combined factors of certain non-recurring expenditures, and the strategic investments in training, technology and new product development and essentially flat Company sales as discussed above.

Income from operations in the second quarter of fiscal 1997 of $0.5 million was $2.2 million, or 81.8%, below the second quarter of fiscal 1996 income from operations of $2.7 million. As a percentage of net sales, income from operations decreased to 1.7% from 9.5% for these periods. This decrease is attributable to reduced gross margins and the increase in SG&A expenses discussed above.

Interest expense for the second quarter of fiscal 1997 of $1.4 million was $0.4 million above interest expense of $1.0 million in the prior year comparable period. This increase is attributable to an additional $0.2 million amortization of loan origination fees, (caused by the accelerated maturity date of our commercial bank syndicate credit facilities), $0.1 million attributable to a higher average debt level, and $0.1 million attributable to a higher effective interest rate. Interest expense is expected to increase substantially as a result of the modifications to the Company's credit facilities described below.

Allied had a loss before provision for taxes in the second quarter of fiscal 1997. The loss of $0.9 million was partially offset by a tax benefit of $0.4 million, resulting in an effective tax rate of 41.2%. The net loss after taxes was $0.5 million or $0.07 per share. Results for the second quarter of fiscal 1996 were income before taxes of $1.7 million, a tax provision of $0.7 million, an effective tax rate of 40.0%, net income of $1.0 million, and earnings per share of $0.11. The weighted average number of common shares outstanding used in the calculation of earnings per share was 7,796,682 and 7,744,095 for the second quarter of fiscal 1997 and fiscal 1996, respectively. The increase in the weighted average number of common shares outstanding was primarily the result of the effects of the October 1995 sale of 1,610,000 shares of common stock.


SIX MONTHS  ENDED  DECEMBER 31, 1996  COMPARED TO SIX MONTHS ENDED  DECEMBER 31,
1995

Net sales for the six months ended December 31, 1996 were $57.5 million, a decrease of $2.1 million, or 3.5%, from sales of $59.6 million in the same period in the prior year. The decline in net sales for the six months ended December 31, 1996 compared to the same period in the prior year occurred during the first quarter. Numerous external and internal factors which adversely impacted the Company's sales in fiscal 1996 continued to impact the Company during the first quarter of fiscal 1997. The macroeconomic factors which impacted the Company's sales included the renewed concerns over potential reductions in home oxygen therapy reimbursement levels by Medicare and Medicaid. Policy decision on this home oxygen therapy reimbursement issue was deferred by Congress in April 1996 but debates renewed during the first quarter of fiscal 1997. The Company is unable to predict the impact of health care reimbursement policy decisions but believes that until reimbursement issues are resolved, current customer purchase patterns are likely to continue. The ramifications of consolidation of healthcare providers continued to impact certain segments of the Company's product offerings in the first quarter of fiscal 1997, but appeared to stabilize in the second quarter of fiscal 1997. In the acute care market, the continued rationalization of inventory levels of medical gas regulation devices caused first quarter softness in this market, however, there have been improvements in second quarter sales of certain medical gas system products. In the home health care market, consolidation of dealers has continued to put pressure on prices and corresponding margins. Internal operational issues have also continued to impact the Company's operations. As previously discussed, the Company has made progress to address the integration and management of its recent acquisitions. The Company devoted considerable time and resources during the first six months of Fiscal 1997 to address these issues. Included in these internal issues are previous high turnover rates in the ventilation field sales force for which the Company had to recruit and train replacements. Manufacturing constraints and capacity issues also impacted the Company's operations. In response thereto, the Company is engaged in two significant capital expenditure projects discussed above. Finally, as previously discussed, the Company is continuing the process of integrating the businesses which have recently been acquired, including actively upgrading its information technology systems. While the Company is unable to predict when the ramifications of macroeconomic conditions will be resolved or unable to provide assurance that internal issues will be successfully resolved, improvements in orders have been made. Orders for the six months ended December 31, 1996 were $61.8 million, an increase of $3.7 million, or 6.4%, from orders of $58.1 million in the comparable prior year period and have increased from year to year in all three of the Company's product lines.

Respiratory therapy equipment sales were $31.6 million for the six months ended December 31, 1996 compared to sales of $31.7 million for the six months ended December 31, 1995, a decline of $0.1 million, or 0.7%. This decline in sales is attributable to a 9.6% decline in homecare sales caused by pricing pressures and operational difficulties previously discussed. Partially offsetting this decline is an 8.1% increase in sales to hospital markets. This increase in sales to hospital markets is primarily attributable to the strong worldwide market acceptance of recent technology improvements in the Company's adult critical care ventilator and the new infant ventilator.

Medical Gas Equipment sales for the six months ended December 31, 1996 of $20.2 million were $1.3 million, or 5.8% below comparable prior year sales of $21.5 million. Medical gas system and inwall systems construction products experienced a decline in sales, while an increase in headwall sales partially offset these declines. Orders of medical gas products have increased by over $1.9 million in the first six months of fiscal 1997 compared to the prior year comparable period as acute care facilities refurbishing projects appear to be increasing. Although, the consolidation of acute care facilities and the resultant combining of their regulation and suction device inventories appears to be slowing, medical gas regulation and suction device sales continue to be below prior year levels. Orders for these products have increased by 18.8% during the six months ended December 31, 1996 compared to the comparable prior year period. However, management cannot predict when the full ramifications of such consolidation will be complete.

Emergency Medical Products sales for the six months ended December 31, 1996 of $5.7 million were $0.7 million, or 10.2%, below comparable period prior year sales of $6.4 million. This decline was due to difficulties experienced in the relocation of production of emergency products to the St. Louis facility and a large non-recurring stocking order that occurred in the prior year.

International sales, which are included in the above discussion of sales by product lines, increased $0.9 million, or 6.3%, to $16.0 million for the six months ended December 31, 1996 compared to sales of $15.1 million for the six months ended December 31, 1995. This increase in sales is attributable to the strong worldwide acceptance of the Company's ventilation products combined with strong sales of the Company's medical gas equipment. International sales were 27.8% of total sales during the six months ended December 31, 1996 compared to 25.3% of total sales for the six months ended December 31, 1995.

Gross profit of $18.0 million for the six months ended December 31, 1996 declined by $4.2 million, or 19.2%, from $22.2 million for the six months ended December 31, 1995. The gross profit margin as a percentage of sales decreased to 31.2% from 37.3% as a result of a change in product line sales mix, the change in the mix of domestic versus international sales, pricing pressures on sales to national accounts, and manufacturing inefficiencies experienced at one of the Company's plants.

SG&A expenses for the six months ended December 31, 1996, increased $1.8 million to $16.6 million, or 12.1%, from $14.8 million for the six months ended December 31, 1995. The Company has made significant investments in field sales force training, promotional literature and advertisements, and in information technology throughout the first six months of Fiscal 1997. As a result of decreased net sales combined with an increase in spending, SG&A expenses as a percentage of net sales increased to 28.8% for the six months ended December 31, 1996 compared to 24.9% for the six months ended December 31, 1995.

Income from operations was $1.4 million for the six months ended December 31, 1996 compared to $7.4 million for the prior year. As a percentage of net sales, income from operations decreased to 2.4% from 12.4% for the same period in the prior year. This percentage decrease in income from operations is attributable to reduced sales, reduced gross margins, and increased SG&A expenses discussed above.

Interest expense was $2.5 million for the six months ended December 31, 1996 compared to $2.4 million for the six months ended December 31, 1995. The increase in interest expense of $0.1 million is attributable to increased amortization of prepaid loan costs and an increase in the effective interest rate which were partially offset by a lower average debt balance during the six months ended December 31, 1996 compared to the same period in the prior year. Interest expense is expected to increase substantially as a result of the modifications to the Company's credit facilities described below.

Allied had a loss before provision for taxes for the six months ended December 31, 1996. The loss of $1.2 million was partially offset by a tax benefit of $0.5 million, resulting in an effective tax rate of 40.1%. The net loss after taxes was $0.7 million, or $0.09 per share. Results for the six months ended December 31, 1995 were income before taxes of $5.0 million, a tax provision of $2.0 million, an effective tax rate of 40.0%, net income of $3.0 million, and earnings per share of $0.43. The weighted average number of common shares outstanding used in the calculation of earnings per share was 7,796,682 and 6,964,825 for the first six months of fiscal 1997 and fiscal 1996, respectively. The increase in the weighted average number of common shares outstanding was primarily the result of the October 1995 sale of 1,610,000 shares of common stock.


FINANCIAL CONDITION

The  following  table  sets  forth  selected  information   concerning  Allied's
financial condition:

        Dollars in thousands         December 31, 1996           June 30, 1996
        ____________________         _________________           _____________
        Cash                              $1,406                    $1,489
        Working Capital                   39,141                    38,030
        Total Debt                        53,931                    52,882
        Current Ratio                       2.85  :1                  2.69  :1

The Company's working capital was $39.1 million at December 31, 1996, compared to $38.0 million at June 30, 1996. Accounts receivable increased to $26.5 million from $26.0 million while inventories were unchanged at a level of $28.0 million at December 31, 1996 and at June 30, 1996. The increase in accounts receivable is primarily the result of an increase in the average time that a receivable is outstanding, as Days Sales Outstanding ("DSO") increased by seven days, and the late in the quarter sales caused by the disruption in shipments early in the quarter.

Net cash used for the six months ended December 31, 1996 was $0.1 million. The net cash used resulted from capital expenditures and dividends, which were partially offset by income from operations (a net after tax loss plus non-cash operating charges), and a net increase in borrowings under a revolving credit facility. The Company believes that cash flow from operations and available borrowings under its amended revolving credit facility will be sufficient to finance fixed debt service and planned capital expenditures in fiscal 1997.

At December 31, 1996, the Company had aggregate indebtedness of $53.9 million, which included short-term debt of $3.8 million and long-term debt of $50.1 million. During the first half of fiscal 1997, the Company's debt increased by $1.0 million from the June 30, 1996 aggregate indebtedness of $52.9 million. On September 20, 1996 the Company amended its existing $125.0 million credit facilities with its commercial bank syndicate. The credit facilities were amended such that the $68.4 million unused portion of the $70.0 million acquisition term loan facility is no longer available and the remaining credit facilities' maturity dates were reset to July 31, 1998. In addition, amendments were made to reset certain covenants and to increase the advance rates on the revolving credit facility borrowing base. Further, in connection with the amended credit facilities, the Company entered into an additional $5.0 million term loan, also maturing July 31, 1998. The amended credit facilities provides the Company with credit facilities totaling $60.0 million which can be utilized to finance operations and future growth. At December 31, 1996 the Company had total borrowings of $49.6 million on these credit facilities and was in compliance with all covenants or had received waivers of all covenants in which it was not in compliance. In connection with the receipt of covenant waivers, the Company agreed to pay its commercial bank syndicate a fee of $450,000, plus $85,000 per month. In addition, the Company agreed that if it did not reduce its aggregate borrowings with the commercial bank syndicate by $20 million by May 15, 1997 or otherwise obtain a commitment which would result in proceeds to the Company of at least $20 million by May 15, 1997, it would pay the commercial bank syndicate an additional fee of $450,000 on May 15, 1997. Finally, the Company and the agent for the commercial bank syndicate have agreed to negotiate mutually satisfactory revisions to the covenants contained in the credit facilities by May 1, 1997. In December 1996 the Company entered into a $1.1 million capital lease agreement to partially finance the St. Louis and Toledo capital expenditure projects.

As of December 31, 1996, the Company had a backlog of $25.4 million compared to a backlog of $21.9 million at September 30, 1996. The backlog increase during the second quarter of fiscal 1997 of $3.5 million consists of an increase in Respiratory Therapy Equipment of $1.6 million, an increase in Medical Gas Equipment of $0.5 million, and an increase in Emergency Medical Products of $1.4 million. The Company's backlog consists of firm customer purchase orders which are subject to cancellation by the customer upon notification. A portion of the backlog at December 31, 1996 is past due as a result of the shipping disruption previously discussed. There have been no significant cancellations, if any, of these orders. The backlog is expected to be shipped within the next twelve months.

Inflation has not had a material effect on the Company's business or results of operations.

PART II.       OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

(a)     Exhibits:

        10(1) Employment Agreement dated as of November 19, 1996 between Allied Healthcare Products, Inc. and Uma Nandan Aggarwal
        10(2) Option Agreement dated November 19, 1996 between Allied Healthcare Products, Inc. and Uma N. Aggarwal
        10(3) Option Agreement dated November 19, 1996 between Allied Healthcare Products, Inc. and Uma N. Aggarwal
        10(4) Letter Agreement dated December 16, 1996 between Allied Healthcare Products, Inc. and Barry F. Baker
        10(5) Letter Agreement dated December 16, 1996 between Allied Healthcare Products, Inc. and Gabriel S. Kohn
        10(6) Letter Agreement dated December 16, 1996 between Allied Healthcare Products, Inc. and David Grabowski
        10(7) Letter Agreement dated December 16, 1996 between Allied Healthcare Products, Inc. and Theodore H. Atwood
        27     Financial Data Schedule

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ALLIED HEALTHCARE PRODUCTS, INC.



Date:   February 14, 1997                   /s/ Barry F. Baker
                                            ____________________________________
                                            Barry F. Baker
                                            Vice President - Finance and
                                              Chief Financial Officer
                                            (Principal Accounting and
                                               Financial Officer)