Form 10-Q
period 1997-03-31
ALLIED HEALTHCARE PRODUCTS INC
filed 1997-05-16
CIK 874710

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
--- Act of 1934


    For the quarterly period ended March 31, 1997

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Action of 1934

    For the transition period from __________________ to ___________________



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

                             Yes    X               No
                                ---------             ---------
        The number of shares of common stock outstanding at May 15, 1997 is 7,796,682 shares.

                                      INDEX


                                                                          Page
                                                                          Number
Part I - Financial Information

               Item 1.       Financial Statements

                             Consolidated Statement
                             of Operations - three months and nine months      3
                             ended March 31,
                             1997 and 1996 (Unaudited)

                             Consolidated  Balance Sheets -
                             March 31, 1997 (Unaudited) and                  4-5
                             June 30, 1996

                             Consolidated Statements of Cash
                             Flow - nine months ended                        6-7
                             March 31, 1997 and 1996 (Unaudited)

                             Consolidated Statement of Changes
                             in Stockholders' Equity for nine months           8
                             ended March 31, 1997 (Unaudited)

                             Notes to Consolidated
                             Financial Statements                           9-10

               Item 2.       Management's Discussion and
                             Analysis of Financial Condition               11-18
                             and Results of Operations

Part II - Other Information                                                   19

               Item 6.       Exhibits and Reports on Form 8-K                 19

Signature                                                                     20

PART I.   FINANCIAL INFORMATION
          Item 1.   Financial Statements






                                  ALLIED HEALTHCARE PRODUCTS, INC.
                               CONSOLIDATED STATEMENT OF OPERATIONS
                                           (UNAUDITED)

                                       Three months ended           Nine months ended
                                        March 31,                     March 31,
                                       --------------------------   ----------------------------
                                           1997          1996           1997           1996
                                       --------------------------   ----------------------------

Net sales                              $30,465,975   $30,334,242     $87,988,350    $89,962,188
Cost of sales                           20,740,804    20,561,905      60,298,361     57,962,667
                                       ------------  ------------   -------------  -------------
Gross profit                             9,725,171     9,772,337      27,689,989     31,999,521

Selling, general and
  administrative expenses                8,143,489     7,311,241      24,754,757     22,134,712
                                       ------------  ------------   -------------  -------------

Income from operations                   1,581,682     2,461,096       2,935,232      9,864,809

Other expenses:
  Interest expense                       1,731,777       988,103       4,255,952      3,346,904
  Other, net                                71,387        29,557         126,323         62,196
                                       ------------  ------------   -------------  -------------
                                         1,803,164     1,017,660       4,382,275      3,409,100
                                       ------------  ------------   -------------  -------------
Income/(loss) before provision/
  (benefit) for income taxes              (221,482)    1,443,436      (1,447,043)     6,455,709

Provision/(benefit) for income taxes        80,800       465,600        (411,050)     2,470,352
                                       ------------  ------------   -------------  -------------

Net income/(loss)                        ($302,282)     $977,836     ($1,035,993)    $3,985,357
                                       ============  ============   =============  =============

Earnings/(loss) per share                   ($0.04)        $0.12           (0.13)          0.55
                                       ============  ============   =============  =============

Weighted average shares                  7,796,682     7,796,671       7,796,682      7,240,091
                                       ============  ============   =============  =============

See Accompanying Notes to Consolidated Financial Statements.


                                  ALLIED HEALTHCARE PRODUCTS, INC.
                                    CONSOLIDATED BALANCE SHEET
                                              ASSETS

                                                           March 31,       June 30,
                                                             1997            1996
                                                         -------------   -------------
                                                          (Unaudited)
Current Assets:
   Cash                                                      $964,462      $1,489,133
   Accounts receivable, net of allowance for doubtful
      accounts of $469,764 and $422,517, respectively      26,324,255      25,964,658
   Inventories                                             27,484,839      28,046,490
   Income taxes receivable                                    930,543       2,285,224
   Other current assets                                     2,749,858       2,713,497
                                                         -------------   -------------
      Total current assets                                 58,453,957      60,499,002
                                                         -------------   -------------
   Property, plant and equipment, net                      21,337,196      21,968,504
   Goodwill, net                                           51,695,716      52,821,411
   Other assets, net                                        1,599,643       1,471,541
                                                         -------------   -------------
      Total assets                                       $133,086,512    $136,760,458
                                                         =============   =============


See Accompanying Notes To Consolidated Financial Statements.


                                  ALLIED HEALTHCARE PRODUCTS, INC.
                                     CONSOLIDATED BALANCE SHEET
                                            (CONTINUED)
                                LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           March 31,       June 30,
                                                             1997            1996
                                                         -------------   -------------
                                                          (Unaudited)
Current liabilities:
   Accounts payable                                       $12,459,266     $13,104,299
   Current portion of long-term debt                        3,881,107       3,848,780
   Other current liabilities                                4,241,434       5,516,045
                                                         -------------   -------------
      Total current liabilities                            20,581,807      22,469,124
                                                         -------------   -------------
Long-term debt                                             48,282,909      49,033,545

Deferred income tax liability-noncurrent                    1,371,649       1,371,649

Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.01 par value; 1,500,000 shares
    authorized; no shares issued and outstanding
   Series A preferred stock; $.01 par value; 200,000
    shares authorized; no shares issued and outstanding
   Common stock; $.01 par value; 30,000,000 shares
    authorized; 7,796,682 shares issued and
    outstanding at March 31, 1997 and June 30, 1996           101,002         101,002
   Additional paid-in capital                              46,945,971      46,945,971
   Common stock in treasury, at cost                      (20,731,428)    (20,731,428)
   Retained earnings                                       36,534,602      37,570,595
                                                         -------------   -------------
                                                           62,850,147      63,886,140
      Total stockholders' equity                         -------------   -------------
                                                         $133,086,512    $136,760,458
      Total liabilities and stockholders' equity         =============   =============


See Accompanying Notes To Consolidated Financial Statements.


                                  ALLIED HEALTHCARE PRODUCTS, INC.
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (UNAUDITED)

                                                                    Nine Months ended
                                                                         March 31,
                                                             -----------------------------
                                                                 1997            1996
Cash flows from operating activities:                        -------------   -------------
   Net income (loss)                                          ($1,035,993)     $3,985,357
   Adjustments to reconcile net income (loss)
       to net cash provided by (used in)
       operating activities:
      Depreciation and amortization                             4,088,674       2,851,026
      Increase in accounts receivable, net                       (359,597)       (116,460)
      Decrease (increase) in inventories                          561,651      (6,402,898)
      Decrease in income taxes receivable                       1,354,681               0
      Decrease (increase) in other current assets                 (36,361)        246,670
      Increase (decrease) in accounts payable                    (645,033)      2,934,576
      Increase in accrued income taxes                                  0          24,410
      Decrease in other current liabilities                      (728,843)     (4,293,213)
                                                             -------------   -------------
       Net cash provided by (used in) operating activities      3,199,179        (770,532)
                                                             -------------   -------------

Cash flows from investing activities:
   Capital expenditures                                        (1,790,106)     (2,628,390)
   Acquisition of Omni-Tech                                             0      (1,557,000)
                                                             -------------   -------------
       Net cash used in investing activities                   (1,790,106)     (4,185,390)
                                                             -------------   -------------






                                   (CONTINUED)


                                  ALLIED HEALTHCARE PRODUCTS, INC.
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (UNAUDITED)

                                                                   Nine Months ended
                                                                         March 31,
                                                             -----------------------------
                                                                 1997            1996
                                                             -------------   -------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                     5,000,000      43,600,000
   Payments of long-term debt                                  (1,652,664)    (61,928,430)
   Borrowings under revolving credit agreement                 19,499,516      24,100,000
   Payments under revolving credit agreement                  (23,565,161)    (23,100,000)
   Issuance of common stock                                             0      25,631,149
   Debt issuance costs                                           (669,667)     (1,010,945)
   Dividends paid on common stock                                (545,768)     (1,411,809)
                                                             -------------   -------------
       Net cash provided by (used in) financing activities     (1,933,744)      5,879,965
                                                             -------------   -------------

   Net increase (decrease) in cash and equivalents               (524,671)        924,043
   Cash and equivalents at beginning of period                  1,489,133         174,952
                                                             -------------   -------------
   Cash and equivalents at end of period                         $964,462      $1,098,995
                                                             =============   =============


See Accompanying Notes To Consolidated Financial Statements.



                                  ALLIED HEALTHCARE PRODUCTS, INC.
                               CONSOLIDATED STATEMENT OF CHANGES IN
                                       STOCKHOLDERS' EQUITY
                                            (UNAUDITED)




                                                Additional
                         Preferred    Common     paid-in      Treasury      Retained
                           stock      stock      capital        stock       earnings
                         ---------- ---------- ------------ ------------- ------------
Balance, June 30, 1996          $0   $101,002  $46,945,971  ($20,731,428) $37,570,595

Net loss for the
   Nine Months ended
   March 31, 1997                                                          (1,035,993)
                         ---------- ---------- ------------ ------------- ------------
Balance,
March 31, 1997                  $0   $101,002  $46,945,971  ($20,731,428) $36,534,602
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

2.      Inventories

               Inventories are comprised as follows:


                                                                 March 31,               June 30,
                                                                    1997                   1996
                                                                (Unaudited)

               Raw Material                                      $  330,960           $   179,042
               Work-in-progress                                   3,147,385             2,563,773
               Component Parts                                   17,427,839            18,428,851
               Finished Goods                                     6,579,105             6,874,824
                                                                -----------           -----------
                                                                $27,484,839           $28,046,490
                                                                ===========           ===========


        The above amounts are net of a reserve for obsolete and excess inventory of approximately $1.7 million and $1.8 million at March 31, 1997 and June 30, 1996, respectively.

3.      Debt Amendment

On September 20, 1996 the Company amended its existing $125.0 million credit facilities with its commercial bank syndicate. The credit facilities were amended such that the $68.4 million unused portion of the $70.0 million acquisition term loan facility is no longer available and the remaning credit facilities maturity dates were reset to July 31, 1998. In addition, the amendments were made to reset certain convenants and to increase the advance rates on the revolving credit facility borrowing base. Further, in connection with the amended credit facilities, the Company entered in an additional $5.0 million term loan, also maturing July 31, 1998. The amendment provides the Company with credit facilities totaling $60.0 million which can be utilized to finance operations and future growth. At March 31, 1997, the Company had total borrowing of $47.8 million on these credit facilities and was in compliance with all convenants or had received waivers of all covenants in which it was not in compliance. In connection with the receipt of the convenant waivers at December 31, 1997 the Company agreed to pay its commercial bank syndicate a fee of $450,000 in cash, plus $85,000 per month on a payment in kind ("PIK") basis. In addition, the Company agreeed that if it did not reduce its aggregate borrowing with the commerical bank syndicate by $20 million by May 15, 1997 or otherwise obtain a Commitment which would result in proceeds to the Compayn of at least $20 million by May 15, `997, it would pay the commercial bank syndicate an additional fee of $450,000 on May 15, 1997. The Company was unable to complete an alternative financing agreement or otherwise obtain a commitment to reduce its debt with the commerical bank syndicate by $20 million and, accordingly, paid the $450,0000 fee on May 15, 1997. The $85,0000 per month PIK fee continues to remain in effect. In connection with the receipt of covenant waivers at March 31, 1997, the Company agreed to pay its commerical bank syndicate a fee of $150,000, payable in cash in threee monthly installments of $50,000 each, and a fee of $300,0000 on a PIK basis. Commencing August 15, 1997, if the loan obligation has not been repaid in full and continuing through the loan maturity date the bank syndicate, at its option may convert the $300,000 fee into 90,000 shares of Allied common stock. The Company continues to negotiate with the commercial bank syndicate for a long term agreement and in addition, the Company continues to pursue alternative financing arrangements.

The notes payable and the revolving credit agreement contains a restrictions on the pledging of assets and various convenants regarding financial ratios and are secured by property, plant and equipment, accounts receivable and inventory.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Allied Healthcare Products, Inc. ("Allied" or the "Company") for the three month and nine month periods ended March 31, 1997 compared to the three month and nine month periods ended March 31, 1996. This discussion should be read in conjunction with the March 31, 1997 consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

Certain statements contained herein are forward-looking statements. Actual results could differ materially from those anticipated as a result of various factors, including cyclical and other industry downturns, the effects of federal and state legislation on health care reform, including Medicare and Medicaid financing, the inability to achieve cost reductions through rationalization of acquired companies or to increase prices of certain products, difficulties or delays in the introduction of new products or disruptions in selling and/or shipping efforts.

From December 1993 through November 1995, the Company completed seven acquisitions which significantly expanded its product lines. These acquisitions were each accounted for under the purchase method of accounting and were financed primarily through bank borrowings, resulting in a large increase in the Company's debt and interest expense. One acquisition was partially financed through the issuance of common stock. Results of operations of each acquired company have been included in Allied's consolidated statement of operations from the date of acquisition. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed, based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired was, in each instance, recorded as goodwill and is amortized over 20- or 40-year periods from the date of acquisition. Primarily as a result of these acquisitions, the Company will incur approximately $1.5 million in annual goodwill amortization expense. The following table summarizes the seven acquisitions:


DATE               BUSINESS                                   PRODUCTS                                           PURCHASE PRICE
                                                                                                              (DOLLARS IN MILLIONS)


December 1993      Life Support Products, Inc. ("LSP")        Emergency medical equipment . . . . . . . . . . . . . . . . . .  $15.7
March 1994         Hospital Systems, Inc. ("HSI")             Headwall products . . . . . . . . . . . . . . . . . . . . . . .    2.2
September 1994     B&F Medical Products, Inc. ("B&F")         Home health care and respiratory therapy products . . . . . . .   21.5
February 1995      Bear Medical Systems, Inc. ("Bear")        Critical care ventilators . . . . . . . . . . . . . . . . . . .   15.4
May 1995           BiCore Monitoring Systems, Inc. ("BiCore") Monitoring systems and equipment for ventilators  . . . . . . .    4.7
June 1995          Design Principles, Inc. ("DPI")            Emergency medical equipment . . . . . . . . . . . . . . . . . .    0.6
November 1995      Omni-Tech Medical, Inc. ("Omni-Tech")      Transport ventilators . . . . . . . . . . . . . . . . . . . . .    1.6


These seven acquisitions have strategically placed the Company in the high growth areas of home health care and extended care markets, expanded the breadth of products offered and are expected to provide a source of future growth in sales and earnings. The Company believes that the expansion of product line offerings is particularly important in international markets as the Company continues to increase its worldwide sales force in an effort to be positioned to reach the growth potential of these emerging international markets. While the Company continues to believe that these acquisitions will have positive implications for the future, the integration and rationalization of the acquired businesses are still in progress. Accordingly, the Company continued to undertake numerous activities towards the implementation of these integration and rationalization objectives during the third quarter of fiscal 1997. Included in these activities are a shift
in   homecare    field   sales  to  inside   telemarketing   from  field  sales
representatives, as well as continued information system enhancements and capital expenditure project activities. Progress made by the Company during the third quarter of fiscal 1997 is as follows:

HOMECARE SALES

During the third quarter of fiscal 1997 the Company completed the refocus of its sales efforts for the homecare product line to Durable Medical Equipment Dealers ("DME's"). Allied increased its inside telemarketing sales group by six and reduced the field sales force for homecare products by ten. The homecare product line requires minimal or no demonstration activities and requires no in-service activities, thus eliminating the requirement for an outside sales call. Expanding the inside telemarketing sales efforts increases the penetration to the DME's and provides greater coverage and improved customer response time as each telemarketer, on average, makes approximately sixty customer contacts per day compared to an outside sales representative average of approximately six customer contacts per day. Allied invested in updated catalogues, literature, and other mailings during the third quarter to augment its increased telemarketing focus. Contracts with and sales to the national homecare chains of these products continue to be made by the Company's national account sales force.


INFORMATION SYSTEMS ENHANCEMENTS

The Company continued to make advances in upgrading its information technology capabilities. In October 1996 the Company converted its Corporate Offices and its St. Louis manufacturing operations to a new fully-integrated software system. This computer conversion, which should provide a strategic long-term benefit to the Company, caused short-term disruptions in manufacturing scheduling and shipping of products and, accordingly, the Company was unable to meet the challenges of this disruption during the fiscal 1997 second quarter, ending the second quarter with past due shipments. During the third quarter of fiscal 1997, the Company addressed the temporary disruptions caused by this computer conversion in St. Louis during the second quarter. Further, the tools and capabilities of the new system have enabled the Company to improve manufacturing planning and scheduling, enhance forecasting and inventory control, and has enhanced customer service by improving the quantity and quality of customer and product information. The Company also plans to convert its Toledo, Ohio and Riverside, California operations. Preliminary work has begun in these other operations but the conversion at these locations will take place only after the St. Louis systems are process proven. When fully implemented, the information technology systems enhancement should enable the Company to realize potential synergies of acquisitions through an efficient integrated data base, enhanced management reporting systems and through consolidation of certain operational functions.

CAPITAL EXPENDITURE PROJECTS

The Company continued its progress in modernizing two of its primary manufacturing facilities during the fiscal 1997 third quarter. In May and June of 1996, the Company purchased five computer controlled machining centers and, in the third quarter of fiscal 1997 completed the programming and installation process for this machinery in its St. Louis, Missouri facility. This $1.5 million investment modernized the Company's metal machining capabilities and provides significant opportunities to reduce product costs from shorter set-up times, and elimination of secondary operations in component manufacturing and in the future this project is expected to provide the opportunity for reduced inventory levels, reductions in scrap and improvements in quality.

In addition, the Company is in the process of investing up to $2.0 million in molds and injection molding machinery to expand the production capacity and gain efficiencies at its Toledo, Ohio facility. Manufacturing inefficiencies and capacity constraints caused by old, outdated injection mold machinery has prevented the Company from shipping to the level of demand for certain products. This investment in enhanced injection molding capabilities is expected, when complete, to increase annual production, and to provide significant cost reduction opportunities, including reduced product material content, labor and utility costs, while improving overall quality. Six injection molding machines and eleven molds have been installed as of March 31, 1997. An additional six molds are scheduled for delivery through June, while plans to order four additional molding machines and four additional molds are under evaluation. The installation of equipment delivered to date has been in accordance with management's expectations.

While the Company has expended both monetary and human resources on these projects in the third quarter of fiscal 1997 and intends to continue emphasizing these and other internally controlled projects, there can be no assurance that the Company will be successful in implementing these projects and realizing these potential synergies.


FINANCIAL INFORMATION:

The following table sets forth, for the fiscal period indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statement of operations.


                                    Three Months Ended                          Nine Months Ended
                                         March 31,                                   March 31,
                                    1997           1996                         1997          1996
                                    ----           ----                         ----          ----

Net Sales                           100.0%         100.0%                       100.0%        100.0%
Cost of sales                         68.1          67.8                         68.5          64.4
                                    ------        ------                        -----         -----
Gross profit                          31.9          32.2                         31.5          35.6
Total SG&A expenses                   26.7          24.1                         28.1          24.6
                                     -----         ----                        ------        -----
Income from operations                 5.2           8.1                          3.4          11.0
Interest expense                       5.9           3.3                          5.0           3.8
                                    -------        -------                      -------      ------
Income (loss) before provision
     (benefit) for income taxes       (0.7)          4.8                         (1.6)          7.2
Provision (benefit) for income taxes   0.3           1.6                         (0.4)
                                    -------       -------                      --------         2.8
Net income (loss)                     (1.0)%        3.2%                         (1.2)%         4.4%
                                    =======        =======                      =======       ======





RESULTS OF OPERATIONS

Allied manufactures and markets respiratory therapy equipment, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts (dollars in thousands) and percentages of net sales attributable to respiratory therapy equipment, medical gas equipment and emergency medical products for the three months and nine months ended March 31, 1997 compared to the three months and nine months ended March 31, 1996.



                                                       Three Months Ended
                                    March 31, 1997                  March 31, 1996
                                                 % of                            % of
                                                 total                           total
                                    Net          net                Net          net
                                    sales        sales              sales        sales
                                    _____        _____              _____        _____

Respiratory Therapy  Equipment      $16,073      52.7%              $16,587      54.7%
Medical Gas Equipment                11,384      37.4%               10,276      33.9%

Emergency Medical Products            3,009       9.9%                3,471      11.4%
                                    -------      -----              -------      -----
Total                               $30,466     100.0%              $30,334     100.0%
                                    =======     =====                ======     =====


                                                       Nine Months Ended
                                    March 31, 1997                 March 31, 1996
                                                 %of                            %of
                                                 total                          total
                                    Net          net               Net          net
                                    sales        sales             sales        sales
                                    _____        _____             _____        _____

Respiratory Therapy Equipment       $47,632       54.1%            $48,298       53.7%
Medical Gas Equipment               $31,624       36.0%             31,756       35.3%
Emergency Medical Products            8,732        9.9%              9,908       11.0%
                                    -------       -----            -------       -----
Total                               $87,988      100.0%            $89,962      100.0%
                                    =======      =====             =======      ======



THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

        Net sales for the three months ended March 31, 1997 of $30.5 million were $0.2 million, or 0.4% over sales of $30.3 million for the three months ended March 31, 1996. The Company noted progress during the third quarter in both internal and external issues that have impacted operations. It however, improvements are still required and the process is not yet complete. The Company has experienced sequential improvements in operations in the fiscal 1997 third quarter compared to the three prior quarters in orders, sales, margins and margin percent to net sales, and in operating profit. Included in internal operating issues that have impacted the Company are disruptions to manufacturing, scheduling and shipping created by the computer conversion in the St. Louis, Missouri facility, capacity constraints of the Toledo, Ohio facility, and changes in the field salesforce. During the third quarter of fiscal 1997 the Company addressed the disruptions created by the computer conversion through training and programming enhancements.

In  addition,  beginning in the third
quarter the capital expenditure project in Toledo, resulted in increased capacity and improvements in product quality and manufacturing efficiencies. Finally, the shift to inside telemarketing sales for homecare products was completed. Each of these activities has been previously discussed. Certain external issues continued to impact the Company's third quarter operations. In the home health care market, consolidation of dealers has continued to put pressure on prices and corresponding margins. In addition, Congress has not yet set policy on reimbursement guidelines for oxygen therapy reimbursements. The impact of consolidation of acute health care providers appears to be improving as the orders from and sales to these markets have both increased in the third quarter of fiscal 1997 over the same period in the prior year. Orders, or the pace of incoming business, for the three months ended March 31, 1997, are $32.8 million, an increase of $1.2 million, or 4.0%, over orders of $31.6 million in the prior year comparable period. While the Company can not predict when the full ramifications of its internal and external issues will be resolved, the Company believes that over a long term horizon it is positioned through a broad product offering and continued internal operational improvements to meet the demands of respiratory health care caused by an aging population, an increase in the occurrence and treatment of lung disease, and other respiratory illnesses treated in the home, hospital, and sub-acute care facilities.

Respiratory therapy equipment sales in the third quarter of fiscal 1997 of $16.1 million were $0.5 million, or 3.1%, under prior year third quarter sales of $16.6 million. Sales of ventilation products have increased due to the strong world wide acceptance of the Smart Trigger technology for the Company's adult critical care ventilator and the new infant ventilator, the Bear Cub 750R . The Company has hired and trained field salesforce personnel to address the high turnover rates experienced during fiscal 1996, and in the second quarter of fiscal 1997, completed the combination of its ventilation and patient care sales forces to increase sales coverage for this demonstration-based, sales-intensive product line. Offsetting the increase in ventilation product sales is a decline in sales of home health care products. This decline is a result of pricing pressures caused by the ongoing consolidation of home health care dealers combined with concerns over potential reductions in home oxygen therapy reimbursement rates. While the Company is unable to predict when these factors will be resolved and the impact of potential reimbursement policy decisions, it believes that until there is a resolution, current customer purchase patterns are likely to continue. To enhance homecare product sales the Company has shifted its sales emphasis to inside telemarketing sales, in an effort to increase sales coverage and penetration to DME's. The home health care sales were additionally impacted by capacity constraints for certain products at the Company's Toledo, Ohio facility. While the installation of equipment and molds previously delivered have been in accordance with management's expectations, there can be no assurance that remaining installations will fully alleviate the Company's capacity issues or that demand will remain at current levels or improve with the telemarketing efforts.

Medical gas equipment sales in the third quarter of fiscal 1997 of $11.4 million were $1.1 million, or 10.8% over prior year sales of $10.3 million. Medical construction sales, headwall sales, and medical gas suction and regulation device sales all were above prior year sales levels. The market demand for Medical Gas Equipment has been strong as the pace of this business, as measured by incoming orders, has increased compared to the prior year orders in each quarter this fiscal year. New orders for the third quarter of fiscal 1997 of $14.4 million are $3.1 million or 27.3% over orders of $11.3 million in the prior year comparable quarter. It appears the impact of the consolidation of health care providers is slowing and their rationalization process for facility protocol and inventory consolidation is nearing completion, although management is unable to predict when the full ramification of such consolidations will be complete.

Emergency medical product sales in the third quarter of $3.0 million were $0.5 million, or 13.3% under sales of $3.5 million in the prior year comparable period. This sales trend is a continuation of fiscal 1997 first and second quarter issues and is attributable to problems the Company had in the relocation of production of emergency products to the St. Louis facility and the absence of a large stocking order that occurred in the prior year. The emergency business has two elements. One is steady replacement sales and the other element is driven by events, such as a natural disaster or change in emergency protocol in a particular country. Management expects sales for the remainder of fiscal 1997 to primarily consist of demand driven by the replacement segment of the business.


The Company continued to increase its presence in world wide markets during the third quarter of fiscal 1997. International sales, which are included in the product line sales discussion above, increased $0.1 million, or 1.5%, to $8.7 million in the third quarter of fiscal 1997 compared to sales of $8.6 million in the second quarter of fiscal 1996. The world wide market acceptance of the Smart TriggerR technology for the Company's adult critical care ventilator combined with the recent introduction of the new Bear Cub 750R infant ventilator has fueled the growth of international sales. Partially offsetting the increase in international ventilator product sales is a decline in medical gas equipment and head wall sales which was attributable to a large order in the prior year.

Gross profit for the third quarter of fiscal 1997 was $9.7 million, or 31.9% of net sales, compared to gross profit of $9.8 million, or 32.2% of net sales for the third quarter of fiscal 1996. An unfavorable product line sales mix, the increase in lower margin international sales, and pricing pressures brought on by the consolidation of health care providers all adversely impacted margins from year to year. In addition, the gross profit margin percentage was impacted by a planned decline in manufacturing volume as the Company continued to focus on working capital management and did not significantly build inventory levels as in the prior year. As a result, the decline in manufacturing volume in fiscal 1997 increased per unit costs of manufacturing and lowered margins as a percent of sales compared to the third quarter of fiscal 1996. Sequentially, the gross margin percentage of 31.9% in the third quarter of fiscal 1997 is greater than the prior three quarters. The trend line improvement in gross margin is attributable to the strengthening of the medical gas markets and strong market acceptance of the Company's ventilation products. To further improve margins, the Company has focused resources on two significant capital expenditure programs which are designed to reduce manufacturing costs and reduce inventory levels as described above. The Company continues to evaluate its business with an intent to improve productivity, reduce costs, and initiate vendor programs to obtain price concessions. The Company may also implement additional strategic manufacturing programs in the future to improve profitability.

Selling, General and Administrative ("SG&A") expenses for the three months ended March 31, 1997 were $8.1 million, an increase of $0.8 million over prior year comparable period SG&A expenses of $7.3 million. The Company continued to make strategic investments in or incur non-recurring SG&A expenses in the third quarter of fiscal 1997. SG&A spending includes investments in advertising and marketing literature, investments in information technology, and continued investments in research and development, all expenditures that potentially could benefit future periods. In addition, the Company incurred duplicate costs for sales efforts to the DME's in the homecare market during the transition period of shifting to telemarketing from field sales representatives. Finally, the fiscal 1996 SG&A expenses were lowered by a research grant of $0.3 million which did not repeat in fiscal 1997. As a percent of net sales, SG&A expenses were 26.7%. This was greater than the fiscal 1996 third quarter percent to net sales of 24.1% due to the investment spending discussed above. However, SG&A expenses for the fiscal 1997 third quarter are below the prior three quarters as both a percent to net sales and in actual spending. Management anticipates the trend line reduction in SG&A spending to continue through the remainder of fiscal 1997.

Income from operations in the third quarter of fiscal 1997 of $1.6 million was $0.9 million, or 35.7%, below the third quarter of fiscal 1996 income from operations of $2.5 million. As a percentage of net sales, income from operations decreased to 5.2% from 8.1% for these same periods. This decrease is attributable to reduced gross margins and the increase in SG&A expenses discussed above. Sequentially, income from operations of $1.6 million, or 5.2% of net sales, has improved from the second quarter results of $0.5 million, or 1.7% of net sales, respectively and from the first quarter results of $0.9 million, or 3.0% of net sales, respectively.

Interest expense for the third quarter of fiscal 1997 of $1.7 million was $0.7 million above interest expense of $1.0 million in the prior year comparable period. This increase is attributable to an additional $0.2 million amortization of loan origination fees, (caused by the accelerated maturity date of the Company's commercial bank syndicate credit facilities), $0.1 million attributable to a higher effective interest rate and $0.4 million attributable to fees paid to the bank syndicate to obtain covenant waivers. Interest expense is expected to increase substantially as a result of the modifications to the Company's credit facilities described below.

Allied had a loss before provision for taxes in the third quarter of fiscal 1997 of $0.2 million. In addition, the Company recorded a provision for income taxes of $0.1 million, resulting in a net loss after taxes of $0.3 million, or a loss of $0.04 per share. The provision for income taxes recorded in the third quarter relates to adjustments to the Company's estimated effective tax rate for fiscal 1997 which is impacted by the Company's continuing losses from operations, the increased interest expense noted above, the non - deductibility of certain goodwill amortization and the Company's expectations regarding the lack of availability of the Company's foreign sales tax credit in 1997. Results for the third quarter of fiscal 1996 were income before taxes of $1.4 million, a tax provision of $0.5 million, an effective tax rate of 32.3%, net income of $1.0 million, and earnings per share of $0.12. The weighted average number of common shares outstanding used in the calculation of earnings per share was 7,796,682 and 7,796,671 for the third quarter of fiscal 1997 and fiscal 1996, respectively.


NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO NINE MONTHS ENDED MARCH 31, 1996

Net sales for the nine months ended March 31, 1997 were $88.0 million, a decrease of $2.0 million, or 2.2%, from sales of $90.0 million in the same period in the prior year. The decline in net sales for the nine months ended March 31, 1997 compared to the same period in the prior year is attributable to numerous external and internal factors. The sales decline for the nine months compared to the prior year period occurred in the first quarter of 1997. The macroeconomic factors which impacted the Company's sales included the renewed concerns over potential reductions in home oxygen therapy reimbursement levels by Medicare and Medicaid. Policy decision on this home oxygen therapy reimbursement issue was deferred by Congress in April 1996 but debates renewed during the first quarter of fiscal 1997 and have continued to impact sales through the nine months ended March 31, 1997. The Company is unable to predict the impact of health care reimbursement policy decisions, but believes that until reimbursement issues are resolved, current customer purchase patterns are likely to continue. The ramifications of consolidation of healthcare providers continued to impact certain segments of the Company's product offerings in the first quarter of fiscal 1997, but appeared to stabilize in the second and the third quarters of fiscal 1997. In the acute care market, the continued
rationalization of inventory levels of medical gas regulation devices caused first quarter softness in this market. However, there were improvements in the second and third quarter sales of medical gas system products. In the home health care market, consolidation of dealers has continued to put pressure on prices and corresponding margins. Internal operational issues have also continued to impact the Company's operations for which the Company has devoted considerable time and resources during the first nine months of fiscal 1997 to address. Included in these internal  issues are previous high turnover rates in the ventilation field sales force for which the Company had to recruit and train replacements. Manufacturing constraints and capacity issues also impacted the Company's operations. In response thereto, the Company engaged in two significant capital expenditure projects discussed above. Finally, the Company is continuing the process of integrating the businesses which have recently been acquired, including actively upgrading its information technology systems. While the Company is unable to predict when the ramifications of macroeconomic conditions will be resolved or unable to provide assurance that internal issues will be successfully resolved, the Company has noted sequential improvements in operations. Specifically, improvements in the pace of new business as measured in orders have continued. Total orders for the nine months ended March 31, 1997 were $94.3 million, an increase of $4.7 million, or 5.3%, from orders of $89.6 million in the comparable prior year period. Orders for the nine months ended March 31, 1997 compared to the nine months ended March 31, 1996 are up in the respiratory therapy and medical gas product lines by 2.3% and 14.2%, respectively, due to strengthening of the markets. Emergency orders were down by 7.9% in these same periods, as a result of large non-recurring stocking orders made in the prior fiscal year and due to manufacturing disruptions noted above.


Respiratory therapy equipment sales were $47.6 million for the nine months ended March 31, 1997 compared to sales of $48.3 million for the nine months ended March 31, 1996, a decline of $0.7 million, or 1.4%. This decline in sales was attributable to a 9.1% decline in homecare sales caused by pricing pressures and operational difficulties previously discussed. Partially offsetting this decline was a 5.8% increase in sales to hospital markets. This increase in sales to hospital markets is primarily attributable to the strong worldwide market acceptance of recent technology improvements in the Company's adult critical care ventilator and the new infant ventilator.

Medical gas equipment sales for the nine months ended March 31, 1997 of $31.6 million were $0.2 million , or 0.4%, below comparable period prior year sales of $31.8 million. Although sales of medical gas products continue to be below prior year levels for the nine month comparable period, orders for these products continue to outpace the prior year, resulting in a strengthening of the backlog and an improvement in third quarter sales in fiscal 1997, which exceeded the prior year third quarter sales. Orders for medical gas equipment for the nine months ended March 31, 1997 of $35.6 million were $4.4 million, or 14.2%, over orders of $31.2 million for the nine months ended March 31, 1996. While the consolidation of acute care facilities and the resultant combination of consolidated inventories and delays in refurbishing projects appears to be slowing, management cannot predict when the full ramifications of such consolidation activities will be complete.

Emergency medical products sales for the nine months ended March 31, 1997 of $8.7 million were $1.2 million, or 11.9%, below comparable period prior year sales of 9.9 million. This decline was due to difficulties experienced in the relocation of production of emergency products to the St. Louis facility and a large non-recurring stocking order that occurred in the prior year.

International sales, which are included in the above discussion of sales by product lines, increased $1.1 million, or 4.6%, to $24.7 million for the nine months ended March 31, 1997 compared to sales of $23.6 million for the nine months ended March 31, 1996. This increase in sales is attributable to the strong worldwide acceptance of the Company's ventilation products combined with increased sales of the Company's medical gas equipment. International sales were 28.1% of total sales during the nine months ended March 31, 1997, compared to 26.3% of total sales for the nine months ended March 31, 1996.

Gross profit of $27.7 million for the nine months ended March 31, 1997 declined by $4.3 million, or 13.5%, from $32.0 million for the nine months ended March 31, 1997. The gross profit margin as a percentage of sales decreased to 31.5% from 35.6% as a result of a change in product line sales mix, the change in the mix of domestic versus international sales, pricing pressures on sales to national accounts, planned declines in manufacturing volume to reduce inventories, and manufacturing inefficiencies experienced at one of the Company's plants.

SG&A expenses for the nine months ended March 31, 1997 increased $2.6 million to $24.7 million, or 11.8%, from $22.1 million for the nine months ended March 31, 1996. The Company has made significant investments in field sales force training and restructuring, promotional literature and advertisements, and in information technology throughout the first nine months of fiscal 1997. As a result of decreased net sales combined with an increase in spending, SG&A expenses as a percentage of net sales increased to 28.1% for the nine months ended March 31, 1997 compared to 24.6% for the nine months ended March 31, 1996.

Income from operations was $2.9 million for the nine months ended March 31, 1997 compared to $9.9 million for the prior year. As a percentage of net sales, income from operations decreased to 3.3% from 11.0% for the same period in the prior year. This percentage decrease in income from operations is attributable to reduced sales, reduced gross margins, and increased SG&A expenses discussed above.

Interest expense was $4.3 million for the nine months ended March 31, 1997 compared to $3.3 million for the nine months ended March 31, 1996. The increase in interest expense of $1.0 million is attributable to increased amortization of prepaid loan costs and an increase in the effective interest rate, which were partially offset by a lower average debt balance during the nine months ended March 31, 1997 compared to the same period in the prior year. In addition, interest expense has increased by approximately $0.4 million in the first nine months of fiscal 1997 compared to the same period in the prior year as a result of fees paid to the Company's bank syndicate to obtain covenant waivers.
Interest expense is expected to increase substantially as a result of the modifications to the Company's credit facilities described below.

Allied had a loss before provision / (benefit) for taxes for the nine months ended March 31, 1997 of $1.4. million. This loss is partially offset by a tax benefit of $0.4 million, resulting in an effective tax rate of 28.4%. This effective tax rate reflects adjustments to the Company's estimated effective tax rate for fiscal 1997 which is impacted by the Company's continuing losses from operations, the increased interest expense noted above, the non - deductibility of certain goodwill amortization and the Company's expectations regarding the lack of availability of the Company's foreign sales tax credit in 1997. The net loss after taxes was $1.0 million, or $0.13 per share. Results for the nine months ended March 31, 1996 were income before taxes of $6.5 million, a tax provision of $2.5 million, an effective tax rate of 48.2%, net income of $4.0 million, and earnings per share of $0.55. The weighted average number of common shares outstanding used in the calculation of earnings per share was 7,796,682 and 7,240,091 for the first nine months of fiscal 1997 and fiscal 1996 respectively. The increase in the weighted average number of common shares outstanding was primarily the result of the October 1995 sale of 1,610,000 shares of common stock.

FINANCIAL CONDITION

The  following  table  sets  forth  selected  information   concerning  Allied's
financial condition:

        Dollars in thousands        March 31, 1997              June 30, 1996
        --------------------        --------------              -------------
        Cash                              $ 964                     $1,489
        Working Capital                  37,872                     38,030
        Total Debt                       52,164                     52,882
        Current Ratio                      2.84 :1                    2.69 :1

The Company's working capital was $37.9 million at March 31, 1997, compared to $38.0 million at June 30, 1996. Accounts receivable increased to $26.3 million from $26.0 million while inventories declined to $27.5 million at March 31, 1997 from $28.0 million at June 30, 1996. The increase in accounts receivable is primarily the result of an increase in sales during the most recent quarter combined with a one day increase in Days Sales Outstanding ("DSO"). The decrease in inventories is a net result of the Company's attempt to reduce slower moving inventories while at the same time increasing inventory levels of higher demand products to have them in stock in order to reduce the shipment cycle time. Inventories have declined to 130 days on hand ("DOH") at March 31, 1997, from 140 DOH at June 30, 1996.

Net cash used for the nine months ended March 31, 1997 was $0.5 million. The net cash used resulted from a reduction in debt of $0.7 million, capital expenditure of $1.8 million dividends of $0.5 million and debt issuance costs of $0.7 million, which were partially offset by income from operations (a net after tax loss plus non-cash operating charges), and a net reduction in working capital accounts. The Company believes that cash flow from operations and available borrowings under its amended revolving credit facility will be sufficient to finance fixed debt service and planned capital expenditures in fiscal 1997.

     At March 31, 1997, the Company had aggregate indebtedness of $52.2 million, which included short-term debt of $3.9 million and long-term debt of $48.3 million, a decrease in total debt of $0.7 million from the June 30, 1996 aggregate indebtedness of $52.9 million. On September 20, 1996 the Company amended its existing $125.0 million credit facilities with its commercial bank syndicate. The credit facilities were amended such that the $68.4 million unused portion of the $70.0 million acquisition term loan facility is no longer available and the remaining credit facilities maturity dates were reset to July 31, 1998. In addition, amendments were made to reset certain covenants and to increase the advance rates on the resolving credit facility borrowing base. Further, in connection with the amended credit facilities, the Company entered into an additional $5.0 million term loan, also maturing July 31, 1998. The amended credit faciliites provide the Company with credit facilities totaling $60.0 million which can be utilized to finance operations and future growth. At March 31, 1997 the Company had total borrowings of $47.8 million on these credit facilities and was in compliance with all covenants or had received waivers of all covenants in which it was not in compliance. In connection with the receipt of covenant waivers, the Company agreed to pay its commercial bank syndicate a fee of $450,000 plus $85,000 per month, payable in kind (PIK). In addition, the Company agreed that if it did not reduce its aggregate borrowings with the commercial bank syndicate by $20.0 million by May 15, 1997, or otherwise obtain a commitment which would result in proceeds to the Company of at least $20 million by May 15, 1997, it would pay the commercial bank syndicate an additional fee of $450,000 on May 15, 1997. The Company was unable to complete an alternative financing agreement or otherwise obrtain a commitment to reduce its debt with the commercial bank syndicate $20 million and, accordingly, paid the $450,000 fee on May 15, 1997. The $85,000 per month PIK fee continues to remain in effect. In connection with the receipt of covenant waivers at March 31, 1997, the Company agreed to pay its commercial bank syndicate a fee of $150,000, payable in case in three monthly installments of $50,000 each, and a fee of $300,000 on a PIK basis. Commencing August 15, 1997, if the loan obligation has not been repaid in full and continuing through the loan maturity date the bank syndicate, at its option may convert the $300,000 fee into 90,000 shares of Allied common stock. The Company continues to negotiate with the commercial bank syndicate for a long term agreement and in addition, the Company continues to pursue alternative financing arrangements. There can be no assurance that the Company will be able to achieve satisfactory long-term or alternative financing arrangments or that any such arrangement will not contain provisions which would have a material adverse effect on the Company.

As of March 31, 1997 the Company had a backlog of $27.4 million compared to a backlog of $25.4 million at March 31, 1997. The backlog increase during the third quarter of fiscal 1997 of $2.0 million is attributable to the strengthening of the medical gas equipment markets. The Company's backlog consists of firm customer purchase orders which are subject to cancellation by the customer upon notification. The backlog principally is expected to be shipped within the next twelve months.

Inflation has not had a material effect on the Company's business or results of operations.

PART II.       OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

(a)     Exhibits:

        27     Financial Data Schedule

(b)     Reports on Form 8-K

        None.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ALLIED HEALTHCARE PRODUCTS, INC.



Date:   May 15, 1997                        /S/ BARRY F. BAKER
                                            ----------------------------------
                                            Barry F. Baker
                                            Vice President - Finance and Chief
                                             Financial Officer