Form 10-K
period 1997-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 1997-09-26
CIK 874710

-----------------------------------------------------------------------------
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
(Mark One)                   Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________


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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                Name of each exchange
                TITLE OF EACH CLASS              ON WHICH REGISTERED
                -------------------             ---------------------
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

      As of September 23, 1997, the aggregate market value of the voting stock held by non-affiliates (5,586,605 shares) of the Registrant was $42,947,026 (based on the closing price, on such date, of $7.6875 per share).

      As of September 23, 1997, there were 7,806,682 shares of common stock, $0.01 par value (the "Common Stock"), outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Proxy Statement dated October 10, 1997 (portion) (Part III)

 -----------------------------------------------------------------------------

                        ALLIED HEALTHCARE PRODUCTS, INC.


                               INDEX TO FORM 10-K

                                                                          PAGE
                                     PART I
Item 1.   Business.............................................................1
Item 2.   Properties..........................................................11
Item 3.   Legal Proceedings...................................................12
Item 4.   Submission of Matters to a Vote of Security Holders.................12

                                     PART II
Item  5.  Market for Registrant's Common Stock and Related
          Stockholder Matters.................................................12
Item  6.  Selected Financial Data.............................................13
Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................13
Item  8.  Financial Statements and Supplementary Data.........................25
Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................44

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..................44
Item 11.  Executive Compensation..............................................44
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..........................................................45
Item 13.  Certain Relationships and Related Transactions......................45

                                     PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K...........................................................45

PART I

ITEM 1.  BUSINESS


GENERAL

      Allied Healthcare Products, Inc. ("Allied" or the "Company") manufactures a variety of respiratory products used in the health care industry in a wide range of hospital and alternate site settings, including sub-acute care facilities, home health care and emergency medical care. The Company's product lines include respiratory therapy equipment, medical gas construction equipment and emergency medical products. The Company believes that it maintains significant market shares in selected product lines.

      Allied offers a broad spectrum of respiratory therapy products for use in the trauma, hospital, home and sub-acute care settings. The Company's products are marketed under well-recognized and respected brand names to hospitals, hospital equipment dealers, hospital construction contractors, home health care dealers, emergency medical products dealers and others.
Allied's product lines include:



Respiratory Therapy Equipment           Medical Gas Equipment
  respiratory care/anesthesia              medical gas system construction products
  home respiratory care                    medical gas system regulation products

Emergency Medical Products                 disposable oxygen and specialty gas cylinders
  respiratory/resuscitation                portable suction equipment
  trauma and patient handling products



      The Company's principal executive offices are located at 1720 Sublette Avenue, St. Louis, Missouri 63110, and its telephone number is (314) 771-2400.

MARKETS AND PRODUCTS

      In fiscal 1997, respiratory therapy equipment, medical gas equipment and emergency medical products represented approximately 54%, 36% and 10%, respectively, of the Company's net sales. The Company operates in a single industry segment and its principal products are described in the following table:


                                                          PRINCIPAL
PRODUCT                           DESCRIPTION             BRAND NAMES     PRIMARY USERS
---------------------------------------------------------------------------------------
RESPIRATORY THERAPY EQUIPMENT

Respiratory Care/Anesthesia       Ventilators; large      Bear;           Hospitals
Products                          volume compressors;     Timeter;        and
                                  ventilator              BiCore          sub-acute
                                  calibrators;                            care
                                  humidifiers,                            facilities
                                  spirometers and
                                  monitoring systems

Home Respiratory Care             Oxygen concentrators;   Timeter;        Patients at home
Products                          bottled oxygen          B&F;
                                  equipment; pressure     Schuco;
                                  regulators;             Bear
                                  nebulizers; portable
                                  large volume
                                  compressors; portable
                                  suction equipment and
                                  portable ventilators

MEDICAL GAS EQUIPMENT

Construction Products             In-wall medical gas     Chemetron;      Hospitals
                                  system components;      Oxequip         and
                                  central station pumps                   sub-acute
                                  and compressors and                     care
                                  headwalls                               facilities

Regulation Devices                Flowmeters; vacuum      Chemetron;      Hospitals
                                  regulators; pressure    Oxequip;
                                  regulators and related  Timeter
                                  products


Disposable                        Disposable oxygen and   Lif-O-Gen       First aid
Cylinders                         specialty gas cylinders                 providers and
                                                                          substance abuse
                                                                          compliance
                                                                          personnel

Suction Equipment                 Portable suction        Gomco           Hospitals and
                                  equipment and                           sub-acute care
                                  disposable suction                      facilities
                                  canisters

EMERGENCY MEDICAL PRODUCTS


Respiratory/Resuscitation         Demand resuscitation    LSP;            Emergency service
Products                          valves; bag mask        Omni-Tech       providers
                                  resuscitators;
                                  emergency transport
                                  ventilators and oxygen
                                  products

Trauma and Patient Handling       Spine immobilization    LSP;            Emergency service
Products                          products; pneumatic     Design          providers
                                  anti-shock garments     Principles
                                  and trauma burn kits

RESPIRATORY THERAPY EQUIPMENT

      MARKET. Respiratory therapy equipment is used in the treatment of chronic respiratory and pulmonary disease and temporary respiratory distress. Conditions treatable with respiratory therapy products include asthma and respiratory problems associated with AIDS, lung cancer and trauma. The Company believes that sales of respiratory therapy products will benefit from the aging population, improved diagnosis, technology advancements and an increased recognition and treatment of respiratory illnesses. Allied expects that the global home respiratory care equipment market will continue to be a growth area as cost containment pressures continue to encourage a shift in the delivery of health care from the hospital to lower cost alternate site settings, such as the home, while technology advancements make home treatment of respiratory patients possible.

      Respiratory therapy equipment is used in both hospitals and alternate site settings. Sales of respiratory care and anesthesia products are made through distribution channels focusing on hospital and sub-acute care facilities. Sales of home respiratory therapy products are made through durable medical equipment dealers, through telemarketing, independent sales representatives, and by contract sales with national chains.

      The Company believes that it holds a significant share of the U.S. market and selected foreign markets for certain respiratory therapy equipment, including large volume compressors and ventilator calibrators. The Company also believes that it has the leading share of the U.S. market for portable suction equipment and has a significant market presence in other areas, including CO2 absorbent, adult ventilation, bottled oxygen equipment and accessories. Allied intends to continue to emphasize the marketing and sale of home respiratory care products.

      RESPIRATORY CARE/ANESTHESIA PRODUCTS. The Company manufactures and sells a broad range of products for use in respiratory care and anesthesia delivery. The Company markets a full line of critical care ventilators, humidifiers and monitoring systems to hospitals, sub-acute care facilities and home health care dealers. Ventilators ease the work of patient breathing while monitoring other pulmonary functions for the care provider. The Company manufactures ventilators designed for both infants and adults. In August 1996, the Company received 510k approval from the United States Food and Drug Administration and introduced the Bear Cub 750R, a new infant ventilator which utilizes a unique patented "volume limits" technology which establishes an upper boundary to minimize the potential risk of overinflation of an infant's lungs.

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

      HOME RESPIRATORY CARE PRODUCTS. Home respiratory care products represent one of Allied's potential growth areas. Allied's broad line of home respiratory care products includes oxygen concentrators, bottled oxygen equipment, pressure regulators, portable large volume compressors, portable suction equipment and portable ventilators.

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


MEDICAL GAS EQUIPMENT

      MARKET. The market for medical gas equipment consists of hospitals and, to a lesser degree, alternate site settings, as well as durable medical equipment dealers and other users of portable equipment. Medical gas system construction products and regulation devices are sold to hospitals and sub-acute care facilities. Medical gas equipment is used to deliver oxygen, air and suction to patients for brief or extended periods in settings ranging from intensive-care facilities in hospitals to restaurants and industrial facilities. The Company's medical gas equipment product line is subject to severe cost containment pressures as managed care programs increasingly direct patients to lower cost alternate site settings. The Company's medical gas products are sold directly to hospitals, hospital construction contractors and durable medical equipment dealers. Principal customers for disposable oxygen and specialty gas cylinders include substance abuse compliance personnel and customers that require oxygen for infrequent emergencies. Portable suction equipment is sold to health care facilities and durable medical equipment dealers.

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

      Allied believes that its installed base of equipment in this market will continue to generate follow-on sales. Since hospitals typically do not have more than one medical gas system, the manufacturer of the existing installed system has a competitive advantage in follow-on sales of such products to a hospital in which its system is installed. Accordingly, the Company's existing installed equipment generates continued demand from its customers for replacement products and extensions of existing systems, which constitute a significant percentage of the Company's total sales of medical gas products. The Company also believes that most hospital and sub-acute care facility construction spending is for expansion and renovation of existing facilities. Many hospital systems and individual hospitals undertake major renovations to upgrade their operations, to improve the quality of care they provide, reduce costs and to attract patients and personnel. The Company expects that its installed equipment base will continue to provide the Company with a significant competitive advantage in the hospital renovation market.

      MEDICAL GAS CONSTRUCTION PRODUCTS. Allied's medical gas system construction products consist of in-wall medical gas system components, central station pumps and compressors and headwalls. These products are typically installed during construction or renovation of a health care facility and are built in as an integral part of the facility's physical plant. Typically, the contractor for the facility's construction or renovation purchases medical gas system components from manufacturers and ensures that the design specifications of the health care facility are met.

      Allied's in-wall components, including outlets, manifolds, alarms, ceiling columns and zone valves, serve a fundamental role in medical gas delivery systems.

      Central station pumps and compressors are individually engineered systems consisting of compressors, reservoirs, valves and controls designed to drive a hospital's medical gas and suction systems. Each system is designed specifically for a given hospital or facility by the Company, which purchases pumps and compressors from suppliers. The Company's sales of pumps and compressors are driven, in large part, by its share of the in-wall components market.

      Headwalls are prefabricated wall units for installation in patient rooms and intensive care areas which house medical gas, suction and electrical outlets and fixtures for monitoring equipment. These prefabricated walls also incorporate designs for lighting and nurse call systems. Headwalls are built to customer design specifications and eliminate the need for time-consuming installation of fixtures and outlets and related piping and wiring directly into the hospital wall. During fiscal 1995, the Company introduced the Trio headwall, which includes a detachable face plate that permits a health care provider to switch among one of three gases, thus providing greater flexibility to a hospital or sub-acute care facility.

      MEDICAL GAS REGULATION DEVICES. The Company's medical gas system regulation products include flowmeters, vacuum regulators and pressure regulators, as well as related adapters, fittings and hoses which measure, regulate, monitor and help transfer medical gases from walled piping or equipment to patients in hospital rooms, operating theaters or intensive care areas. The Company's leadership position in the in-wall components market gives the Company a competitive advantage in marketing medical gas system regulation devices that are compatible with those components. Hospitals that procure medical gas system regulation devices from the Company's competitors were previously required to utilize adapters in order to use Allied's in-wall components. However, in August 1996, the Company introduced its patented Connect II universal outlet, the first such outlet to allow a hospital to utilize medical gas system regulation devices and in-wall components produced by different manufacturers.

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


EMERGENCY MEDICAL PRODUCTS

      MARKET. Emergency medical products are used in the treatment of trauma-induced injuries. The Company's emergency medical products provide patients resuscitation or ventilation during cardiopulmonary resuscitation or respiratory distress as well as immobilization and treatment for burns. The Company believes that the trauma care venue for health care services is positioned for growth in light of the continuing trend in the health care industry towards providing health care outside the traditional hospital setting. The Company also expects that other countries will develop trauma care systems in the future, although no assurance can be given that such systems will develop or that they will have a favorable impact on the Company. Sales of emergency medical products are made through specialized emergency medical products distributors.

      The Company believes it is a market share leader with respect to certain of its emergency medical products, including demand resuscitation valves, portable resuscitation systems and autovents.

     RESPIRATORY/RESUSCITATION PRODUCTS. The Company's respiratory/resuscitation products include demand resuscitation valves, portable resuscitation systems, bag masks and related products, emergency transport ventilators, precision oxygen regulators, minilators and multilators and humidifiers.

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

      In 1988 the Company introduced the first domestic line of emergency transport ventilators, or autovents, which are small and compact in design. The Company's autovent can meet a variety of needs in different applications ranging from typical emergency medical situations to more sophisticated air and ground transport. Each autovent is accompanied by a patient valve which provides for effective ventilation during cardiopulmonary resuscitation or respiratory distress. When administration of oxygen is required at the scene of a disaster, in military field hospitals or in a multiple-victim incident, Allied's minilators and multilators are capable of providing oxygen to one or a large number of patients.

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


SALES AND MARKETING

      Allied sells its products primarily to respiratory care/anesthesia product distributors, hospital construction contractors, emergency medical equipment dealers and directly to hospitals. The Company maintains a domestic direct sales force of 57 sales professionals, all of whom are full-time employees of the Company. The sales force includes 34 respiratory products specialists, 18 hospital construction specialists, one home health care specialist, five emergency medical specialists and two national account representatives. The Company also utilizes 10 telemarketers to generate sales in the home health care market.

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

      Respiratory products specialists are also responsible for sales of the full line of infant and adult critical care ventilators and humidifiers, as well as related monitoring equipment. These products are principally sold to hospitals, sub-acute care facilities and to durable medical equipment suppliers. Recently, Allied completed a consolidation of its patient care and ventilator specialists sales forces. The Company believes this consolidation will yield several benefits, which include optimization of selling expenses through increased sales coverage, broadening product offerings for each sales call, significantly reducing the geographic territory for each sales specialist and combining the strength of complementary product lines.

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

      INTERNATIONAL. International sales represent a growth area which the Company has been emphasizing, as reflected by the 11.9% increase in international sales from $30.8 million in fiscal 1996 to $34.5 million in fiscal 1997. Allied's net sales to foreign markets totaled approximately 29% of the Company's total net sales in fiscal 1997. International sales are made through a network of dealers, agents and U.S. exporters who distribute the Company's products throughout the world. The Company currently maintains two international sales offices. Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East. Due to acquisitions and distribution-related improvements, the Company has increased its sales in the Far East, an area which is expected to show considerable market growth as a result of anticipated improvements in the health care infrastructure. For information regarding the Company's export sales by geographic area, see Note 10 of the Notes to Consolidated Financial Statements incorporated by reference herein.


MANUFACTURING

      Allied's manufacturing processes include fabrication, electro-mechanical assembly operations and plastics manufacturing. A significant part of Allied's manufacturing operations involves electro-mechanical assembly of proprietary products and circuit boards and the Company is vertically integrated in most elements of metal machining and fabrication. Most of Allied's hourly employees are involved in machining, metal fabrication, plastics manufacturing and product assembly.

      Allied manufactures small metal components from bar stock in a machine shop which includes automatic screw machines, horizontal lathes and drill presses. Additionally, five computer controlled machining centers were purchased and installed during fiscal 1997 in the Company's St. Louis, Missouri facility. This $1.5 million investment has substantially modernized the Company's metal machining capabilities and will result in significant opportunities to reduce product costs from shorter set-up times, elimination of secondary operations in component manufacturing, reduced inventory levels, reductions in scrap and improvements in quality. The Company makes larger metal components from sheet metal using computerized punch presses, brake presses and shears. The Company utilizes automated welding equipment and an automated paint line in the production of its disposable oxygen cylinders. In its plastics manufacturing processes, the Company utilizes both extrusion and injection molding. The Company believes that its production facilities and equipment are in good condition and sufficient to meet planned increases in volume over the next few years and that conditions in local labor markets should permit the implementation of additional shifts and days operated to meet any future increased production capacity requirements.

      Allied's production of its disposable products has been constrained by outdated molds and injection molding machinery since the acquisition of B&F Medical Products, Inc. in 1994,. During fiscal 1996 and 1997, manufacturing inefficiencies and capacity constraints prevented the Company from shipping to the level of demand for certain products. Accordingly, the Company invested $1.1 million in molds and injection molding machinery to expand the production capacity and gain efficiencies at its Toledo, Ohio facility. This investment in enhanced injection molding capabilities is expected to increase production throughput, and to provide significant cost reduction opportunities, including reduced product material content, labor and utility costs, while improving overall quality and yields.


RESEARCH AND DEVELOPMENT

      In order to keep pace with technological advancements, the Company has increased the level of its research and development activities and anticipates a continuing commitment to research and development in the future. Research and development expenditures in fiscal 1996 and 1997 were approximately $3.3 million and $3.7 million, respectively.

      Expenditures for research and development activities primarily included updating current products and developing new respiratory therapy products. The Company has approximately 40 engineers and technicians working on research and development projects.

      The Company has recently introduced several new products which resulted from its research and development efforts. These products include the Bear Cub 750R infant ventilator, the Connect II universal medical gas outlet, the Schuco 2000 nebulizer, Chemetron'sTM line of flowmeters, the BearTM 1000 ventilator with Smart TriggerR and the GomcoTM Opti-Vac. The Bear Cub 750R infant ventilator utilizes a unique patented volume limit technology which establishes an upper boundary to minimize the potential risk of over inflation of an infant's lungs. The Connect II universal medical gas outlet allows the interfacing of Allied's gas regulation devices into gas systems installed by its competitors, thus opening new market potential for the Company. The Schuco 2000 home care nebulizer is designed for the treatment of asthmatics, primarily children, and has lower production costs, an extended warranty and greater ease of use. The ChemetronTM flowmeter has been redesigned to more effectively utilize space with the metering knob in front and offers an extended warranty. The BearTM 1000 adult and pediatric ICU ventilator with Smart-TriggerR provides a unique mechanism for automatically adjusting pressure and flow thresholds. The GomcoTM Opti-Vac meets suctioning needs in all health care settings, including emergency, acute care, sub-acute care and the home.


GOVERNMENT REGULATION

      The Company's products and its manufacturing activities are subject to extensive and rigorous government regulation by federal and state authorities in the United States and other countries. In the United States, medical devices for human use are subject to comprehensive review by the United States Food and Drug Administration (the "FDA"). The Federal Food, Drug, and Cosmetic Act ("FDC Act"), and other federal statutes and regulations, govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, advertising, and promotion of such products. Noncompliance with applicable requirements can result in Warning Letters, fines, recall or seizure of products, injunction, refusal to permit products to be imported into or exported out of the United States, refusal of the government to clear or approve marketing applications or to allow the

Company to enter into government supply contracts, withdrawal of previously approved marketing applications and criminal prosecution.

      The Company is required to file a premarket notification in the form of a premarket approval ("PMA") with the FDA before it begins marketing a new medical device that offers new technology that is currently not on the market. The Company also must file a premarket notification in the form of a 510(k) with the FDA before it begins marketing a new medical device that utilizes existing technology for devices that are currently on the market. The 510(k) submission process is also required when the Company makes a change or modifies an existing device in a manner that could significantly affect the device's safety or effectiveness.

      Compliance with the regulatory approval process in order to market a new or modified medical device can be uncertain, lengthy and, in some cases, expensive. There can be no assurance that necessary regulatory approvals will be obtained on a timely basis, or at all. Delays in receipt or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company manufacturers and distributes a broad spectrum of respiratory therapy equipment, emergency medical equipment and medical gas equipment. To date, all of the Company's FDA clearances have been obtained through the 510(k) clearance process. These determinations are very fact specific, and the FDA has stated that, initially, the manufacturer is best qualified to make these determinations, which should be based on adequate supporting data and documentation. The FDA, however, may disagree with a manufacturer's determination not to file a 510(k) and require the submission of a new 510(k) notification for the changed or modified device. Where the FDA believes that the change or modification raises significant new questions of safety or effectiveness, the agency may require a manufacturer to cease distribution of the device pending clearance of a new 510(k) notification. Certain of the Company's medical devices have been changed or modified subsequent to 510(k) marketing clearance of the original device by the FDA. Certain of the Company's medical devices, which were first marketed prior to May 28, 1976 and, therefore, grandfathered and exempt from the 510(k) notification process, also have been subsequently changed or modified. The Company believes that these changes or modifications do not significantly affect the device's safety or effectiveness or make a major change or modification in the device's intended uses and, accordingly, that submission of new 510(k) notification to FDA is not required. There can be no assurance, however, that FDA would agree with the Company's determinations.

      In addition, commercial distribution in certain foreign countries is subject to additional regulatory requirements and receipt of approvals that vary widely from country to country. The Company believes it is in compliance with regulatory requirements of the countries in which it sells its products.

      The Company's medical device manufacturing facilities are registered with FDA. As such, the Company will be inspected by FDA for compliance with the GMP regulations for medical devices. This regulation requires that the Company manufacture its products and maintain documents in a prescribed manner with respect to manufacturing, testing and control activities. The GMP regulation has been revised by FDA to include design controls as well. The Company also is subject to the registration and inspection requirements of state regulatory agencies.

      In July 1997 FDA conducted an inspection at the Riverside, California facility and issued a Form FDA 483. The Company has taken what it believes to be the necessary corrective action and has verbally been notified that such actions are appropriate and satisfactory. The Company does not anticipate any regulatory imposed delays in manufacturing or shipping as a result of this FDA inspection and Form FDA 483.

      The Medical Device Reporting regulation requires that the Company provide information to FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The Medical Device Tracking regulation requires the Company to adopt a method of device tracking of certain devices, such as ventilators, which are life-supporting or life-sustaining devices used outside of a device user facility or which are permanently implantable devices. The regulation requires that the method adopted by the Company ensures that the tracked device can be traced from the device manufacturer to the person for whom the device is indicated (i.e., the patient). In addition, FDA prohibits a company from promoting an approved device for unapproved applications and reviews a company's labeling for accuracy. Labeling and promotional activities also are, in certain instances, subject to scrutiny by the Federal Trade Commission.

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

      Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not FDA approval has been obtained, approval of a device by a comparable regulatory authority of a foreign country generally must be obtained prior to the commencement of marketing in those countries. The time required to obtain such approvals may be longer or shorter than that required for FDA approval. In addition, FDA approval may be required under certain circumstances to export certain medical devices.

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


THIRD PARTY REIMBURSEMENT

      The cost of a majority of medical care in the United States is funded by the U.S. Government through the Medicare and Medicaid programs and by private insurance programs, such as corporate health insurance plans. Although the Company does not receive payments for its products directly from these programs, home respiratory care providers and durable medical equipment suppliers, who are the primary customers for several of the Company's products, depend heavily on payments from Medicare, Medicaid and private insurers as a major source of revenues. In addition, sales of certain of the Company's products are affected by the extent of hospital and health care facility construction and renovation at any given time. The federal government indirectly funds a significant percentage of such construction and renovation costs through Medicare and Medicaid reimbursements. In recent years, governmentally imposed limits on reimbursement of hospitals and other health care providers have impacted spending for services, consumables and capital goods. In addition, Congress has deferred resolution of health care policy issues, including the Medicare and Medicaid programs and whether there should be changes in the eligibility requirements for participation in such programs or whether they should be restructured. A material decrease from current reimbursement levels or a material change in the method or basis of reimbursing health care providers, especially with respect to capital spending, as well as uncertainty with respect to the possibility of such changes, are likely to adversely affect future sales of the Company's products.


PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

      The Company owns and maintains patents on several products which it believes are useful to the business and provide the Company with an advantage over its competitors.

      The Company owns and maintains U.S. trademark registrations for Chemetron, Gomco, Oxequip, Lif-O-Gen, Life Support Products, Timeter, Vacutron, Schuco, Bear, BiCore, Omnitech and Design Principles, its principal trademarks. Registrations for these trademarks are also owned and maintained in all countries where such products are sold and such registrations are considered necessary to preserve the Company's proprietary rights therein.

COMPETITION

      The Company has different competitors within each of its product lines. Many of the Company's principal competitors are larger than Allied and the Company believes that most of these competitors have greater financial and other resources than the Company. The Company competes primarily on the basis of price, quality and service. The Company believes that it is well positioned with respect to product cost, brand recognition, product reliability and customer service to compete effectively in each of its markets.


EMPLOYEES

      At June 30, 1997, the Company had 854 full-time employees and 30 part-time employees. Approximately 266 employees in the Company's principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement. The Company and the union have an agreement in principle as to the terms and conditions of the collective bargaining agreement and the Company has prepared a draft of the agreement and submitted it to the union for ratification. Such agreement will expire in May 2000. An aggregate of approximately 115 employees at the Company's facilities in Oakland, California, Toledo, Ohio and Stuyvesant Falls, New York are also covered by collective bargaining agreements which expire in 1998 for the Oakland and Stuyvesant Falls facilities and in 2000 for the Toledo Facility.

      In June 1997, the Company experienced a 19-day strike at its principal facility in St. Louis following the expiration of a collective bargaining agreement. The work stoppage had a material adverse effect on the Company's business and results of operations for fiscal 1997. The Company believes that its labor relations are satisfactory.


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

                       SQUARE            OWNED/
                       FOOTAGE           LEASED
      LOCATION         (APPROXIMATE)               ACTIVITIES/PRODUCTS
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

Riverside,              164,000          Leased   Respiratory therapy
California                                        equipment

Toledo, Ohio             56,700          Owned    Home health care
                                                  products

Stuyvesant Falls,        30,000          Owned    CO2 absorbent
New York

Oakland, California      12,500          Leased   Headwalls

      In the event of the expiration, cancellation or termination of a lease relating to any of the Company's leased properties, the Company anticipates no significant difficulty in connection with leasing alternate space at reasonable rates. The Company leases a facility in Mt. Vernon, Ohio, which is currently unused as its operations were consolidated into the Toledo facility as a second stage of its plant consolidation strategy for its disposable products operations. In addition, the Company also owns an additional 16.8 acre parcel of undeveloped land in Stuyvesant Falls, New York.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Allied Healthcare Products, Inc. began trading on the NASDAQ National market under the symbol AHPI on January 14, 1992, following its initial public offering. As of September 23, 1997, there were 261 record owners of the Company's Common Stock. The following tables summarize information with respect to the high and low closing prices for the Company's Common Stock as listed on the NASDAQ National market for each quarter of fiscal 1997 and 1996, respectively, and dividends declared per share for each quarter of fiscal 1997 and 1996, respectively.


Common Stock Information                                     Dividends Declared Per
                                                             Share
1997                                   High       Low                                         1997     1996
------------------------------------------------------       -----------------------------------------------
September quarter                    $10 1/4     $6 1/4      September quarter                  --    $0.07
December quarter                       7 3/4      6 3/8      December quarter                   --     0.07
March quarter                          9 1/4      7          March quarter                      --     0.07
June quarter                           7 1/8      5 3/8      June quarter                       --     0.07
                                                                                                --    $0.28
                                                                                             ------   ------

1996                                   High       Low
------------------------------------------------------
September quarter                    $18 3/4    $15 1/4
December quarter                      19 1/2     15 1/2
March quarter                         16 3/4     10 1/2
June quarter                          13 1/4      8 7/16


Item 6.  Selected Financial Data

In thousands, except per share data)
Year ended June 30,
                                                            1997      1996      1995       1994      1993
---------------------------------------------------------------------------------------------------------
Statement of Operations Data
Net sales                                               $118,118  $120,123  $111,639    $74,129   $61,230
Cost of sales                                             82,365    80,550    68,430     44,172    36,213
Gross profit                                              35,753    39,573    43,209     29,957    25,017
Selling, general and administrative expenses              33,910    31,449    24,849     16,824    13,879
Income from operations                                     1,843     8,124    18,360     13,133    11,138
Interest expense                                           7,606     4,474     3,704      1,338       210
Other, net                                                   186       350      (21)          1       276
Income before provision for income taxes                 (5,949)     3,300    14,677     11,794    10,652
Provision for income taxes                               (1,428)     1,473     5,854      4,539     3,967
Net income                                              $(4,521)    $1,827    $8,823     $7,255    $6,685
Earnings per share                                       $(0.58)      0.25      1.45       1.31      0.93
Weighted average common shares outstanding                 7,797     7,378     6,067      5,522     7,207

In thousands)
June 30,
                                                            1997       1996      1995      1994      1993
---------------------------------------------------------------------------------------------------------
Balance Sheet Data
Working capital                                          $18,743    $38,030    $2,810    $5,018   $10,527
Total assets                                             126,343    136,760   126,192    64,593    36,926
Short-term debt                                           12,891      3,849    34,420    13,108     4,110
Long-term debt (net of current portion)                   34,041     49,033    34,602    16,513    10,511
Shareholders' equity                                      59,365     63,886    38,374    20,034    13,498


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

      The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company for the three fiscal years ended June 30, 1997. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data included elsewhere herein.

      Certain statements contained herein are forward-looking statements. Actual results could differ materially from those anticipated as a result of various factors, including cyclical and other industry downturns, the effects of federal and state legislation on health care reform, including Medicare and Medicaid financing, the inability to realize the full benefit of recent capital expenditures or consolidation and rationalization activities, difficulties or delays in the introduction of new products or disruptions in selling, manufacturing and/or shipping efforts.

      From December 1993 through November 1995 the Company completed seven acquisitions which significantly expanded its product lines. These acquisitions were each accounted for under the purchase method of accounting and were financed primarily through bank borrowings, resulting in a large increase in the Company's debt and interest expense. One acquisition was partially financed through the issuance of common stock. Results of operations of each acquired company have been included in Allied's consolidated statement of operations from the date of acquisition. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed, based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired was, in each instance, recorded as goodwill and is amortized over 20- or 40-year periods from the date of acquisition. Primarily as a result of these acquisitions, the Company incurred a total of approximately $1.5 million in goodwill amortization expense in the fiscal year ended June 30, 1997.


      The following table summarizes the seven acquisitions:

                                                                                                (Dollars in millions)
                                                                                                             PURCHASE
DATE            BUSINESS                                    PRODUCTS                                            PRICE
---------------------------------------------------------------------------------------------------------------------

December 1993   Life Support Products, Inc. ("LSP")         Emergency medical equipment                         $15.7
March 1994      Hospital Systems, Inc. ("HSI")              Headwall products                                     2.2
September 1994  B&F Medical Products, Inc. ("B&F")          Home health care & respiratory therapy products      21.5
February 1995   Bear Medical Systems, Inc. ("Bear")         Critical care ventilators                            15.4
May 1995        BiCore Monitoring Systems, Inc. ("BiCore")  Monitoring systems & equipment for ventilators        4.7
June 1995       Design Principles, Inc. ("DPI")             Emergency medical equipment                           0.6
November 1995   Omni-Tech Medical, Inc. ("Omni-Tech")       Transport ventilators                                 1.6


      These acquisitions expanded the breadth of products the Company offers and has strategically placed the Company in the potential high growth markets of home health care and extended care. The Company believes that the expansion of product line offerings is particularly important in international markets as the Company continues to increase its worldwide presence. While the Company continues to believe that these acquisitions will provide a source of future growth in sales and earnings, the integration and rationalization of the acquired businesses are still in progress. The softness experienced in core domestic markets during fiscal 1996 and in the early part of fiscal 1997 combined with internal disruptions caused by a work stoppage in June 1997 and a computer conversion in October 1996, both in the St. Louis facility, as well as ongoing negotiations with the Company's commercial bank syndicate, put pressures on margins and adversely affected the Company's results of operations in fiscal 1997. In addition, higher interest expense incurred under restructured credit facilities also adversely affected the Company's results of operations. Progress made by the Company on its consolidation activities and capital projects during fiscal 1997 is as follows:


RESPIRATORY PRODUCTS SALESFORCE CONSOLIDATION AND TRAINING

      During fiscal 1997, the Company consolidated its 21 patient care specialists with its 21 ventilator specialists to create a 34 person respiratory products specialists field sales force. The training required for this consolidation was completed in November 1996. Benefits expected from this consolidation include optimization of selling expenses through increased sales coverage, broadening product offerings for each sales call, significantly reducing the geographic territory for each sales specialist and leveraging the strengths of these complementary product lines while enabling the sales specialists to enhance their relationships with customers.

HOME HEALTH CARE SALES

      During the third quarter of fiscal 1997, the Company completed the refocus of its sales efforts for the home health care product line to Durable Medical Equipment Dealers ("DME's"). Allied increased its inside telemarketing sales group by six and reduced the field sales force by ten. Expanding the inside telemarketing sales efforts increases the penetration to the DME's and provides greater coverage and improved customer response time. Allied invested in updated catalogues, literature, and other mailings during the third quarter of fiscal 1997 to augment its increased telemarketing focus. Contracts with, and sales to, national home health care chains of these products continue to be made by the Company's national account sales force.


INFORMATION SYSTEMS ENHANCEMENTS

      The Company made advances in upgrading its information technology capabilities during fiscal 1997. In October 1996, the Company converted its corporate offices and its St. Louis manufacturing operations to a new fully-integrated software system. This computer conversion, which should provide strategic long-term benefits to the Company, caused short-term disruptions in manufacturing scheduling and shipping of products which, management believes, resulted in some permanently lost sales. The tools and capabilities of the new system have enabled the Company to improve manufacturing planning and scheduling, enhance forecasting and inventory control, and enhance customer service by improving the quantity and quality of customer and product information. The Company also plans to convert its Toledo, Ohio operations to the new system, and preliminary implementation activities have begun. When fully implemented, the information technology system enhancements should enable the Company to realize potential synergies of acquisitions through an efficient integrated data base, enhanced management reporting systems and consolidation of certain operational functions.


CAPITAL EXPENDITURE PROJECTS

      The Company made significant progress in modernizing two of its primary manufacturing facilities during fiscal 1997. Through a capital lease, the Company acquired five computer controlled machining centers for its St. Louis, Missouri facility and completed the programming and installation process in the third quarter of fiscal 1997. This $1.5 million investment modernized the Company's metal machining capabilities and provides significant opportunities to reduce product costs (from shorter set-up times and elimination of secondary operations in component manufacturing), inventory levels, and scrap and to improve quality.

      In addition, the Company invested $1.1 million in molds and injection molding machinery to expand the production capacity and gain efficiencies at its Toledo, Ohio facility. Manufacturing inefficiencies and capacity constraints caused by outdated injection molding machinery has prevented the Company from shipping to the level of demand for certain products. This investment in enhanced injection molding capabilities is expected to increase annual production, improve overall quality and provide significant cost reduction opportunities, arising from reduced product material content and lower labor and utility costs. Under this investment program, six injection molding machines and eleven molds have been installed as of June 30, 1997. While the Company has expended both monetary and human resources on these projects in fiscal 1997 and intends to continue emphasizing these and other internally-controlled projects, there can be no assurance that the Company will be successful in implementing these projects and realizing the anticipated synergies.


FISCAL 1997 FOURTH QUARTER RESULTS OF OPERATIONS

      The fiscal 1997 fourth quarter represented a difficult period for the Company. Results of operations in the fourth quarter of fiscal 1997 were adversely impacted by a variety of factors. The nineteen day work stoppage at the Company's St. Louis, Missouri facility in June 1997 resulted in a permanent loss in sales, margin declines, and plant inefficiencies. Interest expense increased to $3.4 million in the fourth quarter of fiscal 1997 primarily due to fees paid to the Company's commercial bank group to obtain waivers for technical covenant violations and for other matters related to its borrowing agreement. Finally, based on management's assessment of facts related to or culminating in the fourth quarter of fiscal 1997, the Company increased certain reserves and recorded other charges to operations during the fourth quarter which totaled approximately $2.0 million. Included in these charges were certain adjustments to the carrying value of certain of the Company's inventories of $1.0 million, an increase to the allowance for doubtful accounts of $0.6 million, $0.3 million for the settlement of a lawsuit related to a pre-acquisition matter at one of the Company's acquired subsidiaries, and $0.1 million for a new product licensing agreement. As a result of these and various other factors described below, fourth quarter fiscal 1997 net sales were $30.1 million while the net loss was $3.5 million compared to fourth quarter net sales of $30.2 million and a net loss of $2.2 million in the prior year.

      Sales of respiratory therapy equipment for the fourth quarter were $16.3 million, an increase of $0.7 million, or 4.6%, compared to sales of $15.6 million in the prior year. Sales to the hospital market were up 27.5% in the fourth quarter of fiscal 1997 compared to the fourth quarter of fiscal 1996. This increase was primarily due to the strong worldwide market acceptance of recent technology improvements in both the adult critical care ventilator and Allied's new infant ventilator. Sales to the home health care market, however, were down by 19.9% in the fourth quarter of fiscal 1997 compared to the fourth quarter of fiscal 1996. This decrease in sales was attributable to pricing pressures in the home health care market, capacity problems in the Toledo facility and, to a lesser extent, the impact of the St. Louis work stoppage. Sales of medical gas equipment for the fourth quarter were $10.9 million, a decline of $0.4 million, or 3.4%, compared to sales of $11.3 million in the prior year. The work stoppage in St. Louis adversely impacted sales of medical gas regulation devices and medical gas inwall construction products.

      Emergency medical products sales in the fourth quarter of fiscal 1997 of $2.9 million were $0.3 million, or 11.0%, under sales of $3.2 million in the comparable prior period. This sales trend is a continuation of the first nine months of fiscal 1997 as a decline in new orders and production constraints described in the following section have impacted sales of emergency medical products.

      Gross profit for the fourth quarter of fiscal 1997 was $8.1 million, or 26.8% of net sales, compared to $7.6 million, or 25.1% of net sales in the fourth quarter of fiscal 1996. Gross profit and gross margin in the fourth quarter of fiscal 1997 were adversely impacted by the effects of the June 1997 work stoppage at the St. Louis, Missouri facility and the adjustments to the carrying value of the Company's inventories described above. Gross profit and gross margin for the fourth quarter of fiscal 1996 were adversely impacted by a decline in manufacturing volumes in certain product lines, which resulted in the expensing of a portion of fixed plant overhead costs as period costs.

      Selling, general and administrative ("SG&A") expenses were $9.2 million in the fourth quarter of fiscal 1997, a decrease of $0.1 million compared to SG&A expenses of $9.3 million in the comparable prior year period. The fiscal 1997 fourth quarter included the previously noted increase to the allowance for doubtful accounts, lawsuit settlement charge and new product license fee which aggregated approximately $1.0 million.. In addition, the Company completed severance payments related to the field salesforce consolidation and made investments in promotional material for the home health care market during the fourth quarter of fiscal 1997.

      The loss from operations for the fourth quarter of fiscal 1997 was $1.1 million compared to a loss of $1.7 million in the prior year reflecting the factors described above.

      Interest expense for the fourth quarter of fiscal 1997 was $3.4 million, an increase of $2.3 million over interest expense of $1.1 million in the fourth quarter of fiscal 1996. Sequentially, interest expense increased in the fourth quarter of fiscal 1997 to $3.4 million compared to fiscal 1997 third quarter interest expense of $1.7 million. This increase was directly attributable to the fees paid to the commercial bank group to obtain waivers for technical covenant violations at March 31, 1997, fees paid for not obtaining a commitment to reduce the bank group's indebtedness by $20.0 million by May 15, 1997, fees paid for professional services related to credit negotiations and related audits, and the amortization of prepaid loan costs. On August 8, 1997 the Company refinanced its existing bank debt through a new $46.0 million credit facility with Foothill Capital Corporation, a division of Norwest Bank, and also obtained $5.0 million of financing through a private placement debt arrangement. The new financing agreements are discussed further below.

      The Company incurred a loss before income taxes of $4.5 million in the fourth quarter of fiscal 1997 compared to a net loss of $3.2 million in the same period for the prior year. The Company recorded a tax benefit of $1.0 million in both the fourth quarter of fiscal 1997 and fiscal 1996 for an effective tax rate of 22.6% and 31.6% in fiscal 1997 and fiscal 1996 respectively. The fiscal 1997 fourth quarter tax rate was impacted by the continued loss from operations, the non-deductibility of certain goodwill amortization, and the expected lack of availability of the Company's foreign sales tax credit. Results of operations in the fourth quarter of fiscal 1997 were a net loss of $3.5 million, or $0.45 per share, compared to a net loss of $2.2 million, or $0.30 per share, in the fourth quarter of fiscal 1996.


RESULTS OF OPERATIONS

      Allied manufactures and markets respiratory products, including respiratory therapy equipment, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts and percentages of net sales attributable to respiratory therapy equipment, medical gas equipment and emergency medical products for the fiscal years ended June 30, 1997, 1996 and 1995.

          (DOLLARS IN THOUSANDS)                       1997
            YEAR ENDED JUNE 30,             --------------------------
                                               NET          % OF TOTAL
                                               SALES        NET SALES
                                            --------------------------
      Respiratory therapy equipment........ $ 63,935         54.1%
      Medical gas equipment................   42,566         36.1%
      Emergency medical products...........   11,617          9.8%
                                            --------        ------
      Total...............................  $118,118        100.0%
                                            --------        ------



      (DOLLARS IN THOUSANDS)                           1996
       YEAR ENDED JUNE 30,                     ---------------------
                                                  NET    % OF TOTAL
                                                  SALES    NET SALES
                                               ---------------------
      Respiratory therapy equipment............$ 63,889     53.2%
      Medical gas equipment....................  43,084     35.9%
      Emergency medical products...............  13,150     10.9%
                                               --------    ------
      Total....................................$120,123    100.0%
                                               --------    ------


     (DOLLARS IN THOUSANDS)                            1995
      YEAR ENDED JUNE 30,                      -----------------------
                                               NET          % OF TOTAL
                                               SALES        NET SALES
                                               -------      ----------
      Respiratory therapy equipment............$ 48,421     43.4%
      Medical gas equipment....................  50,397     45.1%
      Emergency medical products...............  12,821     11.5%
                                               --------    -------
      Total....................................$111,639    100.0%
                                               --------    -------

      The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statement of operations.


YEAR ENDED JUNE 30,                                 1997                  1996              1995
--------------------------------------------------------------------------------------------------

Net sales........................................   100.0%                100.0%            100.0%
Cost of sales....................................    69.7                  67.1              61.3
                                                    -----                 ------            ------
Gross profit.....................................    30.3                  32.9              38.7

Total selling, general and administrative .......    28.7                  26.2              22.3
  expenses                                          -----                 -----             ----
Income from operations...........................     1.6                   6.7              16.4
Interest expense.................................     6.4                   3.7               3.3


Other expense....................................     0.2                   0.3                --
                                                      ---                   ----            -----
Income (loss) before provision for income taxes..    (5.0)                  2.7             13.1
Provision (benefit) for income taxes.............    (1.2)                  1.2              5.2
Net Income (loss)................................    (3.8%)                 1.5%             7.9%
                                                     -----                  ----            -----

FISCAL 1997 COMPARED TO FISCAL 1996

      Net sales for fiscal 1997 of $118.1 million were $2.0 million, or 1.7%, less than net sales of $120.1 million in fiscal 1996. Certain internal and external factors impacted the Company's sales during fiscal 1997. Included in the internal operating issues which impacted the Company were the nineteen day work stoppage in the St. Louis, Missouri facility in June 1997, disruptions to manufacturing, scheduling and shipping created by the computer conversion in October 1996, also in the St. Louis facility, capacity constraints at the Toledo, Ohio facility and changes in the field salesforce. The work stoppage resulted in permanently lost sales, margin declines, and manufacturing disruptions during the work stoppage as well as during the pre- and post-work stoppage periods. In October 1996, the Company converted its St. Louis manufacturing and corporate office operations to a new, fully-integrated software system. The computer conversion, which should provide a strategic long-term benefit to the Company, caused short-term disruptions in manufacturing and shipping, resulting in lost sales. Management believes that any remaining issues regarding the computer conversion were substantially resolved by the end of the third quarter of fiscal 1997 through additional training and program enhancements. The Toledo facility has been capacity constrained by outdated injection molding machinery and molds. During fiscal 1997 the Company installed six new injection mold machines and eleven molds, and the Company is now adding to its direct labor assembly force in Toledo. Finally, as previously described, the Company consolidated its respiratory field salesforce and refocused its sales effort for the home health care product line to inside telemarketing. Each of these initiatives created short term sales disruptions in addition to the Company's incurrence of recruiting, training and marketing costs in fiscal 1997.

      Certain external issues first experienced in fiscal 1996 continued to impact the Company's fiscal 1997 operations. The emphasis of healthcare providers on cost containment has resulted in significant consolidation in the healthcare environment in recent years. Such consolidation impacted sales as customers appeared to defer capital purchases as they rationalized their operations and delayed non-capital purchases as they reduced their consolidated inventory levels. In addition, the consolidation of healthcare providers increased the buying power of these customers, which resulted in pricing pressures.

      Finally, the uncertainty over the federal budget, particularly the possibility of changes in Medicaid and Medicare reimbursement rates, has impacted sales. Congress has deferred resolution on various health care policy issues, and the Company is unable to predict the ramifications of this deferral on future sales. While the Company is unable to predict when these macroeconomic issues will be resolved, management believes that, over a long-term horizon, Allied is well positioned to capitalize on the need for its respiratory products and meet the demands of these products caused by an aging population, an increase in the occurrence of lung disease, and advances in treatment of other respiratory illnesses in the home, hospital, and sub-acute care facilities.

      New orders, or the pace of incoming business, was strong throughout fiscal 1997. Fiscal 1997 orders of $122.2 million were $5.0 million, or 4.3%, over orders of $117.2 million in fiscal 1996. While fiscal 1997 orders were impacted by the work stoppage, computer conversion, and salesforce consolidation activities, as previously discussed, fiscal 1997 orders exceeded same period fiscal 1996 orders in all four quarters. The increase in orders appears to have been driven by an increase in market demand for the Company's core products in medical gas construction and medical gas equipment as well as the strong worldwide acceptance of the Company's new ventilation technologies in adult and infant ventilators.

      Medical gas equipment sales of $42.6 million in fiscal 1997 were $0.5 million, or 1.2%, under prior year sales of $43.1 million. Medical gas equipment sales in fiscal 1997 were adversely impacted by the previously noted June 1997 work stoppage and the effects of the computer conversion. However, market demand for medical gas equipment sales has been strong, as reflected in new orders for fiscal 1997 of $45.8 million, which was $4.4 million, or 10.6%, over new orders in the prior fiscal year. It appears that the consolidation of health care providers may be slowing, and the related rationalization process for facility protocol and inventory consolidation may be nearing completion. However, management is unable to predict when the full ramifications of such consolidation will be felt.

      Respiratory therapy equipment sales in fiscal 1997 of $63.9 million were unchanged from the prior year. Sales to the hospital market increased 11.1% as sales of ventilation products increased due to the strong world-wide acceptance of the Smart Trigger technology for the Company's adult critical care ventilator and technology advances incorporated in the new infant ventilator, the Bear Cub 750(R). In addition, the Company expects to achieve further benefits in the future from the previously noted combination of its ventilation and patient care sales forces, which was substantially completed in November 1996. Offsetting the increase in ventilation product sales was an 11.8% decline in sales of home health care products. This decline primarily resulted from manufacturing constraints in the Company's Toledo, Ohio facility, combined with pricing pressures caused by the ongoing consolidation of home health care dealers. Concerns over potential reductions in home oxygen therapy reimbursement rates also continued to impact sales of home health care products in fiscal 1997. While the Company is unable to predict when these latter two macroeconomic factors will be resolved, it believes that until there is a resolution of reimbursement policy issues, current customer purchase patterns are likely to continue. The previously described installation of new equipment and molds at the Toledo, Ohio facility have been in accordance with management's expectations; however, the Company's capacity issues have not fully been resolved due to direct labor constraints. Management is currently addressing this constraint through the addition of a third shift. To enhance home health care product sales, the Company has shifted its sales emphasis to inside telemarketing sales to increase sales coverage and penetration to DME's, as previously discussed.

      Emergency medical products sales in fiscal 1997 of $11.6 million were $1.5 million, or 11.7%, under sales of $13.1 million in the prior year. This sales decline was attributable to difficulties the Company had in the relocation of production of emergency products to the St. Louis, Missouri facility, the impact of the June 1997 work stoppage and the absence of a large stocking order that occurred in the prior year. The emergency medical products business has two elements. One is steady replacement sales and the other element is driven by events, such as a natural disaster or change in emergency protocol in a particular country. Management expects sales for the near future to primarily reflect demand driven by the replacement segment of the business.

      The Company continued to increase its presence in world wide markets during fiscal 1997. International sales, which are included in the product line sales discussed above, increased $3.7 million, or 11.9%, to $34.5 million in fiscal 1997 compared to sales of $30.8 million in fiscal 1996. Advances in medical protocol in various countries throughout the world combined with the Company's strong international dealer network has enabled the Company to respond to the increased worldwide demand for respiratory products. In addition, the strong worldwide market acceptance of the Smart Trigger(R) technology for the Company's adult critical care ventilator combined with the recent introduction of the new Bear Cub 750(R) infant ventilator has fueled the growth of international sales.

      Gross profit in fiscal 1997 was $35.8 million, or 30.3% of net sales, compared to gross profit of $39.6 million, or 32.9% of net sales in fiscal 1996. The impact of the nineteen day work stoppage and the computer conversion in the St. Louis, Missouri facility during fiscal 1997 reduced manufacturing output and margins. In addition, the increase in international sales, which have lower margins than domestic sales due to the large quantity, bid-based nature of these sales, combined with pricing pressures brought on by consolidations which occurred in the Company's customer base, particularly in the hospital and home health care markets, resulted in reduced margins. In fiscal 1997, as previously described, the Company recorded certain adjustments to the carrying value of its inventories in the fourth quarter of approximately $1.0 million. In fiscal 1996, the Company charged a portion of fixed plant costs as period costs due to a decline in manufacturing throughput. This fiscal 1996 charge primarily related to the fourth quarter. The Company anticipates continued pressures on margins due to the mix of domestic vs. international sales and anticipates continued pricing pressures from its customer base. In response to margin pressures, the Company made significant investments in capital expenditures in its St. Louis, Missouri and Toledo, Ohio facilities which are designed to reduce manufacturing costs, improve manufacturing cycle times, improve quality and reduce inventory levels. The Company continues to evaluate its business with an intent to streamline operations, improve productivity and reduce costs. Accordingly, the

Company may implement additional sales force, manufacturing and other strategic rationalization programs in the future.

      Selling, General and Administrative ("SG&A") expenses for fiscal 1997 were $33.9 million, an increase of $2.5 million over SG&A expenses of $31.4 million in fiscal 1996. The Company made strategic investments in certain SG&A activities and recorded certain non-recurring SG&A expenses in fiscal 1997. SG&A spending included investments in advertising and marketing literature, investments in information technology, and continued investments in research and development, all expenditures that potentially could benefit future periods. In addition, as previously described, the Company completed the recruiting, training and consolidation of its respiratory products salesforce and incurred duplicate costs for sales efforts to the DME's in the home health care market during the transition period of shifting to telemarketing from field sales representatives. While recruiting and training efforts of the field salesforce will continue, these expenditures are expected to be less than the relatively high level of expenditures during fiscal 1997. Fiscal 1997 SG&A expenses also included the previously noted increase to the allowance for doubtful accounts, lawsuit settlement charge and new product license fee which aggregated approximately $1.0 million. Finally, the fiscal 1996 SG&A expenses were affected by a research grant of $0.3 million which did not repeat in fiscal 1997. As a percentage of net sales, fiscal 1997 SG&A expenses were 28.7% compared to 26.2% in fiscal 1996. This increase was attributable to higher SG&A expenses in fiscal 1997, as discussed above, combined with lower sales during the year.

      Income from operations in fiscal 1997 of $1.8 million was $6.3 million, or 77.3%, below fiscal 1996 income from operations of $8.1 million. As a percentage of net sales, income from operations decreased to 1.6% in fiscal 1997 from 6.7% in fiscal 1996. These decreases were attributable to the factors discussed above.

      Interest expense increased $3.1 million, or 70.0%, to $7.6 million in fiscal 1997 from $4.5 million in fiscal 1996. The increase in interest expense in fiscal 1997 consisted of approximately $2.2 million of fees and other professional costs incurred in connection with the debt amendments, as previously described, $0.5 million related to increased amortization of prepaid loan costs, $0.3 million related to increased interest costs for the capital expenditure projects previously discussed, and $0.1 million, reflecting increases in effective interest rates which were partially offset by lower average debt levels. During fiscal 1997 the Company spent significant time and resources on various matters relating to its debt agreement with a commercial bank group, including negotiating a debt amendment on September 20, 1996 and obtaining waivers for technical covenant violations as of December 31, 1996 and March 31, 1997. The Company was ultimately unable to negotiate a long term financing arrangement with its commercial bank syndicate. On August 8, 1997, subsequent to fiscal year end, the Company entered into a $46.0 million credit facility with Foothill Capital Corporation and obtained $5.0 million in subordinated debt in a private placement arrangement. The new financing arrangement, which is expected to lower the Company's interest expense and provide additional liquidity, is discussed further below.

      The Company had a loss before income taxes of $5.9 million, a decrease of $9.2 million from the income before provision for taxes of $3.3 million in fiscal 1996. The Company recorded a tax benefit of $1.4 million in fiscal 1997 for an effective tax rate of 24.0%, compared to a provision for income taxes of $1.4 million in fiscal 1996 and an effective tax rate of 44.6%. The fiscal 1997 effective tax rate was impacted by the loss from operations, the non-deductibility of certain goodwill amortization, and the expected lack of availability of the Company's foreign sales tax credit in fiscal 1997.

      Net loss in fiscal 1997 was $4.5 million, or $0.58 per share, a decrease of $6.3 million from net income of $1.8 million or earnings per share of $0.25 in fiscal 1996. The weighted average number of common shares outstanding used in calculation of per share loss or earnings was 7,796,682 in fiscal 1997 compared to 7,378,478 in fiscal 1996. The increase in the weighted average number of common shares reflected the effects of the October 1995 sale of 1,610,000 shares of common stock in a public offering.


FISCAL 1996 COMPARED TO FISCAL 1995

      Net sales increased by $8.5 million, or 7.6%, to $120.1 million in fiscal 1996 from $111.6 million in fiscal 1995. The increase in net sales included $19.9 million in sales as a result of acquisitions partially offset by a decline of $11.5 million in sales of existing products. Numerous external and internal factors adversely impacted the Company's sales during fiscal 1996. Certain macro-economic factors first experienced in the second quarter continued to impact sales throughout the remainder of fiscal 1996, most notably in the fourth quarter. Political uncertainty over the federal budget, particularly the possibility of changes in Medicare and Medicaid financing and health care provider reimbursement rates, adversely impacted customer purchasing decisions. In late April 1996, Congress resolved the federal fiscal 1996 budget issue, but deferred resolution of health care policy issues. The on-going consolidation of health care providers also impacted sales as this activity appears to have caused customers to delay capital purchases as they rationalized their operations, and to delay non-capital purchases as they reduced their consolidated inventory levels. The market softness experienced as a result of external factors heightened the impact of internal factors on fiscal 1996 sales, most notably in the fourth quarter.

      Internally, the Company experienced disruption in its ventilation product line field sales force due to the effects of high turnover rates. Due to the technical nature of selling the ventilation product line, significant efforts and resources were expended to recruit and train the current field sales force. In addition, transitioning from distributor sales to a direct field sales force in certain other product lines, as well as manufacturing capacity issues, also adversely impacted fiscal 1996 sales. The Company experienced margin pressures in a number of its product lines due to several factors. These factors included the significant consolidation of home health care dealers and the resultant pricing pressures from these customers, the adverse impact of reduced volume on the cost of manufacturing due to the fixed nature of a significant portion of the Company's production costs, the impact of manufacturing inefficiencies experienced at one of the Company's plants, and the higher mix of lower margin international sales.

      Respiratory therapy equipment sales increased $15.5 million, or 31.9%, to $63.9 million for fiscal 1996, compared to sales of $48.4 million for fiscal 1995. The increase in sales of respiratory therapy products included $19.2 million related to acquisitions, partially offset by a decline of $3.7 million in sales of existing products. The impact of political uncertainty over the federal budget reconciliation legislation and a pledge by the Healthcare Financing Administration, the federal agency that administers Medicare, to significantly reduce the Medicare home oxygen rental fee rates contributed to the decline in sales of existing products. Market softness for capital expenditure products such as critical care ventilators, the consolidation of home health care dealers, and increased competitive pressure to obtain business from national accounts put pressure on pricing and margins throughout the last three quarters of 1996. In addition, manufacturing inefficiencies and capacity constraints experienced at one of the Company's facilities during fiscal 1996 prevented the Company from shipping to the level of demand for certain products.

      Medical gas equipment sales of $43.1 million for fiscal 1996 decreased $7.3 million, or 14.5%, compared to sales of $50.4 million during fiscal 1995. Consolidation of health care providers in the acute and post-acute care markets combined with customer concerns over the outcome of possible capital reimbursement policy changes adversely impacted fiscal 1996 sales. While the consolidation of health care providers appears to be slowing, management expects that sales of medical gas equipment should continue to be adversely impacted until capital reimbursement policy issues are resolved.

      Emergency medical products sales of $13.1 million for fiscal 1996 increased $0.3 million, or 2.6%, compared to sales of $12.8 million during fiscal 1995. The increase in sales included $0.7 million related to acquisitions partially offset by a decline of $0.4 million in existing products. The Company believes the decline in existing emergency medical products sales was attributable to the timing of orders and shipments. The acquisition of Omni-Tech in November 1995 had a favorable impact on sales to the U.S. Government, with $0.4 million in incremental sales during fiscal 1996.

      The Company continued to increase its presence in worldwide markets during fiscal 1996. International sales, which are included in the product line sales discussed above, increased $6.6 million, or 27.3%, to $30.8 million in fiscal 1996 compared to $24.2 million in fiscal 1995. Acquisitions contributed $8.4 million of the fiscal 1996 increase in international sales which was partially offset by a decline in sales by $1.8 million of existing products. The decline in international sales of existing products primarily resulted from fewer new hospital construction projects in Mexico and other Latin American markets.

      Gross profit of $39.6 million in fiscal 1996 decreased $3.6 million, or 8.4%, from $43.2 million in fiscal 1995 as a result of sales mix, customer pricing pressures and manufacturing volume issues. The change in gross profit resulting from sales mix issues was due to the continued shift in sales to the home health care market which has lower margins than the construction product line, which had previously been the Company's primary product group; the continued increase in international sales, which have lower margins than domestic sales due to the large quantity, bid-based nature of these sales; and due to an increase in sales of distributed versus manufactured products during fiscal 1996. The consolidation of the Company's customer base, particularly in the hospital and home health care markets, resulted in larger buying groups and national accounts which increased customers' ability to negotiate prices.

      Accordingly, these pricing pressures had an adverse impact on gross profit margins. In addition, the decline in existing product sales resulted in a decline in manufacturing volume in the Company's plants, particularly in the fourth quarter of fiscal 1996. As a result, a portion of fixed plant overhead costs was expensed as period costs, which adversely impacted margins. As a percentage of net sales, gross profit was 32.9% and 38.7% in fiscal 1996 and fiscal 1995, respectively.

      SG&A expenses for fiscal 1996 increased $6.6 million, or 26.6%, to $31.4 million in fiscal 1996 from $24.8 million in fiscal 1995. SG&A expenses increased $6.4 million as a result of acquisitions, most notably increased selling expenses for the demonstration-based, direct sales-intensive critical care ventilation product line, increased research and development costs for the critical care ventilation products, which include development of the new Smart Trigger and Bear Cub 750 infant ventilator, and increased amortization expense attributable to the recent acquisitions. As described previously, base period SG&A expenses increased $0.4 million as the Company invested in additional training activities for the field sales force, technology upgrades in its information systems, and other strategic research and development projects. As a percentage of net sales, SG&A expenses increased to 26.2% in fiscal 1996 compared to 22.3% in fiscal 1995. This increase was attributable to the combined factors of a decline in sales of existing products and the strategic investments in training, technology and new products.

      Income from operations in fiscal 1996 of $8.1 million was $10.2 million, or 55.8%, below fiscal 1995 income from operations of $18.4 million. As a percentage of net sales, income from operations decreased to 6.7% from 16.4% in fiscal 1996. This decrease was attributable to reduced sales of existing products, reduced gross margins, and the increase in SG&A expenses discussed above.

      Other expenses increased $1.1 million, or 31.0%, to $4.8 million in fiscal 1996 from $3.7 million in fiscal 1995. Interest expense increased $0.8 million, or 20.7%, to $4.5 million in fiscal 1996 from $3.7 million in fiscal 1995. Interest expense increased $1.4 million due to increased debt required to finance recent acquisitions, offset almost entirely by a reduction in interest charges resulting from the reduction of existing bank debt as a consequence of the equity offering completed in October 1995. The additional debt required to finance working capital, capital expenditures and other operations accounted for the $0.8 million net increase in interest expense in fiscal 1996. The effective interest rate was 7.5% and 7.7% in fiscal 1996 and fiscal 1995, respectively.

      Income before provision for income taxes decreased $11.4 million, or 77.5%, to $3.3 million in fiscal 1996 from $14.7 million in the prior year. The Company's fiscal 1996 effective tax rate was 44.6% compared to 39.9% in fiscal 1995. This increase in the effective tax rate was primarily attributable to the amortization of non-tax deductible acquisition goodwill, which has an increasing impact on the effective tax rate as pre-tax income decreases.

      Net income in fiscal 1996 was $1.8 million, a decrease of $7.0 million, or 79.3% , from $8.8 million in fiscal 1995. Earnings per share decreased to $0.25 in fiscal 1996 from $1.45 in fiscal 1995, or 82.7%. The weighted average number of common shares outstanding used in the calculation of earnings per share was 7,378,478 in fiscal 1996 compared to 6,066,588 in fiscal 1995. The increase in the weighted average number of common shares was the result of the October 1995 sale of 1,610,000 shares of common stock and the September 1994 issuance of 640,000 shares of common stock in connection with the acquisition of B&F.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      The following table sets forth selected information concerning Allied's financial condition:

(Dollars in thousands)
June 30,                  1997       1996      1995
----------------------------------------------------
Cash                   $   988    $ 1,489   $   175
Working capital         18,743     38,030     2,810
Total debt              46,932     52,882    69,022
Current ratio           1.57:1     2.69:1    1.05:1

      The Company's working capital was $18.7 million at June 30, 1997 compared to $38.0 million at June 30, 1996, a decrease of $19.3 million. Accounts receivables, inventories, and current assets all decreased during fiscal 1997, while accounts payable, other liabilities and the current portion of long-term debt all increased during fiscal 1997. Accounts receivable decreased to $23.1 million at June 30, 1997 from $26.0 million at June 30, 1996. The $2.9 million decrease in accounts receivable was due to the decline in days sales outstanding ("DSO") by three days to 71 DSO at June 30, 1997, combined with the decline in sales late in the fourth quarter of fiscal 1997 resulting from the work stoppage in St. Louis. Inventories were $26.1 million at June 30, 1997, a decrease of $1.9 million from $28.0 million at June 30, 1996. During fiscal 1997, the Company focused on reducing manufacturing cycle times through modernization of its plants and improvements in its manufacturing processes in order to better manage investments in inventories. Inventories, as measured in Days on Hand ("DOH"), declined by twelve days during fiscal 1997 to 128 DOH at June 30, 1997 compared to 140 DOH in the prior year. In addition, the Company made modest improvements in the mix of its inventories by increasing the safety stock levels of high volume products, for which customers require shortened delivery times, and reducing the stocking status of lower volume products. The Company plans to continue these inventory-related initiatives in fiscal 1998. Accounts payable of $14.0 million and other accrued liabilities of $6.0 million as of June 30, 1997 increased $0.9 million and $0.5 million, respectively, during fiscal 1997. The Company experienced limited liquidity during fiscal 1997 due to a reduction in borrowing availability related to the principal payments made on its term loans combined with the high level of fees paid to the Company's commercial bank group, as previously discussed. Consequently, payments to vendors and other obligations were extended, causing some disruption in deliveries and services. The Company's limited liquidity situation was alleviated with the completion of its new credit arrangement in August 1997 which is discussed further below. The current portion of long term debt was $12.9 million at June 30, 1997 compared to $3.8 million in the prior year. This increase reflects the terms of the new credit facility with Foothill Capital Corporation which includes a $4.0 million term loan and the placement of $5.0 million in subordinated debt, both of which mature in February 1998. The new financing arrangements are discussed further below.

      Net cash increase/(decrease) was ($0.5) million, $1.3 million, and ($1.2) million in fiscal 1997, 1996, and 1995 respectively. Net cash provided from (used by) operations was $8.9 million, $2.5 million, and ($0.3) million for the same periods. Cash flow from operations in fiscal 1997 consisted of a net loss of $4.5 million offset by the non-cash charges to operations of $5.6 million for depreciation and amortization, as well as $7.8 million in cash generated from changes in working capital accounts other than the current portion of long term debt. The cash provided by operations was offset by a net reduction in debt of $8.1 million, debt issuance costs of $0.7 million, and dividend payments of $0.5 million, resulting in a net decrease in cash of $0.5 million in fiscal 1997. The adverse effect on results of operations has impacted the Company's liquidity and the ability of the Company to continue historical levels of fixed payments. Accordingly, on August 21, 1996 the Company's Board of Directors voted to suspend quarterly dividends effective immediately subsequent to the payment of dividends for the fourth quarter of fiscal 1996. In addition, on August 8, 1997, subsequent to fiscal year end, the Company refinanced its existing credit facilities to reset its fixed debt payments and to provide the Company with additional liquidity. The refinancing is further discussed below. Besides cash flows from operations, the Company is considering various alternatives to meet its debt service requirements in fiscal 1998. Such debt service requirements include an aggregate of $9.0 million in debt which matures in February, 1998, as described further below. These alternatives include replacement of such maturing debt with long-term financing, if available, and an asset sale.

      At June 30, 1997, the Company had aggregate indebtedness of $46.9 million, including $12.9 million of short-term debt and $34.0 million of long-term debt. Aggregate indebtedness at June 30, 1996 was $52.9 million, including $3.9 million of short-term debt and $49.0 million of long-term debt. On October 13, 1995, the Company entered into credit facilities with a commercial bank syndicate with a final maturity in 2000. The secured credit facilities included a $40.0 million revolving credit facility and term loans of $15.0 million and $70.0 million, or aggregate credit facilities of $125.0 million. In September 1996, the Company's credit facilities were amended such that the $68.4 million unused portion of the $70.0 million acquisition term loan facility was no longer available. Additionally, amendments were made to the Company's credit facilities to reset certain covenants, to temporarily increase advance rates on the revolving credit facility borrowing base and to enter into an additional $5.0 million term loan, leaving credit facilities totalling $60.0 million. All credit facilities' maturity dates were reset to July 31, 1998. During fiscal 1997, the Company paid fees of approximately $2.2 million for the September 1996 debt amendment, to obtain waivers for technical covenant violations at December 31, 1996 and March 31, 1997 and for related matters. The Company was ultimately unable to negotiate a long-term agreement with its commercial bank syndicate. Accordingly, on August 8, 1997, subsequent to fiscal year end, the Company refinanced its existing debt through a new $46.0 million credit facility with Foothill Capital Corporation, a division of Norwest Bank. The new credit facility, with a blended average interest rate of 10.2%, is comprised of a $25.0 million three-year revolving line of credit, three-year term loans of $10.0 million and $7.0 million, respectively, and a $4.0 million loan maturing in February 1998. In conjunction with the new financing agreement, Allied placed an additional $5.0 million in subordinated debt financing, which matures in February 1998, with several related parties to the Company. In addition, the Company issued 112,500 warrants at an exercise price of $7.025 per share, 62,500 of which are being issued to the holders of the subordinated debt and the balance to Foothill Capital Corporation. The proceeds from the new financing were used to repay the Company's outstanding debt with the commercial bank syndicate, and to provide additional liquidity. At August 8, 1997, approximately $4.1 million was available under the revolving line of credit for additional borrowings. The new credit facility is expected to reduce the Company's interest expense in future periods and provide additional liquidity, and reflects technical covenants which are consistent with the Company's current financial projections.

      Capital expenditures, net of capital leases, were $0.1 million, $3.6 million, and $6.3 million in fiscal 1997, 1996, and 1995, respectively. Assets acquired under capital leases in fiscal 1997 totaled $1.6 million and will modernize the Company's St. Louis and Toledo operations, as previously discussed. Fiscal 1996 capital expenditures included strategic investments in a new machining center for the Company's St. Louis, Missouri facility, the purchase of machinery and molds to increase capacity at its Toledo, Ohio facility and other normal recurring replacements of machinery and equipment.
Fiscal 1995 capital expenditures included an addition to the Company's manufacturing facility in St. Louis. The Company completed two separate plant consolidations in fiscal 1996. The Company's headwall construction manufacturing operation was consolidated into its HSI operations in Oakland, California, and its disposable medical products operation in Mt. Vernon, Ohio was closed and consolidated into its Toledo, Ohio facility operations. In addition, the Company acquired, $2.6 million of computer equipment and software under capital leases to improve information technology systems. The Company anticipates the consolidations and investment in capital expenditures will reduce manufacturing costs, improve manufacturing cycle times and yields, and provide additional capacity.

      The Company reduced its reserves which were recorded in connection with the previously discussed acquisitions by $1.2 million in fiscal 1997 and $2.0 million in fiscal 1996. These reductions are primarily related to cash payments for various costs directly attributable to these acquisitions, including severance, facility rationalization and related matters, and legal, accounting and consulting fees. The remaining acquisition reserves of approximately $0.9 million at June 30, 1997 are expected to be liquidated primarily over the next year.

      As of June 30, 1997, the Company had a backlog of $23.9 million compared to a $21.0 million backlog as of June 30, 1996. The Company's backlog, a significant portion of which is attributable to the Company's medical gas system construction products and its ventilation products, consists of firm customer purchase orders which are subject to cancellation by the customer upon notification. Allied's policy is to recognize backlog orders only when they become shippable. The Company's backlog has increased in medical gas construction systems products, headwall construction products, emergency medical products and ventilation products from year to year.

      Inflation has not had a material effect on the Company's business or results of operations.


SEASONALITY AND QUARTERLY RESULTS

      In past fiscal years, the Company has experienced seasonal increases in net sales during its second and third fiscal quarters (October 1 through March
31) which, in turn, affected net income. Such seasonal variations were likely attributable to an increase in hospital equipment purchases at the beginning of each calendar year (which coincides with many hospitals' fiscal years) and an increase in the severity of influenza during winter months. As the Company has expanded its sales into the home health care, emergency medical and international markets, these seasonal variations have diminished, but have not disappeared.

      The following table sets forth selected operating results for the eight quarters ended June 30, 1997. The information for each of these quarters is unaudited, but includes all normal recurring adjustments which the Company considers necessary for a fair presentation thereof. These operating results, however, are not necessarily indicative of results for any future period. Further, operating results may fluctuate as a result of the timing of orders, the Company's product and customer mix, the introduction of new products by the Company and its competitors, and overall trends in the health care industry and the economy. While these patterns have an impact on the Company's quarterly operations, the Company is unable to predict the extent of this impact in any particular period.


(Dollars in thousands,
except per share data)             June     March      Dec.     Sept.     June      March     Dec.     Sept.
Three months ended                  30,      31,       31,       30,       30,       31,       31,      30,
                                   1997     1997      1996      1996      1996      1995      1995     1995
------------------------------------------------------------------------------------------------------------
Net sales                       $30,129   $30,466   $28,389   $29,134   $30,161   $30,334   $28,439  $31,189

Gross profit                      8,063     9,725     8,725     9,240     7,574     9,772     9,889   12,338

Income (loss) from operations    (1,091)    1,582       491       862    (1,765)    2,461     2,705    4,723

Net income (loss)                (3,485)     (302)     (556)     (177)   (2,159)      978     1,012    1,996

Earnings (loss) per share         (0.45)    (0.04)    (0.07)    (0.02)    (0.30)     0.12      0.11     0.32


NEW ACCOUNTING STANDARD

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), which requires public entities to present both basic and diluted earnings per share amounts on the face of their financial statements, replacing the former calculations of primary and fully diluted earnings per share. The Company will adopt FAS 128 effective with its fiscal 1998 second quarter, and anticipates that, when adopted, FAS 128 will not have a material effect on its reported earnings per common share.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Allied Healthcare Products, Inc.

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Allied Healthcare Products, Inc. and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

St. Louis, Missouri
August 13, 1997

CONSOLIDATED STATEMENT OF OPERATIONS

Year ended June 30,
                                                                     1997              1996              1995
--------------------------------------------------------------------------------------------------------------
Net Sales                                                    $118,117,518      $120,122,502      $111,638,712
Cost of sales                                                  82,364,405        80,549,685        68,430,068
                                                       ------------------ -------------------- --------------
Gross Profit                                                   35,753,113        39,572,817        43,208,644
Selling, general and administrative expenses                   33,909,510        31,449,306        24,848,486
                                                       ------------------ -------------------- --------------
Income from operations                                          1,843,603         8,123,511        18,360,158
                                                       ------------------ -------------------- --------------
Other expenses:
   Interest expense                                             7,606,129         4,474,316         3,703,954
   Other, net                                                     186,291           349,445          (20,595)
                                                       ------------------ -------------------- --------------
                                                                7,792,420         4,823,761         3,683,359
                                                       ------------------ -------------------- --------------
Income (loss) before provision (benefit) for income           (5,948,817)         3,299,750        14,676,799
taxes
Provisions (benefit) for income taxes                         (1,427,716)         1,473,156         5,853,735
                                                       ------------------ -------------------- --------------
Net income (loss)                                            ($4,521,101)        $1,826,594        $8,823,064
                                                       ================== ==================== ==============
Earnings (loss) per share                                         ($0.58)             $0.25             $1.45

See accompanying Notes to Consolidated Financial
Statements



CONSOLIDATED BALANCE SHEET

June 30,                                                                   1997               1996
----------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash                                                                 $   988,436      $ 1,489,133
  Accounts receivable, net of allowance for doubtful accounts of $1,225,326 and $422,517, respectively
                                                                        23,093,037       25,964,658
  Inventories                                                           26,052,991       28,046,490
  Income taxes receivable                                                       --        2,285,224
  Other current assets                                                   1,544,811        2,713,497
                                                                        ----------       ----------
      Total current assets                                              51,679,275       60,499,002
                                                                        ----------       ----------
  Property, plant and equipment, net                                    20,848,870       21,968,504
  Goodwill, net                                                         50,763,511       52,821,411
  Deferred tax asset-noncurrent                                          1,665,069               --
  Other assets, net                                                      1,386,291        1,471,541
                                                                        ----------       ----------
     Total assets                                                     $126,343,016     $136,760,458
                                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                     $14,048,235      $13,104,299
  Current portion of long-term debt                                     12,890,772        3,848,780
  Other accrued liabilities                                              5,997,670        5,516,045
                                                                        ----------       ----------
     Total current liabilities                                          32,936,677       22,469,124
                                                                        ----------       ----------
Long-term debt                                                          34,041,300       49,033,545

Deferred tax liabilities-noncurrent                                             --        1,371,649

Commitments and contingencies (Notes 5 and 12)

Stockholders' equity:
  Preferred stock; $.01 par value; 1,500,000 shares authorized;
    no shares issued and outstanding
  Series A preferred stock; $.01 par value; 200,000 shares
    authorized; no shares issued and outstanding
  Common stock; $.01 par value; 30,000,000 shares authorized;
     7,796,682 shares issued and outstanding at June 30, 1997 and 1996, respectively

                                                                           101,002          101,002
  Additional paid-in capital                                            46,945,971       46,945,971
  Retained earnings                                                     33,049,494       37,570,595
  Common stock in treasury, at cost                                   (20,731,428)     (20,731,428)
                                                                      ------------     ------------
     Total stockholders' equity                                         59,365,039       63,886,140
                                                                        ----------       ----------
     Total liabilities and stockholders' equity                       $126,343,016     $136,760,458
                                                                       ===========      ===========
See accompanying Notes to Consolidated Financial Statements



CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY

                                                         Additional         Stock
                                   Preferred Common         paid-in subscriptions    Retained        Treasury
                                       stock  stock         capital    receivable     earnings          stock
-------------------------------------------------------------------------------------------------------------
Balance, June 30, 1994                   $--   $78,275  $10,097,696     $(70,627)  $30,659,721  $(20,731,428)

Issuance of common stock                  --     6,615   10,168,570           --           --            --
Tax benefits relating to employee
  stock options
                                          --        --      939,824           --           --            --
Payments on stock subscriptions
  receivable
                                          --        --           --       70,627           --            --
Dividends declared
  ($.28 per common share)
                                          --        --           --           --  (1,668,425)            --
Net income for the year ended
  June 30, 1995
                                          --        --           --           --    8,823,064            --
                                       -----   -------  -----------    ---------   ----------  ------------
Balance, June 30, 1995                    --    84,890   21,206,090           --   37,814,360  (20,731,428)

Issuance of common stock                  --    16,112   25,739,881           --           --            --
Dividends declared
  ($.28 per common share)
                                          --        --           --           --  (2,070,359)            --
Net income for the year ended
  June 30, 1996
                                          --        --           --           --    1,826,594            --
                                       -----   -------  -----------    ---------   ----------  ------------
Balance, June 30, 1996                    --   101,002   46,945,971           --   37,570,595  (20,731,428)

Net loss for the year ended
  June 30, 1997
                                          --        --           --           --  (4,521,101)            --
                                       -----   -------  -----------    ---------   ----------  ------------
Balance, June 30, 1997                   $--  $101,002  $46,945,971          $--  $33,049,494 $(20,731,428)
                                       -----   -------  -----------    ---------   ----------  ------------
See accompanying Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENT OF CASH FLOWS


Year ended June 30,                                                         1997         1996           1995
-------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net income (loss)                                              $(4,521,101)  $ 1,826,594     $8,823,064
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities,
        excluding the effects of acquisitions:
            Depreciation and amortization                              5,572,188    3,954,989      2,897,708
            Tax benefits relating to employee stock options                   --           --        939,824
            Decrease (increase) in accounts receivable, net            2,871,621    1,702,297    (4,230,876)
            Decrease (increase) in inventories                         1,993,499  (4,156,653)    (3,325,328)
            Decrease (increase) in income taxes receivable             2,285,224  (2,285,224)             --
            Decrease in other current assets                           1,168,686    2,276,486      1,871,659
            Increase (decrease) in accounts payable                      943,936    3,191,348      (223,020)
            Increase (decrease) in other accrued liabilities           1,027,393  (4,325,109)    (7,096,196)
            Increase (decrease) in deferred income taxes - noncurrent (2,451,982)     315,892          1,309
                                                                     -----------  -----------    -----------

     Net cash provided by (used in) operating activities               8,889,464    2,500,620      (341,856)
                                                                     -----------  -----------    -----------
Cash flows from investing activities:
     Capital expenditures, net                                          (58,610)  (3,649,284)    (6,279,387)
     Acquisition of B&F - Net of cash acquired                                --           --   (11,208,000)
     Acquisition of Bear - Net of cash acquired                               --           --   (15,191,193)
     Acquisition of BiCore - Net of cash acquired                             --           --    (4,699,102)
     Acquisition of DPI - Net of cash acquired                                --           --      (600,000)
     Acquisition of Omni-Tech - Net of cash acquired                          --  (1,557,000)             --
     Acquisition of operating rights and licenses                             --           --      (100,000)
                                                                     -----------  -----------    -----------
         Net cash used in investing activities                          (58,610)  (5,206,284)   (38,077,682)
                                                                     -----------  -----------    -----------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                          5,000,000   16,600,000     61,750,000
     Payment of long-term debt                                       (4,662,785) (63,192,220)   (26,515,878)
     Borrowings under revolving credit agreement                      27,365,170   56,100,000     26,088,000
     Payments under revolving credit agreement                      (35,810,605) (28,100,000)   (22,798,000)
     Proceeds from issuance of common stock                                   --   25,755,993        171,985


     Debt issuance costs                                               (677,563)  (1,186,351)             --
     Dividends paid on common stock                                    (545,768)  (1,957,577)    (1,566,729)
     Proceeds from payments on stock subscriptions receivable                 --           --         70,627
                                                                     -----------  -----------    -----------
          Net cash provided by (used in) financing activities        (9,331,551)    4,019,845     37,200,005
                                                                     -----------  -----------    -----------
Net increase (decrease) in cash and equivalents                        (500,697)    1,314,181    (1,219,533)
Cash and equivalents at beginning of period                            1,489,133      174,952      1,394,485
                                                                     -----------  -----------    -----------
Cash and equivalents at end of period                                $   988,436  $ 1,489,133    $  174,952
                                                                     ===========  ===========    ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                     $ 6,614,365  $ 4,142,070    $ 3,964,112
        Income taxes                                                 $   138,339  $ 2,587,091    $ 1,082,290
Supplemental schedule of noncash investing and financing
activities:
     Equipment acquired through capital leases                       $ 2,157,967  $ 2,452,565             --
     Issuance of common stock in the acquisition of
          B&F Medical Products, Inc.
                                                                              --           --    $10,003,200

See accompanying Notes to Consolidated Financial Statements

                        ALLIED HEALTHCARE PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION

      Allied Healthcare Products, Inc. (the Company or Allied) is a manufacturer of respiratory products used in the health care industry in a wide range of hospital and alternate site settings, including sub-acute care facilities, home health care and trauma care. The Company's product lines include respiratory therapy equipment, medical gas equipment and emergency medical products.



2. ACQUISITIONS

      The following table summarizes certain information regarding the Company's acquisitions during the previous three years:


                                                                                                               (Dollars in millions)
DATE              BUSINESS                                       PRODUCTS                                             Purchase Price
------------------------------------------------------------------------------------------------------------------------------------

December 1993     Life Support Products, Inc. ("LSP")            Emergency medical equipment                                   $15.7
March 1994        Hospital Systems, Inc. ("HSI")                 Headwall products                                               2.2
September 1994    B&F Medical Products, Inc. ("B&F")             Home health care & respiratory therapy products                21.5
February 1995     Bear Medical Systems, Inc. ("Bear")            Critical care ventilators                                      15.4
May 1995          BiCore Monitoring Systems, Inc. ("BiCore")     Monitoring systems & equipment for ventilators                  4.7
June 1995         Design Principles,Inc. ("DPI")                 Emergency medical equipment                                     0.6
November 1995     Omni-Tech Medical, Inc. ("Omni-Tech")          Transport ventilators                                           1.6


      The above acquisitions were each accounted for under the purchase method of accounting. Such acquisitions were primarily financed through bank borrowings, except B&F which included the issuance of 640,000 shares of Allied common stock. The purchase price of each acquisition has been allocated to the assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired is recorded as goodwill. Results of operations of each acquired Company have been included in Allied's consolidated statement of operations from the date of acquisition.

      The following table sets forth pro forma information for Allied as if each of the previously discussed acquisitions had taken place on July 1, 1994. This information is unaudited and does not purport to represent actual revenue, net income and earnings per share had the acquisitions actually occurred on July 1, 1994.


                                               Pro Forma Information (unaudited)
                                                    YEAR ENDED JUNE 30 (000'S)
                                               ---------------------------------
                                                          1996            1995
                                                          ----            ----
Net sales                                         $    120,324     $   133,873
Net income                                        $      1,951     $     8,902
Earnings per share                                $        .26     $      1.44
Weighted average shares outstanding                  7,378,478       6,177,054

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The significant accounting policies followed by Allied are described below. The policies utilized by the Company in the preparation of the financial statements conform to generally accepted accounting principles, and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual amounts could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated.


REVENUE RECOGNITION

      Revenue from the sale of the Company's products is recognized upon shipment to the customer. Costs and related expenses to manufacture the Company's products are recorded as cost of sales when the related revenue is recognized.


CASH AND CASH EQUIVALENTS

      For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. Book cash overdrafts on the Company's disbursement accounts totaling $3,867,477 and $1,270,385 at June 30, 1997 and 1996,
respectively, are included in accounts payable.


CONCENTRATIONS OF CREDIT RISK

      At June 30, 1997 and 1996, the Company's trade receivables are comprised as follows:

                                                      1997      1996
                                                      ----      ----
Medical equipment distributors.....................    74%       75%
Construction contractors...........................    16%       15%
Health care institutions...........................    10%       10%

      The Company  performs  ongoing  credit  evaluations  of its  customers and generally does not require collateral. The Company maintains reserves for potential credit losses and historically such losses have been within management's expectations. At June 30, 1997 the Company had no significant concentrations of credit risk.


INVENTORIES

      Inventories are stated at the lower of cost, determined using the last-in, first-out (LIFO) method, or market. If the first-in, first-out (FIFO) method (which approximates replacement cost) had been used in determining cost, inventories would have been $511,626 and $253,996 higher at June 30, 1997 and 1996, respectively. Inventories include the cost of materials, direct labor and manufacturing overhead.

      Inventory amounts are net of a reserve for obsolete and excess inventory of $1,689,000 and $1,812,542 at June 30, 1997 and 1996, respectively.

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment is carried at cost and is depreciated using the straight-line method over the estimated useful lives of the assets which range from 3 to 36 years. Properties held under capital leases are recorded at the present value of the non-cancelable lease payments over the term of the lease and are amortized over the shorter of the lease term or the estimated useful lives of the assets. Expenditures for repairs, maintenance and renewals are charged to income as incurred. Expenditures which improve an asset or extend its estimated useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.


GOODWILL

      The excess of the purchase price over the fair value of net assets acquired in business combinations is capitalized and amortized on a straight-line basis over the estimated period benefited, not to exceed 40 years. The amortization period for all acquisitions to date range from 20 to 40 years. Amortization expense for the years ended June 30, 1997, 1996 and 1995 was $1,473,164, $1,446,756, and $1,065,733 respectively. Accumulated amortization at June 30, 1997 and 1996 was $5,347,843 and $3,874,679 respectively. The carrying value of goodwill is assessed for recoverability by management based on an analysis of future expected cash flows from the underlying operations of the Company. Management believes that there has been no impairment at June 30, 1997.


OTHER ASSETS

      Other assets are primarily comprised of debt issuance costs. Such costs are being amortized on a straight-line basis over the life of the related obligations.


INCOME TAXES

      The Company files a consolidated federal income tax return which includes its wholly-owned subsidiaries. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Under FAS 109, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax basis of assets and liabilities using presently enacted tax rates.


RESEARCH AND DEVELOPMENT COSTS

      Research and development costs are charged to income in the year incurred and are included in selling, general and administrative expenses. Research and development expense for the years ended June 30, 1997, 1996 and 1995 was $3,684,702, $3,255,067 and $2,486,622, respectively.


EARNINGS PER SHARE

      Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares and share equivalents outstanding during the period, as adjusted for stock splits. The weighted average number of shares outstanding for the years ended June 30, 1997, 1996 and 1995 was 7,796,682, 7,378,478 and 6,066,588 shares, respectively. Options under the Company's employee's and director's stock option plans are not included as common stock equivalents for earnings per share purposes since they did not have a material dilutive effect.

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), which requires public entities to present both basic and diluted earnings per share amounts on the face of their financial statements, replacing the former calculations of primary and fully diluted earnings per share. The Company will adopt FAS 128 effective with its fiscal 1998 second quarter, and anticipates that, when adopted, FAS 128 will not have a material effect on its reported earnings per common share.


EMPLOYEE STOCK-BASED COMPENSATION

      The Company accounts for employee stock options and variable stock awards in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, the Company applies the intrinsic value method of accounting. For employee stock options accounted for using the intrinsic value method, no compensation expense is recognized because the options are granted with an exercise price equal to the market value of the stock on the date of grant. For variable stock awards accounted for using the intrinsic value method, compensation cost is estimated and recorded each period from the date of grant to the measurement date based on the market value of the stock at the end of each period.

      During fiscal 1996, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Basic Compensation" (FAS 123), became effective for the Company. FAS 123 prescribes the recognition of compensation expense based on the fair value of options or stock awards determined on the date of grant. However, FAS 123 allows companies to continue to apply the valuation methods set forth in APB 25. For companies that continue to apply the valuation methods set forth in APB 25, FAS 123 mandates certain pro forma disclosures as if the fair value method had been utilized. See Note 9 for additional discussion.


4. FINANCING

      Long-term debt consisted of the following at June 30, 1997 and 1996:

UNSUBORDINATED DEBT                                                                   1997             1996
                                                                                      ----             ----

Notes payable to bank under a term loan, revolving credit facility and an acquisition term, secured by virtually all assets of the Company:


   Term Loan - principal due at maturity on July 31, 1998.......................$5,000,000              --

   Term Loan  -- principal due in quarterly installments of $750,000
   through June 30, 1998 with remaining balance due July 31, 1998............... 9,750,000      $12,750,000

   Revolving credit facility -- aggregate revolving commitment of
   $40,000,000; principal due at maturity on  July 31, 1998.....................26,554,565       35,000,000

   Acquisition Term Loan - principal due in quarterly installments of
$64,000 through June 30, 1998 with remaining balance due on July 31, 1998.......1,344,000         1,600,000


Other..........................................................................    62,690            76,135
                                                                                  -------            ------
                                                                               42,711,255        49,426,135
                                                                               ----------        ----------

SUBORDINATED DEBT

Industrial Development Revenue Bonds -- principal due in annual installments of $200,000 through March 1, 1998; $250,000 through
March 1, 2000; $255,000 at maturity on March 1, 2001; interest payable
monthly at variable rates (4.6% at June 30, 1997)...............................   955,000       1,155,000
Capital lease obligations....................................................... 3,265,817       2,301,190
                                                                                 ----------      ---------
                                                                                 4,220,817       3,456,190
                                                                                ----------      ----------
                                                                                46,932,072      52,882,325
Less--Current portion of long-term debt, including
$676,357 and $635,336 of capital lease obligations..............................(12,890,772)    (3,848,780)
                                                                                ------------    -----------
                                                                                $34,041,300     49,033,545
                                                                                ============    ===========

      On September 20, 1996, the Company amended its existing credit facilities with its commercial bank syndicate . The credit agreement, as amended, provided for borrowings of $21,600,000 under term loans, and $40,000,000 under a revolving loan, subject to certain limitations based on eligible accounts receivable, eligible inventory and outstanding letters of credit. Such loans bear interest at the London Interbank Offered Rate (LIBOR) or at a base rate plus a specified percentage as set forth within the loan agreement. The interest rate under each option is determined by the Company's ratio of total indebtedness to cash flow. As of June 30, 1997, interest on the facilities ranged from approximately 8.75% to 11.5%.

      The revolving agreement requires a commitment fee of 0.25% to 0.37% per annum, depending on the Company's ratio of total indebtedness to cash flow, payable quarterly on the unused portions of the loans.

      The credit facilities contain restrictions and requirements, including limitations on capital expenditures, new indebtedness (including lease agreements) and the maintenance of certain minimum operating cash flow and net worth levels, among others. At June 30, 1997, the Company was in violation of certain of these covenants for which waivers have been received through August 15, 1997.

      On August 8, 1997, the Company refinanced amounts outstanding under the term loans and revolving credit facility with its commercial bank syndicate as further discussed in Note 14. Current maturities of long-term obligations at June 30, 1997 are classified based upon the payment terms of this new credit agreement.

      The book value of long-term debt at June 30, 1997 approximates fair value.


5. LEASE COMMITMENTS

      The Company leases certain of its electronic data processing equipment under non-cancelable lease agreements. These agreements extend for a period of up to 60 months and contain purchase or renewal options on a month-to-month basis. The leases are reflected in the consolidated financial statements as capitalized leases in accordance with the requirements of Statement of Financial Accounting Standards No. 13 (FAS 13), "Accounting for Leases". In addition, the Company leases certain manufacturing facilities under noncancelable operating leases. These leases are reflected in the consolidated financial statements as operating leases in accordance with FAS 13.

      Minimum lease payments under long-term capital leases and the operating leases at June 30, 1997 are as follows:

                                        CAPITAL LEASES       OPERATING LEASES
                                        --------------       ----------------
1998..................................     $ 1,100,481             $  869,832
1999..................................         866,629                446,976
2000..................................         772,657                 69,120
2001..................................         762,412                 57,600
2002..................................         803,432                     --
                                            ----------             ----------
Total minimum lease payments..........     $ 4,305,611             $1,443,528
                                                                   ==========
Less amount representing interest.....      (1,039,795)
                                            -----------
Present value of net minimum lease
payments, including current portion of
$676,357..............................     $ 3,265,816
                                            ==========

Rental expense incurred on the operating leases in fiscal 1997, 1996 and 1995 totaled $686,168, $881,318, and $558,190, respectively.


6. INCOME TAXES

      The provision (benefit) for income taxes consisted of the following:


                                                   1997        1996        1995
                                                   ----        ----        ----
Current Payable:
  Federal.................................  $        --   $  40,240   $3,335,097
  State...................................           --          --      488,608
Total Current.............................           --      40,240    3,823,705

Deferred:
  Federal.................................  (1,214,731)   1,217,979    1,767,979
  State...................................    (212,985)     214,937      262,051
                                              ---------     -------      -------
  Total Deferred                            (1,427,716)   1,432,916    2,030,030
                                            -----------   ---------    ---------
                                            $(1,427,716)  $1,473,156  $5,853,135
                                            ============  ==========  ==========

      Income taxes were (24.0%), 44.6% and 39.9% of pre-tax earnings (losses) in 1997, 1996 and 1995, respectively. A reconciliation of income taxes, with the amounts computed at the statutory federal rate follows:


                                                           1997        1996         1995
                                                           ----        ----         ----
Computed tax at federal statutory rate..............$(2,022,597)  $1,121,915   $5,036,880
State income taxes, net of federal tax benefit......   (160,989)     169,770      498,653
Goodwill............................................    491,854     482,876       366,010
Other, net..........................................    264,016   (301,405)       (47,868)
                                                        -------   ---------      --------
Total...............................................$(1,427,716)  $1,473,156   $ 5,853,735
                                                    ============  ==========    ==========

      The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of June 30, 1997 and 1996 are as follows:

                                   AT JUNE 30, 1997               AT JUNE 30, 1996
                                  -----------------               ----------------
                                  Deferred      Deferred         Deferred      Deferred
                                 TAX ASSETS  TAX LIABILITIES    TAX ASSETS    TAX LIABILITIES
                                 ----------  ---------------    ----------    ---------------
Current:
Bad Debts......................... $479,175              --       $165,933                --
Accrued Liabilities...............  635,160              --        990,360                --
Inventory.........................       --         $698,390            --          $731,879
Net operating loss carryforward...       --               --       698,377                --
Other.............................       --           80,000       237,420                --
                                  ---------           ------       -------          --------
                                  1,114,335          778,390     2,092,090           731,879
                                  ---------          -------     ---------          --------

Non Current:
Depreciation......................       --          319,066            --           411,969
Other property basis..............       --          451,918            --           449,083
Intangible assets.................  438,678               --       118,250                --
Net operating loss carryforward...2,703,228               --            --                --
Other                               383,133               --            --           306,127
                                  ---------        ---------       -------           -------
                                  3,141,906        1,154,117       118,250         1,167,179
                                  ---------        ---------       -------         ---------
Valuation allowance...............(322,720)              --      (322,720)                --
                                  ----------       ---------     ----------        ----------
Total deferred taxes..............$3,933,521       $1,932,507    $1,887,620        $1,899,058
                                  ==========       ==========     ==========       ==========


       At June  30,  1997,  the  Company  had  $2,703,228  of net operating loss
carryforwards   available  to  offset  future  regular  taxable   income.   Such
carryforwards,  which may  provide  future  tax  benefits,  expire  as  follows:
$698,377 in 2011 and $2,004,851 in 2012.

      Management believes the Company will obtain the full benefit of net operating loss carryforwards on the basis of its evaluation of the Company's anticipated profitability over the period of years that the net operating losses can be utilized. There can be no assurance that the Company will generate any specific level of continuing earnings.


7. RETIREMENT PLAN

      The Company offered several retirement savings plans under Section 401(k) of the Internal Revenue Code to certain eligible salaried employees. Each employee may elect to enter a written salary deferral agreement under which a portion of such employee's pre-tax earnings may be contributed to the plan.

      During the fiscal years ended June 30, 1997, 1996 and 1995 the Company made contributions of $601,338, $535,017 and $439,427, respectively.


8. RELATED PARTIES

      In 1994, Allied entered into an agreement with entities controlled by a significant shareholder of the Company for such entities to provide certain corporate development, consulting and advisory services to the Company. Charges under this agreement for direct management and administrative services provided to the Company for the years ended June 30, 1996 and 1995 were $180,821 and $138,693, respectively. Charges under this agreement for the year ended June 30, 1997 were not material to the Company's consolidated financial statements. Payments under this agreement in fiscal 1995 also included $408,310 for corporate development services provided in connection with the B&F, Bear and BiCore acquisitions.
Such agreement was canceled in 1997.

9.  SHAREHOLDERS' EQUITY

      On October 4, 1995, the Company completed the sale of 1,610,000 shares of its common stock in a public offering which yielded net proceeds to the Company of $25.7 million. The proceeds were used to reduce debt and to provide financing for future growth. As of June 30, 1997, the number of outstanding shares is 7,796,682.

      The Company has established a 1991 Employee Non-Qualified Stock Option Plan as well as a 1994 Employee Stock Option Plan (Employee Plans). The Employee Plans provide for the granting of options to the Company's executive officers and key employees to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 800,000 shares of common stock may be granted under the Employee Plans. Options currently outstanding entitle the holders to purchase common stock at prices ranging between $6.75 and $18.25, subject to adjustment. Options shall become exercisable with respect to one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the second anniversary of the date granted, except certain options granted under the 1994 Employee Stock Option Plan which become exercisable when the fair market value of common stock exceeds required levels. The right to exercise the options expires in ten years, from the date of grant, or earlier if an option holder ceases to be employed by the Company.

      In addition, the Company has established a 1991 Directors Non-Qualified Stock Option Plan and a 1995 Directors Non-Qualified Stock Option Plan (Directors Plans). The Directors Plans provide for the granting of options to the Company's Directors who are not employees of the Company to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 250,000 shares of common stock may be granted under the Directors Plans. Options currently outstanding entitle the holders to purchase common stock at prices ranging between $7.13 and $18.25, subject to adjustment. Options shall generally become exercisable with respect to one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the second anniversary of the date granted. The right to exercise the options expires in ten years from the date of grant, or earlier if an option holder ceases to be a Director of the Company.

      A summary of stock option transactions in 1997 and 1996, respectively, pursuant to the Employee Plans and the Directors Plans follows:

                                               SUMMARY OF STOCK OPTIONS
                                                                  Shares Subject
                                                 AVERAGE PRICE      TO OPTION
                                                 -------------    -------------
June 30, 1995                                         $13.36         388,000
Options Granted                                        17.58          63,500
Options Exercised                                          8         (1,174)
Options Canceled                                       15.96        (36,726)
                                                                    --------
June 30, 1996                                         $13.79         413,600
                                                                     -------
Exercisable at June 30, 1996                                         118,875
                                                                     =======

June 30, 1996                                         $13.79         413,600
Options Granted                                          6.9         358,000
Options Exercised                                         --              --
Options Canceled                                       11.47       (177,100)
                                                                   --------
June 30, 1997                                         $ 9.22         594,500
                                                                     -------
Exercisable at June 30, 1997                                         163,700
                                                                     =======

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the Statement allows the alternative of continued use of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company adopted the new standard in the fiscal year ending June 30, 1997, and elected the continued use of APB Opinion No. 25. Pro forma disclosure has not been provided, as the effect on fiscal year 1997 and 1996 net earnings was immaterial.


10. EXPORT SALES

      Export sales for the years ended June 30, 1997, 1996 and 1995 are comprised as follows (in thousands):


                                                1997      1996       1995
                                                ----      ----       ----
Europe                                       $ 9,300   $ 7,500    $ 5,100
Canada                                         2,600     2,300      2,900
Latin American                                 6,300     5,600      4,600
Middle East                                    3,200     2,900      2,100
Far East                                       9,400     9,000      7,200
Other                                          3,700     3,500      2,300
                                             -------   -------    -------
                                             $34,500   $30,800    $24,200
                                             =======   =======    =======


11. SUPPLEMENTAL BALANCE SHEET INFORMATION


                                                                  June 30,
                                                            1997           1996
                                                            ----           ----
INVENTORIES
   Work in Progress                                 $  2,726,585   $  2,563,773
   Component parts                                    18,679,482     18,607,893
   Finished goods                                      4,646,924      6,874,824
                                                    ------------   ------------
                                                    $ 26,052,991   $ 28,046,490
                                                    ============   ============

PROPERTY, PLANT AND EQUIPMENT
   Machinery and equipment                          $14,880,513   $ 15,167,835
   Buildings                                         13,508,251     13,476,157
   Land and land improvements                           989,516        989,516
   Property held under capital leases                 5,382,529      3,224,563
                                                    -----------   ------------

   Total property, plant and equipment at cost      $34,760,809    $32,858,071

   Less accumulated depreciation and
   amortization,
   including $1,610,867 and $447,306, respectively,
   related to property held under capital leases    (13,911,939)   (10,889,567)
                                                    ------------   ------------

                                                   $ 20,848,870   $ 21,968,504
                                                   ============   ============
OTHER ACCRUED LIABILITIES
   Accrued compensation expense                    $  2,215,548   $  1,777,669
   Acquisition reserves                                 948,639      2,192,758
   Accrued interest expense                           1,324,010        332,246
   Accrued income tax                                   376,910             --
   Other                                              1,132,563      1,213,372
                                                   ------------   ------------
                                                   $  5,997,670   $  5,516,045
                                                    ===========    ===========

      The Company reduced its reserves recorded in connection with the acquisitions discussed in Note 2 by approximately $1.2 million, net, in fiscal 1997 and $2.0 million, net, in fiscal 1996. These reductions primarily related to cash payments of various costs directly attributable to these acquisitions, including severance, facility rationalization and related matters and consulting fees. The remaining acquisition reserves of approximately $950,000 at June 30, 1997 are expected to be liquidated over the next year.


12. COMMITMENTS AND CONTINGENCIES

      From time to time, the Company becomes party to various claims and legal actions arising during the ordinary course of business. Management believes that the Company's costs and any potential judgments resulting from such claims and actions would be covered by the Company's product liability insurance, except for deductible limits and self-insured retention. The Company intends to defend such claims and actions in cooperation with its insurers. It is management's opinion that, in any event, their outcome would not have a material effect on the Company's financial position or results of operations.


13. QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial data for fiscal 1997 and 1996 appears below (all amounts in thousands except per share data):



                                              NET SALES
                                              ---------
                                           1997        1996
                                           ----        ----
First Quarter                         $  29,134   $  31,189
Second Quarter                           28,389      28,439
Third Quarter                            30,466      30,334
Fourth Quarter                           30,129      30,161
                                       --------    --------
Total Year                             $118,118    $120,123
                                       ========    ========

                                            GROSS PROFIT
                                            ------------
                                           1997        1996
                                           ----        ----
First Quarter                         $   9,240   $  12,338
Second Quarter                            8,725       9,889
Third Quarter                             9,725       9,772
Fourth Quarter                            8,063       7,574
                                      ---------   ---------
Total Year                            $  35,753   $  39,573
                                      =========   =========


                                          NET INCOME (LOSS)
                                          -----------------
                                           1997        1996
                                           ----        ----
First Quarter                        $  (177.3)   $ 1,995.8
Second Quarter                          (556.4)     1,011.7
Third Quarter                           (302.3)       977.8
Fourth Quarter                        (3,485.1)   (2,158.7)
                                      ---------   ---------
Total Year                           $(4,521.1)   $ 1,826.6
                                     ==========   =========

                                   EARNINGS (LOSS) PER SHARE
                                   -------------------------
                                           1997        1996
                                           ----        ----
First Quarter                         $   (.02)      $  .32
Second Quarter                            (.07)         .11
Third Quarter                             (.04)         .12
Fourth Quarter                            (.45)       .(30)
                                      ---------      ------
Total Year                            $   (.58)      $  .25
                                      =========      ======


      Results of operations in the fourth quarter of fiscal 1997 were adversely impacted by a variety of factors. The macroeconomic factors discussed below relative to the fourth quarter of 1996 continued in 1997. The nineteen day work stoppage at the Company's St. Louis, Missouri facility in June 1997 resulted in a permanent loss in sales, margin declines, and plant inefficiencies. Interest expense increased to $3.3 million in the fourth quarter of fiscal 1997 primarily due to fees paid to the Company's commercial bank group to obtain waivers for technical covenant violations and for other matters related to its borrowing agreement. Finally, based on management's assessment of facts related to or culminating in the fourth quarter of fiscal 1997, the Company increased certain reserves and recorded other charges to operations during the fourth quarter which totaled approximately $2.0 million. Included in these charges were certain adjustments to the carrying value of the Company's inventories of $1.0 million, an increase to the allowance for doubtful accounts of $0.6 million, $0.3 million for the settlement of a lawsuit related to a pre-acquisition matter at one of the Company's acquired subsidiaries and $0.1 million for a new product licensing agreement. As a result, fourth quarter fiscal 1997 net sales were $30.1 million while the net loss was $3.5 million compared to fourth quarter net sales of $30.2 million and a net loss of $2.2 million in the prior year.

     The fiscal 1996 fourth quarter results of operations were adversely impacted by numerous factors. Core domestic markets, which had experienced softness since the second quarter of fiscal 1996, continued to be adversely impacted by numerous external and internal factors. The ongoing consolidation of the Company's health care provider customers and the continued uncertainty in their marketplace caused by health care reform adversely impacted operating results. In addition, the integration of the Company's recent complementary acquisitions has been more difficult than anticipated and had particularly negative ramifications on the fourth quarter of fiscal 1996. During the fourth quarter of fiscal 1996, the Company made significant investments in financial and human resources to position itself to realize the potential synergies of these acquisitions. Specifically, during the fourth quarter, the Company significantly invested in recruiting and training its ventilation product line field sales force which had experienced high turnover levels. Further, the decline in manufacturing volumes in certain product lines in the fourth quarter of fiscal 1996 resulted in the expensing of a portion of fixed plant overhead costs as period costs, further adversely impacting margins and operating results. As a result of these factors, fourth quarter fiscal 1996 net sales were $30.2 million while the net loss was $2.2 million compared to fourth quarter sales of $33.8 million and net income of $2.8 million in the fourth quarter of fiscal 1995.

14. SUBSEQUENT EVENT


REFINANCING

      On August 8, 1997, the Company entered into a new credit agreement with a commercial lender (the Credit Agreement) which provides borrowings of $25 million under a revolving credit facility and $21 million under three term loan facilities. In conjunction with the new Credit Agreement, Allied placed an additional $5.0 million in subordinated debt financing with certain shareholders of the Company. The Company used the funds provided by the new credit agreements to extinguish amounts outstanding under the revolving credit facility and term loans with its existing commercial bank syndicate which were described previously in Note 4.

      The revolving credit facility provides for borrowings of up to the lesser of $25,000,000 or the borrowing base, less any outstanding letter of credit obligations. The borrowing base is defined by the Credit Agreement as (a) 85% of eligible domestic receivables plus (b) 85% of eligible foreign receivables not to exceed $8,000,000 plus (c) 45% of eligible inventories not to exceed $10,000,000. Such amounts are reduced by various reserves as defined in the Credit Agreement. The revolving credit facility bears interest at the floating Reference Rate (8.5% at August 8, 1997) plus 0.50% and is payable monthly. The Reference Rate, as defined in the Credit Agreement, is the variable rate of interest, per annum, most recently announced by Norwest Bank Minnesota, National Association, or any successor thereto, as its "base rate". The Credit Agreement requires an underutilization fee of 0.25% per annum, payable monthly, on any unused portion of the revolving credit facility. Amounts outstanding under this revolving credit facility, which expires on August 8, 2000, totaled $18,989,066 at August 8, 1997. At August 8, 1997, $4,138,141 was available under the revolving credit facility for additional borrowings.

      The Credit Agreement provides term loan facilities in the amounts of $10,000,000 (Term Loan A), $7,000,000 (Term Loan B), and $4,000,000 (Term Loan
C), respectively. Term Loan A is due in varying monthly maturities ranging from $104,167 to $1,541,667, commencing October 1, 1997 with final payment due on August 8, 2000. Term Loan B is due in varying monthly maturities ranging from $229,167 to $354,167, commencing October 1, 1997 with final payment due on September 1, 1999. Term Loan C is due on February 8, 1998, or earlier as specified in the Credit Agreement. Interest accrues on Term Loan A at the floating Reference Rate plus 0.50% and on Term Loans B and C at 14% per annum. Interest is payable monthly on all term loan facilities.

      The Credit Agreement also provides for the issuance of letters of credit on behalf of the Company in amounts up to $3,000,000 in the aggregate. The Company is required to pay a fee of 1.0% per annum on the outstanding balance.

      The Company entered into a Note Purchase Agreement in conjunction with the August 8, 1997 refinancing for the issuance of a $5,000,000 subordinated note payable to certain shareholders of the Company due February 7, 1998. The note payable is subordinated to the Credit Agreement with a commercial lender and bears interest at a rate of 14% per annum, payable monthly.

      The above described agreements contain restrictions and requirements, including limitations on capital expenditures, new indebtedness, and dividend payments, and the achievement of certain earning levels and the maintenance of minimum net worth, among others.

      Aggregate maturities of long-term debt, excluding capital leases, for each of the fiscal years subsequent to June 30, 1997 are as follows:

                                                                       Industrial
                                             Revolving                 Development
                                              Credit    Subordinated    Revenue
        Term A       Term B       Term C     Facility      Debt          Bonds        Other          Total
        --------   ----------   ----------   ---------  ------------   ----------   --------   -----------
1998    $937,500   $2,062,500   $4,000,000          --   $5,000,000    $200,000     $14,415    $12,214,415
1999   1,250,000    3,875,000           --          --           --     250,000      15,457      5,390,457
2000   5,187,500    1,062,500           --          --           --     250,000      16,575      6,516,575
2001   2,625,000           --           --  18,989,066           --     255,000      16,244     21,885,310
     -----------   ----------   ---------- -----------   ----------    --------      -------   -----------
     $10,000,000   $7,000,000   $4,000,000 $18,989,066   $5,000,000    $955,000      $62,691   $46,006,757
      ==========   ==========   ========== ===========   ==========    ========      =======   ===========


      In addition to the above payments, certain additional principal reductions may be required under the Company's Term Loan B based on annual excess cash flows, as defined in the Credit Agreement.

      Debt issuance costs approximating $700,000 were incurred in the refinancing and are being deferred and amortized over the term of the Credit Agreement. Unamortized costs incurred in conjunction with the original credit facilities with the bank syndicate totaled $980,000. These costs, net of applicable income tax benefits of $392,000, were written off during the first quarter of fiscal 1998 and accounted for as an extraordinary loss.

COMMON STOCK WARRANTS

      In conjunction with the refinancing, 62,500 warrants were issued to the holders of the subordinated note payable and 50,000 warrants were issued to the commercial lender providing the revolving credit facilities and the term loan facilities. Each warrant entitles the holder to purchase one share of common stock at $7.025 per share through August 7, 2002.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL
              DISCLOSURE

      None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      A definitive proxy statement is expected to be filed with the Securities and Exchange Commission on or about October 10, 1997. The information required by this item is set forth under the caption "Election of Directors" on pages 2 through 4, under the caption "Executive Officers" on page 7 and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 17 of the definitive proxy statement, which information is incorporated herein by reference thereto.


ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is set forth under the caption "Executive Compensation" on pages 9 through 16 of the definitive proxy statement, which information is incorporated herein by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 5 through 7 of the definitive proxy statement, which information is incorporated herein by reference thereto.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is set forth under the caption "Certain Transactions" on page 17 of the definitive proxy statement, which information is incorporated herein by reference thereto.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


1.  FINANCIAL STATEMENTS

      The following consolidated financial statements of the Company and its subsidiaries are included in response to Item 8:

        Consolidated Statement of Operations for the years ended June 30, 1997, 1996 and 1995

        Consolidated Balance Sheet at June 30, 1997 and 1996

        Consolidated Statement of Changes in Stockholders' Equity for the years ended June 30, 1997, 1996 and 1995

        Consolidated Statement of Cash Flows for the years ended June 30, 1997,
           1996 and 1995

        Notes to Consolidated Financial Statements

        Report of Independent Accountants


2.  FINANCIAL STATEMENT SCHEDULES

            Report of Independent Accountants on Financial Statement Schedule

            Valuation and Qualifying Accounts and Reserves for the Years
               Ended June 30, 1997, 1996 and 1995

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

                                    ALLIED HEALTHCARE PRODUCTS, INC.

                                    By:    /S/ BARRY F. BAKER
                                        -------------------------------------
                                            Barry F. Baker
                                            Vice President-Finance and Chief
                                            Financial Officer


Dated:  September 26, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 25, 1997.

          SIGNATURES                                TITLE
          ----------                                -----


              *
        -----------------
        Dennis W. Sheehan         Chairman of the Board

              *
        -----------------
        Uma N. Aggarwal           President, Chief Executive Officer and
                                  Director (Principal Executive Officer)

        /s/ Barry F. Baker        Vice President-Finance and Chief
        -----------------         Financial Officer (Principal Financial
        Barry F. Baker            Officer and Principal Accounting Officer)

                *                 Director
        ------------------
         David A. Gee

                *                 Director
        ------------------
        Samuel A. Hamacher


                *                 Director
        ------------------
        James C. Janning


                *                 Director
        ------------------
        Robert E. Lefton

                                  Director
                *
        -------------------
        Donald E. Nickelson



                *                 Director
        -------------------
        William A. Peck



                *                 Director
        -------------------
         John D. Weil

      *By: /S/ BARRY F. BAKER
          -------------------
          Barry F. Baker
          Attorney-in-Fact

----------
*Such signature has been affixed pursuant to the following Power of Attorney.

                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints each of Uma N. Aggarwal and Barry F. Baker as his true and lawful attorney-in-fact and agent, each with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the 1997 Annual Report on Form 10-K of Allied Healthcare Products, Inc., and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite as fully to all intents and purposes as he might or could do in person, and ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
   Allied Healthcare Products, Inc.

      Our audits of the consolidated financial statements referred to in our report dated August 13, 1997, appearing in the 1997 Annual Report to Shareholders of Allied Healthcare Products, Inc. on Form 10-K (which report and consolidated financial statements are included herein) also included an audit of the Financial Statement Schedule listed in item 14(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PRICE WATERHOUSE LLP

St.  Louis, Missouri
August 13, 1997

                        ALLIED HEALTHCARE PRODUCTS, INC.
          RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

  COLUMN A     COLUMN B    COLUMN C                 COLUMN D    COLUMN E
--------------------------------------            -------------------------
              BALANCE AT              CHARGED TO
               BEGINNING                 OTHER
               OF PERIOD  CHARGED TO   ACCOUNTS-   DEDUCTIONS-  BALANCE AT
                           COSTS AND   DESCRIBE     DESCRIBE    END OF
 DESCRIPTION               EXPENSES                              PERIOD
---------------------------------------------------------------------------


                        FOR THE YEAR ENDED JUNE 30, 1997
Reserve For
Doubtful
Accounts     ($422,517) ($1,058,999)             $256,190(1)   ($1,225,326)

Inventory
Allowance
For
Obsolescence
and Excess
Quantities  ($1,812,542) ($154,357)             $277,899(2)    ($1,689,000)
---------------------------------------------------------------------------
                        FOR THE YEAR ENDED JUNE 30, 1996
Reserve For
Doubtful
Accounts      ($590,459) ($107,871)             $275,813(3)      ($422,517)

Inventory
Allowance
For
Obsolescence
and Excess
Quantities  ($4,349,467)   $83,700             $2,453,225(4)   ($1,812,542)
---------------------------------------------------------------------------

                        FOR THE YEAR ENDED JUNE 30, 1995
Reserve For
Doubtful
Accounts      ($320,000)  $124,205             ($394,664)(5)     ($590,459)

Inventory
Allowance
For
Obsolescence
and Excess
Quantities    ($812,389)  $469,664             ($4,006,742)(6)   ($4,349,467)
---------------------------------------------------------------------------
(1) Decrease due to bad debt write-offs, bad debt recoveries and changes in estimate.

(2)  Decrease due to inventory disposed of and changes in estimate.

(3) Decrease due to bad debt write-offs, bad debt recoveries and changes in estimate. Offsetting increase of $80,000 due to the acquisition of Omni-Tech Medical, Inc.

(4) Decrease due to inventory disposed of and changes in estimate. Offsetting increase of $105,470 due to the acquisition of Omni-Tech Medical, Inc.

(5) Increase of $404,993 due to the acquisition of B&F Medical Products, Inc., Bear Medical Systems, Inc. and BiCore Monitoring Systems, Inc. Offsetting decrease due to bad debt write-offs, bad debt recoveries and changes in estimate.

(6) Increase of $5,369,689 due to the acquisition of B&F Medical Products, Inc., Bear Medical Systems, Inc. and BiCore Monitoring Systems, Inc. Offsetting decrease due to inventory disposed of and changes in estimate.

                                INDEX TO EXHIBITS



   Exhibit

    NO.                         DESCRIPTION

    3.1 Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3(1) to the Company's Registration Statement on Form S-1, as amended, Registration No. 33-40128, filed with the Commission on May 8, 1991 (the "Registration Statement") and incorporated herein by reference)

    3.2   By-Laws  of  the  Registrant   (filed  as  Exhibit  3(2)  to  the
          Registration Statement and incorporated herein by reference)

    4.1 Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Allied Healthcare Products, Inc. dated August 21, 1996

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

   10.3 Allied Healthcare Products, Inc. 1991 Directors Non-Qualified Stock Option Plan (filed as Exhibit 10(25) to the Registration Statement and incorporated herein by reference)

   10.4 Allied Healthcare Products, Inc. 1991 Employee Non-Qualified Stock Option Plan (filed as Exhibit 10(26) to the Registration Statement and incorporated herein by reference)

   10.6 Employee Stock Purchase Plan (filed with the Commission as Exhibit 10(45) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (the "1992 Form 10-K") and incorporated herein by reference)

   10.7   Amendment  to  Allied  Healthcare   Products,   Inc.  1991  Directors
          Non-Qualified  Stock Option  Plan  dated  September 14, 1992 (filed as
          Exhibit 10(46) to the 1992 Form 10-K and incorporated herein by reference)

   10.8 First Amendment to Lease Agreement, dated January 24, 1992, between Luke D. Wenger and Shirley A. Wenger and Timeter Instrument Corporation (filed as Exhibit 10(32) to the 1993 Form 10-K and incorporated herein by reference)

   10.9   Allied  Healthcare  Products,  Inc. 1994  Employee  Stock  Option Plan
          (filed with the  Commission  as Exhibit   10(39)   to  the  1994  Form
          10-K  and incorporated herein by reference)

  10.10 Allied Healthcare Products, Inc. 1995 Directors Non-Qualified Stock Option Plan (filed with the Commissioner as Exhibit 10(25) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (the "1995 Form 10-K") and incorporated herein by reference)

  10.11 Lease dated as of November 4, 1993 between Essup Part and B&F Medical Products, Inc. (filed with the Commission as Exhibit 10(43) to the 1994 Form 10-K and incorporated herein by reference)

  10.12 Commercial Lease and Deposit Receipt between Hospital Systems, Inc. and 5301 Adeline Associates, a California Limited Partnership (filed with the Commission as Exhibit 10(47) to the 1994 Form 10-K and incorporated herein by reference)

  10.13 Lease dated as of December 27, 1982 by and between B.M.S./Riverside Limited Partnership and Intermed Holdings, Inc., as amended (filed with the Commission as Exhibit 10(31) to the 1995 Form 10-K and incorporated herein by reference)

  10.14 Assignment of Lease dated October 3, 1988 by Intermed Holdings, Inc. to Bear Medical Systems, Inc. (filed with the Commission as Exhibit 10(32) to the 1995 Form 10-K and incorporated herein by reference)

  10.15 Warehouse Lease dated December 7, 1990 by and between Mineola/Hemmer, L.P. and Bear Medical Systems, Inc. (filed with the Commission as Exhibit 10(33) to the 1995 Form 10-K and incorporated herein by reference)

  10.16 Memorandum of Agreement dated April 19, 1995 covering April 16, 1995 - April 15, 1998 between Allied Healthcare Products, Inc., Chemetron Medical Division and International Chemical Workers Union, Local No. 626 (filed with the Commission as Exhibit 10(35) to the 1995 Form 10-K and incorporated herein by reference)

  10.17 Consulting and Severance Agreement dated as of September 1, 1996 between Allied Healthcare Products, Inc. and David V. LaRusso (filed with the Commissioner as Exhibit 10(31) to the Company's Annual Report on Form 10-K (the "1996 Form 10-K") and incorporated herein by reference)

  10.18 Amended and Restated Credit Facilities Agreement dated October 13, 1995 by and among Allied Healthcare Products, Inc. and its subsidiaries and The Boatman's National Bank of St. Louis as agent (filed with the Commission as Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference)

  10.19 Underwriting Agreement dated September 28, 1995 by and among Allied Healthcare Products, Inc., and Cowen & Company, Dillon, Read & Co. Inc. and A.G. Edwards & Sons, Inc., as representatives of the underwriters (filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference)

  10.20 Allied Healthcare Products, Inc. Amended 1994 Employee Stock Option Plan (filed with the Commissioner as Exhibit 10(28) to the 1996 Form 10-K and incorporated herein by reference)

  10.21 Amendment Number One to Amended and Restated Credit Facilities Agreement dated April 19, 1996 among The Boatmen's National Bank of St. Louis, as Agent, and The Boatmen's National Bank of St. Louis and the other lenders listed on the signature pages thereof, as Lenders, and Allied Healthcare Products, Inc., and the other borrowers listed on the signature pages thereof, as Borrowers (filed with the Commission as Exhibit 10(29) to the 1996 Form 10-K and incorporated herein by reference)

  10.22 Amendment Number Two to Amended and Restated Credit Facilities Agreement dated September 23,1996 among The Boatmen's National bank of St. Louis, as Agent, and The Boatmen's National Bank of St. Louis and the other lenders listed on the signature pages thereof, as Lenders, and Allied Healthcare Products, Inc., and the other borrowers listed on the signature pages thereof, as Borrowers (filed with the Commission as Exhibit 10(30) to the 1996 Form 10-K and incorporated herein by reference)

  10.23 Rights Agreement, dated August 21, 1996 by and between Allied Healthcare Products, Inc. and Boatmen's Trust Company, as Rights Agreement (filed with the Commission as an Exhibit to the Company's Current Report on Form 8-K dated August 7, 1995 and incorporated herein by reference)

  10.24 Employment Agreement dated November 19, 1996 by and between Allied Healthcare Products, Inc. and Uma N. Aggarwal (filed as Exhibit 10(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference)

  10.25 Option Agreement dated November 19, 1996 between Allied Healthcare Products, Inc. and Uma N. Aggarwal (Filed as Exhibit 10(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference)

  10.26 Option Agreement dated November 19, 1996 between Allied Healthcare Products, Inc. and Uma N. Aggarwal (filed as Exhibit 10(3) to the Company's Quarterly Report on Form 10-Q for the quater ended December 31, 1996 and incorporated herein by reference)

  10.27 Letter Agreement dated December 16, 1997 between Allied Healthcare Products, Inc. and Barry F. Baker (filed as Exhibit 10(4) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference)

  10.28 Letter Agreement dated December 16, 1997 Allied Healthcare Products, Inc. and Gabriel S. Kohn (filed as Exhibit 10(5) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference)

  10.29 Letter Agreement dated December 16, 1997 between Allied Healthcare Products, Inc. and David A. Grabowski (filed as Exhibit 10(6) to the Company's Quarterly Report for the quarter ending December 31, 1996 and incorporated herein by reference)

  10.30 May 14, 1997 Waiver and Agreement dated May 14, 1997 by and among Allied Healthcare Products, Inc., Life Support Products, Inc., B & F Medical Products, Inc., Hospital Systems, Inc., Bear Medical Systems, Inc. and BiCore Monitoring Systems, Inc., as Borrowers, The Boatmen's' National Bank of St. Louis, individually and as Agent under the Loan Agreement and of the other lenders listed on the signature pages thereof.

  10.31 Loan and Security Agreement, dated as of August 7, 1997 by and among Allied Healthcare Products, Inc., B & F Medical Products, Inc., Bear Medical Systems, Inc., Hospital Systems, Inc., Life Support Products Inc., and BiCore Monitoring Systems, Inc., as Borrowers, and Foothill Capital Corporation

  10.32 Note Purchase Agreement, dated August 7, 1997 by and among Allied Healthcare Products, Inc., B & F Medical Products, Inc., Bear Medical Systems, Inc., Hospital Systems, Inc., Life Support Products, Inc., BiCore Monitoring Systems, Inc. and the Purchasers named therein

  10.33   Promissory  Note dated  August 7, 1997  issued by   Allied  Healthcare
          Products,  Inc. and purchased by Woodbourne Partners, L.P.

  10.34   Promissory  Note dated  August 7, 1997  issued by   Allied  Healthcare
          Products,  Inc. and purchased by Donald E. Nickelson

  10.35 Promissory Note dated August 7, 1997 issued by Allied Healthcare Products, Inc. and purchased by Dennis W. Sheehan

  10.36 Warrant dated August 7, 1997 issued by Allied Healthcare Products, Inc. in favor of Woodbourne Partners, L.P.

  10.37 Warrant dated August 7, 1997 issued by Allied Healthcare Products, Inc. in favor of Donald E. Nickelson

  10.38 Warrant dated August 7, 1997 issued by Allied Healthcare Products, Inc. in favor of Dennis W. Sheehan

  10.39 Agreement effective as of June 1, 1997 between Allied Healthcare Products, Inc. and District No. 9 International Association of Machinists and Aerospace Workers

  10.40   Agreement   dated   September   4,  1997  between Hospital  Systems,
          Inc. and Local Union No. 2131 of the International Brotherhood of Electrical Workers covering the period from May 1, 1997 to April 30, 1998

  10.41 Full-Time Employment Policy Agreement dated July 3, 1997 between B&F Medical Products, Inc. and B&F Employee Committee

     13   Annual Report to Stockholders
     21   Subsidiaries of the Registrant
     23   Consent of Price Waterhouse LLP
     24   Powers of Attorney

     27   Financial Data Schedule