Form 10-Q
period 1997-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 1997-11-14
CIK 874710

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

     For the quarterly period ended September 30, 1997

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Action of 1934

     For the transition period from                     to
                                    -------------------    ---------------------


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

                            Yes       X       No
                                ------------     ------------

     The number of shares of common stock outstanding at November 14, 1997 is 7,806,682 shares.

                                      INDEX
                                                                        Page
Part I - Financial Information                                         Number

         Item 1.    Financial Statements

                    Consolidated  Statement
                    of Operations - three months                        3
                    ended September 30, 1997
                    and 1996 (Unaudited)

                    Consolidated Balance Sheets -
                    September 30, 1997 (Unaudited) and                 4 - 5
                    June 30, 1997

                    Consolidated Statetments of Cash
                    Flow - three months ended                          6 - 7
                    September 30, 1997 and 1996 (Unaudited)

                    Consolidated Statement of Changes
                    in Stockholders' Equity for three months            8
                    ended September 30, 1997 (Unaudited)

                    Notes to Consolidated
                    Financial Statements                               9 - 10

         Item 2.    Management's Discussion and
                    Analysis of Financial Condition                    11 - 18
                    and Results of Operations

Part II - Other Information

         Item 6.    Exhibits and Reports on Form 8-K                   18

Signature                                                              19

PART I.   FINANCIAL INFORMATION
          Item 1.   Financial Statements



                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                           Three months ended
                                              September 30,
                                        ------------  ------------
                                            1997          1996
                                        ------------  ------------

Net sales                               $30,172,904   $29,133,723
Cost of sales                            20,943,624    19,893,622
                                        ------------  ------------
Gross profit                              9,229,280     9,240,101

Selling, general and
  administrative expenses                 7,252,587     8,377,834
                                        ------------  ------------

Income from operations                    1,976,693       862,267

Other expenses:
  Interest expense                        1,859,819     1,115,430
  Other, net                                 46,939        25,956
                                        ------------  ------------
                                          1,906,758     1,141,386
                                        ------------  ------------
Income (loss) before provision
  (benefit) for income taxes and
  extraordinary loss                         69,935      (279,119)

Provision (benefit) for income taxes        177,123      (101,850)
                                        ------------  ------------

Loss before extraordinary loss             (107,188)     (177,269)

Extraordinary loss on early
  extinguishment of debt, net of
  income tax benefit of $373,191            530,632             0
                                        ------------  ------------
Net Loss                                  ($637,820)    ($177,269)
                                        ============  ============

Loss per share:
  Loss before extraordinary loss             ($0.01)       ($0.02)
  Extraordinary loss                         ($0.07)         ---
                                        ------------  ------------
Net Loss                                     ($0.08)       ($0.02)
                                        ============  ============

Weighted average shares                   7,800,095     7,796,682
                                        ============  ============

          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                                Sept 30,          June 30,
                                                                  1997              1997
                                                              -------------     -------------
                                                               (Unaudited)
Current Assets:
   Cash                                                           $879,083          $988,436
   Accounts receivable, net of allowance for doubtful
      accounts of $1,159,674 and $1,225,326, respectively       24,000,055        23,093,037
   Inventories                                                  24,524,459        26,052,991
   Other current assets                                          1,496,699         1,544,811
                                                              -------------     -------------
      Total current assets                                      50,900,296        51,679,275
                                                              -------------     -------------
   Property, plant and equipment, net                           20,154,812        20,848,870
   Goodwill, net                                                50,402,329        50,763,511
   Deferred income taxes-noncurrent                              1,665,069         1,665,069
   Other assets, net                                             1,054,915         1,386,291
                                                              -------------     -------------
      Total assets                                            $124,177,421      $126,343,016
                                                              =============     =============

          See accompanying Notes To Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.

                           CONSOLIDATED BALANCE SHEET
                                   (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                Sept 30,          June 30,
                                                                  1997              1997
                                                              -------------     -------------
                                                               (Unaudited)
Current liabilities:
   Accounts payable                                            $11,213,754       $14,048,235
   Current portion of long-term debt                            13,842,025        12,890,772
   Other current liabilities                                     4,754,355         5,997,670
                                                              -------------     -------------
      Total current liabilities                                 29,810,134        32,936,677
                                                              -------------     -------------
Long-term debt                                                  35,571,318        34,041,300


Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.01 par value; 1,500,000 shares
    authorized; no shares issued and outstanding;
    including 200,000 authorized shares of Series A
    preferred stock; $.01 par value, none of which
    are issued and outstanding
   Common stock; $.01 par value; 30,000,000 shares
    authorized; 7,806,682 and 7,796,682 shares issued
    and outstanding at September 30, 1997 and
    June 30, 1997, respectively                                    101,102           101,002
   Additional paid-in capital                                   47,014,621        46,945,971
   Common stock in treasury, at cost                           (20,731,428)      (20,731,428)
   Retained earnings                                            32,411,674        33,049,494
                                                              -------------     -------------
                                                                58,795,969        59,365,039
      Total stockholders' equity                              -------------     -------------
                                                              $124,177,421      $126,343,016
      Total liabilities and stockholders' equity              =============     =============


          See accompanying Notes To Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Three Months ended
                                                                    September 30,
                                                            -----------------------------
                                                                1997            1996
                                                            -------------   -------------
Cash flows from operating activities:
   Net loss                                                    ($637,820)      ($177,269)
   Adjustments to reconcile net loss to net
       cash provided by (used in) operating
       activities:

      Depreciation and amortization                            1,339,043       1,241,126
      Loss on refinancing of long-term debt                      903,823               0
      Decrease (increase) in accounts receivable, net           (907,018)      1,475,224
      Decrease in inventories                                  1,528,532         829,454
      Decrease in income taxes receivable                              0       1,724,352
      Decrease (increase) in other current assets                 48,112        (303,970)
      Increase (decrease) in accounts payable                 (2,834,481)        511,896
      Decrease in accrued income taxes                          (147,500)              0
      Decrease in other current liabilities                   (1,095,815)       (586,682)
                                                            -------------   -------------
       Net cash provided by (used in) operating activities    (1,803,124)      4,714,131
                                                            -------------   -------------

Cash flows from investing activities:
   Capital expenditures, net                                    (135,282)       (983,176)
                                                            -------------   -------------
       Net cash used in investing activities                    (135,282)       (983,176)
                                                            -------------   -------------

                                   (CONTINUED)

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (CONTINUED)

                                                                  Three Months ended
                                                                    September 30,
                                                            -----------------------------
                                                                1997            1996
                                                            -------------   -------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                   26,000,000       5,000,000
   Payments of long-term debt                                (16,341,599)     (1,124,438)
   Borrowings under revolving credit agreement                40,502,205       4,000,000
   Payments under revolving credit agreement                 (47,679,335)    (10,500,000)
   Issuance of common stock                                       68,750               0
   Debt issuance costs                                          (720,968)       (449,125)
   Dividends paid on common stock                                      0        (545,768)
                                                            -------------   -------------
       Net cash provided by (used in) financing activities     1,829,053      (3,619,331)
                                                            -------------   -------------

   Net increase (decrease) in cash and equivalents              (109,353)        111,624
   Cash and equivalents at beginning of period                   988,436       1,489,133
                                                            -------------   -------------
   Cash and equivalents at end of period                        $879,083      $1,600,757
                                                            =============   =============


Supplemental  disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                               $2,281,473      $1,149,750
       Income taxes                                               $2,118          $4,000


          See accompanying Notes To Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                             Additional
                              Preferred         Common        paid-in          Treasury          Retained
                                stock           stock         capital            stock           earnings
                              ----------     ----------     ------------     -------------     ------------

Balance, June 30, 1997               $0       $101,002      $46,945,971      ($20,731,428)      $33,049,494

Issuance of common stock                           100           68,650
Net loss for the
   Three Months ended
   September 30, 1997                                                                             (637,820)
                              ----------     ----------     ------------     -------------     ------------
Balance,
September 30, 1997                   $0       $101,102      $47,014,621      ($20,731,428)     $32,411,674
                              ==========     ==========     ============     =============     ============


          See accompanying Notes To Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Unaudited Financial Statements


     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K for the year ended June 30, 1997.

2.   Inventories

          Inventories are comprised as follows:

                         September 30,  1997           June 30, 1997
                             (Unaudited)


Work-in-progress             $ 2,009,537                $ 2,726,585
Component Parts               15,558,400                 18,679,482
Finished Goods                 6,956,522                  4,646,924
                             -----------                 ----------
                             $24,524,459                 $26,052,991
                             -----------                 -----------


The above amounts are net of a reserve for obsolete and excess inventory of approximately $1.7 million and $1.7 million at September 30, 1997 and June 30, 1997, respectively.

3.   Debt Refinancing

     On August 8, 1997, the Company refinanced its existing debt through a new $46.0 million credit facility with Foothill Capital Corporation ("Foothill"), a division of Norwest Bank. The Foothill credit facility, with a blended average interest rate of 10.2%, is comprised of a $25.0 million three-year revolving line of credit, three-year term loans of $10.0 million and $7.0 million, respectively, and a $4.0 million loan maturing in February 1998. In conjunction with the new financing agreement, Allied placed an additional $5.0 million in subordinated debt financing, which matures in February 1998, with several related parties to the Company. In addition, the Company issued 112,500 warrants with an exercise price of $7.025 per share, 62,500 of which are being issued to the holders of the subordinated debt and the balance to Foothill. In conjunction with the debt refinancing, the Company recorded a $0.5 million, net of taxes, extraordinary expense to write off the unamortized loan costs of the previous credit facility.

4.   Subsequent Events

     On October 31, 1997, subsequent to the end of the first quarter, the Company sold the assets of Bear Medical Systems and its subsidiary BiCore Monitoring Systems, to Thermo Electron Corporation for approximately $36.5 million, net of transaction costs, plus the assumption of certain liabilities. Estimated net proceeds from the sale of approximately $25.0 million, after taxes, were utilized to repay a significant portion of its term notes and to repay all of its subordinated debt, 16.0 million of which had a coupon rate of 14.0% per annum.

     On November 3, 1997, the Company repaid two term notes and significantly reduced the outstanding balance of its revolving line of credit and on November 4, 1997, repaid its subordinated debt from proceeds obtained from the sale of certain assets as discussed below.

     The sale of these assets resulted in an estimated net gain for financial reporting purposes of approximately $4.9 million, which will be recorded in the Company's quarter ending December 31, 1997. Such estimated net gain is preliminary in nature and may be subject to further revision upon finalization of the accounting for the sale transaction. On a pro forma basis, excluding the results of operations of the divested assets and including the effects of the reduction in the Company's indebtedness as a result of application of the net proceeds from the sale, net sales, income from operations, loss before extraordinary item, and loss per share before extraordinary item would have been $23.1 million, $0.9 million, ($0.4) million and ($0.04), respectively. Such pro forma results do not include the net gain on the sale described above, and are not intended to reflect what the Company's results of operations would actually have been if the sale had occurred on July 1, 1997 or to project the Company's results of operations for any future period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Results of Operations.

GENERAL

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Allied Healthcare Products, Inc. ("Allied" or the "Company") for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. This discussion should be read in conjunction with the June 30, 1997 consolidated financial statements and accompanying notes thereto included in the Company's Form 10-K for the year ended June 30, 1997.

Certain statements contained herein are forward-looking statements. Actual results could differ materially from those anticipated as a result of various factors, including cyclical and other industry downturns, the effects of federal and state legislation on health care reform, including Medicare and Medicaid financing, the ability to realize the full benefit of recent capital expenditures or consolidation and rationalization activities, difficulties or delays in the introduction of new products or disruptions in selling, manufacturing and/or shipping efforts.

The Company recently refinanced its existing credit facility and sold the assets of its ventilation products division as part of its ongoing efforts to improve its operating results and capital structure. These financial and operating initiatives are addressed below.


Debt Refinancing

On August 8, 1997, the Company refinanced its existing debt through a new $46.0 million credit facility with Foothill Capital Corporation ("Foothill"), a division of Norwest Bank. The Foothill credit facility, with a blended average interest rate of 10.2%, is comprised of a $25.0 million three-year revolving line of credit, three-year term loans of $10.0 million and $7.0 million, respectively, and a $4.0 million loan maturing in February 1998. In conjunction with the new financing agreement, Allied placed an additional $5.0 million in subordinated debt financing, which matures in February 1998, with several related parties to the Company. In addition, the Company issued 112,500 warrants at an exercise price of $7.025 per share, 62,500 of which were issued to the holders of the subordinated debt and the balance to Foothill . The proceeds from the new financing were used to replace the Company's outstanding debt with its previous commercial bank syndicate, and to provide additional liquidity. The new credit facility became necessary as the Company was unable to negotiate a long-term agreement with its previous commercial bank syndicate and had been required to pay fees in excess of $2.5 million from September 1996 to August 1997 to obtain waivers for technical covenant violations. The new credit facility reduced the Company's interest expense in the first quarter of fiscal 1998 as compared to the previous quarter, provided additional liquidity, and reflected technical covenants consistent with the Company's current financial projections. In conjunction with the debt refinancing the Company recorded a $0.5 million, net of taxes, extraordinary expense to write-off the unamortized loan costs of the previous credit facility. On November 3, 1997, the Company repaid two term notes and significantly reduced the outstanding balance of its revolving line of credit and on November 4, 1997,repaid its subordinated debt from proceeds obtained from the sale of certain assets as discussed below.

Sale of Ventilation Products Operations

On October 31, 1997, subsequent to the end of the first quarter, the Company sold the assets of Bear Medical Systems, Inc. ("Bear") and its subsidiary BiCore Monitoring Systems, Inc. ("BiCore") to Thermo Electron Corporation for approximately $37.5 million plus the assumption of certain liabilities. The sale enabled the Company to eliminate a significant portion of its term notes and to repay all of its subordinated debt, $16.0 million of which had a coupon rate of 14.0% per annum. As previously discussed, $9.0 million of the debt which was repaid, would have matured in February 1998.

The sale also enables the Company to focus on its core businesses. Selling efforts related to Bear and BiCore ventilation products required technical, demonstration based selling efforts, a selling skill set different than those required for the Company's core products. In addition, the high-tech nature of the ventilation products required significant ongoing investments in research and development. Such investments put pressure on the limited liquidity position the Company experienced prior to the sale of these assets.

The sale of these assets resulted in an estimated net gain for financial reporting purposes of approximately $3.8 million, which will be recorded in the Company's quarter ending December 31, 1997. Such estimated net gain is preliminary in nature and may be subject to further revision upon finalization of the accounting for the sale transaction. On a pro forma basis, excluding the results of operations of the divested assets and including the effects of the reduction in the Company's indebtedness as a result of application of the net proceeds from the sale, net sales, income from operations, loss before extraordinary item and loss per share before extraordinary item would have been $23.1 million, $0.9 million, ($0.3) million and ($0.04) per share. Such pro forma results do not include the net gain on the sale described above, and are not intended to reflect what the Company's results of operations would actually have been if the sale had occurred on July 1, 1997, or to project the Company's results of operations for any future period.


Financial Information

The following table sets forth, for the fiscal period indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statement of operations, which included the ventilation products operations for both periods:

                                                       Three Months Ended
                                                          September 30,
                                                     1997              1996
                                                     ----              ----

Net Sales                                            100.0%            100.0%
Cost of sales                                         69.4              68.3
                                                     -------           -------
Gross profit                                          30.6              31.7
Total SG&A expenses                                   24.0              28.7
                                                     -------           -------
Income from operations                                 6.6               3.0
Interest expense                                       6.3               3.9
                                                     -------           -------
Income(loss)before provision
     (benefit) for income taxes                        0.3              (0.9)
Provision (benefit) for income taxes                   0.6              (0.3)
                                                     -------           -------
Net income (loss) before extraordinary item           (0.3)             (0.6)
Extraordinary loss                                    (1.8)              0.0
                                                     -------           -------
Net loss                                              (0.6)%            (2.1)%
                                                     -------------------------

Results of Operations

Allied manufactures and markets medical gas equipment, respiratory therapy equipment, and emergency medical products. Set forth below is certain information with respect to amounts (dollars in thousands) and percentages of net sales attributable to medical gas equipment, respiratory therapy equipment, including ventilation products, and emergency medical products for the three months ended September 30, 1997 compared to the three months ended September 30, 1996.

                                  Three Months Ended         Three Months Ended
                                  September 30, 1997         September 30, 1996
                                              % of                      % of
                                              total                     total
                                    Net        net           Net         net
                                   sales      sales         sales       sales
                                   -----      -----         -----       -----

Medical Gas Equipment             $12,136      40.2%        $10,096      34.6%
Respiratory Therapy Equipment      15,058      49.9%         15,932      54.7%
Emergency Medical Products          2,979       9.9%          3,106      10.7%
                                  --------    -------       --------    -------
Total                             $30,173     100.00%       $29,134     100.00%
                                  --------    -------       --------    -------


Three months ended September 30, 1997 compared to three months ended September 30, 1996.

Net sales for the three months ended September 30, 1997 of $30.2 million increased $1.1 million, or 3.6%, compared to net sales of $29.1 million for the three months ended September 30, 1996. Certain internal and external factors that have adversely impacted the Company's operations in the latter part of fiscal 1996 and throughout fiscal 1997 appear to be improving. Internal operating improvements include efficiencies realized from a new computer system in the Company's St. Louis facility, the new machining center, also in St. Louis, and selling cost reductions resulting from sales force consolidations and changes in selling strategies to the home healthcare market. The capital expenditure project in the Company's Toledo, Ohio facility continues to be in progress and has taken longer than management's expectations due to direct labor constraints. Certain external issues continued to impact the Company's operations during the first quarter of fiscal 1998. The impact of the consolidation of health care providers appears to be slowing; however the cost containment initiatives of health care providers continue to put pressures on pricing. Finally, the possibility of changes in Medicaid and Medicare reimbursement rates, has continued to impact sales. While the Company is unable to predict when these issues will be resolved, management believes that, over a long-term horizon, Allied is well positioned to capitalize on the need for its respiratory products and meet the demands for these products caused by an aging population, an increase in the occurrence of lung disease, and advances in treatment of other respiratory illnesses in the home, hospital, and sub-acute care facilities.

New orders, or the pace of incoming business, continued to improve as orders for the three months ended September 30, 1997 of $31.0 million were $1.1 million, or 3.7%, over orders of $30.0 million for the prior year comparable period. This is the fifth consecutive quarter in which new orders have exceeded the prior year comparable period orders.

Medical gas equipment sales in the first quarter of fiscal 1998 of $12.1 million were $2.0 million, or 20.2%, over same period prior year sales of $10.1 million. Medical gas construction sales, headwall sales, and medical gas suction and regulation device sales all had double digit growth over the comparable period prior year sales. It appears the impact of consolidation of health care providers is slowing and their rationalization process for facility protocol and inventory consolidation is nearing completion. Management, however, is unable to predict when such consolidations will be complete or the ramifications thereof. Orders for medical gas construction products exceeded the prior year's orders. Both headwall orders, which are subject to frequent fluctuations from period to period, and medical gas suction and regulation device orders, which were adversely impacted by the UPS shipping strike in August 1997, were below the prior year levels.

Respiratory therapy equipment sales in the first quarter of fiscal 1998 of $15.0 million were $0.9 million, or 5.5%, below the prior year same period sales of $15.9 million. Sales to the home healthcare market declined by 16.0% as a result of continued manufacturing inefficiencies in the Company's Toledo, Ohio facility combined with competitive pressures relating to home use of durable respiratory products. In addition, pricing pressures caused by the ongoing consolidation of home health care dealers and continued concerns over potential reductions in home oxygen therapy reimbursement rates continued to impact sales of home health care products. While the Company is unable to predict when these latter two macroeconomic factors will be resolved, until there is a resolution of these issues, current customer patterns are likely to continue. The Company has continued to experience capacity limitations at the Toledo facility due to direct labor constraints, which are being addressed by the addition of a third shift. The decline in home healthcare sales was partially offset by a 3.2% increase in sales to the hospital market. Orders of respiratory therapy products in the first quarter of fiscal 1998 of $16.4 million were $0.2 million, or 1.4%, above orders in the prior year same period. Home healthcare orders declined 8.9% while hospital orders increased 8.6% during these periods.

Emergency medical product sales in the first quarter of fiscal 1998 of $3.0 million were $0.1 million, or 4.1%, less than sales of $3.1 million in the comparable prior year period. Orders for emergency medical products, however, increased to $3.8 million in the first quarter of fiscal 1998, an increase of $1.3 million, or 52.1%, over orders of $2.5 million in the comparable prior year period. The Company was unable to ship at the level of customer demand due to the UPS strike in August 1997 and partially due to certain manufacturing constraints in the St. Louis facility. No significant orders have been canceled as a result of the shipping delays.

The Company continued to increase its presence in world wide markets during the first quarter of fiscal 1998. International sales, which are included in the product line sales discussed above, increased $1.5 million, or 18.2%, to $9.6 million in the first quarter of fiscal 1998 compared to international sales of $8.1 million in the comparable prior year period. Advances in medical protocol in various countries throughout the world combined with the Company's strong international dealer network has enabled the Company to respond to the increased world wide demand for respiratory products. Approximately one fourth of the Company's international sales have historically come from Pacific Rim countries. A number of those countries have recently experienced volitility in their currencies, as well as, a general decline relative to the United States dollar.The Company, which principally sells its products in United States dollar based terms, is unable to predict the impact, if any, on future net sales, cancellation of accounts receivable or demand as a result of currency exchange rates.

Gross profit for the first quarter of fiscal 1998 of $9.2 million was unchanged from the first quarter of fiscal 1997. Gross profit as a percentage of net sales was 30.6% and 31.7% for the first quarter of fiscal 1998 and 1997, respectively. The decline in gross margin as a percentage of net sales was attributable to the increase in international sales, which have lower margins than domestic sales due to the large quantity bid-based nature of these sales, pricing pressures brought on by consolidations and cost containment initiatives of healthcare providers, and the Company's planned reductions in inventories which led to reduced manufacturing throughput resulting in lower per unit absorption of plant overhead. Partially offsetting the margin decline was an improvement in the mix of medical gas construction and regulation products combined with higher prices on these products and the improvements in manufacturing efficiencies realized from capital expenditure projects.

Selling, General and Administrative ("SG&A") expenses for the first quarter of fiscal 1998 were $7.3 million, a decrease of $1.1 million, or 13.4%, from $8.4 million in the first quarter of fiscal 1997. The decline in SG&A expenses was the result of the Company's initiatives to consolidate its sales and marketing operations. Costs to train the Company's sales force and investments in product literature which were incurred in the prior year did not repeat in the first quarter of fiscal 1998. In addition, certain expenses related to the new computer implementation did not repeat in the first quarter of fiscal 1998. As a percentage of net sales, SG&A expenses decreased to 24.0% in the first quarter of fiscal 1998 from 28.8% in the comparable prior year period as a result of the combination of the increase in sales and the decrease in SG&A spending.

Income from operations in the first quarter of fiscal 1998 were $2.0 million, an increase of $1.1 million, or 129.2%, over $0.9 million in the first quarter of fiscal 1997. As a percentage of net sales, income from operations increased to 6.6% in the first quarter of fiscal 1998 from 3.0% in the comparable prior year period.

Other expenses increased $0.8 million, or 67.1%, to $1.9 million in the first quarter of fiscal 1998 from $1.1 million in the first quarter of fiscal 1997. This increase is attributable to the increase in interest expense primarily resulting from fees paid to the Company's previous bank group. On August 8, 1997 the Company entered into a $46.0 million credit facility with Foothill and obtained $5.0 million in subordinated debt in a private placement. This refinancing provided additional liquidity to the Company.

Allied had income before provision for taxes and extraordinary loss in the first quarter of fiscal 1998 of $0.1 million. The company recorded a provision for income taxes of $0.2 million, resulting in a net loss after taxes, but before extraordinary loss, of $0.1 million. The provision for income taxes recorded in the first quarter relates to the discrete period estimated effective tax rate which was impacted by the anticipated reduction in certain tax credits caused by the increased interest expense noted above, and the non-deductibility of certain goodwill amortization. Results for the first quarter of fiscal 1997 were a loss before taxes and extraordinary loss of $0.3 million, a tax benefit of $0.1 million and a net loss of $0.2 million.

Allied recorded an extraordinary loss on the early extinguishment of debt of $0.5 million, which is net of a tax benefit of $0.4 million. The net loss for the first quarter was $0.6 million, or $0.08 per share, consisting of $0.01 loss from operations and a $0.07 loss per share for the extraordinary item. The net loss for the three months ended September 30, 1996 was $0.2 million, or $0.02 per share. The weighted average number of common shares outstanding used in the calculation of earnings per share was 7,800,095 and 7,796,682 for the first quarter of fiscal 1998 and fiscal 1997, respectively.


Financial Condition

The  following  table  sets  forth  selected  information   concerning  Allied's
financial condition:

Dollars in thousands              September 30, 1997              June 30, 1997
--------------------              ------------------              -------------
Cash                              $879                            $988
Working Capital                   $21,090                         $18,743
Total Debt                        $49,413                         $46,932
Current Ratio                     1.71:1                          1.57:1

The Company's working capital was $21.1 million at September 30, 1997 compared to $18.7 million at June 30, 1997. Inventories, other current assets, and accounts payable all decreased during the first quarter of fiscal 1998 while accounts receivable and the current portion of long term debt both increased during this period. Accounts receivable increased to $24.0 million at September 30, 1997 from $23.1 million at June 30, 1997. The increase in accounts receivable was due to increased sales and timing of intra-quarter sales as the days sales outstanding for September 30, 1997 of 71 days, was unchanged from June 30, 1997. Inventories decreased to $24.5 million at September 30, 1997 from $26.1 million at June 30, 1997. Inventories as measured in Days on Hand ("DOH"), were 130 DOH at September 30, 1997 compared to 128 DOH at June 30, 1997. The company made modest improvements in the mix of its inventories by increasing the safety stock levels of high volume products, for which customers require shortened delivery times, and reducing the stocking status of lower volume products. The Company plans to continue these inventory-related initiatives in fiscal 1998. Accounts payable decreased to $11.2 million at September 30, 1997, down $2.8 million from the June 30, 1997 balance of $14.0 million. The Company experienced limited liquidity during fiscal 1997 due to a reduction in borrowing availability related to principal payments made on its term loans combined with the high level of fees paid to the Company's previous commercial bank group, as previously discussed. Consequently, payments to vendors and other obligations were extended, causing some disruption in vendor deliveries and services. The Company's limited liquidity situation was alleviated with the completion of its debt refinancing, on August 8, 1997 and was even further improved upon the completion of the sale of its ventilation products operations subsequent to the end of the first quarter. The Company is current on all its obligations and disruptions of vendor deliveries and services have been eliminated. The current portion of long term debt was $13.8 million at September 30, 1997 compared to $12.9 million at June 30, 1997. Both periods include $4.0 million of term notes and $5.0 million of subordinated debt which were due to mature on February 1, 1998, but were repaid on November 3, 1997 and November 4, 1997, respectively, in conjunction with the sale of the ventilation products operations.

The net increase/(decrease) in cash for the three months ended September 30, 1997 and September 30, 1996 was ($0.1) million and $0.1 million respectively. Net cash provided by (used by) operations was ($1.8) million and $4.7 million for the same periods. Cash used by operations for the three months ended September 30, 1997 consisted of a net loss of $0.6 million, which was offset by the non-cash charges to operations of $1.3 million for depreciation and amortization, as well as changes in working capital accounts which used $2.5 million, principally relating to the payments to vendors, which reduced accounts payable by $2.8 million during the quarter. The cash used by operating activities was funded by a net increase in aggregate debt of $2.5 million, which was also utilized to pay for debt issuance costs of $0.7 million and capital expenditures of $0.1 million, which resulted in a net decrease in cash of $0.1 million, for the three months ended September 30, 1997. Cash provided by operations for the comparable prior year period consisted of a net loss of $0.2 million which was offset by the non-cash charges of $1.2 million for depreciation and amortization, as well as cash generated by changes in working capital accounts, which included a tax refund of $1.8 million and an increase in accounts payable of $0.5 million. The cash provided by operations was used to repay debt by $2.6 million, debt issuance costs of $0.5 million, and capital expenditures of $1.0 million for a net increase in cash of $0.1 million for the three months end September 30, 1996. The adverse results of operations during the latter half of fiscal 1996 and during fiscal 1997 impacted the Company's liquidity and the availability of the Company to continue historical levels of fixed payments. Accordingly, on August 21, 1996 the Company's Board of Directors voted to suspend quarterly dividends effective immediately subsequent to the payment of dividends for the fourth quarter of fiscal 1996. In addition, to improve the liquidity of the Company and to reduce interest expense, on August 8, 1997 the Company refinanced its existing debt, which is discussed further below.

At September 30, 1997 the Company had aggregate indebtedness of $49.4 million, including $13.8 million of short-term debt and $35.6 million of long-term debt. At June 30, 1997, the Company had aggregate indebtedness of $46.9 million, including $12.9 million of short-term debt and $34.0 million of long-term debt. Throughout fiscal 1996 the Company entered into a series of amendments and waiver negotiations with its previous bank group. During fiscal 1997, the Company paid fees of approximately $2.2 million for the September 1996 debt amendment, to obtain waivers for technical covenant violations at December 31, 1996 and March 31, 1997 and for related matters and paid additional fees of $0.4 million in the first quarter of fiscal 1998. The Company was ultimately unable to negotiate a long-term agreement with its commercial bank syndicate. Accordingly, on August 8, 1997 the Company refinanced its existing debt through a new $46.0 million credit facility with Foothill. The new credit facility, with a blended average interest rate of 10.2%, was comprised of a $25.0 million three-year revolving line of credit, three-year term loans of $10.0 million and $7.0 million, respectively, and a $4.0 million term loan maturing in February 1998. In conjunction with the new financing agreement, Allied placed an additional $5.0 million in subordinated debt financing, which matures in February 1998, with several related parties to the Company. In addition, the Company issued 112,500 warrants at an exercise price of $7.025 per share, 62,500 of which are being issued to the holders of the subordinated debt and the balance to Foothill Capital Corporation. The proceeds from the new financing were used to replace the Company's outstanding debt with the commercial bank syndicate, and to provide additional liquidity. On October 31, 1997 the Company completed the sale of its ventilation division assets, as previously discussed. On November 3, 1997 the Company repaid two term notes and a significant portion of its revolving credit facility to Foothill. On November 4, 1997 the Company repaid its $5.0 million subordinated debt. Amendments to the Foothill credit facility are expected to be completed in the fiscal 1998 second quarter to reflect the impact of the significant reductions in outstanding debt. The Company believes that cash flow from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures in fiscal 1998.

As of September 30, 1997, the Company had a backlog of $24.8 million compared to a backlog of $23.9 million at June 30, 1997. The Company's backlog, a significant portion of which is attributable to the Company's medical gas equipment products, consists of firm customer purchase orders which may be subject to cancellation by the customer subject to notification. The Company's backlog increased in emergency medical products and respiratory therapy products in the first quarter of fiscal 1998 which increase was partially offset by a decline in backlog for medical gas equipment products.

Inflation has not had a material effect on the Company's business or results of operations.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - none

(b)  Reports on Form 8-K - none

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ALLIED HEALTHCARE PRODUCTS, INC.

Date:  November 14, 1997                         /s/ Barry F. Baker
                                    --------------------------------------------
                                    Barry F. Baker
                                    Vice President - Finance and Chief Financial
                                    Officer
                                    (Principal Accounting and Financial Officer)