Form 10-Q
period 1997-12-31
ALLIED HEALTHCARE PRODUCTS INC
filed 1998-02-17
CIK 874710

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---- Act of 1934

For the quarterly period ended December 31, 1997

      Transition report pursuant to Section 13 or 15(d) of the Securities ---- Exchange Action of 1934

For the transition period from _______________________ to ______________________



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

                        Yes     X          No
                             --------         --------
      The number of shares of common stock outstanding at February 17, 1998 is 7,806,682 shares.

                                      INDEX


                                                                            Page
                                                                          Number
Part I - Financial Information

            Item 1.           Financial Statements

                        Consolidated Statement
                        of Operations - three months and six months           3
                        ended December 31,
                        1997 and 1996 (Unaudited)

                        Consolidated  Balance Sheets -
                        December 31, 1997 (Unaudited) and                    4-5
                        June 30, 1997

                        Consolidated Statements of Cash
                        Flow - six months ended                              6-7
                        December 31, 1997 and 1996 (Unaudited)

                        Consolidated Statement of Changes
                        in Stockholders' Equity - six months                   8
                        ended December 31, 1997 (Unaudited)

                        Notes to Consolidated
                        Financial Statements                                9-10


      Item 2.           Management's Discussion and
                        Analysis of Financial Condition                    11-22
                        and Results of Operations

Part II - Other Information                                                   22

      Item 6.  Exhibits and Reports on Form 8-K                               22

Signature                                                                     23

PART I.   FINANCIAL INFORMATION
          Item 1.   Financial Statements




                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                         Three months ended           Six months ended
                                         December 31,                 December 31,
                                         --------------------------   ----------------------------
                                             1997          1996           1997           1996
                                         --------------------------   ----------------------------

Net sales                                $24,032,988   $28,388,652     $54,205,892    $57,522,375
Cost of sales                             17,290,512    19,663,935      38,234,136     39,557,557
                                         ------------  ------------   -------------  -------------
Gross profit                               6,742,476     8,724,717      15,971,756     17,964,818

Selling, general and
  administrative expenses                  6,322,144     8,233,434      13,574,731     16,611,268
Gain on sale of business                 (12,812,927)            0     (12,812,927)             0
Non-recurring impairment losses            9,778,259             0       9,778,259              0
                                         ------------  ------------   -------------  -------------

Income from operations                     3,455,000       491,283       5,431,693      1,353,550

Other expenses:
  Interest expense                         1,212,581     1,408,745       3,072,400      2,524,175
  Other, net                                  40,311        28,980          87,250         54,936
                                         ------------  ------------   -------------  -------------
                                           1,252,892     1,437,725       3,159,650      2,579,111
                                         ------------  ------------   -------------  -------------
Income (loss) before provision
  (benefit) for income taxes and
  extraordinary loss                       2,202,108      (946,442)      2,272,043     (1,225,561)

Provision (benefit) for income taxes       8,886,340      (390,000)      9,063,463       (491,850)
                                         ------------  ------------   -------------  -------------

Loss before extraordinary loss            (6,684,232)     (556,442)     (6,791,420)      (733,711)

Extraordinary loss on early
  extinguishment of debt, net of
  income tax benefit of $373,191                   0             0         530,632              0
                                         ------------  ------------   -------------  -------------
Net Loss                                 ($6,684,232)    ($556,442)    ($7,322,052)     ($733,711)
                                         ============  ============   =============  =============

Basic and diluted loss per share:
  Loss before extraordinary loss              ($0.86)       ($0.07)         ($0.87)        ($0.09)
  Extraordinary loss                            ---           ---           ($0.07)          ---
                                         ------------  ------------   -------------  -------------
  Net Loss                                    ($0.86)       ($0.07)         ($0.94)        ($0.09)
                                         ============  ============   =============  =============

Weighted average shares                    7,806,682     7,796,682       7,803,389      7,796,682
                                         ============  ============   =============  =============

          See accompanying Notes to Consolidated Financial Statements.


                               ALLIED HEALTHCARE PRODUCTS, INC.
                                  CONSOLIDATED BALANCE SHEET
                                           ASSETS


                                                                December 31,      June 30,
                                                                1997            1997
                                                                -------------   -------------
                                                                 (Unaudited)
Current Assets:
   Cash                                                           $1,374,532        $988,436
   Accounts receivable, net of allowance for doubtful
      accounts of $971,745 and $1,225,326, respectively           16,648,773      23,093,037
   Inventories                                                    21,240,163      26,052,991
   Other current assets                                              275,335       1,544,811
                                                                -------------   -------------
      Total current assets                                        39,538,803      51,679,275
                                                                -------------   -------------
   Property, plant and equipment, net                             18,817,351      20,848,870
   Goodwill, net                                                  28,434,770      50,763,511
   Deferred income taxes-noncurrent                                        0       1,665,069
   Other assets, net                                                 709,731       1,386,291
                                                                -------------   -------------
      Total assets                                               $87,500,655    $126,343,016
                                                                =============   =============

                    See accompanying Notes To Consolidated Financial Statements.

                                   (CONTINUED)

                              ALLIED HEALTHCARE PRODUCTS, INC.
                                 CONSOLIDATED BALANCE SHEET
                                        (CONTINUED)
                           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                December 31,      June 30,
                                                                    1997            1997
                                                                -------------   -------------
                                                                 (Unaudited)
Current liabilities:
   Accounts payable                                               $9,659,203     $14,048,235
   Current portion of long-term debt                               2,043,278      12,890,772
   Other current liabilities                                       9,791,475       5,997,670
                                                                -------------   -------------
      Total current liabilities                                   21,493,956      32,936,677
                                                                -------------   -------------
Long-term debt                                                    13,260,113      34,041,300

Deferred income tax liability-noncurrent                             634,849               0

Commitments and contingencies

Stockholders' equity:
   Preferred  stock;  $.01 par value;  1,500,000  shares  authorized;  no shares issued and outstanding;  which includes Series A preferred  stock;  $.01 par value; 200,000 shares authorized; no shares issued and outstanding
   Common stock;  $.01 par value;  30,000,000 shares  authorized;  7,806,682 and
    7,796,682 shares issued and outstanding at December 31, 1997 and
    June 30, 1997, respectively                                      101,102         101,002
   Additional paid-in capital                                     47,014,621      46,945,971
   Common stock in treasury, at cost                             (20,731,428)    (20,731,428)
   Retained earnings                                              25,727,442      33,049,494
                                                                -------------   -------------
      Total stockholders' equity                                  52,111,737      59,365,039
                                                                -------------   -------------
      Total liabilities and stockholders' equity                 $87,500,655    $126,343,016
                                                                =============   =============


                See accompanying Notes To Consolidated Financial Statements.




                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                Six months ended
                                                                December 31,
                                                                -----------------------------
                                                                    1997            1996
Cash flows from operating activities:                           -------------   -------------
   Net loss                                                      ($7,322,052)      ($733,711)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

      Depreciation and amortization                                2,891,467       2,662,639
      Gain on sale of Bear Medical                               (12,812,927)              0
      Loss on refinancing of long-term debt                          903,823               0
      Noncash portion of non-recurring impairment losses           9,528,398               0
      Decrease (increase) in accounts receivable, net                465,885        (543,304)
      Decrease (increase) in inventories                            (486,272)          6,438
      Decrease in income taxes receivable                                  0       1,267,791
      Decrease in deferred income taxes - asset                    2,001,014               0
      Decrease (increase) in other current assets                    358,608        (652,368)
      Decrease in accounts payable                                (2,906,836)       (884,760)
      Increase in accrued income taxes                             5,530,512               0
      Increase (decrease) in other current liabilities            (1,490,204)        142,914
      Increase in deferred income taxes - liability                  634,849               0
                                                                -------------   -------------
       Net cash provided by (used in) operating activities        (2,703,735)      1,265,639
                                                                -------------   -------------

Cash flows from investing activities:
   Capital expenditures, net                                        (468,856)     (1,300,761)
   Proceeds on sale of Bear Medical, net of disposal costs        36,001,160               0
                                                                -------------   -------------
       Net cash provided by (used in) investing activities        35,532,304      (1,300,761)
                                                                -------------   -------------
                                  (CONTINUED)

                       ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)

                                                                       Six months ended
                                                                          December 31,
                                                                -----------------------------
                                                                    1997            1996
                                                                -------------   -------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                       26,000,000       5,000,000
   Payments of long-term debt                                    (35,642,061)       (839,791)
   Borrowings under revolving credit agreement                    74,751,622      12,609,715
   Payments under revolving credit agreement                     (96,659,252)    (15,720,794)
   Issuance of common stock                                           68,750               0
   Debt issuance costs                                              (961,532)       (551,161)
   Dividends paid on common stock                                          0        (545,768)
                                                                -------------   -------------
       Net cash used in financing activities                     (32,442,473)        (47,799)
                                                                -------------   -------------

   Net increase (decrease) in cash and equivalents                   386,096         (82,921)
   Cash and equivalents at beginning of period                       988,436       1,489,133
                                                                -------------   -------------
   Cash and equivalents at end of period                          $1,374,532      $1,406,212
                                                                =============   =============


Supplemental  disclosures of cash flow information:  Cash paid during the period for:
       Interest                                                   $3,668,177      $2,604,221
       Income taxes                                                  $77,118         $72,500


                 See accompanying Notes To Consolidated Financial Statements.


                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                   (UNAUDITED)




                                                    Additional
                             Preferred    Common     paid-in      Treasury      Retained
                               stock      stock      capital        stock       earnings
                             ---------- ---------- ------------ ------------- ------------
Balance, June 30, 1997               $0   $101,002  $46,945,971  ($20,731,428) $33,049,494

Issuance of common stock                       100       68,650
Net loss for the
   six months ended
   December 31, 1997                                                           (7,322,052)
                             ---------- ---------- ------------ ------------- ------------
Balance,
   December 31, 1997                 $0   $101,102  $47,014,621  ($20,731,428) $25,727,442
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

2.  Inventories

            Inventories are comprised as follows:

                                                      December 31,      June 30,
                                                          1997            1997
                                                      (Unaudited)


          Work-in-progress                           $ 1,524,522    $  2,726,585
          Component Parts                             15,812,672    $ 18,679,482
          Finished Goods                               3,902,969    $  4,646,924
                                                    $ 21,240,163    $ 26,052,991
                                                      ===========   ============


     The above amounts are net of a reserve for obsolete and excess inventory of approximately $2.1 million and $1.7 million at December 31, 1997 and June 30, 1997, respectively.

3.  Debt Refinancing

     On August 8, 1997 the Company refinanced its existing debt through a new $46.0 million credit facility with Foothill Capital Corporation (Foothill), a division of Norwest Bank. The Foothill credit facility, with a blended average interest rate of 10.2%, is comprised of a $25.0 million three-year revolving line of credit, three-year term loans of $10.0 million and $7.0 million, respectively, and a $4.0 million loan maturing in February 1998. In conjunction with the new financing agreement, Allied placed an additional $5.0 million in subordinated debt financing, which matures in February 1998, with several related parties to the Company. In addition, the Company issued 112,500 warrants with an exercise price of $7.025 per share, 62,500 of which were issued to the holders of the subordinated debt and the remaining warrants were issued to Foothill. In conjunction with the debt refinancing, the Company recorded a $0.5 million, net of taxes, extraordinary expense to write off the unamortized loan costs of the previous credit facility.

4.  Sale of Bear Medical Systems and BiCore Monitoring Systems

     On October 31, 1997, the Company sold the assets of Bear Medical Systems and its subsidiary BiCore Monitoring Systems, to Thermo Electron Corporation for approximately $35.7 million, net of transaction costs, plus the assumption of certain liabilities, resulting in a one-time, pre-tax gain of approximately $12.8 million.

     The net proceeds of approximately $29.5 million after taxes were utilized to repay a significant portion of its term notes and repay all of its subordinated debt, $16.0 million, of which had a coupon rate of 14.0% per annum.

5.  Non-Recurring Items

     In the second quarter of fiscal 1997, non-recurring items of $9,778,259 were charged to operations. These items included a $8,874,729 reduction in goodwill for certain subsidiaries to reflect their current value, $403,530 in connection with discontinuing operations in its Mt. Vernon, Ohio facility, and $500,000 in connection with the early termination of a consulting agreement.

The goodwill impairment provisions reflect the Company's evaluation of the carrying value of its remaining business subsequent to the sale of Bear and BiCore in the second quarter of fiscal 1998. Such goodwill writedowns, which were determined pursuant to the Company's impairment accounting policy described in Notes 2 to the June 30, 1997 financial statements, primarily related to the Company's headwall and disposable products businesses, which continue to experience weakness in financial results due to a variety of market conditions. Due to the non-deductible nature of these goodwill writedowns for income tax reporting purposes, the Company's effective income rate is substantially higher in the three and six months ended December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


GENERAL

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Allied Healthcare Products, Inc. ("Allied" or the "Company") for the three month and six month periods ended December 31, 1997 compared to the three month and six month periods ended December 31, 1996. This discussion should be read in conjunction with the December 31, and June 30, 1997 consolidated financial statements and accompanying notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 1997 and this Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

Certain statements contained herein are forward-looking statements. Actual results could differ materially from those anticipated as a result of various factors, including cyclical and other industry downturns, the effect of currency devaluations and recessionary conditions in Asian markets, the effects of federal and state legislation on health care reform, including Medicare and Medicaid financing, the ability to realize the full benefit of recent capital expenditures or consolidation and rationalization activities, difficulties or delays in the introduction of new products or disruptions in selling, manufacturing and/or shipping efforts.

The results of operations for the second quarter of fiscal 1998 were effected by several one time items. During the quarter, the Company sold the assets of its ventilation products division for a gain. The proceeds from this sale were used to significantly pay down debt and to provide additional liquidity. The Company also recorded several non-recurring items and other charges to operations in the second quarter of fiscal 1998. Such non-recurring items reflect changes in business conditions resulting from the sale of the ventilation products division and other changes in market conditions. In addition, reserves for inventories and bad debts were increased during the quarter. The result of these activities is that the Company strengthened its balance sheet by reducing debt, reducing intangible assets, and increasing reserves.

Further complicating the review of operations is the year to year comparisons resulting from the sale of the ventilation products division on October 31, 1997. The fiscal 1998 results include ventilation products division operations for one month and four months in the three month and six month periods ended December 31, 1997 while the fiscal 1997 results include ventilation products division operations for the full three month and six month in the periods ended December 31, 1996.

Each of these components and their impact on the operating results are as follows:

SALE OF VENTILATION PRODUCTS DIVISION

On October 31, 1997, the Company sold the assets of Bear Medical Systems, Inc. ("Bear") and its subsidiary BiCore Monitoring Systems, Inc. ("BiCore") to Thermo Electron Corporation for $36.6 million plus the assumption of certain liabilities. The net proceeds of $29.5 million, after expenses as well as federal and state taxes payable of approximately $6.1 million due in March 1998, were utilized to repay a significant portion of its term notes and to repay all of its subordinated debt, $15.8 million of which had a coupon rate of 14.0% per annum. Of the debt which was repaid, $9.0 million would have matured in February 1998.

The sale of these assets resulted in an estimated gain before taxes for financial reporting purposes of $12.8 million, which is recorded in the Company's results of operations for the three months ended December 31, 1997. The gain on sale of the ventilation products division, as a discrete item, resulted in a tax provision of $9.4 million. The relatively higher effective tax rate on this transaction reflected the fact that approximately $12.7 million of goodwill associated with these businesses is not deductible for income tax purposes. The net income effect of the gain on sale of business is income of approximately $3.4 million, or $0.43 per share.

DEBT REDUCTION

The proceeds from the gain on the sale of the ventilation products division were used to significantly pay down the Company's debt during the second quarter of fiscal 1998. The $36.6 million received from the sale of this business was used to reduce the Company's commercial debt by $35.6 million and to pay the $1.0 million of expenses associated with such sale.

Prior to the sale of the business the Company had $45.6 million in outstanding commercial and subordinated debt. On November 3, 1997 , the Company repaid two term notes totaling $10.8 million, which had a coupon rate of 14.0% per annum, and significantly reduced the outstanding balance of its revolving line of credit and on November 4, 1997 repaid $5.0 million of subordinated debt, which also had a coupon rate of 14.0% per annum, from the proceeds obtained from the sale of business.

NON-RECURRING CHARGES

During the second quarter of fiscal 1998 the Company reevaluated the carrying value of its various businesses and recorded $9.8 million of non-recurring charges to reflect the changes in business conditions resulting from the sale of the ventilation and due to other changes in market conditions discussed below, which culminated during the second quarter of fiscal 1998. The elements comprising the $9.8 million of non-recurring charges are:

Goodwill writedowns, which were determined pursuant to the Company's impairment policy as described in Note 2 to the June 30, 1997 financial statements, totaled $8.9 million for the four following businesses:

$4.4 million associated with the partial goodwill writedown related to the B&F disposable products business. Continuing weakness in financial results of the business due to market condition changes in the home healthcare market, pressures on pricing, and overall weakness in financial results of the national home health care chains caused Allied to re-evaluate and adjust the carrying value of this business.

$2.4 million associated with the writedown of goodwill for Allied's headwall business which continues to experience weakness in financial results due to market conditions.

$1.6 million associated with the writedown of Omni-Tech Medical,  Inc. goodwill.
     This transportation ventilator business is directly related to the Bear ventilation products division which was recently sold and is not anticipated to contribute to the ongoing operations of the Company.

$0.5 million   associated  with  the  write-down  of  goodwill  for  the  Design
     Principles, Inc. backboard business. Increased costs have significantly eroded the margins of this business necessitating a re-evaluation of the value of the goodwill related to the business.

In addition to the non-cash goodwill write-downs the other non-recurring items include:

$0.5 million of consulting fees related to a co-operative  purchasing study. The
     Company's participation in the study has been formally terminated.

$0.4 million for the writedown of leasehold improvements and a reserve of the remaining lease payments for the Mt. Vernon, Ohio facility which was closed as part of the Company's rationalization initiatives. The tenant subletting this facility is operating under Chapter 11 reorganization protection.

The combined tax impact of these non-recurring charges, resulted in a $0.4 million tax benefit. This minimal tax benefit resulted from the non-deductibility for tax purposes of the $8.9 million of goodwill writedowns. The non-recurring charges, as a discrete item, resulted in a net loss of approximately $9.4 million or a loss of $1.21 per share.

As a result of the writedown of the carrying value of goodwill for certain businesses described above the Company expects to reduce its annual amortization charges by $0.3 million or $0.04 per share.

Financial Information:

The following table sets forth, for the fiscal period indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statement of operations.

                                           Three Months Ended        Six Months Ended
                                               December 31,             December 31,
                                             1997        1996        1997        1996

Net Sales                                  100.0%      100.0%        100.0%      100.0%
Cost of sales                               71.9        69.3          70.5        68.8
Gross profit                                28.1        30.7          29.5        31.2
Total SG&A expenses                         26.3        29.0          25.0        28.8
Gain on sale of business                   (53.3)        0.0         (23.6)        0.0
Non-recurring charges                       40.7         0.0          18.0         0.0
Income from operations                      14.4         1.7          10.0         2.4
Interest/other expense                       5.2         5.1           5.8         4.5
Income (loss) before provision
     (benefit) for income taxes              9.2        (3.4)          4.2        (2.1)
Provision (benefit) for income taxes        37.0        (1.4)         16.7        (0.8)
Net income (loss) before
        extraordinary item                 (27.8)       (2.0)        (12.5)       (1.3)
Extraordinary (loss)                         0.0         0.0          (1.0)        0.0
Net (loss)                                 (27.8)%      (2.0)%       (13.5)%      (1.3)%


RESULTS OF OPERATIONS

Allied manufactures and markets medical gas equipment, respiratory therapy equipment and emergency medical products. Set forth below is certain information with respect to amounts (dollars in thousands) and percentages of net sales attributable to medical gas equipment respiratory therapy equipment, and emergency medical products for the three months and six months ended December 31, 1997 compared to the three months and six months ended December 31, 1996.


                                             Three Months Ended
                              December 31, 1997       December 31, 1996
                                          % of                    % of
                                          total                   total
                              Net         net         Net         net
                              sales       sales       sales       sales

Medical Gas Equipment         $10,691     44.5%       $10,144     35.7%
Respiratory Therapy Equipment  10,764     44.8%        15,627     55.1%
Emergency Medical Products      2,579     10.7%         2,617      9.2%
Total                         $24,034    100.0%       $28,388    100.0%



                                            Six Months Ended
                              December 31, 1997       December 31, 1996
                                          %of                     %of
                                          total                   total
                              Net         net         Net         net
                              sales       sales       sales       sales

Medical Gas Equipment         $22,827      42.1%      $20,240      35.2%
Respiratory Therapy Equipment  25,822      47.6%       31,559      54.9%
Emergency Medical Products      5,558      10.3%        5,723       9.9%
Total                         $54,207     100.0%      $57,522     100.0%


Three months ended December 31, 1997 compared to three months ended December 31, 1996

Net sales for the three months ended December 31, 1997 of $24.0 million were $4.4 million below sales of $28.4 million for the three months ended December 31, 1996. Of the $4.4 million decline in sales, $3.7 million of the decline was attributable to the previously discussed sale of the ventilation products division and $0.7 million of the decline relates to the remaining product lines. The $0.7 million decline in remaining business sales represents a 3.2% decline of these sales from year to year. Factors impacting sales in the second quarter include external and internal issues. External, or macro economic issues impacting the Company include the continued pricing pressures in the home health care market, the Asian currency devaluations and changes in Medicaid and Medicare reimbursement rates, some of which are in effect and some of which have been proposed. Certain internal issues also have impacted Company operations. The sale of the ventilation products division caused some short term disruptions in the field sales force which needed to be realigned to provide sufficient coverage in the domestic markets. Certain geographic sales territories had to be realigned or supplemented as the field sales force previously sold both ventilators and the remaining core products of the Company. The capital expenditure project in the Company's Toledo, Ohio facility, described in the Company's June 30, 1997 Form 10-K and Form 10-Q for the quarter ended September 30, 1997, made significant progress but, to date, has not been completed.

New orders, or the pace of incoming business, of $23.7 million for the three months ended December 31, 1997 were $8.0 million below orders of $31.7 million in the prior year same period. Of the $8.0 million decline in orders, $5.2 million was attributable to the sale of the ventilation products division while $2.8 million of the decline relates to the remaining businesses. This 12.2% decline in remaining business sales were attributable to the external and internal factors previously discussed combined with the volatility in order patterns for the headwall business and the absence of several large emergency products orders, which exceeded $1.0 million in the prior year.

Medical gas equipment sales in the second quarter of fiscal 1998 of $10.7 million were $0.6 million, or 5.4%, in excess of same period prior year of $10.1 million. Medical gas construction sales and headwall sales had sales increases of 24.1% and 38.7%, respectively, in the second quarter of fiscal 1998 compared to the same period prior year sales. These products are generally ordered in a period or periods prior to the actual shipment date. The increase in shipments of these products in the second quarter of fiscal 1998 reflect the strong order trend experienced during the past three to five quarters. Medical gas suction and regulation device sales declined by 12.1% in the second quarter of fiscal 1998 compared to the same period prior year sales. These products, which are generally shipped in the same quarter in which they are ordered, declined in sales as a result of soft Asian demand and because of a reduction in stocking levels of the Company's domestic distributors. Orders for medical gas equipment products in the second quarter of fiscal 1998 of $9.1 million were $1.0 million, or 9.7%, under orders of $10.1 million in the second quarter of fiscal 1997. Both headwall orders, which are subject to frequent fluctuations from period to period because of the large dollar, infrequent order patterns of this product, and medical gas suction and regulation device orders, which experienced softness as previously discussed, were both below prior year comparable period orders. Medical gas construction product orders increased from period to period in spite of a decline in orders from Asian markets.

Respiratory therapy equipment sales in the second quarter of fiscal 1998 of $10.8 million were $4.9 million below the prior year same period sales of $15.6 million. Of the $4.9 million decline in respiratory therapy equipment sales, $3.7 million of the decline was attributable to the previously discussed sale of the ventilation products division and $1.2 million of the decline relate to remaining product lines. Sales to the home healthcare market declined by 16.4%. Reduction in sales of low margin aluminum cylinders, competitive pressures, and manufacturing inefficiencies in the Toledo, Ohio facility contributed to this decline. Additionally, pricing pressures caused by the consolidation of home health care dealers and continued concerns over potential reductions in home oxygen therapy reimbursement rates continued to impact sales of home health care products. While the Company is unable to predict when these latter two macroeconomic factors will be resolved, until there is a resolution of these issues, current customer patterns are likely to continue. The Company has continued to experience capacity limitations at its Toledo, Ohio facility although late in the quarter improvements in direct labor constraints and plant layout changes have begun to improve efficiencies and throughput of disposable products. Sales to the hospital market declined by 4.5% in the three months ended December 31, 1997 compared to the prior year same period. The new tooling for the disposable canister units has now been completed which the Company hopes will result in improved fiscal 1998 third quarter hospital sales. In addition, the new Respical calibration device has been introduced in the third quarter of fiscal 1998. Orders of respiratory therapy products in the second quarter of fiscal 1998 for the Company's core products declined by 3.1% as a result of factors discussed above.

Emergency medical product sales in the second quarter of fiscal 1998 of $2.6 million were unchanged from the comparable prior year period. Orders for emergency medical products, however, decreased to $2.5 million in the second quarter of fiscal 1998 from $4.0 million in the second quarter of fiscal 1997. The decline is attributable to the absence of several large orders for the same prior year period, which exceeded $1.0 million, and the softness in demand from Asian markets.

The impact of the Asian currency devaluation combined with the sale of the ventilation products division affected the Company's international sales in the second quarter of fiscal 1998. International sales, which are included in the product line sales discussed above, were $6.4 million for the three months ended December 31, 1997, a decline of $1.5 million from sales of $7.9 million for the three months ended December 31, 1996. The decline in international sales of which $2.0 million resulted from the previously discussed sale of the ventilation products division was partially offset by a year to year increase in core business sales of $0.5 million, principally from prior quarter orders.
International orders of core business products in the second quarter of fiscal 1998 were 25.2% below the prior year same period international orders because of the same factors previously discussed. As a result of the sale of the ventilation products division the percent of the total net sales represented by the Company's international sales are expected to approximate 20% in future periods.

Gross profit for the second quarter of fiscal 1998 of $6.7 million was $2.0 million below the gross profit of $8.7 million in the second quarter of fiscal 1997. Gross profit as a percent to net sales was 28.1% and 30.7% for the second quarter fiscal 1998 and fiscal 1997, respectively. The sale of higher margin ventilator business impacted the decline in gross margin as these products were part of the Company's business for one month of fiscal 1998 compared to the full three months in fiscal 1997. Continued pricing pressures brought on by the consolidations and cost containment initiatives of healthcare providers combined with the Company's planned reductions in inventories led to reduced manufacturing throughput and absorption of plant overhead. Both of these factors also reduced margins as a percent to net sales. Finally, the Company increased inventory reserves in excess of $0.5 million in the second quarter of fiscal 1998.

Selling, General, and Administrative ("SG&A") expenses for the second quarter of fiscal 1998 were $6.3 million, a decline of $2.0 million from SG&A expenses of $8.3 million in the second quarter of fiscal 1997. This decline is attributable to the sale of the ventilation products division. In addition, certain investments in field sales force training and other consulting expenses made in the prior year did not repeat in the second quarter of fiscal 1998. In the current year, the Company installed its computer systems in the Toledo, Ohio operations and also incurred recruitment costs to fill several key positions. As a percent to net sales, SG&A expenses declined to 26.3% in the second quarter of fiscal 1998 compared to 29.0% in the second quarter of fiscal 1997.

As previously discussed, the Company recorded in operating income a non-recurring gain on sale of the ventilation products division of $12.8 million and recorded several non-recurring impairment losses and other charges totaling $9.8 million in the second quarter of fiscal 1998.

Income from operations in the second quarter of fiscal 1998 of $3.5 million was $3.0 million above income from operations of $0.5 million in the second quarter of fiscal 1997. The increase was attributable to the net effects of the non-recurring items described above. Exclusive of the previously discussed one time items, income from operations would have been $0.5 million for both periods.

Interest expense for the second quarter of fiscal 1998 was $1.2 million, a decrease of $0.2 million from interest expense of $1.4 million in the prior year. The Company reduced its outstanding debt in early November 1997 by $35.7 million dollars by applying the net proceeds from the sale of the ventilation products division. Taxes due on the gain, of approximately $6.1 million, will be paid in March, 1998. Accordingly debt levels will be lower until such payment is made. Interest expense during the second quarter of fiscal 1998 included $0.4 million for the full amortization of loan costs related to the portion of debt that was paid down with the proceeds from the gain. Such amortization of loan costs partially offset the reduction in interest expense resulting from lower average debt levels in the second quarter of fiscal 1998 compared to the same period in fiscal 1997.

Allied had income before provision for income taxes of $2.2 million in the second quarter of fiscal 1998 compared to a loss before provision for income taxes of $0.9 million in the prior year comparable period, an increase of $3.1 million based on the factors described above.

The provision for income taxes of $8.9 million in the second quarter of fiscal 1998 as compared to income before taxes of $2.2 million, resulted in an unusual effective tax rate of 403%, which primarily reflected the tax effects relative to the non-recurring items recorded in the quarter as previously discussed. In the second quarter of fiscal 1997 Allied recorded a tax benefit of $0.4 million, for an effective tax rate of 41% on a loss before taxes of $0.9 million.

The net loss for the second quarter of fiscal 1998 is $6.7 million, or $0.86 per basic share. Exclusive of the gain on the sale of the business and non-recurring charge the net loss for the second quarter of fiscal 1998 would have been $0.7 million or $0.08 per basic share. Earnings per share amounts reported are basic earnings per share, which are substantially the same as fully diluted earnings per share. The number of common shares used in the calculation of earnings per share was 7,806,682 and 7,796,682 for the second quarter of fiscal 1998 and fiscal 1997, respectively.

SIX MONTHS  ENDED  DECEMBER 31, 1997  COMPARED TO SIX MONTHS ENDED  DECEMBER 31,
1996

Net sales for the six months ended December 31, 1997 were $54.2 million, a decrease of $3.3 million from net sales of $57.5 million in the same period in the prior year. Of the $3.3 million decline in net sales, $3.7 million related to the sale of the ventilation products division, in the second quarter of fiscal 1998 which was partially offset by an increase in sales of core business products of $0.4 million. Certain external and internal factors, as previously discussed, impacted sales in the first six months of fiscal 1998. Of the $0.4 million increase in core product sales for the six months ended December 31, 1997, an increase of $1.1 million occurred in the first quarter which was partially offset by a decline of $0.7 million in the second quarter. Orders for the six months ended December 31, 1997 of $54.7 million was $6.9 million less than orders of $61.6 million for the six months ended December 31, 1996. Of the $6.9 million decline in orders, $4.6 million related to the sale of the ventilation products division while $2.3 million related to the Company's core business. The decline in core business orders consisted of a decrease in the second quarter orders of $2.7 million which was partially offset by a $0.4 million increase in the first quarter year to year order comparison. Management can not predict when the ramifications of the previously discussed macroeconomic conditions will be resolved, particularly the decline in the Asian market and pressures from the home healthcare market. Internal operational issues, as previously discussed, are being addressed and have been improving, however, there can be no assurance to the extent that these issues will be resolved.

Medical gas equipment sales for the six months ended December 31, 1997 of $22.8 million were $2.4 million, or 12.8% above same period prior year sales of $20.2 million. Medical gas system construction sales, headwall sales, medical gas suction and regulation device sales experienced increases of 20.1%, 39.8% and 2.2%, respectively, for the six months ended December 31, 1997 compared to the same period prior year sales. The increase in shipments of these products for the six months ended December 31, 1997 reflected the strong order trend experienced during the past three to five quarters; however, order patterns for these products, particularly medical gas suction and regulation devices experienced market softness, as previously discussed, during the second quarter of fiscal 1998.

Orders for medical gas equipment of $19.8 million for the six months ended December 31, 1997 were $1.4 million, or 6.6% less than orders of $21.2 million for the six months ended December 31, 1996. Medical gas construction orders have increased by 5.7% while headwall orders, which are subject to frequent fluctuations in order patterns, declined 44.5%, and orders for medical gas suction and regulation devices, which experienced soft second quarter demand, as previously discussed, have declined 9.5% as compared to the prior year same period orders.

Respiratory therapy equipment sales for the six months ended December 31, 1997 of $25.8 million were $5.7 million below the prior year same period sales of $31.5 million. Of the decline, $3.7 million was attributable to the previously discussed sale of the ventilator business and $2.0 million of the decline relates to the Company's remaining product lines. Sales to the home healthcare market declined by 16.2% attributable to external factors in the market as previously discussed. In addition, pricing pressures caused by the consolidation of home health care dealers and continued concerns over potential Medicare and Medicaid reductions in home oxygen therapy reimbursement rates continued to impact sales of home health care products. The Company has continued to experience capacity limitations at the Toledo, Ohio facility although recent improvements in direct labor constraints and plant layout changes have begun to improve efficiencies and throughput of disposable products. Sales to the hospital market increased by 9.5% in the six months ended December 31, 1997 compared to the prior year same period but had declined by 4.5% in the second quarter of fiscal 1998, as previously discussed. The new tooling for the disposable canister units has now been completed which the Company hopes will improve fiscal 1998 third quarter sales. In addition, the new Respical calibration device has been introduced in the third quarter of fiscal 1998. Orders of respiratory therapy products for the six months ended December 31, 1997 for the remaining products declined by 3.6% as a result of factors discussed above.

Emergency medical product sales of $5.6 million for the six months ended December 31, 1997 were $0.1 million, or 2.9% under sales of $5.7 million in the comparable prior year period. Orders for emergency medical products decreased to $6.3 million for the six months ended December 31, 1997 from $6.5 million for the six months ended December 31, 1996. The decline was attributable to the absence of several large orders booked in the second quarter of fiscal 1997, which exceeded $1.0 million, that did not repeat in the current year and due to softness in demand from Asian markets.

The impact of the Asian currency devaluations combined with the sale of the ventilation products division, both events occurring in the second quarter of fiscal 1998, affected the Company's international sales for the six months ended December 31, 1997. International sales, which are included in the product line sales discussed above, were $16.0 million for the six months ended December 31, 1997, a decline of $0.1 million from international sales of $16.1 million for the six months ended December 31, 1996. A $2.0 million decline in sales resulting from the previously discussed sale of the ventilation products division was partially offset by a year to year increase in core business sales of $1.9 million. Core business international sales increased by 21.2% from year to year, however, the shipments primarily related to prior quarter orders. International orders of core business products were 3.3% ended December 31, 1997 below the prior year same period international orders. As a result of the sale of the ventilation products division the percent of total net sales represented by the Company's international sales is expected to approximate 20%.

Gross profit for the six months ended December 31, 1997 of $16.0 million was $2.0 million below the gross profit of $18.0 million for the six months ended December 31, 1996. Gross profit as a percent to net sales was 29.5% and 31.2% for the six months ended December 31, 1997 and December 31, 1996, respectively. The sale of the high margin ventilation products division impacted the decline in gross margin as these products were part of the Company's business for only four months of fiscal 1998 compared to the full six months in fiscal 1997. Continued pricing pressures brought on by the consolidations and cost containment initiatives of healthcare providers and the Company's planned reductions in inventories led to reduced manufacturing throughput resulting in lower absorption of plant overhead which also reduced margins as a percent to net sales. Finally, the Company increased inventory reserves in excess of $0.8 million in the six months ended December 31, 1997.

Selling, General, and Administrative ("SG&A") expenses for the six months ended December 31, 1997 were $13.6 million, a decline of $3.0 million from SG&A expenses of $16.6 million for the six months ended December 31, 1996. The decline in SG&A primarily relates to the sale of the ventilation products division. In addition, certain investments in field sales force training, product literature expenditures, and other consulting expenses made in the prior year did not repeat in fiscal 1998. In the current year, the Company installed to its computer systems at its Toledo, Ohio operations and also incurred recruitment costs to fill several key positions. As a percent to net sales, SG&A expenses declined to 25.0% for the six months ended December 31, 1997 compared to 28.9% for the six months ended December 31, 1996.

As previously discussed, the Company recorded a non-recurring gain on sale of the ventilation products division of $12.8 million in operating income and recorded several non-recurring charges totaling $9.8 million in the second quarter of fiscal 1998.

Income from operations for the six months ended December 31, 1997 of $5.4 million was $4.0 million above income from operations of $1.4 million for the six months ended December 31, 1996. The increase was primarily attributable to the net effects of the non-recurring items described above combined with operational improvements noted in the first quarter of fiscal 1998. Without the non-recurring items discussed above, income from operations would have been $2.4 million for the six months ended December 31, 1997 compared to $1.4 million for the prior year same period.

Interest expense for the six months ended December 31, 1997 was $3.1 million, an increase of $0.5 million over interest expense of $2.5 million in the prior year. This increase was attributable to the significant fees the Company paid to its previous bank syndicate in the first quarter of fiscal 1998 to obtain covenant waivers. On August 8, 1997, the Company refinanced its commercial debt and entered into a $46.0 million credit facility with Foothill Capital Corporation and the Company also obtained $5.0 million of subordinated debt. The refinancing arrangement eliminated the requirement of making significant quarterly fee payments to obtain covenant waivers. The Company reduced its outstanding debt in early November by $35.7 million dollars by applying the net proceeds of the sale of the ventilation products division. Taxes due on the gain, of approximately $6.1 million, will be paid in March, 1998. Accordingly, debt levels will be lower until such payment is made. Interest expense during the six months ended December 31, 1997 also included $0.4 million for the full amortization of loan costs related to the portion of debt that was paid down with the proceeds from the gain.

Allied had income before provision for income taxes of $2.3 million in the six months ended December 31, 1997 compared to a loss before provision for income taxes of $1.2 million in the prior year comparable period, an increase of $3.5 million, based on the factors described above.

The provision for income taxes of $9.1 million for the six months ended December 31, 1997 as compared to income before taxes and extraordinary loss of $2.3 million, resulted in an unusual effective tax rate of 399% which primarily reflected the tax effects relative to the non-recurring items recorded in the second quarter of fiscal 1998. In the six months ended December 31, 1996, Allied recorded a tax benefit of $0.5 million, for an effective tax rate of 40% on a loss before taxes of $1.2 million.

Allied recorded an extraordinary loss on the early extinguishment of debt, which is discussed further below, of $0.5 million, or $0.07 basic per share, in the first quarter of fiscal 1998. This extraordinary loss is net of a tax benefit of $0.4 million. The net loss for the six months ended December 31, 1997 was $7.3 million, or $0.94 per basic share. Exclusive of the extraordinary loss, the non-recurring gain on the sale of the ventilation products division business, and the other non-recurring charges, the net loss for the six months ended December 31, 1997 would have been $0.8 million or $0.09 per basic share.
Earnings per share amounts reported are basic earnings per share, which are substantially the same as diluted earnings per share. The number of common shares used in the calculation of earnings per share was 7,803,389 and 7,796,682 for the first six months of fiscal 1998 and fiscal 1997, respectively.

FINANCIAL CONDITION

The  following  table  sets  forth  selected  information   concerning  Allied's
financial condition:

      Dollars in thousands           December 31, 1997            June 30, 1997
      --------------------           -----------------            -------------
      Cash                             $1,375                     $988
      Working Capital                  $18,045                    $18,743
      Total Debt                       $15,303                    $46,932
      Current Ratio                     1.84:1                     1.57:1

The Company's working capital was $18.0 million at December 31, 1997 compared to $18.7 million at June 30, 1997. Inventories, other current assets, and accounts payable all decreased as a result of the previously discussed sale of the ventilation products division. Proceeds from such sale were utilized to significantly reduce debt during the second quarter, which is discussed further below. Accounts receivables declined to $16.6 million at December 31, 1997, or $6.5 million from $23.1 million at June 30, 1997. Of this decline, $7.3 million are receivables attributable to the ventilator business which was partially offset by an increase in receivables of $0.8 million for the Company's core business. Accounts receivables as measured in days sales outstanding ("DSO") increased to 74 DSO from 71 DSO in this period, primarily as a result of the slow down in customers payments during the winter holiday season. The amount of receivables over 90 days from date of invoice declined by $0.5 million and related reserves as a percentage of receivables increased by one half of a percentage point. Inventories declined to $21.2 million, at December 31, 1997 or $4.8 million, from $26.0 million at June 30, 1997. Of this decline, $4.7 million is attributable to the ventilator business which was combined with a decline of $0.1 million in inventories related to the core business. The Company has focused on improving the mix of inventories and has been increasing stocking levels of high sales volume products while simultaneously reducing the stocking levels of low sales volume products. Inventories, as measured in days on hand ("DOH") increased to 131 DOH at December 31, 1997 from 124 DOH at June 30, 1997. Accounts payable decreased to $9.7 million at December 31, 1997, down $4.3 million from the June 30, 1997 balance of $14.0 million. Of this decline, $1.2 million of payables related to the ventilation products division. The Company experienced limited liquidity during fiscal 1997 due to a reduction in borrowing availability related to principal payments made on its term loans combined with the high level of fees paid to the Company's previous commercial bank group, as previously discussed. Consequently, payments to vendors and other obligations were extended, causing some disruption in vendor deliveries and services. The Company's limited liquidity situation was alleviated with the completion of its debt refinancing, on August 8, 1997, which is discussed further below. The Company is current on all its obligations and disruptions of vendor deliveries and services have been eliminated. The current portion of long term debt at December 31, 1997 was $2.0 million compared to $12.9 million at June 30, 1997. The June 30, 1997 current portion of long term debt included $4.0 million of term notes and $5.0 million of subordinated debt which were due to mature on February 1, 1998, but were repaid on November 3, 1997 and November 4, 1997, respectively, in conjunction with the sale of the ventilation products division.

The net increase/(decrease) in cash for the six months ended December 31, 1997 and 1996 was $0.4 million and $(0.1) million, respectively. Net cash provided by (used by) operations was $(2.7) million and $1.3 million for the same periods. Cash used by operations for the six months ended December 31, 1997 consisted of a net loss of $7.3 million which was partially offset by $2.9 million in non-cash charges to operations for amortization and depreciation, a non-cash loss on refinancing charges of $0.9 million and changes in working capital and defined tax accounts of $5.1 million. In addition, the Company reported a $12.8 million gain on sale the ventilation products division and also recorded non-recurring charges, for which the non-cash portion is $9.5 million, in the six months ended December 31, 1997. The Company received pre-tax proceeds of $36.0 million on the sale the ventilation products division, reduced total debt by $32.4 million, and made capital expenditures of $1.0 million which resulted in net increase in cash of $0.4 million in the six months ended December 31, 1997. Cash provided by operations for the comparable prior year period consisted of a net loss of $0.7 million which was offset by the non-cash charges of $2.7 million for depreciation and amortization, as well as cash generated by changes in working capital accounts, which included a tax refund of $1.8 million, of $2.6 million. The cash provided by operations was used for capital expenditures of $1.3 million results in a net decrease in cash of $0.1 million for the six months ended December 31, 1996. The adverse results of operations during the latter half of fiscal 1996 and during fiscal 1997 impacted the Company's liquidity and the ability of the Company to continue historical levels of fixed payments. Accordingly, on August 21, 1996 the Company's Board of Directors voted to suspend quarterly dividends effective immediately subsequent to the payment of dividends for the fourth quarter of fiscal 1996. In addition, to improve the liquidity of the Company and to reduce interest expense, on August 8, 1997 the Company refinanced its existing debt, which is discussed further below.

At December 31, 1997, the Company had aggregate indebtedness of $15.3 million, including $2.0 million of short-term debt and $13.3 million of long-term debt. At June 30, 1997, the Company had aggregate indebtedness of $46.9 million, including $12.9 million of short-term debt and $34.0 million of long-term debt. Throughout fiscal 1996 the Company entered into a series of amendments and waiver negotiations with its previous bank syndicate. During fiscal 1997, the Company paid waiver fees totaling approximately $2.2 million for the September 1996 amendment to its credit facilities, to obtain waivers for technical covenant violations at December 31, 1996 and March 31, 1997 and paid additional fees of $0.4 million in the first quarter of fiscal 1998. The Company was unsuccessful in its attempts to negotiate a long-term agreement with its previous bank syndicate. Accordingly, on August 8, 1997 the Company refinanced its existing debt through a new $46.0 million credit facility with Foothill Capital Corporation. The new credit facility, with a blended average interest rate of 10.2%, was comprised of a $25.0 million three-year revolving line of credit, three-year term loans of $10.0 million and $7.0 million, respectively, and a $4.0 million term loan maturing in February 1998. In conjunction with its new credit facilities, Allied placed an additional $5.0 million in subordinated debt , with several related parties to the Company maturing in February 1998 In addition, the Company issued 112,500 warrants at an exercise price of $7.025 per share, 62,500 of which were issued to the subordinated debt holders and the balance were issued to Foothill Capital
Corporation. Such warrants are exerciseable at the option of the holder beginning February 8, 1998. The proceeds from the August 8, 1997 refinancing were used to replace the Company's outstanding debt with the previous commercial bank syndicate, and to provide additional liquidity. On October 31, 1997 the Company completed the sale of its ventilation products division. On November 3, 1997 the Company repaid two term notes and a significant portion of its revolving credit facility to Foothill. On November 4, 1997 the Company repaid its $5.0 million subordinated debt. Amendments to the Foothill credit facility are expected to be completed in the fiscal 1998 third quarter to reflect the impact of the significant reductions in the Company's outstanding debt and the sale of the ventilation products division. The Company believes that cash flow from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures in fiscal 1998.

As of December 31, 1997, the Company had a backlog of $19.2 million compared to a backlog of $24.9 million at June 30, 1997. The Company's backlog, a significant portion of which is attributable to the Company's medical gas equipment products, consists of firm customer purchase orders which may be subject to cancellation by the customer. The sale of the ventilation products division reduced the Company's backlog by $3.7 million as compared to June 30, 1997. The Company's backlog increased in emergency medical products and respiratory therapy products in the six months ended December 31, 1997 such increase was being partially offset by a decline in backlog for medical gas equipment products.

Inflation has not had a material effect on the Company's business or results of operations.

Part II.     OTHER INFORMATION

Item 5.     Other Information

On February 9, 1998 the Company announced the appointment of James B. Hickey, Jr. to its board of directors. The Company also reduced its board size from nine to seven members by accepting the resignation of board members Samuel A. Hamacher, James C. Janning, and Donald E. Nickelson.

Item 6.       Exhibits and Reports on Form 8-K

(a)    Exhibits

       Exhibit 27 - Financial Data Schedule

(b)    Reports on Form 8-K

       (i) Form 8-k dated as of October 7, 1997 (announcing that the Company had entered into a definitive agreement with Thermo-Electron Corporation regarding the sale of substantially all of the assets of the Company's ventilation products division).

      (ii) Form 8-k dated as of October 31, 1997 (reporting the disposition of substantially all of the assets of the Company's ventilation products division).

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ALLIED HEALTHCARE PRODUCTS, INC.



Date: February 17, 1998                    /Barry F. Baker/
                                    -----------------------------------------
                                    Barry F. Baker
                                    Vice President - Finance and Chief Financial
                                      Officer
                                    (Principal Accounting and Financial Officer)