Form 10-Q
period 1998-03-31
ALLIED HEALTHCARE PRODUCTS INC
filed 1998-05-01
CIK 874710

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

(Mark  One)

 X   Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the Securities
---  Exchange  Act  of  1934

For  the  quarterly  period  ended  March  31,  1998

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Action of 1934

For  the  transition  period  from ______________ to ______________


                         Commission File Number 0-19266

                        ALLIED HEALTHCARE PRODUCTS, INC.

                              1720 Sublette Avenue

                           St. Louis, Missouri  63110
                                  314/771-2400

                          IRS Employment ID 25-1370721

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past ninety days.

                    Yes    X       No
                         -----         -----

     The number of shares of common stock outstanding at April 30, 1998 is 7,806,682 shares.

                                      INDEX


                                                                           Page
                                                                          Number
Part  I  -  Financial  Information

          Item  1.  Financial  Statements

                    Consolidated  Statement
                    of  Operations  -  three  months  and  nine  months        3
3                   ended March 31, 1998 and 1997 (Unaudited)

                    Consolidated    Balance  Sheets  -
                    March  31,  1998 (Unaudited) and                         4-5
                    June  30,  1997

                    Consolidated  Statements  of  Cash
                    Flow  -  nine  months ended                              6-7
                    March  31,  1998  and  1997  (Unaudited)

                    Consolidated  Statement  of  Changes
                    in  Stockholders'  Equity  for  nine  months
8
                    ended  March  31,  1998  (Unaudited)

                    Notes  to  Consolidated
                    Financial  Statements          (Unaudited)              9-10

          Item  2.  Management's  Discussion  and
                    Analysis  of  Financial  Condition                     11-22
                    and  Results  of  Operations

Part  II  -  Other  Information                                               23

          Item  6.     Exhibits  and  Reports  on  Form  8-k                  23

Signature                                                                     24

PART  I.      FINANCIAL  INFORMATION
ITEM  1.      FINANCIAL  STATEMENTS


                                  ALLIED HEALTHCARE PRODUCTS, INC.
                                CONSOLIDATED STATEMENT OF OPERATIONS
                                             (UNAUDITED)

                                                Three months ended           Nine months ended
                                                     March 31,                    March 31,
                                             -------------------------  ----------------------------
                                                1998          1997          1998           1997
                                             -----------  ------------  -------------  -------------

Net sales . . . . . . . . . . . . . . . . .  $22,784,952  $30,465,975   $ 76,990,844   $ 87,988,350
Cost of sales . . . . . . . . . . . . . . .   16,277,638   20,740,804     54,511,774     60,298,361
                                             -----------  ------------  -------------  -------------

Gross profit. . . . . . . . . . . . . . . .    6,507,314    9,725,171     22,479,070     27,689,989

Selling, general and
  administrative expenses . . . . . . . . .    5,407,382    8,143,489     18,982,113     24,754,757
Gain on sale of business. . . . . . . . . .            0            0    (12,812,927)             0
Non-recurring impairment losses . . . . . .            0            0      9,778,259              0
                                             -----------  ------------  -------------  -------------


Income from operations. . . . . . . . . . .    1,099,932    1,581,682      6,531,625      2,935,232

Other expenses:
  Interest expense. . . . . . . . . . . . .      492,828    1,731,777      3,565,228      4,255,952
  Other, net. . . . . . . . . . . . . . . .       69,101       71,387        156,351        126,323
                                             -----------  ------------  -------------  -------------

                                                 561,929    1,803,164      3,721,579      4,382,275
                                             -----------  ------------  -------------  -------------

Income (loss) before provision
  (benefit) for income taxes and
  extraordinary loss. . . . . . . . . . . .      538,003     (221,482)     2,810,046     (1,447,043)

Provision (benefit) for income taxes. . . .      297,144       80,800      9,360,607       (411,050)
                                             -----------  ------------  -------------  -------------


Income (loss) before extraordinary loss . .      240,859     (302,282)    (6,550,561)    (1,035,993)

Extraordinary loss on early
  extinguishment of debt, net of
  income tax benefit of $373,191. . . . . .            0            0        530,632              0
                                             -----------  ------------  -------------  -------------

Net income (loss) . . . . . . . . . . . . .  $   240,859    ($302,282)   ($7,081,193)   ($1,035,993)
                                             ===========  ============  =============  =============


Basic and diluted income (loss) per share:
  Income (loss) before extraordinary loss .  $      0.03       ($0.04)        ($0.84)        ($0.13)
  Extraordinary loss                                 ---          ---         ($0.07)           ---
                                             -----------  ------------  -------------  -------------

Net income (loss) . . . . . . . . . . . . .  $      0.03       ($0.04)        ($0.91)        ($0.13)
                                             ===========  ============  =============  =============


Weighted average shares . . . . . . . . . .    7,806,682    7,796,682      7,804,471      7,796,682
                                             ===========  ============  =============  =============

                    See accompanying Notes to Consolidated Financial Statements.


                          ALLIED HEALTHCARE PRODUCTS, INC.
                             CONSOLIDATED BALANCE SHEET
                                       ASSETS

                                                          March 31,      June 30,
                                                             1998          1997
                                                         ------------  ------------
                                                          (Unaudited)
Current Assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . .  $  1,208,660  $    988,436
   Accounts receivable, net of allowance for doubtful
      accounts of $998,760 and $1,225,326, respectively    16,507,534    23,093,037
   Inventories. . . . . . . . . . . . . . . . . . . . .    20,180,297    26,052,991
   Other current assets . . . . . . . . . . . . . . . .        91,506     1,544,811
                                                         ------------  ------------

      Total current assets. . . . . . . . . . . . . . .    37,987,997    51,679,275
                                                         ------------  ------------

   Property, plant and equipment, net . . . . . . . . .    18,005,541    20,848,870
   Goodwill, net. . . . . . . . . . . . . . . . . . . .    28,229,917    50,763,511
   Deferred income taxes-noncurrent . . . . . . . . . .             0     1,665,069
   Other assets, net. . . . . . . . . . . . . . . . . .       652,187     1,386,291
                                                         ------------  ------------

      Total assets. . . . . . . . . . . . . . . . . . .  $ 84,875,642  $126,343,016
                                                         ============  ============


          See accompanying Notes To Consolidated Financial Statements.


                                   (CONTINUED)

                               ALLIED HEALTHCARE PRODUCTS, INC.
                                  CONSOLIDATED BALANCE SHEET
                                          (CONTINUED)
                             LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    March 31,      June 30,
                                                                      1998           1997
                                                                  -------------  -------------
                                                                    (Unaudited)
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . .  $  6,484,197   $ 14,048,235
   Current portion of long-term debt . . . . . . . . . . . . . .     2,594,532     12,890,772
   Other current liabilities . . . . . . . . . . . . . . . . . .     5,142,425      5,997,670
                                                                  -------------  -------------

      Total current liabilities. . . . . . . . . . . . . . . . .    14,221,154     32,936,677
                                                                  -------------  -------------

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .    17,667,043     34,041,300

Deferred income tax liability-noncurrent . . . . . . . . . . . .       634,849              0

Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.01 par value; 1,500,000 shares
    authorized; no shares issued and outstanding; which includes
    Series A preferred stock; $.01 par value; 200,000
    shares authorized; no shares issued and outstanding
   Common stock; $.01 par value; 30,000,000 shares
    authorized; 7,806,682 and 7,796,682 shares issued
    and outstanding at March 31, 1998 and
    June 30, 1997, respectively. . . . . . . . . . . . . . . . .       101,102        101,002
   Additional paid-in capital. . . . . . . . . . . . . . . . . .    47,014,621     46,945,971
   Common stock in treasury, at cost . . . . . . . . . . . . . .   (20,731,428)   (20,731,428)
   Retained earnings . . . . . . . . . . . . . . . . . . . . . .    25,968,301     33,049,494
                                                                  -------------  -------------

      Total stockholders' equity . . . . . . . . . . . . . . . .    52,352,596     59,365,039
                                                                  -------------  -------------

      Total liabilities and stockholders' equity . . . . . . . .  $ 84,875,642   $126,343,016
                                                                  =============  =============



          See accompanying Notes To Consolidated Financial Statements.

                           ALLIED HEALTHCARE PRODUCTS, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)

                                                                 Nine months ended
                                                                     March 31,
                                                            --------------------------
                                                                1998          1997
                                                            ------------  ------------
Cash flows from operating activities:
   Net loss. . . . . . . . . . . . . . . . . . . . . . . .  ($7,081,193)  ($1,035,993)
   Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:

      Depreciation and amortization. . . . . . . . . . . .    3,916,961     4,088,674
      Gain on sale of Bear Medical . . . . . . . . . . . .  (12,812,927)            0
      Loss on refinancing of long-term debt. . . . . . . .      903,823             0
      Noncash portion of non-recurring impairment losses .    9,572,390             0
      Decrease (increase) in accounts receivable, net. . .      607,124      (359,597)
      Decrease in inventories. . . . . . . . . . . . . . .      573,594       561,651
      Decrease in income taxes receivable. . . . . . . . .            0     1,354,681
      Decrease in deferred income taxes - asset. . . . . .    2,001,014             0
      Decrease (increase) in other current assets. . . . .      542,437       (36,361)
      Decrease in accounts payable . . . . . . . . . . . .   (6,070,629)     (645,033)
      Increase in accrued income taxes . . . . . . . . . .    1,776,585             0
      Decrease in other current liabilities. . . . . . . .   (1,818,329)     (728,843)
      Increase in deferred income taxes - liability. . . .      634,849             0
                                                            ------------  ------------

       Net cash provided by (used in) operating activities   (7,254,301)    3,199,179
                                                            ------------  ------------


Cash flows from investing activities:
   Capital expenditures, net . . . . . . . . . . . . . . .     (420,143)   (1,790,106)
   Proceeds on sale of Bear Medical, net of disposal costs   35,378,957             0
                                                            ------------  ------------

       Net cash provided by (used in) investing activities   34,958,814    (1,790,106)
                                                            ------------  ------------







                                   (CONTINUED)

                         ALLIED HEALTHCARE PRODUCTS, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)

                                                          Nine months ended
                                                              March 31,
                                                    -----------------------------
                                                         1998           1997
                                                    --------------  -------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt. . . .     26,000,000      5,000,000
   Payments of long-term debt. . . . . . . . . . .    (36,747,627)    (1,652,664)
   Borrowings under revolving credit agreement . .    106,514,530     19,499,516
   Payments under revolving credit agreement . . .   (122,358,410)   (23,565,161)
   Issuance of common stock. . . . . . . . . . . .         68,750              0
   Debt issuance costs . . . . . . . . . . . . . .       (961,532)      (669,667)
   Dividends paid on common stock. . . . . . . . .              0       (545,768)
                                                    --------------  -------------

       Net cash used in financing activities . . .    (27,484,289)    (1,933,744)
                                                    --------------  -------------


   Net increase (decrease) in cash and equivalents        220,224       (524,671)
   Cash and equivalents at beginning of period . .        988,436      1,489,133
                                                    --------------  -------------

   Cash and equivalents at end of period . . . . .  $   1,208,660   $    964,462
                                                    ==============  =============



Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest. . . . . . . . . . . . . . . . . .  $   4,213,765   $  4,349,287
       Income taxes. . . . . . . . . . . . . . . .  $   4,140,629   $     77,962






          See accompanying Notes To Consolidated Financial Statements.

                            ALLIED HEALTHCARE PRODUCTS, INC.
                          CONSOLIDATED STATEMENT OF CHANGES IN
                                  STOCKHOLDERS' EQUITY
                                       (UNAUDITED)





                                                Additional
                          Preferred    Common     paid-in      Treasury       Retained
                            stock      stock      capital        stock        earnings
                          ----------  --------  -----------  -------------  ------------
Balance, June 30, 1997 .  $        0  $101,002  $46,945,971  ($20,731,428)  $33,049,494

Issuance of common stock                   100       68,650
Net loss for the
   nine months ended
   March 31, 1998                                                            (7,081,193)
                          ----------  --------  -----------  -------------  ------------

Balance,
   March 31, 1998. . . .  $        0  $101,102  $47,014,621  ($20,731,428)  $25,968,301
                          ==========  ========  ===========  =============  ============


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

          The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"), in the quarter ended December 31, 1997. FAS 128 requires the presentation of basic and diluted earnings per share. The effect of adopting FAS 128 was not material to the reported earnings and loss per share amounts in the accompanying financial statements.
          -

2.    Inventories

          Inventories  are  comprised  as  follows:

                    March 31,     June 30,
                      1998          1997
                  (Unaudited)
Work-in-progress  $   984,612  $ 2,726,585
Component Parts    15,621,825   18,679,482
Finished Goods      3,573,860    4,646,924
                  -----------  -----------
                  $20,180,297  $26,052,991
                  ===========  ===========

     The above amounts are net of a reserve for obsolete and excess inventory of approximately $2.1 million and $1.7 million at March 31, 1998 and June 30, 1997, respectively.

     3.    Debt  Refinancing

          On August 8, 1998 the Company refinanced its existing debt through a new $46.0 million credit facility with Foothill Capital Corporation (Foothill), a division of Norwest Bank. The Foothill credit facility, with a blended average interest rate of 10.2%, is comprised of a $25.0 million three-year revolving line of credit, three-year term loans of $10.0 million and $7.0 million, respectively, and a $4.0 million loan maturing in February 1998. In conjunction with the new financing agreement, Allied placed an additional $5.0 million in subordinated debt financing, also scheduled to mature in February 1998, with several related parties to the Company. In addition, the Company issued 112,500 warrants with an exercise price of $7.025 per share, 62,500 of which were issued to the holders of the subordinated debt and the remaining warrants were issued to Foothill. In conjunction with the debt refinancing, the Company recorded a $0.5 million, net of taxes, extraordinary expense to write off the unamortized loan costs of the previous credit facility.

4.    Sale  of  Bear  Medical  Systems  and  BiCore  Monitoring  Systems

          On October 31, 1997, the Company sold the assets of Bear Medical Systems and its subsidiary BiCore Monitoring Systems, to Thermo Electron Corporation for approximately $35.7 million, net of transaction costs, plus the assumption of certain liabilities, resulting in a one-time, pre-tax gain of approximately $12.8 million. The provision for income taxes associated with the gain on sale of the business approximated $9.4 million. The relatively higher effective tax rate on the transaction reflected the fact that approximately $12.7 million of goodwill associated with the business is not deductible for income tax purposes.

          The net proceeds of approximately $29.5 million after federal and state taxes payable of approximately $6.1 million, were utilized to repay a significant portion of the Company's term notes and repay all of its subordinated debt, $15.8 million, which had a coupon rate of 14.0% per annum.

          Had the divestiture occurred on July 1, 1996, pro forma consolidated net sales, net loss and basic and diluted loss per share for the nine months ended March 31, 1998 would have been $66.6 million, $10.9 million, and $1.40 per share respectively. For the three months ended March 31, 1997, pro forma consolidated net sales, net loss and basic and diluted loss per share would have been $23.6 million, $0.5 million, and $0.06 per share respectively, For the nine months ended March 31, 1997, pro forma consolidated net sales, net basic and diluted loss per share would have been $66.9 million, $1.7 million, and $0.22 per share respectively.

          The unaudited pro forma information is based on assumptions deemed appropriate by Allied Healthcare Products, Inc. and is not intended to reflect what the Company's net sales, net loss, or basic and diluted loss per share would have been had the sale occurred on July 1, 1996 or to project the Company's results of operations for the future.

5.    Non-Recurring  Items
      --------------------

          In  the  second  quarter  of  fiscal  1997,  non-recurring  items  of
$9,778,259 were charged to operations. These items included $8,874,129 impairment losses relative to goodwill for certain subsidiaries, $403,530 in connection with discontinuing operations in its Mt. Vernon, Ohio facility, and $500,000 in connection with the early termination of a consulting agreement.

          The goodwill impairment provisions reflected the Company's evaluation of the carrying value of its remaining business subsequent to the sale of Bear and BiCore in the second quarter of fiscal 1998. Such goodwill writedowns, which were determined pursuant to the Company's impairment accounting policy described in Note 2 to the June 30, 1997 financial statements, primarily related to the Company's headwall and disposable products businesses, which continue to experience weakness in financial results due to a variety of market conditions. Due to the non-deductible nature of these goodwill writedowns for income tax reporting purposes, the Company's effective income rate is substantially higher in the nine months ended March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Allied Healthcare Products, Inc. ("Allied" or the "Company") for the three month and nine month periods ended March 31, 1998 compared to the three month and nine month periods ended March 31, 1997. This discussion should be read in conjunction with the June 30, 1997 and March 31, 1998 consolidated financial statements and accompanying notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 1997 and this Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, respectively.

Certain statements contained herein are forward-looking statements. Actual results could differ materially from those anticipated as a result of various factors, including cyclical and other industry downturns, the effect of currency devaluations and recessionary conditions in certain Asian markets, the effects of federal and state legislation on health care reform, including Medicare and Medicaid financing, the ability to realize the full benefit of recent capital expenditures or consolidation and rationalization activities, difficulties or delays in the introduction of new products or disruptions in selling, manufacturing and/or shipping efforts.

The results of operations for the first nine months of fiscal 1998 were affected by several one time items as described further below, which were recorded in the second quarter. On October 31, 1997, the Company sold the assets of its ventilation products division for a gain. The proceeds from this sale were used to significantly pay down debt and to provide additional liquidity. The Company also recorded several non-recurring items and other charges to operations in the second quarter of fiscal 1998. Such non-recurring items reflect changes in business conditions resulting from the sale of the ventilation products division and other changes in market conditions. In addition, reserves for inventories and bad debts were increased throughout the fiscal year the effect thereof, are included in the results of operations. As a result, the Company has strengthened its balance sheet by reducing debt, reducing intangible assets, and increasing reserves.

The review of and comparability of year to year operating results is complicated by the sale of the ventilation products division on October 31, 1997. The fiscal 1998 results include ventilation products division operations for zero months and four months in the three month and nine month periods ended March 31, 1998 while the fiscal 1997 results include ventilation products division operations for the full three month and nine month periods ended March 31, 1997.

The components impacting fiscal 1998 year to date operating results are as follows:

SALE  OF  VENTILATION  PRODUCTS  DIVISION
-----------------------------------------

On October 31, 1997, the Company sold the assets of Bear Medical Systems, Inc. ("Bear") and its subsidiary BiCore Monitoring Systems, Inc. ("BiCore") to Thermo Electron Corporation for $36.6 million plus the assumption of certain liabilities. The net proceeds of $29.5 million, after expenses, including federal and state taxes accrued for and/or paid through March 31, 1998, were utilized to repay a significant portion of its term notes and to repay all of its subordinated debt, $15.8 million of which had a coupon rate of 14.0% per annum.

The sale of these assets resulted in a gain before taxes for financial reporting purposes of $12.8 million, which is recorded in the Company's results of operations for the nine months ended March 31, 1998. The gain on sale of the ventilation products division, as a discrete item, resulted in a tax provision of $9.4 million. The relatively higher effective tax rate on this transaction reflected the fact that approximately $12.7 million of goodwill associated with these businesses is not deductible for income tax purposes. The net income effect of the gain on sale of business is income of approximately $3.4 million, or $0.43 per share.

DEBT  REDUCTION
---------------

The proceeds from the gain on sale of the ventilation products division were used to significantly pay down the Company's debt during the second quarter of fiscal 1998. The $36.6 million received from the sale of business was used to reduce the Company's commercial debt by $31.4 million, to pay $1.0 million of expenses associated with such sale and to pay the third quarter estimated tax payment, which included federal and state taxes due on the gain, of $4.2 million.

Prior to the sale of the business the Company had $45.6 million in outstanding commercial and subordinated debt. On November 3, 1997 , the Company repaid two term notes totaling $10.8 million, which had a coupon rate of 14.0% per annum, and significantly reduced the outstanding balance of its revolving line of credit, and on November 4, 1997 repaid $5.0 million of 14.0% subordinated debt.

NON-RECURRING  CHARGES
----------------------

During the second quarter of fiscal 1998, the Company re-evaluated the carrying value of its various businesses and recorded $9.8 million of non-recurring charges to reflect the changes in business conditions resulting from the sale of the ventilation product division and due to other changes in market conditions discussed below, which culminated during the second quarter of fiscal 1998. The elements comprising the $9.8 million of non-recurring charges, which are included in the results of operations for the nine months ended March 31, 1998, are:

Goodwill writedowns, which were determined pursuant to the Company's impairment policy as described in Note 2 to the June 30, 1997 financial statements, totaled $8.9 million for the four following businesses:

     $4.4 million associated with the partial goodwill writedown related to the B&F disposable products business. Continuing weakness in financial results of the business due to market condition changes in the home healthcare market including pressures on pricing, and overall weakness in financial results of the national home healthcare chains caused Allied to re-evaluate and adjust the carrying value of this business.

     $2.4 million associated with the partial writedown of goodwill for Allied's headwall business which continues to experience weakness in financial results due to market conditions.

     $1.6  million  associated  with  the  writedown  of Omni-Tech Medical, Inc.
       goodwill. This transportation ventilator business is directly related to the recently sold Bear ventilation products division and is not anticipated to contribute to the ongoing operations of the Company.

     $0.5  million  associated  with  the  write-down of goodwill for the Design
       Principles Inc. backboard business. Increased costs have significantly eroded the margins of this business necessitating a re-evaluation of the carrying value of its goodwill.

In addition to the non-cash goodwill write-downs, the other non-recurring items include:

     $0.5 million of consulting fees related to a co-operative purchasing study.

     $0.4  million  for the writedown of leasehold improvements and a reserve of the  remaining  lease  payments for B&F's Mt. Vernon, Ohio facility which was closed as part of the Company's rationalization initiatives. The tenant subletting this facility is operating under Chapter 11 reorganization protection.

The combined tax impact of these non-recurring charges resulted in a minimal $0.4 million tax benefit, due to the non-deductibility for tax purposes of the $8.9 million of goodwill writedowns. The non-recurring charges, as a discrete item, resulted in a net loss of approximately $9.4 million or a loss of $1.21 per share.

As a result of the writedown of the carrying value of goodwill for certain businesses described above, the Company expects to reduce its annual
amortization  charges  by  $0.3  million  or  $0.04    per  share.

FINANCIAL  INFORMATION:
-----------------------
The following table sets forth, for the fiscal period indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statement of operations.

                                                  Three Months Ended  Nine Months Ended
                                                         March 31,      March 31,
                                                       1998    1997    1998     1997
                                                      ------  ------  -------  ------
Net Sales. . . . . . . . . . . . . . . . . . . . . .  100.0%  100.0%   100.0%  100.0%
Cost of sales. . . . . . . . . . . . . . . . . . . .   71.4    68.1     70.8    68.5
                                                      ------  ------  -------  ------
Gross profit . . . . . . . . . . . . . . . . . . . .   28.6    31.9     29.2    31.5
Total SG&A expenses. . . . . . . . . . . . . . . . .   23.7    26.7     24.7    28.1
Gain on sale of business                          -.      -   (16.6)       -
Non-recurring charges. . . . . . . . . . . . . . . .      -      -_     12.7     -__
                                                      ------  ------  -------  ------
Income from operations . . . . . . . . . . . . . . .    4.9     5.2      8.4     3.4
Interest/other expense . . . . . . . . . . . . . . .    2.5     5.9      4.8     5.0
                                                      ------  ------  -------  ------
Income (loss) before provision
     (benefit) for income taxes. . . . . . . . . . .    2.4    (0.7)     3.6    (1.6)
Provision (benefit) for income taxes . . . . . . . .    1.3    (0.3)   (12.1)   (0.5)
                                                      ------  ------  -------  ------
Net income (loss) before
        extraordinary item . . . . . . . . . . . . .    1.1    (1.0)    (8.5)   (1.1)
Extraordinary (loss) . . . . . . . . . . . . . . . .      -       -     (0.7)    -__
                                                      ------  ------  -------  ------
Net income . . . . . . . . . . . . . . . . . . . . .    1.1%  (1.0)%  ( 9.2)%  (1.1)%
                                                      ======  ======  =======  ======

RESULTS  OF  OPERATIONS
-----------------------

Allied  manufactures  and  markets  medical  gas  equipment, respiratory therapy
equipment  and  emergency  medical  products.    Set  forth  below  is  certain
information with respect to amounts (dollars in thousands) and percentages of net sales attributable to these product lines for the three months and nine months ended March 31, 1998 compared to the three months and nine months ended March 31, 1997.

                                        Three Months Ended
                                March 31, 1998  March 31, 1997
                                         % of             % of
                                        total            total
                                 Net     net      Net     net
                                sales   sales    sales   sales
                               -------  ------  -------  ------
Medical Gas Equipment . . . .  $12,167   53.4%  $11,384   37.4%
Respiratory Therapy Equipment    7,634   33.5%   16,073   52.7%
Emergency Medical Products. .    2,984   13.1%    3,009    9.9%
                               -------  ------  -------  ------
Total . . . . . . . . . . . .  $22,785  100.0%  $30,466  100.0%
                               =======  ======  =======  ======

                                        Three Months Ended
                                March 31, 1998  March 31, 1997
                                         %of              %of
                                        total            total
                                 Net     net      Net     net
                                sales   sales    sales   sales
                               -------  ------  -------  ------
Medical Gas Equipment . . . .  $34,993   45.4%  $31,624   36.0%
Respiratory Therapy Equipment   33,456   43.5%   47,632   54.1%
Emergency Medical Products. .    8,542   11.1%    8,732    9.9%
                               -------  ------  -------  ------
Total . . . . . . . . . . . .  $76,991  100.0%  $87,988  100.0%
                               =======  ======  =======  ======

Three months ended March 31, 1998 compared to three months ended March 31, 1997
-------------------------------------------------------------------------------

Net sales for the three months ended March 31, 1998 of $22.8 million were $7.7 million below sales of $30.5 million for the three months ended March 31, 1997. Of the $7.7 million decline in sales, $6.7 million of the decline was attributable to sales associated with the disposal of the ventilation products division and $1.0 million of the decline relates to the Company's remaining product lines. The $1.0 million decline in remaining product line sales represents a 4.1% decline from year to year. Factors impacting sales in the third quarter of fiscal 1998 include external and internal issues. External, or macro-economic factors include the continued pricing pressures on the home healthcare market and the impact of the Asian currency valuations on international sales. These external factors were partially offset by increases in domestic sales of medical gas products, which were ordered in prior periods, and emergency products. The internal factors include the short term disruptions caused by the realignment of the Company's sales force subsequent to the sale of the ventilation products division and continued refinements of manufacturing processes in the Toledo, Ohio facility.

New orders, or the pace of incoming business, of $22.5 million for the three months ended March 31, 1998 were $10.3 million below orders of $32.8 million in the prior year same period. $6.8 million of this decline was attributable to the ventilation products division while $3.5 million of the decline in orders relates to the remaining businesses. This 13.4% decline in orders for remaining product lines was attributable to external and internal factors previously discussed combined with the decline in orders for medical gas construction and headwall products. Order patterns for these products are volatile due to their high dollar value per order evidenced by several large bid orders received in the third quarter of fiscal 1997 which did not repeat in the current period. While the bid activity for these product lines remain unchanged in number of bids, the value of the bids, on average, is lower than in prior periods.

Medical gas equipment sales in the third quarter of fiscal 1998 of $12.2 million were $0.8 million, or 6.9%, over medical gas equipment sales in the same period prior year of $11.4 million. Medical gas suction and regulation device sales increased by 6.8% over the comparable prior year period, following a slow down in sales in the second quarter of fiscal 1998 due to soft demand in Asian markets and a planned reduction of stocking status by the Company's domestic distributors. Headwall sales, the smallest segment of medical gas equipment, increased 64.0% over the comparable period prior year sales on the strength of orders booked in prior periods. Partially offsetting these increases was a decline in medical gas construction products to $4.4 million from sales of $4.6 million in the prior year comparable period.

Orders for medical gas equipment products in the third quarter of fiscal 1998 of $11.1 million were $3.3 million, or 23.0%, under orders of $14.4 million in the third quarter of fiscal 1997. Medical gas construction and headwall orders are subject to infrequent large bid orders. These products were below comparable period prior year orders by 31.0% and 64.6%, respectively, primarily as a result of soft demand in both the domestic and Asian markets. Medical gas suction and regulation devices, which are principally shipped in the same period in which they are ordered, experienced a 6.0% increase in orders. This increase is attributable to deferments of orders for this product noted in the second quarter of fiscal 1998, as previously discussed.

     Respiratory therapy equipment sales in the third quarter of fiscal 1998 of $7.6 million were $8.4 million below the prior year same period sales of $16.0 million. $6.7 million of this decline was attributable to the ventilation products division while $1.7 million of the decline relates to remaining product lines. Sales to the home healthcare market declined by 23.4%, which primarily reflected a reduction in sales of low margin aluminum cylinders and reductions in sales due to competitive pressures in home health care hardgood products, such as nebulizers and aspirators. Additionally, pricing pressures caused by the consolidation of home healthcare dealers and continued concerns over potential reductions in home oxygen therapy reimbursement rates continued to impact sales of home healthcare products. Current customer order patterns are likely to continue for the foreseeable future. Sales to the hospital market remain relatively unchanged in the three months ended March 31, 1998 compared to the prior year same period. Plant layout changes have begun to improve manufacturing efficiencies and throughput of disposable products in the Toledo, Ohio facility. The new tooling for the disposable canister units has now been placed in service which has resulted in improved fiscal 1998 third quarter sales as compared to the previous two sequential quarters. In addition, the new Respical calibration device has been introduced in the third quarter of fiscal 1998. Orders of respiratory therapy products in the third quarter of fiscal 1998 for the Company's home health care products declined by 16.3% compared to the third quarter of fiscal 1997 as a result of factors discussed above, while hospital orders increased 10.2% as a result of the new disposable canister unit and the introduction of the Respical unit.

     Emergency medical product sales in the third quarter of fiscal 1998 of $3.0 million were relatively unchanged from the comparable prior year period. Orders for emergency medical products increased to $3.5 million, or 22.0%, from orders of $2.9 million in the comparable prior year period. This increase in orders is attributable to a large international stocking order for emergency medical products. In addition, enhancements made on two products improved product quality and manufacturing efficiencies.

     The impact of the Asian currency devaluation combined with the second quarter sale of the ventilation products division affected the Company's international sales in the third quarter of fiscal 1998. International sales, which are included in the product line sales discussed above, were $3.4 million for the three months ended March 31, 1998, a decline of $5.3 million from sales of $8.7 million for the three months ended March 31, 1997. The decline in international sales includes $4.2 million resulting from the ventilation products division. Sales of core business products experienced a $1.1 million decline in sales, primarily attributable to soft demand in the Asian markets. International orders of core business products in the third quarter of fiscal 1998 were 58.3% below the prior year period international orders primarily because of the factor previously discussed. As a result of the sale of the ventilation products division and the decline in Asian markets, the percent of the total net sales represented by the Company's international sales declined to 15.0% in the third quarter of fiscal 1998 compared to 28% in the same prior year period.

     Gross profit for the third quarter of fiscal 1998 of $6.5 million was $3.2 million below the gross profit of $9.7 million in the third quarter of fiscal 1997. Gross profit as a percent to net sales was 28.6% and 31.9% for the third quarter fiscal 1998 and fiscal 1997, respectively. The disposal of the higher margin ventilation products division impacted the gross margin as these products were not part of the Company's business in the third quarter of fiscal 1998 compared to the full three months of fiscal 1997. In addition, margins were reduced by the continued pricing pressures brought on by the consolidations and cost containment initiatives of healthcare providers. The Company's planned reductions in inventories resulted in reduced manufacturing throughput and absorption of plant overhead which also served to reduce margins as a percent to net sales. To offset these margin pressure, the Company has stabilized prices on certain products and improved its sales mix due to a reduction in sales of lower margin distributed products.

     Selling, General, and Administrative ("SG&A") expenses for the third quarter of fiscal 1998 were $5.4 million, a decline of $2.7 million from SG&A expenses of $8.1 million in the third quarter of fiscal 1997. This decline is primarily attributable to the sale of the ventilation products division. In addition to reductions in direct SG&A expenses associated with the ventilation products division, the Company has eliminated several sales management, sales and marketing, and other administrative positions in its post-divestiture realignment initiatives. Partially offsetting these declines in SG&A expenses were key investments in technology and human resources relative to manufacturing operations. The Company installed its upgraded computer systems in the Toledo, Ohio operations and also incurred recruitment costs to fill several key operations positions. As a percent to net sales, SG&A expenses declined to 23.7% in the third quarter of fiscal 1998 compared to 26.7% in the third quarter of fiscal 1997.

     Income from operations in the third quarter of fiscal 1998 of $1.1 million was $0.5 million below income from operations of $1.6 million in the third quarter of fiscal 1997. The decrease was attributable to the net effects of the reduction in sales and gross margins, which were partially offset by reductions in SG&A expenses. The sale of the ventilation products division resulted in a net reduction in income from operations, but also result in significantly reduced debt and related interest costs as described below.

     Interest expense for the third quarter of fiscal 1998 was $0.5 million, a decrease of $1.2 million from interest expense of $1.7 million in the third quarter of fiscal 1997. The decrease is attributable to the significant reduction in debt and the absence of fees paid in the prior year to the
Company's previous bank group. The Company reduced its outstanding debt early in November 1997 by $35.7 million by applying the net proceeds from the sale of the ventilation products division. The third quarter estimated tax payment of $4.2 million, which included taxes due on the gain, was paid in March 1998, which increased federal and state debt. As a result of this asset sale, combined with a net reduction in debt due to cash provided from operations in the third quarter of fiscal 1998, the Company reduced its aggregate debt level to $20.3 million at March 31, 1998 compared to debt of $52.2 million at March 31, 1997. In addition, the Company incurred approximately $0.6 million in fees and loan cost amortization in the third quarter of fiscal 1997, which did not repeat in the third quarter of fiscal 1998.

     Allied had income before provision for income taxes of $0.5 million in the third quarter of fiscal 1998 compared to a loss before provision for income taxes of $0.2 million in the prior year as result of the factors discussed above.

     Allied recorded a provision for income taxes of $0.3 million in the third quarter of fiscal 1998, resulting in a relatively high effective tax rate of 55%, which primarily reflects the non-deductibility of $0.2 million of goodwill amortization in the third quarter of fiscal 1998. In the comparable prior year period the Company recorded a tax provision of $0.1 million on a $0.2 million loss before provision for income taxes.

     The net income for the third quarter is $0.2 million, or $0.03 per diluted share. The net income for the third quarter of fiscal 1998 ends seven consecutive quarters of net losses from operations. The net loss for the third quarter of fiscal 1997 was $0.3 million, or $0.04 per basic share. The number of common shares utilized in the calculation of earnings per share was 7,806,682 and 7,804,471 for the third quarter of fiscal 1998 and fiscal 1997, respectively.

Nine  months  ended  March 31, 1998 compared to nine months ended March 31, 1997
--------------------------------------------------------------------------------

Net sales for the nine months ended March 31, 1998 were $77.0 million, a decrease of $11.0 million from sales of $88.0 million in the same period in the prior year. Of the $11.0 million decline in net sales, $10.5 million relates to sales associated with the disposal of the ventilation products division and $0.5 million relates to a decline in sales of core business products. Certain external and internal factors, as previously discussed, impacted sales for the nine months ended March 31, 1998, particularly in the last two fiscal quarters, each of which experienced a decline in sales of core business products. The pace of incoming business, as measured in new orders, continues to be soft. Orders for the nine months ended March 31, 1998 of $77.2 million were $17.1 million less than orders of $94.3 million for the nine months ended March 31, 1997. Of the $17.1 million decline in orders, $11.4 million relate to the disposed ventilation products division while $5.7 million relates to the Company's core business products. The decline in core business orders of $5.7 million represents an 8.1% decrease for the nine months ended March 31, 1998, and consists of declines in the second and third quarters of fiscal 1998, as compared to the prior year periods, which were partially offset by an increase in orders during the first quarter of fiscal 1998. Management can not predict when the ramifications of the previously discussed macroeconomic conditions will be resolved, particularly the decline in the Asian market and pressures from the home healthcare market. Internal operational issues, as previously discussed, are being addressed and have been improving, however, there can be no assurance as to the extent that these issues will be resolved.

Medical gas equipment sales for the nine months ended March 31, 1998 of $35.0 million were $3.4 million, or 10.7% above same period prior year sales of $31.6 million. Medical gas system construction sales, headwall sales, medical gas suction and regulation device sales experienced increases of 11.0%, 48.0% and 3.9%, respectively, for the nine months ended March 31, 1998 compared to the same period prior year sales. The increase in sales of these products for the nine months ended March 31, 1998 primarily related to shipments of orders from backlog which had accumulated prior to June 30, 1997.

Orders for medical gas equipment of $30.9 million for the nine months ended March 31, 1998 were $4.7 million, or 13.2% less than orders of $35.6 million for the nine months ended March 31, 1997. Medical gas construction orders and headwall orders, which are subject to frequent fluctuations in order patterns, declined 9.5% and 56.6%, respectively, and orders for medical gas suction and regulation devices, which experienced soft first and second quarter fiscal 1998 demand, have declined 4.2% as compared to the prior year period. Two significant orders for medical gas construction and headwall products, which were booked in the prior year, did not repeat in the current fiscal year. Bid and quote activity for these products remain approximately the same in number of quotes, but the dollar value of these quotes have, on average, declined. Orders for medical gas suction and regulation devices had declined earlier in the fiscal year due to soft Asian demand and the domestic distributors desire to reduce their stocking status of these products, however, orders for these products strengthened in the third quarter of fiscal 1998 as previously discussed.

Respiratory therapy equipment sales for the nine months ended March 31, 1998 of $33.5 million were $14.1 million below the same period prior year sales of $47.6 million. Of the decline, $10.5 million was attributable to the disposal of the ventilator products division and $3.6 million of the decline relates to the Company's remaining product lines. Sales to the home healthcare market declined by 18.6% due to external factors as previously discussed. Pricing pressures caused by the consolidation of home healthcare dealers and continued concerns over potential Medicare and Medicaid reductions in home oxygen therapy reimbursement rates continued to impact sales of home healthcare products. The Company has continued to experience capacity limitations at the Toledo, Ohio facility although recent improvements in direct labor constraints and plant layout changes have begun to improve manufacturing efficiencies and throughput of disposable products. Sales to the hospital market increased by 4.8% in the nine months ended March 31, 1998 compared to the prior year same period but had declined by 2.9% in the third quarter of fiscal 1998. The new tooling for the disposable canister units has now been placed in service, and, in addition, the new Respical calibration device has been introduced in the third quarter of fiscal 1998, these products have been well received by the market. Orders of respiratory therapy products for the nine months ended March 31, 1998, for the core business products, declined by 5.6% as a result of factors discussed above.

Emergency medical product sales of $8.5 million for the nine months ended March 31, 1998 were $0.2 million, or 2.2% under sales of $8.7 million in the comparable prior year period. Orders for emergency medical products increased to $9.8 million for the nine months ended March 31, 1998 from $9.4 million for the nine months ended March 31, 1997. The increase is attributable to a $0.6 million stocking order made in the third quarter of fiscal 1998, as previously discussed.

The impact of the Asian currency devaluations combined with the sale of the ventilation products division affected the Company's international sales for the nine months ended March 31, 1998. International sales, which are included in the product line sales discussed above, were $19.4 million for the nine months ended March 31, 1998, a decline of $5.3 million from international sales of $24.7 million for the nine months ended March 31, 1997. A $5.8 million decline in sales resulting from the previously discussed sale of the ventilation products division was partially offset by a year to year increase in core business sales of $0.5 million. Core business international sales increased by 3.5% from year to year, however, the shipments primarily related to orders received in prior quarters. International orders of core business products for the nine months ended March 31, 1998 were 23.5% below the prior year period principally relating to softness in Asian markets.

Gross profit for the nine months ended March 31, 1998 of $22.5 million was $5.2 below the gross profit of $28.6 million for the nine months ended March 31, 1997. Gross profit as a percent to net sales was 28.1% and 31.5% for the nine months ended March 31, 1998 and March 31, 1997, respectively. The sale of the high margin ventilation products division impacted the decline in gross margin as these products were part of the Company's business for only four months of fiscal 1998 compared to the full nine months in fiscal 1997. Continued pricing pressures brought on by the consolidations and cost containment initiatives of healthcare providers and the Company's planned reductions in inventories which resulted in reduced manufacturing throughput and lower absorption of plant overhead further served to reduce margins as a percent to net sales. Finally, the Company increased inventory reserves in excess of $1.0 million in the nine months ended March 31, 1998, the effects which are reflected in the results of operations.

Selling, General, and Administrative ("SG&A") expenses for the nine months ended March 31, 1998 were $19.0 million, a decline of $5.7 million from SG&A expenses of $24.7 million for the nine months ended March 31, 1997. The decline in SG&A expenses primarily relates to the sale of the ventilation products division. In addition, certain investments in field sales force training, product literature expenditures, and other consulting expenses made in the prior year did not repeat in fiscal 1998. Partially offsetting these reductions in SG&A expenses, the Company, in the current year, installed its upgraded computer systems at its Toledo, Ohio operations and also incurred recruitment costs to fill several key operations positions. As a percent to net sales, SG&A expenses declined to 24.7% for the nine months ended March 31, 1998 compared to 28.1% for the nine months ended March 31, 1997.

As previously discussed, the Company recorded a non-recurring gain on sale of the ventilation products division of $12.8 million and recorded several non-recurring charges totaling $9.8 million in the second quarter of fiscal 1998.

Income from operations for the nine months ended March 31, 1998 of $6.5 million was $3.6 million above income from operations of $2.9 million for the nine months ended March 31, 1997. The increase was primarily attributable to the net effects of the non-recurring items and other matters described above. Without the non-recurring items discussed above, income from operations would have been $3.5 million for the nine months ended March 31, 1998 compared to $2.9 million for the prior year same period.

Interest expense for the nine months ended March 31, 1998 was $3.6 million, a decrease of $0.7 million from interest expense of $4.3 million in the prior year period. This decrease primarily relates to lower debt levels, as described below. On August 8, 1997, the Company refinanced its commercial debt and entered into a $46.0 million credit facility with Foothill Capital Corporation and the Company also obtained $5.0 million of subordinated debt. The refinancing arrangement eliminated the requirement of making significant quarterly fee payments to obtain covenant waivers from the Company's previous bank group. The Company reduced its outstanding debt in early November by $35.7 million dollars by applying the net proceeds of the sale of the ventilation products division. The third quarter estimated federal and state tax payment of approximately $4.2 million, which included taxes due on the gain, was paid in March, 1998. Interest expense during the nine months ended March 31, 1998 also included $0.4 million for the full amortization of loan costs related to the portion of debt that was paid down with the proceeds from the gain, and fees paid to the previous bank group in the first quarter of fiscal 1998. Interest expense for the nine months ended March 31, 1997 included fees paid to the previous bank group in the third quarter of fiscal 1997.

Allied had income before provision for income taxes of $2.8 million in the nine months ended March 31, 1998 compared to a loss before provision for income taxes of $1.4 million in the prior year comparable period, an increase of $4.2 million, resulting from the factors described above.

The provision for income taxes of $9.4 million for the nine months ended March 31, 1998 as compared to income before taxes and extraordinary loss of $2.8 million, resulted in an unusual effective tax rate of 333% due to the tax effects relative to the non-recurring items recorded in fiscal 1998. In the nine months ended March 31, 1997, Allied recorded a tax benefit of $0.4 million, for an effective tax rate of 28% on a loss before taxes of $1.4 million.

Allied recorded an extraordinary loss on the early extinguishment of debt, which is discussed further below, of $0.5 million, or $0.07 diluted per share, in the first quarter of fiscal 1998. This extraordinary loss is net of a tax benefit of $0.4 million. The net loss for the nine months ended March 31, 1998 was $7.1 million, or $0.91 per diluted share. Exclusive of the extraordinary loss, the non-recurring gain on the sale of the ventilation products division business, and the non-recurring charges, the net loss for the nine months ended March 31, 1998 would have been $0.5 million or $0.06 per diluted share. The net loss for the nine months ended March 31, 1997 was $1.0 million, or $0.13 per diluted share. Earnings per share amounts reported are diluted earnings per share, which are substantially the same as basic earnings per share. The number of common shares used in the calculation of earnings per share was 7,804,471 and 7,796,682 for the first nine months of fiscal 1998 and fiscal 1997, respectively.

FINANCIAL  CONDITION
--------------------

The following table sets forth selected information concerning Allied's financial condition:

Dollars in thousands   March 31, 1998   June 30, 1997
--------------------  ---------------  ---------------
  Cash. . . . . . .  $          1,209  $           988
  Working Capital .  $         23,767  $        18,743
  Total Debt. . . .  $         20,262  $        46,932
  Current Ratio . .            2.67:1           1.57:1

The Company's working capital was $23.8 million at March 31, 1998, compared to $18.7 million at June 30, 1997. Inventories, other current assets, and accounts payable all decreased as a result of the previously discussed sale of the ventilation products division. Proceeds from such sale were utilized to significantly reduce debt during the second quarter of fiscal 1998. Accounts receivable declined to $16.5 million at March 31, 1998, or $6.6 million from $23.1 million at June 30, 1997. Of this decline, $7.3 million are receivables attributable to the ventilator business which was partially offset by an increase in receivables of $0.7 million for the Company's core business. Accounts receivable as measured in days sales outstanding ("DSO") decreased to 69 DSO from 71 DSO in this period while the amount of receivables over 90 days from date of invoice declined by $0.9 million. Inventories declined to $20.2 million, at March 31, 1998 or $5.8 million, from $26.0 million at June 30, 1997. Of this decline, $4.7 million is attributable to the ventilation products division sale while a decline of $1.1 million in inventories related to the core business. The Company has focused on improving the mix of inventories and has been increasing stocking levels of high volume products while simultaneously reducing the stocking levels of low volume products. Inventories, as measured in days on hand ("DOH"), increased to 140 DOH at March 31, 1998 from 124 DOH at June 30, 1997. Accounts payable decreased to $6.5 million at March 31, 1998, down $7.5 million from the June 30, 1997 balance of $14.0 million. Of this decline, $1.2 million of payables related to the ventilation products division. The Company experienced limited liquidity during fiscal 1997 due to a reduction in borrowing availability caused by principal payments made on its term loans combined with the high level of fees paid to the Company's previous commercial bank group. Consequently, payments to vendors and other obligations were extended. The Company' s limited liquidity situation was alleviated with the completion of its debt refinancing on August 8, 1997, which is discussed further below. The Company is current on all its obligations. The current portion of long term debt at March 31, 1998 was $2.6 million compared to $12.9 million at June 30, 1997. The June 30, 1997 current portion of long term debt included $4.0 million of term notes and $5.0 million of subordinated debt which were due to mature on February 1, 1998, but were repaid on November 3, 1997 and November 4, 1997, respectively, with proceeds from the sale of the ventilation products division.

The net increase/(decrease) in cash for the nine months ended March 31, 1998 and 1997 was $0.2 million and $(0.5) million, respectively. Net cash provided by (used by) operations was $(7.3) million and $3.2 million for the same periods. Cash used by operations for the nine months ended March 31, 1998 consisted of a net loss of $7.1 million which was partially offset by $3.9 million in non-cash charges to operations for amortization and depreciation, a non-cash loss on refinancing charges of $0.9 million and changes in working capital and deferred tax accounts of $1.7 million. In addition, the Company reported a $12.8 million gain on sale the ventilation products division and also recorded non-recurring charges, for which the non-cash portion is $9.6 million, in the nine months ended March 31, 1998. The Company received pre-tax proceeds of $35.4 million on the sale of the ventilation products division, reduced total debt by a net $27.5 million, and made capital expenditures of $0.4 million in the nine months ended March 31, 1998. Cash provided by operations for the comparable prior year period consisted of a net loss of $1.0 million which was offset by the non-cash charges of $4.1 million for depreciation and amortization, as well as cash generated by changes in working capital accounts, which included a tax refund of $1.8 million, of $0.1 million. The cash provided by operations for the nine months ended March 31, 1997 was used for capital expenditures of $1.7 million, net debt reduction of $1.4 million and dividends of $0.5 million. The adverse results of operations during the latter half of fiscal 1996 and during fiscal 1997 impacted the Company's liquidity and the ability of the Company to continue historical levels of fixed payments. Accordingly, August 21, 1996 the Company's Board of Directors had voted to suspend quarterly dividends effective immediately subsequent to the payment of dividends for the fourth quarter of fiscal 1996. In addition, to improve the liquidity of the Company and to reduce interest expense, on August 8, 1997, the Company refinanced its existing debt, which is discussed further below.

At March 31, 1998, the Company had aggregate indebtedness of $20.3 million, including $2.6 million of short-term debt and $17.7 million of long-term debt. At June 30, 1997, the Company had aggregate indebtedness of $46.9 million, including $12.9 million of short-term debt and $34.0 million of long-term debt. Throughout fiscal 1996, the Company entered into a series of amendments and waiver negotiations with its previous bank syndicate. During fiscal 1997, the Company paid waiver fees totaling approximately $2.2 million for the September 1996 amendment to its credit facilities, to obtain waivers for technical covenant violations at December 31, 1996 and March 31, 1997 and paid additional fees of $0.4 million in the first quarter of fiscal 1998. The Company was unsuccessful in its attempts to negotiate a long-term agreement with its previous bank syndicate. Accordingly, on August 8, 1997 the Company refinanced its existing debt through a new $46.0 million credit facility with Foothill Capital Corporation. The new credit facility, with a blended average interest rate of 10.2%, was comprised of a $25.0 million three-year revolving line of credit, three-year term loans of $10.0 million and $7.0 million, respectively, and a $4.0 million term loan maturing in February 1998. In conjunction with its new credit facilities, Allied placed an additional $5.0 million in subordinated debt, with several related parties to the Company maturing in February 1998. In addition, the Company issued 112,500 warrants at an exercise price of $7.025 per share, 62,500 of which were issued to the subordinated debt holders with the balance issued to Foothill Capital Corporation. Such warrants are exerciseable at the option of the holder beginning February 8, 1998. The proceeds from the August 8, 1997 refinancing were used to replace the Company's outstanding debt with the previous commercial bank syndicate, and to provide additional liquidity. On October 31, 1997 the Company completed the sale of its ventilation products division. On November 3, 1997 the Company repaid two term notes and a significant portion of its revolving credit facility to Foothill. On November 4, 1997 the Company repaid its $5.0 million subordinated debt. Amendments to the Foothill credit facility were completed in the fiscal 1998 third quarter to reflect the impact of the significant reductions in the Company's outstanding debt and the sale of the ventilation products division.
The Company believes that cash flow from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures in fiscal 1998.

As of March 31, 1998, the Company had a backlog of $18.7 million compared to a backlog of $24.9 million at June 30, 1997. The Company's backlog, a significant portion of which is attributable to the Company's medical gas equipment products, consists of firm customer purchase orders which may be subject to cancellation by the customer. The sale of the ventilation products division reduced the Company's backlog by $3.7 million as compared to June 30, 1997. The Company's backlog increased in emergency medical products and respiratory therapy products in the nine months ended March 31, 1998, such increase was more than offset by a decline in backlog for medical gas equipment products.

Inflation has not had a material effect on the Company's business or results of operations. The Company makes its foreign sales in dollars and, accordingly, sales proceeds are not affected by exchange rate fluctuations, although the effect on its customers does impact the pace of incoming orders.

PART  II. OTHER  INFORMATION

Item  5.  Other  Information

          None

Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)       Exhibits:

          Exhibit 10.1 - Amendment Number One to Loan and Security Agreement with Foothill Capital Corporation

          Exhibit  27  -  Financial  Data  Schedule

(b)       Reports  on  Form  8-K

     None

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ALLIED  HEALTHCARE  PRODUCTS,  INC.



Date: April 30, 1998    /s/ Barry F. Baker
                        -------------------
                            Barry  F. Baker
                            Vice President - Finance and Chief Financial Officer
                                 (Principal Accounting and Financial Officer)