Form 10-K
period 1998-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 1998-09-29
CIK 874710

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
(Mark  One)
           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the fiscal year June 30, 1998
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to _________________
                         Commission File Number 0-19266
                         _______________________________

                        ALLIED HEALTHCARE PRODUCTS, INC.
             [EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER]

                DELAWARE                            25-1370721
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)
         1720 SUBLETTE AVENUE
          ST. LOUIS, MISSOURI                          63110
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (314) 771-2400
                          ____________________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                              Name of each exchange
               Title of each class            on which registered
              -------------------             -------------------

                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                  Common Stock
                                 Preferred Stock
                         Preferred Stock Purchase Rights
                                (Title of class)
                             _______________________

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

     As of September 18, 1998, the aggregate market value of the voting stock held by non-affiliates (4,565,441 shares) of the Registrant was $11,698,942
(based  on  the  closing  price,  on  such  date,  of  $2.5625  per  share).

     As of September 18, 1998, there were 7,806,682 shares of common stock, $0.01 par value (the "Common Stock"), outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Proxy Statement dated October 9, 1998 (portion) (Part III)

                        ALLIED HEALTHCARE PRODUCTS, INC.

                               INDEX TO FORM 10-K

                                     PART I

Item 1.   Business .                                             1
Item 2.   Properties                                            10
Item 3.   Legal Proceedings                                     11
Item 4.   Submission of Matters to a Vote of Security Holders   11

                                    PART II
Item 5.   Market for Registrant's Common Stock and Related      11
          Stockholder Matters
Item 6.   Selected Financial Data                               12
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   12
Item 8.   Financial Statements and Supplementary Data           26
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                   43

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant .  43
Item 11.  Executive Compensation                                43
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                            43
Item 13.  Certain Relationships and Related Transactions        43

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K                                           43

                                     PART I

Item  1.  Business

GENERAL

     Allied Healthcare Products, Inc. ("Allied" or the "Company") manufactures a variety of respiratory products used in the health care industry in a wide range of hospital and alternate site settings, including sub-acute care facilities, home health care and emergency medical care. The Company's product lines include respiratory care products, medical gas construction equipment and emergency medical products. The Company believes that it maintains significant market shares in selected product lines.

     The Company's products are marketed under well-recognized and respected brand names to hospitals, hospital equipment dealers, hospital construction contractors, home health care dealers, emergency medical products dealers and others. Allied's product lines include:

     RESPIRATORY  CARE  PRODUCTS
     -respiratory  care/anesthesia  products
     -home  respiratory  care  products
     MEDICAL  GAS  EQUIPMENT
     -medical  gas  system  construction  products
     -medical  gas  system  regulation  devices
     -disposable  oxygen  and  specialty  gas  cylinders
     -portable  suction  equipment
     EMERGENCY  MEDICAL  PRODUCTS
     -respiratory/resuscitation  products
     -trauma  and  patient  handling  products

SIGNIFICANT  1998/RECENT  EVENTS

     The following list includes significant events which are further discussed in the Management Discussion and Analysis (MDA) section and in the Consolidated Financial Statements in this 10-K report:

     -Refinancing of bank debt with Foothill Capital Corporation in August 1997 -Sale of Bear Medical and BiCore to ThermoElectron Corporation in October
      1997 and use of proceeds to significantly pay down outstanding debt. -Non-recurring charges during second quarter of fiscal year 1998 principally  due  to  write-down  of  goodwill.
     -Amendment to Foothill agreement in September 1998 to separately finance the mortgage on the St. Louis facility and to reduce interest costs and fees.
     -August 1998 announcement by the Company to close its B&F facility in Toledo and consolidation of those operations in St. Louis.

     The Company's principal executive offices are located at 1720 Sublette Avenue, St. Louis, Missouri 63110, and its telephone number is (314) 771-2400.

MARKETS  AND  PRODUCTS

     In fiscal 1998, respiratory care products, medical gas equipment and emergency medical products represented approximately 41%, 47% and 12% respectively, of the Company's net sales. The Company operates in a single industry segment and its principal products are described in the following table:


                                                                                       PRINCIPAL
                PRODUCT                                 DESCRIPTION                    BRAND NAMES          PRIMARY USERS
----------------------------------------  ---------------------------------------  --------------------  -------------------
RESPIRATORY CARE PRODUCTS
Respiratory Care/Anesthesia               Large volume compressors; ventilator     Timeter               Hospitals and sub-
Products                                  calibrators; humidifiers and mist tents  acute facilities

Home Respiratory Care                     Oxygen concentrators; O2 cylinders;      Timeter; B&F;         Patients at home
Products                                  pressure regulators; nebulizers;         Schuco
                                          portable large volume compressors;
                                          portable suction equipment and disp.
                                          respiratory products

MEDICAL GAS EQUIPMENT
Construction Products                     In-wall medical gas system               Chemetron;            Hospitals and sub-
                                          components; central suction pumps        Oxequip;              acute facilities
                                          and compressors and headwalls            Hospital
                                                                                   Systems

Regulation Devices                        Flowmeters; vacuum regulators;           Chemetron;            Hospitals and sub-
                                          pressure regulators and related          Oxequip;              acute facilities
                                          products                                 Timeter

Disposable Cylinders                      Disposable oxygen and gas cylinders      Lif-O-Gen             First aid providers
                                                                                                         and specialty gas
                                                                                                         distributors

Suction Equipment                         Portable suction equipment and           Gomco; Allied;        Hospitals; sub-
                                          disposable suction canisters             Schuco                acute facilities and
                                                                                                         home care
                                                                                                         products

EMERGENCY MEDICAL PRODUCTS
Respiratory/Resuscitation                 Demand resuscitation valves; bag         LSP; Omni-Tech        Emergency service
                                          mask resuscitators; emergency                                  providers
                                          transport ventilators and oxygen
                                          regulators

Trauma and Patient Handling               Spine immobilization products;           LSP; Design           Emergency service
Products                                  pneumatic anti-shock garments and        Principles            providers
                                          trauma burn kits

RESPIRATORY  CARE  PRODUCTS

     MARKET. Respiratory care products are used in the treatment of acute and chronic respiratory disorders such as asthma, emphysema, bronchitis and pneumonia. The Company believes that the sales of respiratory care products will increase due to the growth in the aging population, increase in acute and chronic respiratory disorders and improved technology for the early diagnosis and treatment of these disorders.

     Respiratory care products are used in both hospitals and alternate care settings. Sales of respiratory care products are made through distribution channels focusing on hospitals and other sub-acute facilities. Sales of home respiratory care products are made through durable medical equipment dealers through telemarketing, independent sales representatives, and by contract sales with national chains. The Company holds a significant share of the U.S. market and selected foreign markets for certain respiratory care products.

     RESPIRATORY CARE/ANESTHESIA PRODUCTS. The Company manufactures and sells a broad range of products for use in respiratory care and anesthesia delivery. These products include large volume air compressors, calibration equipment, humidifiers, croup tents, equipment dryers, CO2 absorbent and a complete line of respiratory disposable products such as oxygen tubing, face masks, cannulas and ventilator circuits.

     HOME RESPIRATORY CARE PRODUCTS. Home respiratory care products represent one of Allied's potential growth areas. Allied's broad line of home respiratory care products include oxygen concentrators, aluminum oxygen cylinders, oxygen regulators, pneumatic nebulizers, portable suction equipment and the full line of respiratory disposable products.

MEDICAL  GAS  EQUIPMENT

     MARKET. The market for the medical gas equipment consists of hospitals, alternate care settings and surgery centers. The medical gas equipment group is broken down into three separate categories; construction products, regulation devices and suction equipment, and disposable cylinders.

     CONSTRUCTION PRODUCTS. Allied's medical gas system construction products consist of in-wall medical system components, central station pumps and compressors and headwalls. These products are typically installed during construction or renovation of a health care facility and are built in as an integral part of the facility's physical plant. Typically, the contractor for the facility's construction or renovation purchases medical gas system components from manufacturers and ensures that the design specifications of the health care facility are met.

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

     Headwalls are prefabricated wall units for installation in patient rooms and intensive care areas which house medical gas, suction and electrical outlets, and fixtures for monitoring equipment. These prefabricated walls also incorporate designs for lighting and nurse call systems. Headwalls are built to customer design specifications and eliminate the need for time-consuming installation of fixtures, and outlets and related piping and wiring directly into the hospital wall. During fiscal 1995, the Company introduced the Trio headwall, which includes a detachable face plate that permits a health care provider to switch among one of three gases, thus providing greater flexibility to a hospital or sub-acute care facility.

     The Company's construction products are sold primarily to hospitals, alternate care settings and hospital construction contractors. The Company believes that it holds a major share of the U.S. market for its construction products, that these products are installed in more than three thousand hospitals in the United States and that its installed base of equipment in this market will continue to generate follow-on sales. Since hospitals typically do not have more than one medical gas system, the manufacturer of the existing installed system has a competitive advantage in follow-on sales of such products to a hospital in which its systems are installed. The Company believes that most hospitals and sub-acute care facility construction spending is for expansion or renovation of existing facilities. Many hospital systems and individual hospitals undertake major renovations to upgrade their operations to improve the quality of care they provide, reduce costs and attract patients and personnel. The Company expects its installed equipment base to continue to provide the Company with a significant competitive advantage in the hospital renovation market.

     REGULATION DEVICES AND SUCTION EQUIPMENT. The Company's medical gas system regulation products include flowmeters, vacuum regulators and pressure regulators, as well as related adapters, fittings and hoses which measure, regulate, monitor and help transfer medical gases from walled piping or equipment to patients in hospital rooms, operating theaters or intensive care areas. The Company's leadership position in the in-wall components market provides a competitive advantage in marketing medical gas system regulation devices that are compatible with those components. Hospitals that procure medical gas system regulation devices from the Company's competitors were previously required to utilize adapters in order to use Allied's in-wall components. However, in August 1996, the Company introduced its patented Connect II universal outlet, the first such outlet to allow a hospital to utilize medical gas system regulation devices and in-wall components produced by different manufacturers.

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

     The market for regulation devices and suction equipment is the hospital and sub-acute care facilities. Sales of these products are made through the same distribution channel that our respiratory care products go through. The Company believes that it holds a significant share of the U.S. market in both the regulation devices and the suction equipment.

     DISPOSABLE CYLINDERS. Disposable oxygen cylinders are designed to provide oxygen supplied for short periods in emergency situations. Since they are not subjected to the same pressurization as standard containers, they are much lighter and less expensive than standard gas cylinders. The Company markets filled disposable oxygen cylinders through industrial safety distributors and similar customers, principally to first aid providers, restaurants, industrial plants and other customers that require oxygen for infrequent emergencies. The Company also markets disposable cylinders to specialty gas manufacturers for use by substance abuse compliance personnel.

EMERGENCY  MEDICAL  PRODUCTS

     Emergency medical products are used in the treatment of trauma-induced injuries. The Company's emergency medical products provide patients resuscitation or ventilation during cardiopulmonary resuscitation or respiratory distress as well as immobilization and treatment for burns. The Company believes that the trauma care venue for health care services is positioned for growth in light of the continuing trend towards providing health care outside the traditional hospital setting. The Company also expects that other countries will develop trauma care systems in the future, although no assurance can be given that such systems will develop or that they will have a favorable impact on the Company. Sales of emergency medical products are made through specialized emergency medical products distributors.

     The Company believes it is a market share leader with respect to certain of its emergency medical products, including demand resuscitation systems, bag masks and related products, emergency transport ventilators, precision oxygen regulators, minilators and multilators and humidifiers. The emergency medical products are broken down into two account groups: respiratory/resuscitator products and trauma patient handling products.

     RESPIRATORY/RESUSCITATION  PRODUCTS.   The  Company's
respiratory/resuscitation products include demand resuscitation valves, portable resuscitation systems, bag masks and related products, emergency transport ventilators, precision oxygen regulators, minilators and multilators and humidifiers.

     Demand resuscitation valves are designed to provide 100% oxygen to breathing or non-breathing patients. In an emergency situation, they can be used with a mask or tracheotomy tubes and operate from a standard regulated oxygen system. The Company's portable resuscitation systems provide fast, simple and effective means of ventilating a non-breathing patient during cardiopulmonary resuscitation and 100% oxygen to breathing patients on demand with minimal inspiratory effort. The Company also markets a full line of disposable and reusable bag mask resuscitators, which are available in a variety of adult and child-size configurations. Disposable mouth-to-mask resuscitation systems have the added advantage of reducing the risk of transmission of communicable diseases.

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

     TRAUMA AND PATIENT HANDLING PRODUCTS. The Company's trauma and patient handling products include spine immobilization products, pneumatic anti-shock garments and trauma burn kits. Spine immobilization products include a backboard which are designed for safe immobilization of injury victims and provides a durable and cost effective means of emergency patient transportation and extrication. The infant/pediatric immobilization board is durable and scaled for children. The half back extractor/rescue vest is useful for both suspected cervical/spinal injuries and for mountain and air rescues. The Company's pneumatic anti-shock garments are used to treat victims experiencing hypovolemic shock. Allied's trauma burn kits contain a comprehensive line of products for the treatment of trauma and burns.

SALES  AND  MARKETING

     Allied sells its products primarily to respiratory care/anesthesia product distributors, hospital construction contractors, emergency medical equipment dealers and directly to hospitals. The Company maintains a sales force of 49 sales professionals, all of whom are full-time employees of the Company. The sales force includes 19 respiratory products/homecare specialists, 17 hospital construction specialists, 5 emergency specialists and 8 international sales representatives. In addition, a director of corporate and national accounts is responsible for pursuing business with large national group purchasing organizations and large homecare national chains in OEM business. Five product managers are responsible for the marketing activities of these product lines.

     Respiratory products specialists are responsible for sales of medical gas system regulation devices, portable suction equipment and respiratory care/anesthesia products. These products are principally sold to approximately 5,700 hospitals in the United States through specialized respiratory care/anesthesia product distributors. Many of these suppliers have had experience with the Company's products as hospital respiratory therapists. The Company hopes to capitalize on its brand name recognition and the familiarity of its products and their reputations among these former hospital therapists as a means of increasing its share of the respiratory care products market.

     Respiratory products specialists are also responsible for sales into the homecare market. These products are sold through durable medical equipment suppliers, who then rent or sell the products directly to the patient for use in the home.

     Emergency medical specialists are responsible for sales of respiratory/resuscitation products, trauma and patient handling products. These products are principally sold to ambulance companies, fire departments and emergency medical systems volunteer organizations through specialized emergency medical products distributors.

     The Company's director of national accounts is responsible for marketing Allied's products to national hospital groups, managed care organizations and other health care providers and to national chains of durable medical equipment suppliers through sales efforts at the executive level. Generally, the national account representatives secure a commitment from the purchaser to buy a specified quantity of Allied's products over a defined time period at a discounted price based on volume.

INTERNATIONAL

     Allied's international business represents a growth area which the Company has been emphasizing. The recent Asian situation has slowed incoming orders from Korea, Thailand and Taiwan. However, our efforts into China are now beginning to yield results in the construction products area.

     Allied's net sales to foreign markets totaled 25% of the Company's net sales in fiscal 1998. International sales are made through a network of doctors, agents and U.S. exporters who distribute the Company's products throughout the world. Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East.

MANUFACTURING

     Allied's manufacturing processes include fabrication, electro-mechanical assembly operations and plastics manufacturing. A significant part of Allied's manufacturing operations involves electro-mechanical assembly of proprietary products and the Company is vertically integrated in most elements of metal machining and fabrication. Most of Allied's hourly employees are involved in machining, metal fabrication, plastics manufacturing and product assembly.

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

     During fiscal 1996 and 1997, manufacturing inefficiencies and capacity constraints prevented the Company from shipping to the level of demand for certain products from B&F Medicals' Toledo, Ohio facility. Accordingly, the Company invested $1.1 million in molds and injection molding machinery to expand the production capacity and gain efficiencies at its Toledo, Ohio facility. This investment in enhanced injection molding capabilities is expected to increase production throughput, and to provide significant cost reduction opportunities, including reduced product material content, labor and utility costs, while improving overall quality and yields. Allied has recently announced the consolidation of its Toledo operations into the St. Louis facility. This move will be completed during the second quarter of fiscal 1999. The Company anticipates the expected production improvements at Toledo to carry over to the relocated operations in St. Louis. See further discussion of the relocation of the Toledo operation in the following MDA section of this Form 10-K.

RESEARCH  AND  DEVELOPMENT

     In 1998 the Company expended $1.7 million in research and development activities. Of that amount, $0.6 million was utilized by the ventilation products division, that has since been sold. See further discussion of the sale of the ventilation products division in the following MDA section of this Form 10-K. Excluding the ventilation products division, research and development expenditures in 1997 and 1998 were approximately $1.7 million and $1.1 million, respectively.

     The Company has recently increased its research and development efforts in Order to keep pace with technological advances and expects to continue these activities into the future.

     In the past several months, the Company has introduced several new products which resulted from its research and development programs. These products include the new Handi Vac II disposable suction canister that features improved flow and a new shut off mechanism. The Respical, a second generation ventilator calibrator, is a modernized version of the RT-200 ventilator calibrator with improved computer interfacing capabilities. In addition, the Company introduced into the emergency medical market a CO2 monitor that helps confirm proper patient intubation, and a new line of bag mask resuscitators, used to revive nonbreathing patients.

GOVERNMENT  REGULATION

     The Company's products and its manufacturing activities are subject to extensive and rigorous government regulation by federal and state authorities in the United States and other countries. In the United States, medical devices for human use are subject to comprehensive review by the United States Food and Drug Administration (the "FDA"). The Federal Food, Drug, and Cosmetic Act ("FDC Act"), and other federal statutes and regulations, govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in Warning Letters, fines, recall or seizure of products, injunction, refusal to permit products to be imported into or exported out of the United States, refusal of the government to clear or approve marketing applications or to allow the Company to enter the government supply contracts, or withdrawal of previously approved marketing applications and criminal prosecution.

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

     The Company manufactures and distributes a broad spectrum of respiratory therapy equipment, emergency medical equipment and medical gas equipment. To date, all of the Company's FDA clearances have been obtained through the 510(k) clearance process. These determinations are very fact specific and the FDA has stated that, initially, the manufacturer is best qualified to make these determinations, which should be based on adequate supporting data and documentation. The FDA however, may disagree with a manufacturer's determination not to file a 510(k) and require the submission of a new 510(k) notification for the changed or modified device. Where the FDA believes that the change or modification raises significant new questions of safety or effectiveness, the agency may require a manufacturer to cease distribution of the device pending clearance of a new 510(k) notification. Certain of the Company's medical devices have been changed or modified subsequent to 510(k) marketing clearance of the original device by the FDA. Certain of the Company's medical devices, which were first marketed prior to May 28, 1976, and therefore, grandfathered and exempt from the 510(k) notification process, also have been subsequently changed or modified. The Company believes that these changes or modifications do not significantly affect the device's safety or effectiveness or make a major change or modification in the device's intended uses and, accordingly, that submission of new 510(k) notification to FDA is not required. There can be no assurance, however, that FDA would agree with the Company's determinations.

     In addition, commercial distribution in certain foreign countries is subject to additional regulatory requirements and receipt of approvals that vary widely from country to country. The Company believes it is in compliance with regulatory requirements of the countries in which it sells its products.

     The Company's medical device manufacturing facilities are registered with the FDA, and recently received ISO 9001 Certification for the St. Louis facility and certification per the Medical Device Directive (MDD - European) for certain products. As such, the Company will be audited by FDA, ISO, and European auditors for compliance with the GMP, ISO and MDD regulations for medical devices. These regulations require the Company to manufacture its products and maintain its products and documentation in a prescribed manner with respect to design, manufacturing, testing and control activities. The Company also is subject to the registration and inspection requirements of state regulatory agencies.

     The Medical Device Reporting regulation requires that the Company provide information to FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The Medical Device Tracking regulation requires the Company to adopt a method of device tracking of certain devices, such as ventilators, which are life-supporting or life-sustaining devices used outside of a device user facility of which are permanently implantable devices. The regulation requires that the method adopted by the Company ensures that the tracked device can be traced from the device manufacturer to the person for whom the device is indicated (i.e., the patient). In addition, FDA prohibits a company from promoting an approved device for unapproved applications and reviews a company's labeling for accuracy. Labeling and promotional activities also are in certain instances, subject to scrutiny by the Federal Trade Commission.

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

     Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Medical products shipped to the European Community require CE certification. Whether or not FDA approval has been obtained, approval of a device by a comparable regulatory authority of a foreign country generally must be obtained prior to the commencement of Marketing in those countries. The time required to obtain such approvals may be longer or shorter than that required for FDA approval. In addition, FDA approval may be required under certain circumstances to export certain medical devices.

     The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protections, fire hazard control and disposal of hazardous or potentially hazardous substances.

THIRD  PARTY  REIMBURSEMENT

     The cost of a majority of medical care in the United States is funded by the U.S. Government through the Medicare and Medicaid programs and by private insurance programs, such as corporate health insurance plans. Although the Company does not receive payments for its products directly from these programs, home respiratory care providers and durable medical equipment suppliers, who are the primary customers for several of the Company's products, depend heavily on payments from Medicare, Medicaid and private insurers as a major source of revenues. In addition, sales of certain of the Company's products are affected by the extent of hospital and health care facility construction and renovation at any given time. The federal government indirectly funds a significant percentage of such construction and renovations costs through Medicare and Medicaid reimbursements. In recent years, governmentally imposed limits on reimbursement of hospitals and other health care providers have impacted spending for services, consumables and capital goods. In addition the Balanced Budget Act was signed into law in 1997 which reduced reimbursements by 25% for oxygen and oxygen equipment. An additional 5% reduction will take place in 1999. A material decrease from current reimbursement levels or a material change in the method or basis of reimbursing health care providers is likely to adversely affect future sales of the Company's products.

PATENTS,  TRADEMARKS  AND  PROPRIETARY  TECHNOLOGY

     The Company owns and maintains patents on several products which it believes are useful to the business and provide the Company with an advantage over its competitors.

     The Company owns and maintains U.S. trademark registrations for Chemetron, Gomco, Oxequip, Lif-O-Gen, Life Support Products, Timeter, Vacutron and Schuco, its principal trademarks. Registrations for these trademarks are also owned and maintained in countries where such products are sold and such registrations are considered necessary to preserve the Company's proprietary rights therein.

COMPETITION

     The Company has different competitors within each of its product lines. Many of the Company's principal competitors are larger than Allied and the Company believes that most of these competitors have greater financial and other resources than the Company. The Company competes primarily on the basis of price, quality and service. The Company believes that it is well positioned with respect to product cost, brand recognition, product reliability and customer service to compete effectively in each of its markets

EMPLOYEES

     At June 30, 1998, the Company has 603 full-time employees and 79 part-time employees. Approximately 215 employees in the Company's principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement which expires in May, 2000. An aggregate of approximately 146 employees at the Company's facilities in Oakland, California, Toledo, Ohio and Stuyvesant Falls, New York are also covered by collective bargaining agreements which will expire in 2001 for the Oakland and Stuyvesant Falls facilities and in 2000 for the Toledo facility. As indicated elsewhere in this Form 10-K, Allied's facility in Toledo will be shut down and the operations consolidated into St. Louis during the second quarter of fiscal 1999.

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

                            SQUARE FOOTAGE   OWNED/
LOCATION                     (APPROXIMATE)   LEASED     ACTIVITIES/PRODUCTS
--------------------------  ---------------  ------  -------------------------
St. Louis, Missouri                 270,000  Owned   Headquarters; medical gas
                                                     equipment; respiratory
                                                     therapy equipment;
                                                     emergency medical products

Toledo, Ohio                         56,700  Owned   Home healthcare products

Stuyvesant Falls, New York           30,000  Owned   CO2 absorbent

Oakland, California                  12,500  Leased  Headwalls

     In the event of the expiration, cancellation or termination of a lease relating to Company's leased property, the Company anticipates no significant difficulty in connection with leasing alternate space at reasonable rates. The Company leases a facility in Mt. Vernon, Ohio, which is currently unused as its operations were consolidated into the Toledo facility as a part of its plant consolidation strategy for its disposable products operations. In addition, the Company also owns an additional 16.8 acre parcel of undeveloped land in Stuyvesant Falls, New York. As indicated elsewhere in this Form 10-K, the Company's facility in Toledo will be shut down and the operations consolidated into St. Louis during the second quarter of fiscal 1999.

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

     None

                                     PART II

ITEM  5.  MARKET  FOR  REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Allied Healthcare Products, Inc. began trading on the NASDAQ National market under the symbol AHPI on January 14, 1992, following its initial public offering. As of September 18, 1998, there were 266 record owners of the Company's Common Stock. The following tables summarize information with respect to the high and low closing prices for the Company's Common Stock as listed on the NASDAQ National market for each quarter of fiscal 1998 and 1997, respectively. The Company currently does not pay any dividend on its Common Stock.



COMMON  STOCK  INFORMATION

1998                HIGH     LOW          1997          HIGH     LOW
-----------------  ------  -------  -----------------  -------  ------
September quarter  $7-7/8  $ 6-3/8  September quarter  $10-1/4  $6-1/4
December quarter    8-1/2    7-1/4  December quarter     7-3/4   6-3/8
March quarter           8   6-7/16  March quarter        9-1/4       7
June quarter        6-1/2    4-1/4  June quarter         7-1/8   5-3/8

ITEM  6.  SELECTED  FINANCIAL  DATA


(In thousands, except per share data)
Year ended June 30,                                 1998       1997       1996      1995      1994
------------------------------------------------  ---------  ---------  --------  ---------  -------
STATEMENT OF OPERATIONS DATA
Net sales                                         $ 96,467   $118,118   $120,123  $111,639   $74,129
Cost of sales                                       69,110     82,365     80,550    68,430    44,172
Gross profit                                        27,357     35,753     39,573    43,209    29,957
Selling, general and administrative expenses        23,889     33,910     31,449    24,849    16,824
Gain on sale of business  (1)                      (12,813)        --         --        --        --
Non-recurring impairment losses  (2)                 9,778         --         --        --        --
Income from operations                               6,503      1,843      8,124    18,360    13,133
Interest expense                                     4,152      7,606      4,474     3,704     1,338
Other, net                                             198        186        350       (21)        1
Income (loss) before provision (benefit) for
   income taxes and extraordinary loss               2,153     (5,949)     3,300    14,677    11,794
Provision (benefit) for income taxes  (3)            9,019     (1,428)     1,473     5,854     4,539
Income (loss) before extraordinary loss             (6,866)    (4,521)     1,827     8,823     7,255
Extraordinary loss on early extinguishment of
  debt, net of income tax benefit                      530         --         --        --        --
Net income (loss)                                 $ (7,396)  $ (4,521)  $  1,827  $  8,823   $ 7,255
Basic and diluted earnings (loss) per share  (4)  $  (0.95)  $  (0.58)  $   0.25  $   1.45   $  1.31
Weighted average common shares outstanding           7,805      7,797      7,378     6,067     5,522

(In thousands)
June 30,                                            1998       1997       1996      1995      1994
------------------------------------------------  ---------  ---------  --------  ---------  -------
BALANCE SHEET DATA
Working capital                                   $ 21,308   $ 18,743   $ 38,030  $  2,810   $ 5,018
Total assets                                        80,180    126,343    136,760   126,192    64,593
Short-term debt                                      3,443     12,891      3,849    34,420    13,108
Long-term debt (net of current portion)             14,972     34,041     49,033    34,602    16,513
Stockholders' equity                                52,037     59,365     63,886    38,374    20,034

(1)  See  Note  3  to  the  June  30, 1998 Consolidated Financial Statements for further discussion.
(2)  See  Note  4  to  the  June  30, 1998 Consolidated Financial Statements for further discussion.
(3)  See Note 7 to the June 30, 1998 Consolidated Financial Statements for further discussion of the
     Company's  1998  effective  tax  rate.
(4)  See  Note  2  to  the  June 30, 1998 Consolidated Financial Statements for adoption of FAS 128.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company for the three fiscal years ended June 30, 1998. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data included elsewhere herein.

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

     The results of operations for fiscal 1998 were affected by several one time, non-recurring items, which are discussed further below. On October 31, 1997, the Company sold the assets of its ventilation products division for a gain. The proceeds from this sale were used to significantly pay down debt and to provide additional liquidity. The Company also recorded several non-recurring items and other charges to operations in the second quarter of fiscal 1998. Such non-recurring items reflect changes in business conditions resulting from the sale of the ventilation products division and other changes in market conditions. In addition, reserves for inventories and bad debts were increased throughout the fiscal year. As a result, the Company has strengthened its balance sheet by reducing debt, reducing intangible assets, and increasing reserves. Subsequent to June 30, 1998, the Company has further refinanced its debt and announced the relocation of its Toledo operation to St. Louis.

     The review of and comparability of year to year operating results is complicated by the sale of the ventilation products division on October 31, 1997. The fiscal 1998 results include ventilation products division operations for four months in the year ended June 30, 1998, while the fiscal 1997 results include ventilation products division operations for the full year ended June 30, 1997.

     The specific transactions and events impacting 1998 operating results, which make meaningful comparisons to prior years more difficult, are summarized below:

SALE  OF  VENTILATION  PRODUCTS  DIVISION

     On October 31, 1997, the Company sold the assets of Bear Medical Systems, Inc. ("Bear") and its subsidiary BiCore Monitoring Systems, Inc. ("BiCore"), collectively referred to as the ventilation products division, to ThermoElectron Corporation for $36.6 million plus the assumption of certain liabilities. The net proceeds of $29.5 million, after expenses including federal and state taxes, were utilized to repay a significant portion of the Company's term notes and to repay all of its subordinated debt, $15.8 million of which had a coupon rate of 14.0% per annum.

     The sale of these assets resulted in a gain before taxes for financial reporting purposes of $12.8 million, which was recorded in the Company's results of operations in the second quarter of fiscal 1998. The gain on sale of the ventilation products division, as a discrete item, resulted in a tax provision of $9.3 million. The relatively higher effective tax rate on this transaction reflected the fact that approximately $12.7 million of goodwill associated with these businesses is not deductible for income tax purposes. The net income effect of the gain on sale was approximately $3.5 million, or $0.45 per share.

DEBT  REDUCTION/REFINANCING

     In August 1997, the Company refinanced its existing debt through a $46 million credit facility with Foothill Capital Corporation. In conjunction with these new credit facilities, Allied placed an additional $5.0 million in subordinated debt with several related parties to the Company. The Foothill Credit facility, which was amended in November 1997 to reflect the effects of the sale of the ventilation products division, has allowed the Company to improve its liquidity and reduce interest expense in comparison to prior years. See the following "Financial Condition, Liquidity and Capital Resources" section for further detail discussion of the Company's debt situation. See the following "Subsequent Events" section for discussion of further post-June 30, 1998 debt refinancing matters.

     During fiscal 1998, the Company reduced its aggregate indebtedness from $46.9 million at June 30, 1997 to $18.4 million at June 30, 1998. As noted, a substantial portion of this reduction related to the application of proceeds from the sale of the ventilation products division on October 31, 1997.

Specifically, on November 3, 1997, the Company repaid two term notes totaling $10.8 million, which had a coupon rate of 14.0% per annum, and significantly reduced the outstanding balance of its revolving line of credit, and on November 4, 1997 repaid $5.0 million of 14.0% subordinated debt.

NON-RECURRING  CHARGES

     During the second quarter of fiscal 1998, the Company reevaluated the carrying value of its various businesses and recorded $9.8 million of non-recurring charges to reflect the changes in business conditions resulting from the sale of the ventilation products division and due to other changes in market conditions discussed below, which culminated during the second quarter of fiscal 1998. The elements comprising the $9.8 million of non-recurring charges, which are included in the results of operations for the year ended June 30, 1998, are as follows:

     Goodwill writedowns, which were determined pursuant to the Company's impairment policy as described in Note 2 to the June 30, 1998 financial statements, totaled $8.9 million for the four following businesses:

     $4.4 million associated with the partial goodwill writedown related to the B&F disposable products business. Continuing weakness in financial results of the business due to various operational issues, market condition changes in the home healthcare market including pressures on pricing due to reductions in Medicare reimbursements and overall weakness in financial results of the national home healthcare chains caused Allied to reevaluate and adjust the carrying value of this business.

     $2.4 million associated with the writedown of goodwill for Allied's headwall business which continues to experience weak financial results due to market conditions.

     $1.6 million associated with the writedown of Omni-Tech Medical, Inc. goodwill. This transportation ventilator business is directly related to the divested ventilation products division and is not anticipated to contribute to the ongoing operations of the Company.

     $0.5 million associated with the writedown of goodwill for the Design Principles Inc. backboard business. Increased costs have significantly eroded the margins of this business necessitating a re-evaluation of the carrying value of its goodwill.

     In addition to the non-cash goodwill write-downs, other non-recurring items include:

     $0.5  million of consulting fees related to a cooperative purchasing study.

     $0.4 million for the writedown of leasehold improvements and a reserve for the remaining lease payments for B&F's Mt. Vernon, Ohio facility which was closed as part of the Company's rationalization initiatives. The tenant subletting this facility is operating under Chapter 11 reorganization protection.

     The combined tax impact of these non-recurring charges resulted in a minimal $0.4 million tax benefit, due to the non-deductibility for tax purposes of the $8.9 million of goodwill writedowns. The non-recurring charges, as a discrete item, resulted in a net loss of approximately $9.4 million or $1.21 per share.

     As a result of the writedown of the carrying value of goodwill for certain businesses described above, the Company expects to reduce its annual amortization charges by $0.3 million or $0.04 per share.

SUBSEQUENT  EVENTS

     On August 10, 1998, the Company announced its intention to close its disposable products division in Toledo, Ohio, and relocate the B&F product line of home care products to its St. Louis manufacturing facility. The Company anticipates that the move will be completed in the second quarter of fiscal 1999 and that it will generate annual savings of nearly $1 million. In connection with the shutdown of the facility, the Company will record a one-time, after tax charge of approximately $0.6 million or $.08 cents per share during the first quarter of fiscal 1999. A significant portion of the pre-tax costs of approximately $1 million associated with the shutdown are expected to be paid prior to January 1, 1999. The Company continues to evaluate its business with an intent to streamline operations, improve productivity and reduce costs. Accordingly, the Company may implement other strategic rationalization programs in the future.

     In August 1998, to further lower Allied's effective interest rate, the Company obtained a $5.0 million mortgage loan on its St. Louis facility and used the proceeds to pay down its obligations under the Foothill Credit facility. That facility was also amended in September 1998 to eliminate the term loan feature and reduce the interest rate on the remaining revolving credit facility. See the following "Financial Condition, Liquidity, and Capital Resources" section for further detail discussion.

FISCAL  1998  FOURTH  QUARTER  RESULTS  OF  OPERATIONS

     During the fourth quarter of 1998, the Company continued to experience reduced sales. Net sales for the three months ended June 30, 1998 were $19.5 million compared to sales of $30.1 million for the three months ended June 30, 1997. Of the $10.6 million decline in sales, $8.5 million of the decline was attributable to sales associated with the disposal of the ventilation products division, while the base business sales declined by $2.1 million or 10.1%. The net loss for the fourth quarter of 1998 declined to $0.3 million or $0.04 per share from $3.5 million or $0.45 per share in 1997. In 1997, a number of factors adversely impacted fourth quarter results. A nineteen day work stoppage at the Company's St. Louis, Missouri facility in June, 1997 resulted in a permanent loss in sales, margin declines, and plant inefficiencies. Also, in the fourth quarter of 1997, the Company increased certain reserves and recorded other charges to operations which totaled $2.0 million. Included in these charges were adjustments to the carrying value of certain of the Company's inventories of $1.0 million, an increase to the allowance for doubtful accounts of $0.6 million, $0.3 million for the settlement of a lawsuit related to a pre-acquisition matter at one of the Company's acquired subsidiaries, and $0.1 million for a new product licensing agreement. Interest expense for the fourth quarter of 1998 was reduced by $2.8 million compared to the fourth quarter of 1997 as a result of the August 1997 debt refinancing and the application of the proceeds from the sale of the ventilation products division to reduce outstanding debt. See also the following "Fiscal 1998 Compared to Fiscal 1997" section for a discussion of various other internal and external factors affecting operations.

     Sales of respiratory care products for the fourth quarter were $6.6 million, a decrease of $8.7 million, compared to sales of $16.3 million in the prior year period. $8.5 million of this decline was attributable to the sale of the ventilation products division. Included herein are sales to the homecare market which declined from $6.0 million during the fourth quarter of fiscal 1997 to $4.3 million during fourth quarter of fiscal 1998, or 28.3% due to continuing pricing pressures and Company's unwillingness to take marginal business for aluminum cylinders. Sales of respiratory therapy equipment to the hospital market increased in the fourth quarter of fiscal 1998 compared to the fourth quarter of 1997 by $0.5 million or 28.8%. This increase primarily reflected the effects of lower sales in the fourth quarter of 1997 due to the work stoppage in the St. Louis facility.

     Sales of medical gas equipment for the fourth quarter of fiscal 1998 of $10.0 million were 8.2% under sales of $10.9 million in the prior year period. Sales of medical gas suction and regulation devices decreased from $5.2 million in the prior year to $5.0 million in the current fiscal year. Headwall sales, the smallest segment of medical gas equipment, increased 48.2% over the prior year sales on the strength of orders booked in prior periods. The largest decrease in medical gas sales for the quarter related to the sales of medical gas construction products. Medical gas construction sales in the fourth quarter of fiscal 1998 of $3.4 million were $1.3 million or 27.1% lower than in the prior year, primarily due to fewer large hospital construction projects. Sales of emergency medical products were relatively unchanged from the prior year.

     Gross profit for the fourth quarter of fiscal 1998 was $4.9 million, or 25.0% of sales, compared to $8.1 million or 26.8% of net sales in the fourth quarter of fiscal 1997 due primarily to the divestiture of the higher margin ventilation products division and continued pricing pressures. See also the following "Fiscal 1998 compared to Fiscal 1997" section for further discussion.

     Selling, General and Administrative ("SG&A") expenses were $4.9 million in the fourth quarter of 1998, a decrease of $4.3 million from the fourth quarter of 1997. SG&A decreased from 30.4% in the fourth quarter of fiscal 1997 to 25.2% of sales in the fourth quarter of fiscal 1998 primarily due to the sale of the ventilation products division. The fourth quarter of 1998 also benefited from various cost containment initiatives over the past year, including the elimination of several sales management, sales and marketing, and other administrative positions. The fiscal 1997 fourth quarter included an increase to the allowance for doubtful accounts, a lawsuit settlement charge, and a new product licensing fee which aggregated approximately $1.0 million.

     The loss from operations for the fourth quarter of fiscal 1998 was less than $0.1 million compared to $1.1 million in the prior year reflecting the factors described above.

     Interest expense for the fourth quarter of fiscal 1998 was $0.6 million, a decrease of $2.8 million from the fourth quarter of fiscal 1997. In 1997, under the Company's previous credit facility, interest expense included fees paid to the commercial bank group to obtain waivers for covenant violations at March 31, 1997, fees paid for not obtaining a commitment to reduce the bank groups indebtedness by $20.0 million by May 15, 1997, fees paid for professional services related to credit negotiations and related audits and the amortization of prepaid loan costs. On August 8, 1997, as previously discussed, the Company refinanced its existing bank debt through a new credit facility with Foothill Capital Corporation, and a $5.0 million subordinated debt arrangement. The new financial agreements are discussed further below. In addition, interest expense was significantly reduced due to the reduction in debt, caused by the sale of the ventilation products division. At June 30, 1998, commercial debt is $18.4 million, a decrease of $28.5 million from the June 30, 1997 debt level of $46.9 million.

     The Company incurred a loss before income taxes of $0.7 million in the fourth quarter of fiscal 1998 compared to a loss of $4.5 million in the same period for the prior year. The Company recorded a tax benefit of $0.3 million in the fourth quarter of fiscal 1998 compared to a tax benefit of $1.0 million in the fourth quarter of fiscal 1997. Results of operations in the fourth quarter of fiscal 1998 were a net loss of $0.3 million, or $0.04 per share, compared to a net loss of $3.5 million, or $0.45 per share, in the fourth quarter of fiscal 1997.

RESULTS  OF  OPERATIONS

     Allied manufactures and markets respiratory products, including respiratory care products, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts and percentages of net sales attributable to respiratory care products, medical gas equipment and emergency medical products for the fiscal years ended June 30, 1998, 1997 and 1996.

                                      1998
(Dollars in thousands)       -----------------------
  Year ended June 30,           Net      % of Total
                               Sales      Net Sales
                             ----------  -----------
Respiratory care products    $   40,105        41.6%
Medical gas equipment            45,033        46.7%
Emergency medical products       11,329        11.7%
                             ----------  -----------
Total                        $   96,467       100.0%
                             ==========  ===========

                                      1997
(Dollars in thousands)       -----------------------
  Year ended June 30,           Net      % of Total
                               Sales      Net Sales
                             ----------  -----------
Respiratory care products    $   63,935        54.1%
Medical gas equipment            42,566        36.1%
Emergency medical products       11,617         9.8%
                             ----------  -----------
Total                        $  118,118       100.0%
                             ==========  ===========

                                      1996
(Dollars in thousands)       -----------------------
  Year ended June 30,           Net      % of Total
                               Sales      Net Sales
                             ----------  -----------
Respiratory care products    $   63,889        53.2%
Medical gas equipment            43,084        35.9%
Emergency medical products       13,150        10.9%
                             ----------  -----------
Total                        $  120,123       100.0%
                             ==========  ===========

     The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statement of operations.


Year ended June 30,                                    1998    1997    1996
----------------------------------------------------  ------  ------  ------
Net sales                                             100.0%  100.0%  100.0%
Cost of sales                                          71.6    69.7    67.1
                                                      ------  ------  ------
Gross profit                                           28.4    30.3    32.9

Selling, general and administrative expenses           24.8    28.7    26.2
Gain on sale of business                              -13.3      --      --
Non-recurring impairment losses                        10.2      --      --
                                                      ------  ------  ------
Income from operations                                  6.7     1.6     6.7
Interest expense                                        4.3     6.4     3.7
Other, net                                              0.2     0.2     0.3
                                                      ------  ------  ------

Income (loss) before provision (benefit) for
    income taxes and extraordinary loss                 2.2    -5.0     2.7
Provision (benefit) for income taxes                    9.3    -1.2     1.2
                                                      ------  ------  ------
Income (loss) before extraordinary loss                -7.1    -3.8     1.5
Extraordinary loss on early extinguishment of debt,
    net of income tax benefit                           0.6      --      --
                                                      ------  ------  ------
Net income (loss)                                      -7.7    -3.8     1.5
                                                      ======  ======  ======

FISCAL  1998  COMPARED  TO  FISCAL  1997

     Net sales for fiscal 1998 of $96.5 million were $21.6 million, or 18.3%, less than net sales of $118.1 million in fiscal 1997. $19.0 million of this decline relates to sales associated with the disposal of the ventilation products division and $2.6 million relates to a decline in sales of core products. The decline in sales of core products reflected various internal and external factors.

     A large part of this decrease was caused by the Company's insistence for better margins on sales of distributed products, such as aluminum cylinders. In addition, sales force disruption caused by the ventilation products division sale, a decrease in large hospital construction projects and inefficiencies at the Company's Toledo facility negatively impacted revenues. This facility will be closed during the second quarter of fiscal 1999.

     Certain external issues first experienced in fiscal 1996 have continued to impact the Company's operations, both in fiscal 1997 and fiscal 1998. The emphasis of healthcare providers on cost containment has resulted in significant consolidation in the healthcare environment and pricing pressures in recent years. Homecare sales have been adversely affected by reductions in Medicare reimbursements. Asian currency valuations, and economic uncertainty in other areas, have decreased international orders. New orders, excluding the ventilation products division, decreased from $92.6 million in fiscal 1997 to $85.0 million in fiscal 1998, or 8.2%, for the reasons discussed above.

     While the Company is unable to predict when these macro-economic issues will be resolved, management believes that over a long-term horizon, Allied is well positioned to capitalize on the need for its respiratory products and meet the demands for these products caused by an aging population, an increase in the occurrence of lung disease, advances in treatment of other respiratory illnesses in the home, hospital, and sub-acute care facilities and upgrading of medical treatment around the world.

     Medical gas equipment sales of $45.0 million in fiscal 1998 were $2.4 million, or 5.8%, over prior year sales of $42.6 million. Medical gas system construction sales, headwall sales, and medical gas suction and regulation device sales experienced increases of 0.7%, 48.0% and 2.2%, respectively, in fiscal 1998 compared to fiscal 1997. The increase in sales of these products in fiscal 1998 primarily related to shipment of orders from backlog which had accumulated prior to June 30, 1997.

     Respiratory care products sales in fiscal 1998 of $40.1 million were $23.8 million, or 37.2%, under sales of $63.9 million in the prior year. Of the decline, $19.0 million was attributable to the disposal of the ventilation products division and $4.8 million relates to the Company's remaining product lines. Sales to the home healthcare market declined by 20.7%, primarily in distributed products as discussed above. In addition, pricing pressures caused by the consolidation of home healthcare dealers and continued concern over potential reductions in Medicare and Medicaid reimbursement rates continued to impact sales of home healthcare products. The Company has continued to experience capacity constraints at the Toledo, Ohio facility, and as previously noted, has announced plans to move its production to the St. Louis, Missouri facility in the second quarter of fiscal 1999. This is expected to reduce manufacturing costs while improving available capacity, and customer service.

     Emergency medical products sales in fiscal 1998 of $11.3 million were $0.3 million, or 2.5%, less than fiscal 1997 sales of $11.6 million. Business in this market is driven by both replacement business, and the occurrence of natural disasters. Management expects sales for the near future to primarily reflect demand driven by the replacement segment of the business. Orders for emergency medical products in fiscal 1998 of $12.6 million were $0.6 million or 5.5% above orders of $12.0 million in the prior year.

     International sales, which are included in the product lines discussed above decreased $10.5 million, or 30.4%, to $24.0 million in fiscal 1998 compared to sales of $34.5 million in fiscal 1997. International sales declined $11.3 million due to the sale of the ventilation products division while international sales of the remaining business increased by $0.8 million.

     The Company continues to emphasize the importance of worldwide markets. Advances in medical protocol in various countries throughout the world combined with the Company's strong international dealer network have enabled the Company to respond to increased worldwide demand for medical products. International sales are affected by international economic conditions and the relative value of currencies. In 1998 the continued devaluation of Asian currency has reduced international orders.

     Gross profit in fiscal 1998 was $27.4 million, or 28.4% of net sales, compared to a gross profit of $35.8 million, or 30.3% of net sales in fiscal 1997. The sale of the high margin ventilation products division adversely impacted gross profit and the gross margin in fiscal 1998 since these products were part of the Company's business for only four months of fiscal 1998 compared to the full twelve months in fiscal 1997. Continued pricing pressures brought on by the consolidations and cost containment initiatives of healthcare providers and the Company's planned reductions in inventories, which resulted in reduced manufacturing throughput and lower absorption of plant overhead, further served to reduce margins as a percent to net sales. Finally, the Company increased inventory reserves by over $1.0 million in fiscal 1998. In the fourth quarter of fiscal 1997, the Company recorded certain adjustments, approximating $1 million, to the carrying value of its inventories.

     The Company anticipates continued pressures on margins due to the mix of domestic versus international sales and anticipates continued pricing pressures from its customer base.

     Selling, General and Administrative ("SG&A") expenses for fiscal 1998 were $23.9 million, a decrease of $10.0 million over SG&A expenses of $33.9 million in fiscal 1997. Fiscal 1998 SG&A expenses were lower than the prior year due to several non-recurring fiscal 1997 expenditures. In fiscal 1997, the Company made strategic investments in certain SG&A activities and recorded certain non-recurring SG&A expenses. SG&A spending included investments in advertising and marketing literature, investments in information technology, and continued investments in research and development. In addition, the Company completed the recruiting, training and consolidation of its respiratory products salesforce and incurred duplicate costs for sales efforts to the Durable Medical Equipment Dealers (DME) in the home health care market during the transition period of shifting to telemarketing from field sales representatives. As a percentage of net sales, fiscal 1998 SG&A expenses were 24.8% compared to 28.7% in fiscal 1997. This decrease was attributable to lower SG&A expenses in fiscal 1998, as discussed above.

     As discussed previously in the preceding Overview section, financial results for fiscal 1998 were impacted by certain one-time, nonrecurring transactions and events which make meaningful comparisons to prior years more difficult. These specific transactions and events include the following items.

     On October 31, 1997 the Company sold the assets of Bear Medical Systems, Inc. ("Bear") and its subsidiary BiCore Monitoring Systems, Inc. ("BiCore") to ThermoElectron Corporation for $36.6 million plus the assumption of certain liabilities. The sale of these assets resulted in a gain before taxes for financial reporting purposes of $12.8 million and a tax provision of $9.3 million, due to non-deductibility of approximately $12.7 million goodwill associated with these businesses. The net income effect on the gain on sale of business was approximately $3.5 million or $0.45 per share.

     During the second quarter of fiscal 1998, the Company reevaluated the carrying value of its various businesses and recorded $9.8 million of non-recurring charges to reflect the changes in business conditions resulting from the sale of the ventilation products division and due to other changes in market conditions, which culminated during the second quarter of fiscal 1998. The elements comprising the $9.8 million of non-recurring charges consist of goodwill write-downs and other non-recurring items. See the preceding Overview section for further discussion. These non-recurring charges resulted in a minimal $0.4 million tax benefit, due to the non-deductibility for tax purposes of the $8.9 million of goodwill write-downs. The non-recurring charges, as a discrete item, resulted in a net loss of approximately $9.4 million or $1.21 per share.

     Income from operations in fiscal 1998 of $6.5 million was $4.7 million, or 261%, above fiscal 1997 income from operations of $1.8 million. As a percentage of net sales, income from operations increased to 6.7% from 1.6% in fiscal 1997, due to the factors discussed above.

     Interest expense decreased $3.5 million or 44.6%, to $4.2 million in fiscal 1998 from $7.6 million in fiscal 1997. In 1997, interest expense included fees paid to the Company's previous commercial bank group to obtain waivers for covenant violations, fees paid for not obtaining a commitment to reduce the bank groups indebtedness by $20.0 million by May 15, 1997, fees paid for professional services related to credit negotiations and related audits, and the amortization of prepaid loan costs. On August 8, 1997, as previously discussed, the Company refinanced its existing bank debt through a new credit facility with Foothill Capital Corporation, and $5.0 million subordinated debt arrangement. The new financial agreements are discussed further below. The Company did not incur fees similar to the prior year in fiscal 1998. In addition, interest expense was significantly reduced due to the reduction in debt, which primarily reflected application of the proceeds from the sale of the ventilation products division. At June 30, 1998, commercial debt is $18.4 million, a decrease of $28.5 million from the June 30, 1997 debt level of $46.9 million.

     The Company had income before taxes of $2.2 million, compared to a loss before taxes of $5.9 million in fiscal 1997. The Company recorded a provision for income taxes of $9.0 million for fiscal 1998 for an effective tax rate of 418.9%, compared to a tax benefit of $1.4 million in fiscal 1997 and an effective rate of 24.0%. As previously discussed, the gain on the sale of the ventilation products division resulted in a tax provision of $9.3 million. In addition, the non-recurring charge of $9.8 million was principally goodwill, and therefore non-deductible for income tax purposes.

     Net loss in fiscal 1998 was $7.4 million, or $0.95 per diluted share, an increase of $2.9 million from net loss of $4.5 million or $0.58 per diluted share in fiscal 1997. Net loss in fiscal 1998 included a $0.5 million extraordinary loss on early extinguishment of debt.

     Exclusive of the extraordinary items discussed above, the net loss for fiscal 1998 would have been $2.5 million or $0.32 per diluted share. Earnings per share amounts are diluted earnings per share, which are substantially the same as basic earnings per share. The weighted number of shares used in the calculation of the diluted per share loss was 7,805,021 in fiscal 1998 compared to 7,796,682 in fiscal 1997.

FISCAL  1997  COMPARED  TO  FISCAL  1996

     Net sales for fiscal 1997 of $118.1 million were $2.0 million, or 1.7%, less than net sales of $120.1 million in fiscal 1996. Certain internal and external factors impacted the Company's sales during fiscal 1997. Included in the internal operating issues which impacted the Company were the nineteen day work stoppage in the St. Louis, Missouri facility in June 1997, disruptions to manufacturing, scheduling and shipping created by the computer conversion in October 1996, also in the St. Louis facility, capacity constraints at the Toledo, Ohio facility and changes in the field sales force. The work stoppage resulted in permanently lost sales, margin declines, and manufacturing disruptions during the work stoppage as well as during the pre- and post-work stoppage periods. In October 1996, the Company converted its St. Louis manufacturing and corporate office operations to a new, fully-integrated software system. The Toledo facility has been capacity constrained by outdated injection molding machinery and molds. During fiscal 1997 the Company installed six new injection mold machines and eleven molds, and the Company added to its direct assembly force in Toledo. In addition, the Company consolidated its respiratory field salesforce with its ventilation sales force and invested in their joint training. These initiatives created short term sales disruptions in addition to the Company's occurrence of recruiting, training and marketing costs in fiscal 1997.

     Certain external issues first experienced in fiscal 1996 continued to impact the Company's fiscal 1997 operations. These matters were described in the preceding section "Fiscal 1998 Compared to Fiscal 1997."

     Medical gas equipment sales of $42.6 million in fiscal 1997 were $0.5 million, or 1.2% , under prior year sales of $43.1 million. Medical gas equipment sales in fiscal 1997 were adversely impacted by the previously noted June 1997 work stoppage and the effects of the computer conversion. However, strong market demand for medical gas equipment generated new orders for fiscal 1997 of $45.8 million, which was $4.4 million, or 10.6% over new orders in the prior fiscal year.

     Respiratory care products sales in fiscal 1997 of $63.9 million were unchanged from the prior year. Sales to the hospital market increased 11.1% as sales of ventilation products increased due to the strong world-wide acceptance of the Company's ventilators. Offsetting this increase in ventilation product sales was an 11.5% decline in sales of home health care products due to manufacturing constraints in the Company's Toledo, Ohio facility, combined with pricing pressures caused by the ongoing consolidation of home health care dealers.

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

     The Company continued to increase its presence in worldwide markets during fiscal 1997. International sales, which are included in the product line sales discussed above, increased $3.7 million, or 11.9%, to $34.5 million in fiscal 1997 compared to sales of $30.8 million in fiscal 1996. Advances in medical protocol in various countries throughout the world combined with the Company's strong international dealer network has enabled the Company to respond to the increased worldwide demand for respiratory products. In addition, the strong worldwide market acceptance of the Company's ventilators has fueled the growth of international sales. Note that the ventilation products division was sold on October 31, 1997.

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

     Selling, General and Administrative ("SG&A") expenses for fiscal 1997 were $33.9 million, an increase of $2.5 million over SG&A expenses of $31.4 million in fiscal 1996. The Company made strategic investments in certain SG&A activities and recorded certain non-recurring SG&A expenses in fiscal 1997. SG&A spending included investments in advertising and marketing literature, investments in information technology, and continued investments in research and development. In addition, the Company completed the recruiting, training and consolidation of its respiratory products sales force. Fiscal 1996 SG&A expenses were affected by a research grant of $0.3 million which did not repeat in fiscal 1997. SG&A expenses represent 28.7% of sales in fiscal 1997, versus 26.2% in fiscal 1996. The year over year increase was attributable to higher SG&A expenses in fiscal 1997, as discussed above, combined with lower sales during the year.

     Income from operations in fiscal 1997 of $1.8 million was $6.3 million, or 77.3%, below fiscal 1996 income from operations of $8.1 million. As a percentage of net sales, income from operations decreased to 1.6% in fiscal 1997 from 6.7% in fiscal 1996.

     Interest expense increased $3.1 million, or 70.0%, to $7.6 million in fiscal 1997 from $4.5 million in fiscal 1996. This increase in interest expense in fiscal 1997 consisted of approximately $2.2 million of fees and other professional costs incurred in connection with debt amendments under its credit facilities, $0.5 million related to increased amortization of prepaid loan costs, $0.3 million related to increased interest costs for the capital expenditure projects previously discussed, and $0.1 million, reflecting increases in effective interest rates which were partially offset by lower average debt levels. On August 8, 1997, as previously discussed, subsequent to fiscal year end, the Company entered into a $46.0 million credit facility with Foothill Capital Corporation and obtained $5.0 million in subordinated debt in a private placement arrangement.

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

     Net loss in fiscal 1997 was $4.5 million, or $0.58 per diluted share, a decrease of $6.3 million from net income of $1.8 million or earnings per diluted share of $0.25 in fiscal 1996. The weighted average number of common shares outstanding used in calculation of per share loss or earnings was 7,796,682 in fiscal 1997 compared to 7,378,478 in fiscal 1996. The increase in the weighted average number of common shares reflected the effects of the October 1995 sale of 1,610,000 shares of common stock in a public offering.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  Dollars in thousands   1998     1997     1996
----------------------  -------  -------  -------
  Cash                  $ 1,195  $   988  $ 1,489
  Working Capital       $21,308  $18,743  $38,030
  Total Debt            $18,415  $46,932  $52,882
  Current Ratio          2.67:1   1.57:1   2.69:1

     The Company's working capital was $21.3 million at June 30, 1998 compared to $18.7 million at June 30,1997. Inventories, other current assets, and accounts payable all decreased as a result of the previously discussed sale of the ventilation products division. Proceeds from such sale were utilized to significantly reduce debt during the second quarter of fiscal 1998. Accounts receivable declined to $14.2 million at June 30, 1998, down $8.9 million from $23.1 million at June 30, 1997. Of this decrease, $7.2 million is attributable to the ventilation business while receivables attributable to the Company's core business declined $1.7 million. Accounts receivable as measured in days sales outstanding ("DSO") decreased to 69 DSO from 71 DSO in this period. Inventories declined to $18.3 million at June 30, 1998, or $7.7 million, from $26.0 million at June 30, 1997. Of this decline, $3.0 million is related to the core business. The Company has focused on improving the mix of inventories and has been increasing stocking levels of high volume products while simultaneously reducing the stocking levels of low volume products. Inventories, as measured in days on hand ("DOH"), increased to 129 DOH at June 30, 1998 from 124 DOH at June 30, 1997, due to lower sales in the fourth quarter of fiscal year 1998. Accounts payable decreased to $5.8 million at June 30, 1998, down $8.2 million from June 30, 1997 balance of $14.0 million. Of this decline, $1.2 million of payables related to the ventilation products division. The Company experienced limited liquidity during fiscal 1997 due to a reduction in borrowing availability caused by principal payments made on its term loans combined with the high level of fees paid to the Company's previous commercial bank group. Consequently, payments to vendors and other obligations were extended. This situation was alleviated with the completion of debt refinancing on August 8, 1997. The Company is current on all its obligations. The current portion of long term debt at June 30, 1998 was $3.4 million compared to $12.9 million at June 30, 1997. The June 30, 1997 current portion of long term debt included $4.0 million of term notes and $5.0 million of subordinated debt which were due to mature on February 1, 1998, but were repaid on November 3, 1997 and November 4, 1997, respectively, with proceeds from the sale of the ventilation products division.

     The net increase/(decrease) in cash for the fiscal years ended June 30, 1998, June 30, 1997, and June 30, 1996 was $0.2 million, $(0.5) million, and
$1.3 million respectively. Net cash provided by (used by) operations was $(5.2) million, $8.9 million, and $2.5 million for the same periods. Cash used by operations for the fiscal year ended June 30, 1998 consisted of a net loss of $7.4 million, which was offset by $4.9 million in non-cash charges to operations for amortization and depreciation, a non-cash loss on refinancing charges of $0.9 million and changes in working capital and deferred tax accounts of $9.2 million. The Company reported a $12.8 million gain on sale of the ventilation products division and also recorded non-recurring impairment charges, for which the non-cash portion is $9.5 million, in the fiscal year ended June 30, 1998.
The Company received pre-tax proceeds of $35.4 million on the sale of the ventilation products division, reduced total debt by a net $28.5 million, and made capital expenditures of $0.6 million in the fiscal year ended June 30, 1998. Cash provided by operations for the comparable prior year period consisted of a net loss of $4.5 million which was offset by the non-cash charges of $5.6 million for depreciation and amortization, as well as cash generated by changes in working capital accounts and deferred tax accounts, of $7.8 million. The cash provided by operations for the fiscal year ended June 30, 1997 was used for net debt reduction of $8.1 million, dividends of $0.5 million and debt issuance cost of $0.7 million. The adverse results of operations during the latter half of fiscal 1996 and during fiscal 1997 impacted the Company's liquidity and the ability of the Company to continue historical levels of fixed payments. Accordingly, on August 21, 1996 the Company's Board of Directors voted to suspend quarterly dividends effective immediately subsequent to the payment of dividends for the fourth quarter of fiscal 1996. In addition, to improve the liquidity of the Company and to reduce interest expense, on August 8, 1997, the Company refinanced its existing debt.

     At June 30, 1998 the Company had aggregate indebtedness of $18.4 million, including $3.4 million of short-term debt and $15.0 million of long-term debt. At June 30, 1997, the Company had aggregate indebtedness of $46.9 million, including $12.9 million of short-term debt and $34.0 million of long-term debt. Throughout fiscal 1996, the Company entered into a series of amendments and waiver negotiations with its previous bank syndicate. During fiscal 1997, the Company paid waiver fees totaling approximately $2.2 million for the September 1996 amendment to its credit facilities, to obtain waivers for technical covenant violations at December 31, 1996 and March 31, 1997 and paid additional fees of $0.4 million in the first quarter of fiscal 1998. The Company was unsuccessful in its attempts to negotiate a long-term agreement with its previous bank syndicate. Accordingly, on August 8, 1997 the Company refinanced its existing debt through a new $46.0 million credit facility with Foothill Capital Corporation. The new credit facility, with a blended average interest rate of 10.2%, was comprised of a $25.0 million three-year revolving line of credit, three-year term loans of $10.0 million and $7.0 million, respectively, and a $4.0 million term loan maturing in February 1998. In conjunction with its new credit facilities, Allied placed an additional $5.0 million in subordinated debt, with several related parties to the Company maturing in February 1998. In addition, the Company issued 112,500 warrants at an exercise price of $7.025 per share, 62,500 of which were issued to subordinated debt holders with the balance issued to Foothill Capital Corporation. Such warrants are exerciseable at the option of the holder. The proceeds from the August 8, 1997 refinancing were used to replace the Company's outstanding debt with the previous commercial bank syndicate, and to provide additional liquidity. On October 31, 1997 the Company completed the sale of its ventilation products division. On November 3, 1997 the Company repaid two term notes and a significant portion of its revolving credit facility to Foothill. On November 4, 1997 the Company repaid its $5.0 million subordinated debt. Amendments to the Foothill credit facility were completed in the fiscal 1998 third quarter to reflect the impact of the significant reductions in the Company's outstanding debt and the sale of the ventilation products division. Available borrowings at June 30, 1998 under the Foothill credit facility were $6.5 million.

     On August 7, 1998, the Company obtained a $5.0 million mortgage loan on its principal facility in St. Louis, Missouri with LaSalle National Bank. Under terms of this agreement the Company will make monthly principal and interest payments, with a balloon payment in 2003. Proceeds of the loan were used to reduce the obligation under the revolving credit agreement with Foothill Capital Corporation. The mortgage loan carries a fixed rate of interest of 7.75%, compared to a current rate of 9.0% under the revolving credit agreement.

     On September 8, 1998, the Company's credit facilities with Foothill Capital Corporation were amended. The Company's existing term loan was eliminated and replaced with an amended revolving credit facility. As amended, the revolving credit facility remained at $25.0 million. The interest rate on the facility has been reduced from the floating reference rate (8.5% at September 8, 1998) plus 0.50% to the floating reference rate plus 0.25%. The reference rate as defined in the credit agreement, is the variable rate of interest, per annum, most recently announced by Norwest Bank Minnesota, National Association, or any successor thereto, as its "base rate". This amendment also provides the Company with a rate of LIBOR +2.5%. Amounts outstanding under this revolving credit facility, which expires on August 8, 2000, totaled $9.5 million at September 8, 1998. At September 8, 1998, $4.5 million was available under the revolving facility for additional borrowings.

     The rates noted above will drop by 0.25% at the end of fiscal 1999 and 2000 if the Company is profitable. In addition, the fees charged to the Company are also reduced.

     In 1998, the Company limited its investment to tooling to improve production efficiencies and produce higher quality products. The Company concentrated efforts on maximizing utilization of the machines acquired in fiscal 1997. These machines included $1.5 million for five computer controlled machining centers and $1.1 million for six injection molding machines and eleven molds acquired, in large part through capital leases.

      Capital expenditures, net of capital leases, were $0.6 million, $0.1 million and $3.6 million in fiscal 1998, 1997 and 1996, respectively. The
Company completed two separate plant consolidations in fiscal 1996. The Company's headwall construction manufacturing operation was consolidated into its Hospital Systems, Inc. operations in Oakland, California, and its disposable medical products operation in Mt. Vernon, Ohio was closed and consolidated into its Toledo, Ohio facility operation. In addition, the Company acquired $2.6 million of computer equipment and software under capital leases to improve information technology systems. The Company believes that cash flow from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures of approximately $2.6 million in fiscal 1999.

     As of June 30, 1998, the Company had a backlog of $17.4 million compared to a backlog of $23.9 million at June 30, 1997. The sale of the ventilation products division reduced the Company's backlog by $3.7 million as compared to June 30, 1997. The Company's backlog, a significant portion of which is attributable to the Company's medical gas equipment products, consists of firm customer purchase orders which may be subject to cancellation by the customer. The Company's backlog increased in emergency medical products in the fiscal year ended June 30, 1998. The increase was more than offset by a decline in backlog for medical gas equipment products. Orders for medical gas construction products are subject to major swings from year to year depending on hospital construction. The Company booked more such orders in fiscal 1997 than in fiscal 1998.

     Inflation has not had a material effect on the Company's business or results of operations. The Company makes its foreign sales in dollars and, accordingly, sales proceeds are not affected by exchange rate fluctuations, although the effect on its customers does impact the pace of incoming orders.

SEASONALITY  AND  QUARTERLY  RESULTS

     In past fiscal years, the Company has experienced seasonal increases in net sales during its second and third fiscal quarter (October 1 through March 31) which, in turn, affected net income. Such seasonal variations were likely attributable to an increase in hospital equipment purchases at the beginning of each calendar year (which coincides with many hospitals' fiscal years) and an increase in the severity of influenza during winter months. As the Company has expanded its sales into the home health care, emergency medical and international markets, these seasonal variations have diminished, but have not disappeared.

     The following table sets forth selected operating results for the eight quarters ended June 30, 1998. The information for each of these quarters is unaudited, but includes all normal recurring adjustments which the Company considers necessary for a fair presentation thereof. These operating results, however, are not necessarily indicative of results for any future period. Further, operating results may fluctuate as a result of the timing of orders, the Company's product and customer mix, the introduction of new products by the Company and its competitors, and overall trends in the health care industry and the economy. While these patterns have an impact on the Company's quarterly operations, the Company is unable to predict the extent of this impact in any particular period.


(Dollars  In  thousands,
except per share data)           June 30,   March 31,    Dec. 31,    Sept. 30,    June 30,    March 31,    Dec. 31,    Sept. 30,
Three months ended                 1998        1998        1997        1997         1997        1997         1996        1996
------------------------------  ----------  ----------  ----------  -----------  ----------  -----------  ----------  -----------
Net sales                       $  19,476   $   22,785  $  24,033   $   30,173   $  30,129   $   30,466   $  28,389   $   29,134
Gross profit                        4,878        6,507      6,743        9,229       8,063        9,725       8,725        9,240
Income (loss) from operations         (29)       1,100      3,455        1,977      (1,091)       1,582         491          862
Net income (loss)                    (315)         241     (6,684)        (638)     (3,485)        (302)       (557)        (177)
Basic and diluted earnings          (0.04)        0.03      (0.86)       (0.08)      (0.45)       (0.04)      (0.07)       (0.02)
 (loss) per share

ACCOUNTING  PRONOUNCEMENTS

     In June 1997 the Financial Accounting Standards Board issued Statement of Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), which is effective for the Company in fiscal 1999. FAS 131 requires that companies report certain information if specific requirements are met about the Company's operating segments including information about services, geographic areas of operation, and major customers. The Company is reviewing the applicability of FAS 131 on its future reporting requirements.

YEAR  2000

     The Company utilizes software and related computer technologies essential to its operations. The Company has established a plan, utilizing internal resources, to assess the potential impact of the year 2000 on the Company's systems and operations and to implement solutions to address this issue. In October 1996, the Company converted its corporate offices and its manufacturing operation to a new fully-integrated software system. The Company plans to install the most recent version of this software, which the vendor has certified as year 2000 compliant, in June, 1999. The Company expects that all critical systems will be year 2000 compliant by June 1999. The cost of upgrading to a year 2000 compliant version of the existing system is not expected to be significant. The Company is dependent on various third parties, to conduct its business operations. The Company does not anticipate that the failure of mission critical third parties to achieve year 2000 compliance would have a material effect on the Company's operations. However, there can be no assurance that the Company will not experience unanticipated costs and/or business interruptions due to year 2000 problems in its internal systems, or that such costs and/or interruptions will not have a material adverse effect on the Company's consolidated results of operations.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

To  the  Board of Directors and Shareholders of Allied Healthcare Products, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Allied Healthcare Products, Inc. and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows  for  each  of  the  three  years  in  the  period ended June 30, 1998, in conformity  with  generally  accepted  accounting  principles.  These  financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PricewaterhouseCoopers  LLP

St.  Louis,  Missouri
August  7,  1998,  except  for  Note  14  which  is
as  of  September  8,  1998

CONSOLIDATED  STATEMENT  OF  OPERATIONS

Year ended June 30,                                       1998           1997           1996
----------------------------------------------------  -------------  -------------  ------------
Net sales                                             $ 96,466,860   $118,117,518   $120,122,502
                                                      -------------  -------------  ------------
Cost of sales                                           69,110,274     82,364,405     80,549,685
Gross profit                                            27,356,586     35,753,113     39,572,817

Selling, general and administrative expenses            23,888,131     33,909,510     31,449,306
Gain on sale of business                               (12,812,927)            --             --
Non-recurring impairment losses                          9,778,259             --             --
                                                      -------------  -------------  ------------
Income from operations                                   6,503,123      1,843,603      8,123,511
                                                      -------------  -------------  ------------
Other expenses:
    Interest expense                                     4,151,986      7,606,129      4,474,316
    Other, net                                             198,329        186,291        349,445
                                                      -------------  -------------  ------------
                                                         4,350,315      7,792,420      4,823,761
                                                      -------------  -------------  ------------
Income (loss) before provision (benefit) for
    income taxes and extraordinary loss                  2,152,808     (5,948,817)     3,299,750

Provision (benefit) for income taxes                     9,018,488     (1,427,716)     1,473,156
                                                      -------------  -------------  ------------
Income (loss) before extraordinary loss                 (6,865,680)    (4,521,101)     1,826,594
Extraordinary loss on early extinguishment of debt,
    net of income tax benefit of $373,191                  530,632             --             --
                                                      -------------  -------------  ------------
Net income (loss)                                     $ (7,396,312)  $ (4,521,101)  $  1,826,594
                                                      =============  =============  ============
Basic and diluted earnings (loss) per share:
    Earnings (loss) before extraordinary loss         $      (0.88)  $      (0.58)  $       0.25
    Extraordinary loss                                $      (0.07)            --             --
                                                      -------------  -------------  ------------
 Earnings (loss) per share                            $      (0.95)  $      (0.58)  $       0.25
                                                      =============  =============  ============

See  accompanying  Notes  to  Consolidated  Financial  Statements

CONSOLIDATED  BALANCE  SHEET

June 30,                                                          1998           1997
------------------------------------------------------------  -------------  -------------
ASSETS

Current assets:
   Cash                                                       $  1,194,813   $    988,436
   Accounts receivable, net of allowance for doubtful
     accounts of $1,035,833 and $1,225,326, respectively        14,227,314     23,093,037
   Inventories                                                  18,341,340     26,052,991
   Other current assets                                            273,832      1,544,811
                                                              -------------  -------------
      Total current assets                                      34,037,299     51,679,275
                                                              -------------  -------------

   Property, plant and equipment, net                           17,525,906     20,848,870
   Goodwill, net                                                28,026,064     50,763,511
   Deferred tax asset-noncurrent, net                                   --      1,665,069
   Other assets, net                                               590,933      1,386,291
                                                              -------------  -------------
      Total assets                                            $ 80,180,202   $126,343,016
                                                              =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                           $  5,807,349   $ 14,048,235
   Current portion of long-term debt                             3,442,797     12,890,772
   Other accrued liabilities                                     3,479,215      5,997,670
                                                              -------------  -------------
      Total current liabilities                                 12,729,361     32,936,677
                                                              -------------  -------------

Long-term debt                                                  14,971,775     34,041,300

Deferred tax liability-noncurrent, net                             441,589             --

Commitments and contingencies (Notes 5 and 12)

Stockholders' equity:
   Preferred stock; $.01 par value; 1,500,000 shares
      authorized; no shares issued and outstanding
   Series A preferred stock; $.01 par value; 200,000 shares
      authorized; no shares issued and outstanding
   Common stock; $.01 par value; 30,000,000 shares
      authorized; 7,806,682 and 7,796,682 shares issued and
      outstanding at June 30, 1998 and 1997, respectively          101,102        101,002
   Additional paid-in capital                                   47,014,621     46,945,971
   Retained earnings                                            25,653,182     33,049,494
   Common stock in treasury, at cost                           (20,731,428)   (20,731,428)
                                                              -------------  -------------
      Total stockholders' equity                                52,037,477     59,365,039
                                                              -------------  -------------
      Total liabilities and stockholders' equity              $ 80,180,202   $126,343,016
                                                              =============  =============

See  accompanying  Notes  to  Consolidated  Financial  Statements


CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY

                                                       Additional
                                 Preferred    Common     paid-in      Retained      Treasury
                                   stock      stock      capital      earnings        Stock
                                -----------  --------  -----------  ------------  -------------
Balance, June 30, 1995          $         -  $ 84,890  $21,206,090  $37,814,360   $(20,731,428)

Issuance of common stock                 --    16,112   25,739,881           --             --
Dividends declared                       --
   ($.28 per common share)               --        --           --   (2,070,359)            --
Net income for the year ended            --        --           --           --
   June 30, 1996                         --        --           --    1,826,594             --
                                -----------  --------  -----------  ------------  -------------
Balance, June 30, 1996                   --   101,002   46,945,971   37,570,595    (20,731,428)

Net loss for the year ended
   June 30, 1997                         --        --           --   (4,521,101)            --
                                -----------  --------  -----------  ------------  -------------
Balance, June 30, 1997                   --   101,002   46,945,971   33,049,494    (20,731,428)

Issuance of common stock                 --       100       68,650           --             --
Net loss for the year ended
   June 30, 1998                         --        --           --   (7,396,312)            --
                                -----------  --------  -----------  ------------  -------------
Balance, June 30, 1998          $         -  $101,102  $47,014,621  $25,653,182   $(20,731,428)
                                ===========  ========  ===========  ============  =============

See  accompanying  Notes  to  Consolidated  Financial  Statements

CONSOLIDATED  STATEMENT  OF  CASH  FLOWS

Year ended June 30,                                                         1998           1997           1996
---------------------------------------------------------------------  --------------  -------------  -------------
Cash flows from operating activities:
   Net income (loss)                                                   $  (7,396,312)  $ (4,521,101)  $  1,826,594
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities,
      excluding the effects of acquisitions:
        Depreciation and amortization                                      4,881,890      5,572,188      3,954,989
        Gain on sale of Bear Medical                                     (12,812,927)            --             --
        Loss on refinancing of long-term debt                                903,823             --             --
        Noncash portion of non-recurring impairment losses                 9,496,452             --             --
        Decrease in accounts receivable, net                               2,887,344      2,871,621      1,702,297
        Decrease (increase) in inventories                                 2,412,551      1,993,499     (4,156,653)
        Decrease (increase) in income taxes receivable                            --      2,285,224     (2,285,224)
        Decrease in other current assets                                     696,056      1,168,686      2,276,486
        Increase (decrease) in accounts payable                           (6,671,539)       943,936      3,191,348
        Increase (decrease) in other accrued liabilities                  (1,688,283)     1,027,393     (4,325,109)
        Increase (decrease) in deferred income taxes - noncurrent          2,106,658     (2,451,982)       315,892
                                                                       --------------  -------------  -------------
      Net cash provided by (used in) operating activities                 (5,184,287)     8,889,464      2,500,620

Cash flows from investing activities:
   Capital expenditures, net                                                (644,080)       (58,610)    (3,649,284)
   Acquisition of Omni-Tech - Net of cash acquired                                --             --     (1,557,000)
   Proceeds on sale of Bear Medical - Net of disposal costs               35,362,286             --             --
                                                                       --------------  -------------  -------------
      Net cash provided by (used in) investing activities                 34,718,206        (58,610)    (5,206,284)

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                               26,000,000      5,000,000     16,600,000
   Payment of long-term debt                                             (37,267,757)    (4,662,785)   (63,192,220)
   Borrowings under revolving credit agreement                           128,862,400     27,365,170     56,100,000
   Payments under revolving credit agreement                            (146,033,153)   (35,810,605)   (28,100,000)
   Proceeds from issuance of common stock                                     68,750             --     25,755,993
   Debt issuance costs                                                      (957,782)      (677,563)    (1,186,351)
   Dividends paid on common stock                                                 --       (545,768)    (1,957,577)
                                                                       --------------  -------------  -------------
      Net cash provided by (used in) financing activities                (29,327,542)    (9,331,551)     4,019,845

Net increase (decrease) in cash and equivalents                              206,377       (500,697)     1,314,181
Cash and equivalents at beginning of period                                  988,436      1,489,133        174,952
                                                                       --------------  -------------  -------------
Cash and equivalents at end of period                                  $   1,194,813   $    988,436   $  1,489,133
                                                                       ==============  =============  =============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                         $   5,256,981   $  6,614,365   $  4,142,070
      Income taxes                                                     $   5,380,817   $    138,339   $  2,587,091
Supplemental schedule of noncash investing and financing activities:
   Equipment acquired through capital leases                                      --   $  2,157,967   $  2,452,565

See  accompanying  Notes  to  Consolidated  Financial  Statements

                        ALLIED HEALTHCARE PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

     Allied Healthcare Products, Inc. (the Company or Allied) is a manufacturer of respiratory products used in the health care industry in a wide range of hospital and alternate site settings, including post-acute care facilities, home health care and trauma care. The Company's product lines include respiratory care products, medical gas equipment and emergency medical products. See Note 3 regarding sale of the Company's ventilation products division on October 31, 1997.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

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

CASH  AND  CASH  EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. Book cash overdrafts on the Company's disbursement accounts totaling $2,012,427 and $3,867,477 at June 30, 1998 and 1997,
respectively,  are  included  in  accounts  payable.

CONCENTRATIONS  OF  CREDIT  RISK

At June 30, 1998 and 1997, the Company's trade receivables are comprised as follows:

                                1998   1997
                                -----  -----
Medical equipment distributors    71%    74%
Construction contractors          25%    16%
Health care institutions           4%    10%

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and historically such losses have been within management's expectations. At June 30, 1998 the Company believes that it has no significant concentration of credit risk.

INVENTORIES

     Inventories are stated at the lower of cost, determined using the last-in, first-out (LIFO) method, or market. If the first-in, first-out (FIFO) method (which approximates replacement cost) had been used in determining cost, inventories would have been $2,066,220 and $511,626 higher at June 30, 1998 and 1997, respectively. Inventories include the cost of materials, direct labor and manufacturing overhead.

     Inventory amounts are net of a reserve for obsolete and excess inventory of $2,189,000 and $1,689,000 at June 30, 1998 and 1997, respectively.

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

GOODWILL

     The excess of the purchase price over the fair value of net assets acquired in business combinations is capitalized and amortized on a straight-line basis over the estimated period benefited, not to exceed 40 years. The amortization period for all acquisitions to date ranges from 20 to 40 years. Amortization expense for the years ended June 30, 1998, 1997 and 1996 was $1,077,959, $1,473,164, and $1,446,756 respectively. Accumulated amortization at June 30, 1998 and 1997 was $5,499,276 and $5,347,843 respectively. The carrying value of goodwill is assessed for recoverability by management based on an analysis of future expected cash flows from the underlying operations of the Company. See
Note 4 regarding goodwill impairment and related non-recurring charges recorded in the second quarter of the year ended June 30, 1998. Management believes that there has been no further impairment at June 30, 1998 to the remaining carrying value of goodwill.

OTHER  ASSETS

     Other assets are primarily comprised of debt issuance costs. Such costs are being amortized on a straight-line basis over the life of the related obligations.

INCOME  TAXES

     The Company files a consolidated federal income tax return which includes its wholly-owned subsidiaries. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Under FAS 109, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates.

RESEARCH  AND  DEVELOPMENT  COSTS

     Research and development costs are charged to income in the year incurred and are included in selling, general and administrative expenses. Research and development expense for the years ended June 30, 1998, 1997 and 1996 was $1,688,071, $3,684,702 and $3,255,067, respectively.

EARNINGS  PER  SHARE

     Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are based on weighted averaged number of shares of common stock and common stock equivalents outstanding during the year. The number of basic and diluted shares outstanding for the years ended June 30, 1998, 1997 and 1996 was 7,805,021, 7,796,682 and 7,378,478 shares, respectively. Options under the Company's employee's and director's stock option plans are not included as common stock equivalents for earnings per share purposes since they did not have material dilutive effect.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), which requires public entities to present both basic and diluted earnings per share amounts on the face of their financial statements, replacing the former calculations of primary and fully diluted earnings per share. The Company adopted FAS 128 effective with its fiscal 1998 second quarter. All prior period earnings per share amounts have been restated. The adoption of FAS 128 did not have a material effect on current or previously reported earnings per common share.

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

     During fiscal 1996, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), became effective for the Company. FAS 123 prescribes the recognition of compensation expense based on the fair value of options or stock awards determined on the date of grant. However, FAS 123 allows companies to continue to apply the valuation methods set forth in APB 25. For companies that continue to apply the valuation methods set forth in APB 25, FAS 123 mandates certain pro forma disclosures as if the fair value method had been utilized. See Note 9 for additional discussion.

3.     SALE  OF  BEAR  VENTILATION  PRODUCTS  DIVISION

     On October 31, 1997, the Company sold the assets of Bear Medical Systems, Inc. (Bear) and its subsidiary BiCore Monitoring Systems, Inc. (BiCore) to Thermo-Electron Corporation for $36.6 million, plus the assumption of certain liabilities. The net proceeds of $29.5 million, after expenses, including federal and state taxes paid, were utilized to repay a significant portion of its term notes and to repay all of its subordinated debt. The sale of the Bear ventilation products division resulted in a gain before taxes for financial reporting purposes of $12.8 million. This gain, as a discrete item, resulted in a tax provision of $9.3 million. The relatively higher effective tax rate on this transaction resulted because approximately $12.7 million of goodwill associated with these businesses was not deductible for income tax purposes.

     Had the divestiture occurred on July 1, 1997, consolidated pro forma net sales, net loss and loss per share for the year ended June 30, 1998 would have been $86.0 million, $(12.1) million and $(1.55), respectively.

     The unaudited pro forma information is based on assumptions deemed appropriate by Allied Healthcare Products, Inc. and is not intended to reflect what the Company's net sales, net loss, or loss per share would have been had the sale occurred on July 1, 1997 or to project the Company's results of operations for the future.

4.   GOODWILL  IMPAIRMENT

     In the second quarter of fiscal 1998, the Company reevaluated the carrying value of its various businesses and recorded $9.8 million of non-recurring charges to reflect the changes in business conditions resulting from the sale of the ventilation product division and due to other changes in market conditions discussed below, which culminated during the second quarter of fiscal 1998.

     Goodwill writedowns, which were determined pursuant to the Company's impairment policy as described in Note 2, approximating $8.9 million, were comprised of the following:

     $4.4 million associated with the partial goodwill writedown related to the B&F disposable products business. Continuing weakness in financial results of the business due to various continuing operational issues, market condition changes in the home healthcare market including pressures on pricing, and overall weakness in financial results of the national home healthcare chains caused Allied to reevaluate and adjust the carrying value of this business.

     $2.4 million associated with the writedown of goodwill for Allied's headwall business which continues to experience weakness in financial results due to market conditions.

     $1.6 million associated with the writedown of Omni-Tech Medical, Inc. goodwill. This transportation ventilator business is directly related to the divested Bear ventilation products division and is not anticipated to contribute to the ongoing operations of the Company.

     $0.5 million associated with the write-down of goodwill for the Design Principles Inc. backboard business. Increased costs have significantly eroded the margins of this business necessitating a reevaluation of the carrying value of its goodwill.

     Management believes that there has been no further impairment at June 30, 1998 to the remaining carrying value of goodwill.

     In addition to the non-cash goodwill write-downs, the other non-recurring items include:

     $0.5  million of consulting fees related to a cooperative purchasing study.

     $0.4 million for the writedown of leasehold improvements and a reserve for the remaining lease payments for B&F's Mt. Vernon, Ohio facility which was closed as part of the Company's rationalization initiatives. The tenant subletting this facility is operating under Chapter 11 reorganization protection.

5.     FINANCING

       Long-term  debt consisted of the  following  at  June 30, 1998 and 1997:

UNSUBORDINATED DEBT

Notes payable to bank or other financial lending institution,  secured by virtually all assets of the Company
Term Loan - principal due in varying monthly maturities
ranging from $150,000 to $1,541,667 with remaining balances
due August 8, 2000                                                        $ 5,800,000

Revolving credit facility - aggregate revolving commitment of
25,000,000; principal due at Maturity on August 8, 2000                     9,383,812

  Term Loan Payable to Bank - Paid in 1998                                              $  5,000,000

  Term Loan Payable to Bank - Paid in 1998                                                 9,750,000

  Revolving credit facility - Paid in 1998                                                26,554,565

  Acquisition Term Loan to Bank - Paid in 1998                                             1,344,000

Other                                                                          45,840         62,690
                                                                          ------------  -------------

                                                                           15,229,652     42,711,255
                                                                          ------------  -------------

SUBORDINATED DEBT

Industrial Development Revenue Bonds - principal due in annual installments of $250,000 through March 1, 2000; $255,000 at
maturity on March 1, 2001; interest payable monthly at
variable rate (4.6% at June 30, 1998)                                         755,000        955,000

Capital lease obligations                                                   2,429,920      3,265,817
                                                                          ------------  -------------

                                                                            3,184,920      4,220,817
                                                                          ------------  -------------
                                                                           18,414,572     46,932,072
Less-Current portion of long-term debt, including $478,382 and
676,357 of capital lease obligations at June 30, 1998 and  June 30,
1997 respectively.                                                         (3,442,797)   (12,890,772)
                                                                          ------------  -------------
                                                                          $14,971,775   $ 34,041,300
                                                                          ============  =============

     On August 8, 1997, the Company refinanced its existing credit facility with a financial institution. The new credit agreement provided for borrowings of $25 million under a revolving credit facility and $21 million under three term loan facilities, including $4 million due in February 1998. In conjunction with the new Credit Agreement, Allied placed an additional $5.0 million in subordinated debt due in February 1998 with certain shareholders of the Company. The Company used the funds provided by the new credit agreements to extinguish amounts outstanding under the revolving credit facility and term loans with its existing commercial bank.

     In connection with the sale of the Bear ventilation products division in October 1997, the Company repaid two term notes including $4 million due in February 1998, a portion of the third term note, a significant portion of its revolving credit facility and the subordinated note with certain shareholders in the amount of $5.0 million.

     The revolving credit facility provides for borrowings of up to the lesser of $25,000,000 or the borrowing base, less any outstanding letter of credit obligations. The borrowing base is defined by the Credit Agreement as (a) 85% of eligible domestic receivables plus (b) 85% of eligible foreign receivables not to exceed $8,000,000 plus (c) 45% of eligible inventories not to exceed $10,000,000. Such amounts are reduced by various reserves as defined in the Credit Agreement. The revolving credit facility bears interest at the floating Reference Rate (8.5% at June 30, 1998) plus 0.50% and is payable monthly. The Reference Rate, as defined in the Credit Agreement, is the variable rate of interest, per annum, most recently announced by Norwest Bank Minnesota, National Association, or any successor thereto, as its "base rate". The Credit Agreement requires an underutilization fee of 0.25% per annum, payable monthly, on any unused portion of the revolving credit facility. Amounts outstanding under this revolving credit facility, which expires on August 8, 2000, totaled $9,383,812 at June 30, 1998. At June 30, 1998, $6.5 million was available under the revolving credit facility for additional borrowings.

     The Credit Agreement provided term loan facilities in the amounts of $10,000,000 (Term Loan A), $7,000,000 (Term Loan B), and $4,000,000 (Term Loan
C), respectively. Term Loan A was partially paid down with proceeds from the aforementioned sale of Bear and is due in varying monthly maturities ranging from $150,000 to $1,541,667, commencing October 1, 1997 with final payment due on August 8, 2000. As discussed above, term loans B and C were fully repaid in connection with the sale of the Bear ventilation products division.

     The Credit Agreement also provides for the issuance of letters of credit on behalf of the Company in amounts up to $3,000,000 in the aggregate. The Company is required to pay a fee of 1.0% per annum on the outstanding balance.

     The above described agreements contain restrictions and requirements, including limitations on capital expenditures, new indebtedness, and dividend payments, and the achievement of certain earning levels and the maintenance of minimum net worth, among others, for which the Company was in compliance at June 30, 1998.

     Aggregate maturities of long-term debt, excluding capital leases, for each of the fiscal years subsequent to June 30, 1998 are as follows:

                         REVOLVING     INDUSTRIAL
                      CREDIT FACILITY  DEVELOPMENT
            TERM A                    REVENUE BONDS  OTHER  TOTAL
1999  $      2,700,000               -  $250,000  $13,021  $ 2,963,021
2000         3,000,000               -   250,000   16,575    3,266,575
2001           100,000  $    9,383,812   255,000   16,244    9,755,056
----  ----------------  --------------  --------  -------  -----------
      $      5,800,000  $    9,383,812  $755,000  $45,840  $15,984,652
----  ----------------  --------------  --------  -------  -----------

     Debt issuance costs approximating $700,000 were incurred in the August 1997 refinancing and are being deferred and amortized over the term of the new Credit Agreement. Unamortized costs incurred in conjunction with the original credit facilities with the Company's previous bank syndicate totaled $980,000. These costs, net of applicable income tax benefits of $392,000, were written off during the first quarter of fiscal 1998 and were accounted for as an extraordinary loss.

     Subsequent to June 30, 1998, the Company obtained mortgage financing on its St. Louis facility and further amended its credit facilities. See Note 14 for further detail discussion.

6.     LEASE  COMMITMENTS

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

     Minimum lease payments under long-term capital leases and the operating leases at June 30, 1998 are as follows:

                                                CAPITAL    OPERATING
                                                LEASES       LEASES
                                              -----------  ----------
  1999                                        $  832,567   $  114,120
  2000                                           762,533       69,120
  2001                                           762,533       57,600
  2002                                           803,432
                                              -----------

  Total minimum lease payments                $3,161,065   $  240,840
                                                           ==========

  Less amount representing interest             (731,145)
                                              -----------

Present value of net minimum lease payments,
 including current portion of $478,382        $2,429,920
                                              ===========

     Rental expense incurred on the operating leases in fiscal 1998, 1997 and 1996 totaled $381,024, $686,168, and $881,318, respectively.

7.     INCOME  TAXES

     The  provision  (benefit)  for  income  taxes  consisted  of the following:

                     1998         1997         1996
                  ----------  ------------  ----------
Current Payable:
  Federal         $4,249,382                $   40,240
  State            1,957,403                         -
                  ----------                ----------
  Total Current    6,206,785                    40,240
                  ----------                ----------
Deferred:
  Federal          2,451,228  $(1,214,731)   1,271,979
  State              360,475     (212,985)     214,937
                  ----------                ----------
  Total Deferred   2,811,703   (1,427,716)   1,432,916
                  ----------  ------------  ----------
                  $9,018,488  $(1,427,716)  $1,473,156
                  ==========  ============  ==========

     Income taxes were 418.9% (24.0)% and 44.6% of pre-tax earnings (losses) in 1998, 1997 and 1996, respectively. A reconciliation of income taxes, with the amounts computed at the statutory federal rate follows:

                                                    1998          1997         1996
                                                ------------  ------------  -----------
Computed tax at federal statutory rate          $   731,955   $(2,022,597)  $1,121,915
State income taxes, net of federal tax benefit    1,611,155      (160,989)     169,770
Non deductible goodwill                           7,925,827       491,854      482,876
Other, net                                       (1,250,449)      264,016     (301,405)
                                                ------------  ------------  -----------
Total                                           $ 9,018,488   $(1,427,716)  $1,473,156
                                                ============  ============  ===========

                                        At June 30, 1998             At June 30, 1997

                                     Deferred    Deferred Tax     Deferred    Deferred Tax
                                    Tax Assets    Liabilities    Tax Assets    Liabilities
                                   ------------  -------------  ------------  -------------
Current:
  Bad Debts                        $   403,975                  $   479,175
  Accrued Liabilities                  103,369                      635,160
  Inventory                                      $     876,444                $     698,390
  Other                                                                              80,000
                                   ------------  -------------  ------------  -------------
                                       507,344         876,444     1,114,335        778,390
                                   ------------  -------------  ------------  -------------

Non Current:
  Depreciation                                          65,685                      319,066
  Other property basis                                 399,611                      451,918
  Intangible assets                    363,331                      438,678
  Net operating loss carryforward                                 2,703,228
  Other                                     --          14,233           --         383,133
                                   ------------  -------------  ------------  -------------
                                       363,331         479,529    3,141,906       1,154,117
                                   ------------  -------------  ------------  -------------

Valuation allowance                   (325,391)             --     (322,720)             --
                                   ------------  -------------  ------------  -------------
Total deferred taxes               $   545,284   $   1,355,973  $ 3,933,521   $   1,932,507
                                   ============  =============  ============  =============

     At June 30, 1997, the Company had approximately $2,703,228 of net operating loss carryforwards available to offset future regular taxable income. Such carryforwards and the net operating losses generated through October 31, 1997 were fully utilized to offset the gain on the sale of the ventilation products division.

8.  RETIREMENT  PLAN

     The Company offered several retirement savings plans under Section 401(k) of the Internal Revenue Code to certain eligible salaried employees. Each employee may elect to enter a written salary deferral agreement under which a portion of such employee's pre-tax earnings may be contributed to the plan.

     During the fiscal years ended June 30, 1998, 1997 and 1996, the Company made contributions of $464,227, $601,338 and $535,017, respectively.

9.  SHAREHOLDERS  EQUITY

     On October 4, 1995, the Company completed the sale of 1,610,000 shares of its common stock in a public offering which yielded net proceeds to the Company of $25.7 million. The proceeds were used to reduce debt and to provide financing for future growth.

     The Company has established a 1991 Employee Non-Qualified Stock Option Plan as well as a 1994 Employee Stock Option Plan (Employee Plans). The Employee Plans provide for the granting of options to the Company's executive officers and key employees to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 800,000 shares of common stock may be granted under the Employee Plans. Options currently outstanding entitle the holders to purchase common stock at prices ranging between $6.75 and $16.13, subject to adjustment. Options shall become exercisable with respect to one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the second anniversary of the date granted, except certain options granted under the 1994 Employee Stock Option Plan which become exercisable when the fair market value of common stock exceeds required levels. The right to exercise the options expires in ten years, from the date of grant, or earlier if an option holder ceases to be employed by the Company.

     In addition, the Company has established a 1991 Directors Non-Qualified Stock Option Plan and a 1995 Directors Non-Qualified Stock Option Plan
(Directors Plans). The Directors Plan provides for the granting of options to the Company's Directors who are not employees of the Company to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 250,000 shares of common stock may be granted under the Directors Plans. Options currently outstanding entitle the holders to purchase common stock at prices ranging between $7.00 and $18.25, subject to adjustment. Options shall become exercisable with respect to one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the second anniversary of the date granted, except for certain options granted under the 1995 Directors Non-Qualified Stock Option Plan which become exercisable with respect to all of the shares covered thereby six months after the grant date. The right to exercise the options expires in ten years from the date of grant, or earlier if an option holder ceases to be a Director of the Company.

     A summary of stock option transactions in 1998, 1997 and 1996, respectively, pursuant to the Employee Plans and the Directors Plans follows:

                               Summary of Stock Options
                               ------------------------

                              Average    Shares Subject
                               Price       To Option
                              --------  ---------------
June 30, 1995                 $  13.36         388,000
Options Granted                  17.58          63,500
Options Exercised                 8.00          (1,174)
Options Canceled                 15.96         (36,726)
                                        ---------------
June 30, 1996                 $  13.79         413,600
                                        ---------------
Exercisable at June 30, 1996                   118,875
                                        ===============

June 30, 1996                 $  13.79         413,600
Options Granted                   6.90         358,000
Options Exercised                  -0-             -0-
Options Canceled                 11.47        (177,100)
                                        ---------------
June 30, 1997                 $   9.22         594,500
                                        ---------------

Exercisable at June 30, 1997                   163,700
                                        ===============

June 30, 1997                     9.22         594,500
Options Granted                   7.63         173,500
Options Exercised                 6.88         (10,000)
Options Canceled                 11.23        (132,550)
June 30, 1998                 $   8.39         625,450
Exercisable at June 30, 1998                   160,138
                                        ===============

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the Statement allows the alternative of continued use of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," with pro-forma disclosure of net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company adopted the new standard in the fiscal year ending June 30, 1997, and elected the continued use of APB Opinion No. 25. Pro forma disclosures have not been provided, as the effect on fiscal year 1998, 1997 and 1996 net earnings was immaterial.

     In conjunction with the refinancing, 62,500 warrants were issued to the holders of the subordinated notes payable and 50,000 warrants were issued to the commercial lender providing the revolving credit facilities and the term loan facilities. Each warrant entitles the holder to purchase one share of common stock at $7.025 per share through August 7, 2002.

10.     EXPORT  SALES

     Export sales for the years ended June 30, 1998, 1997 and 1996 are comprised as follows (in thousands):

                1998     1997     1996
               -------  -------  -------
Europe         $ 5,700  $ 9,300  $ 7,500
Canada           1,900    2,600    2,300
Latin America    5,900    6,300    5,600
Middle East      1,600    3,200    2,900
Far East         6,000    9,400    9,000
Other            2,900    3,700    3,500
               -------  -------  -------
               $24,000  $34,500  $30,800
               =======  =======  =======

11.     SUPPLEMENTAL  BALANCE  SHEET  INFORMATION

                                                             June 30,
                                                    ----------------------------
                                                        1998           1997
                                                    -------------  -------------
INVENTORIES
  Work in Progress                                  $  2,424,041   $  2,726,585
  Component parts                                     14,820,526     18,679,482
  Finished goods                                       1,096,773      4,646,924
                                                    -------------  -------------
                                                    $ 18,341,340   $ 26,052,991
                                                    =============  =============

PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment                           $ 13,836,067   $ 14,880,513
  Buildings                                           13,442,979     13,508,251
  Land and land improvements                             989,516        989,516
  Property held under capital leases                   5,220,926      5,382,529
                                                    -------------  -------------

  Total property, plant and equipment at cost       $ 33,489,488   $ 34,760,809

Less accumulated depreciation and amortization,
 including $2,551,105 and $1,610,867 respectively,
 related to property held under  capital leases      (15,963,582)   (13,911,939)
                                                    -------------  -------------

                                                    $ 17,525,906   $ 20,848,870
                                                    =============  =============

OTHER ACCRUED LIABILITIES
  Accrued compensation expense                      $  1,295,354   $  2,215,548
  Acquisition reserve                                    948,639
  Accrued interest expense                               219,015      1,324,010
  Accrued income tax                                     942,036        376,910
  Other                                                1,022,810      1,132,563
                                                    -------------  -------------
                                                    $  3,479,215   $  5,997,670
                                                    =============  =============

12.     COMMITMENTS  AND  CONTINGENCIES

     From time to time, the Company becomes party to various claims and legal actions arising during the ordinary course of business. Management believes that the Company's costs and any potential judgments resulting from such claims and actions would be covered by the Company's product liability insurance, except for deductible limits and self-insured retention. The Company intends to defend such claims and actions in cooperation with its insurers. It is management's opinion that, in any event, their outcome would not have a material effect on the Company's financial position, cash flows or results of operations.

13.     QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

     Summarized quarterly financial data for fiscal 1998 and 1997 appears below (all amounts in thousands except per share data):

                                   Net Sales
                              -------------------
                                1998      1997
                              --------  ---------
First Quarter                 $30,173   $ 29,134

Second Quarter                 24,033     28,389

Third Quarter                  22,785     30,466

Fourth Quarter                 19,476     30,129
                              --------  ---------

Total Year                    $96,467   $118,118
                              ========  =========

                                  Gross Profit
                               ------------------
                                 1998       1997
                              --------  ---------

First Quarter                 $ 9,229   $  9,240

Second Quarter                  6,743      8,725

Third Quarter                   6,507      9,725

Fourth Quarter                  4,878      8,063
                              --------  ---------

Total Year                    $27,357   $ 35,753
                              ========  =========

                                Net Income (Loss)
                             --------------------
                                 1998       1997
                              --------  ---------

First Quarter                    (638)  $   (177)

Second Quarter                 (6,684)      (557)

Third Quarter                     241       (302)

Fourth Quarter                   (315)    (3,485)
                              --------  ---------

Total Year                    $(7,396)  $ (4,521)
                              ========  =========

                          Earnings (Loss) Per Share
                          --------------------------
                                 1998       1997
                              --------  ---------

First Quarter                 $  (.08)  $   (.02)

Second Quarter                   (.86)      (.07)

Third Quarter                     .03       (.04)

Fourth Quarter                   (.04)      (.45)
                              --------  ---------

Total Year                    $  (.95)  $   (.58)
                              ========  =========


14.     SUBSEQUENT  EVENTS

     On August 5, 1998 the Company's board of directors voted to close its disposable products division (DPD) located in Toledo, Ohio and relocate production of the B&F line of home care products to its manufacturing facility in St. Louis, Missouri. The move is expected to be completed during the second quarter of fiscal 1999 and is expected to generate annual savings of nearly $1.0 million. In connection with the shutdown of the facility, Allied will record a one-time, after tax charge of approximately $0.6 million or $.08 per share during the first quarter fiscal 1999. Pre-tax costs of approximately $1.0 million are expected to be paid by January 1, 1999.

     On August 7, 1998, the Company borrowed approximately $5.0 million from a financial institution. The borrowing was secured by a first security interest in the Company's St. Louis facility. The loan requires monthly principal and interest payments of $60,005, with a final payment of all principal and interest remaining unpaid due at maturity on August 1, 2003. Interest is fixed at 7.75% per annum. Proceeds from the borrowing were used to pay down existing debt, which bore a higher interest rate. The loan agreement includes certain debt covenants which the Company must comply with over the term of the loan.

     On September 8, 1998, the Company's credit facilities with Foothill Capital Corporation were amended. The Company's existing term loan was eliminated and replaced with an amended revolving credit facility. As amended, the revolving credit facility remains at $25.0 million. The interest rate on the facility has been reduced from the floating reference rate (8.5% at September 8, 1998) plus 0.50% to the floating reference rate plus 0.25%. The reference rate as defined in the credit agreement, is the variable rate of interest, per annum, most recently announced by Norwest Bank Minnesota, National Association, or any successor thereto, as its "base rate". Amounts outstanding under this revolving credit facility, which expires on August 8, 2000, totaled $9.5 million at September 8, 1998. At September 8, 1998, $4.5 million was available under the revolving facility for additional borrowings.

     This amendment also provides the Company with a rate of LIBOR +2.5%. This rate will drop by 0.25% at the end of fiscal 1999 and 2000 if the Company is profitable. In addition, the fees charged to the Company are also reduced.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART  III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     A definitive proxy statement is expected to be filed with the Securities and Exchange Commission on or about October 9, 1998. The information required by this item is set forth under the caption "Election of Directors" on pages 2 through 4, under the caption "Executive Officers" on page 8 and under the caption Section 16(a) Beneficial Ownership Reporting Compliance" on page 18 of the definitive proxy statement, which information is incorporated herein by reference thereto.

ITEM  11.  EXECUTIVE  COMPENSATION

     The information required by this item is set forth under the caption "Executive Compensation" on pages 9 through 15 of the definitive proxy statement, which information is incorporated herein by reference thereto.


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

     None

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K

1.  FINANCIAL  STATEMENTS

     The following consolidated financial statements of the Company and its subsidiaries are included in response to Item 8:

          Consolidated  Statement  of  Operations  for  the  years  ended
             June  30,  1998,  1997  and  1996

          Consolidated  Balance  Sheet  at  June  30,  1998  and  1997

          Consolidated  Statement  of  Changes  in  Stockholders'  Equity
             for  the  years  ended  June  30,  1998,  1997  and  1996

          Consolidated  Statement  of  Cash  Flows  for the years ended June 30,
             1998,  1997  and  1996

          Notes  to  Consolidated  Financial  Statements

          Report  of  Independent  Accountants

2.   FINANCIAL  STATEMENT  SCHEDULES

          Report  of  Independent  Accountants  on  Financial Statement Schedule

          Valuation  and  Qualifying  Accounts  and  Reserves  for  the  Years
              Ended  June  30,  1998,  1997  and  1996

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


                                       ALLIED HEALTHCARE PRODUCTS, INC.
                                       By:

                                       /s/ Uma Nandan Aggarwal
                                       -----------------------------------------
                                           Uma Nandan Aggarwal
                                           President and Chief Executive Officer

Dated  :  September  24,  1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 24, 1998.

SIGNATURES                           TITLE
         *
--------------------
Dennis W. Sheehan     Chairman of the Board


/s/ Uma N. Aggarwal
--------------------
    Uma N. Aggarwal   President, Chief Executive Officer and  Director
                      (principal Executive Officer)

         *
--------------------
David A. Gee          Director

         *
--------------------
Robert E. Lefton      Director

         *
--------------------
William A. Peck       Director

         *
--------------------
John D. Weil          Director

         *
--------------------
James B. Hickey, Jr.  Director

                              *  By:     /s/  Uma  Nandan  Aggarwal
                                         --------------------------
                                              Uma Nandan Aggarwal
                                              Attorney-in-Fact

*  Such  signature has been affixed pursuant to the following Power of Attorney.


                               POWER OF  ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints Uma N. Aggarwal as his true and lawful attorney-in fact and agent, each with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the 1998 Annual Report on Form 10-K of Allied Healthcare Products, Inc., and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite as fully to all intents and purposes as he might or could do in person, and ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

                      REPORT OF INDEPENDENT  ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To  the  Board  of  Directors  of  Allied  Healthcare  Products,  Inc.

Our audits of the consolidated financial statements referred to in our report dated August 7, 1998, except for Note 14 which is as of September 8, 1998, appearing in the 1998 Annual Report to Shareholders of Allied Healthcare Products, Inc. on Form 10-K (which report and consolidated financial statements are included herein) also included an audit of the Financial Statement Schedule listed in item 14(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers  LLP

St.  Louis,  Missouri
August  7,  1998,  except  for  Note  14,
which  is  as  of  September  8,  1998

                                          ALLIED HEALTHCARE PRODUCTS, INC.
                             RULE 12-09  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

        COLUMN A                     COLUMN B               COLUMN C                    COLUMN D          COLUMN E
--------------------------------  --------------  --------------  -----------------  --------------  ----------------
                                    BALANCE AT      CHARGED TO       CHARGED TO
                                   BEGINNING OF       COSTS       OTHER ACCOUNTS -    DEDUCTIONS -    BALANCE AT END
      DESCRIPTION                     PERIOD       AND EXPENSES       DESCRIBE          DESCRIBE        OF PERIOD
--------------------------------  --------------  --------------  -----------------  --------------  ----------------

                                                FOR THE YEAR ENDED JUNE 30, 1998
Reserve For
Doubtful Accounts                 $  (1,225,326)  $    (264,165)                     $  453,658 (1)  $    (1,035,833)

Inventory Allowance
For Obsolescence
and Excess Quantities             $  (1,689,000)     (1,112,000)                     $  612,000 (2)  $    (2,189,000)
--------------------------------  --------------  --------------  -----------------  --------------  ----------------

                                                FOR THE YEAR ENDED JUNE 30, 1997

Reserve For
Doubtful Accounts                 $    (422,517)  $  (1,058,999)                     $  256,190 (3)  $    (1,225,326)

Inventory Allowance
For Obsolescence
and Excess Quantities             $  (1,812,542)  $    (154,357)                     $  277,899 (4)  $    (1,689,000)
--------------------------------  --------------  --------------  -----------------  --------------  ----------------

                                                FOR THE YEAR ENDED JUNE 30, 1996

Reserve For
Doubtful Accounts                 $    (590,459)  $    (107,871)                     $  275,813 (5)  $      (422,517)

Inventory Allowance
For Obsolescence
and Excess Quantities             $  (4,349,467)  $      83,700                      $2,453,225 (6)  $    (1,812,542)
--------------------------------  --------------  --------------  -----------------  --------------  ----------------

(1)     Decrease  due  to bad debt write-offs, bad debt recoveries and changes in estimate.  Additional decrease of
        $129,814  due  to  the  sale  of  Bear  Medical  Systems,  Inc.
(2)     Decrease  of  $612,000  due  to  the  sale  of  Bear  Medical     Systems,  Inc.

(3)     Decrease  due  to  bad  debt  write-offs,  bad  debt  recoveries  and  changes  in  estimate.

(4)     Decrease  due  to  inventory  disposed  of  and  changes  in  estimate.

(5)     Decrease  due  to  bad debt write-offs, bad debt recoveries and changes in estimate.  Offsetting increase of
        $80,000  due  to  the  acquisition  of  Omni-Tech  Medical,  Inc.

(6)     Decrease  due  to inventory disposed of and changes in estimate.  Offsetting increase of $105,470 due to the acquisition  of  Omni-Tech  Medical,  Inc.

                                            INDEX TO EXHIBITS

EXHIBIT
   NO.                                                  DESCRIPTION
-------  -----------------------------------------------------------------------------------------------
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

    3.2  By-Laws of the Registrant (filed as Exhibit 3(2) to the Registration Statement and incorporated herein by reference)

    4.1  Certificate of Designations, Preferences  and  Rights  of  Series  A  Preferred Stock of Allied
         Healthcare  Products,  Inc. dated August 21, 1996 (filed with the Commission as Exhibit 4(1) to the Company's  Annual  Report  on  Form 10-K for the fiscal year ended June 30, 1997 (the "1997
         Form 10-K") and incorporated herein by reference)

   10.1  NCG  Trademark  License  Agreement,  dated  April  16,  1982,  between  Liquid  Air Corporation and Allied Healthcare Products, Inc. (filed as Exhibit 10(24) to the Registration Statement and incorporated herein by reference)

   10.2  Allied  Healthcare  Products,  Inc.  1991  Employee  Non-Qualified  Stock Option Plan (filed as
         Exhibit 10(26)  to  the  Registration  Statement  and  incorporated  herein  by  reference)

   10.3  Employee  Stock  Purchase  Plan

   10.4  Allied  Healthcare  Products,  Inc.  1994 Employee Stock Option Plan (filed with the Commission as  Exhibit  10(39)  to  the  1994  Form  10-K  and  incorporated  herein  by  reference)

   10.5  Allied  Healthcare Products,  Inc.  1995 Directors Non-Qualified  Stock Option Plan (filed with the Commission  as Exhibit  10(25)  to  the Company's Annual Report on Form 10-K for the fiscal
         year  ended  June   30, 1995 (the "1995  Form  10-K"  and  incorporated  herein  by  reference)

   10.6  Lease  dated  as  of  November 4, 1993 between Essup Part and B&F Medical Products, Inc. (filed with  the  Commission as  Exhibit  10(43)  to  the 1994  Form 10-K  and incorporated  herein by reference)

   10.7  Consulting  and  Severance  Agreement  dated  as of September 1, 1996 between Allied Healthcare
         Products, Inc.  and David V.  LaRusso  (filed  with  the  Commission  as  Exhibit 10(31) to the
         Company's  Annual  Report  on  Form 10-K for  the fiscal  year  ended  June 30, 1996 (the "1996
         Form 10-K")  and  incorporated  herein  by  reference)

   10.8  Allied  Healthcare  Products,  Inc.  Amended  1994 Employee  Stock  Option Plan (filed with the
         Commission  as  Exhibit  10(28)  to  the  1996 Form 10-K and  incorporated herein by reference)

   10.9  Employment  Agreement  dated November 19, 1996  by  and  between  Allied  Healthcare  Products,
         Inc. and Uma N. Aggarwal (filed as Exhibit 10(1) to the  Company's  Quarterly  Report  on  Form
         10-Q  for  the  quarter  ended  December 31, 1996  and  incorporated  herein  by  reference)

  10.10  Option  Agreement  dated November 19,  1996 by and  between  Allied  Healthcare  Products, Inc.
         and Uma N. Aggarwal  (filed as Exhibit 10(2)  to  the  Company's  Quarterly Report on Form 10-Q
         for  the  quarter  ended  December  31,  1996  and  incorporated  herein  by  reference)

EXHIBIT
   NO.                                                  DESCRIPTION
-------  -----------------------------------------------------------------------------------------------

  10.11  Option  Agreement  dated  November  19, 1996  between  Allied  Healthcare  Products,  Inc.  and
         Uma N.  Aggarwal  (filed as Exhibit 10(3) to  the  Company's  Quarterly Report on Form 10-Q for
         the  quarter  ended  December  31,  1996  and  incorporated  herein  by  reference)

  10.12  Letter  Agreement  dated  December  16, 1997 between Allied Healthcare Products, Inc. and Barry
         F. Baker  (filed  as  Exhibit  10(4)  to  the  Company's Quarterly  Report on Form 10-Q for the
         Quarter  ended  December  31,  1996  and  incorporated  herein  by  reference)

  10.13  Letter  Agreement  dated  December  16,  1997  between  Allied  Healthcare  Products,  Inc. and
         Gabriel S. Kohn  (filed  as  Exhibit  10(5)  to the Company's Quarterly Report on Form 10-Q for
         The  quarter  ended  December 31,  1996  and  incorporated  herein  by  reference.)

  10.14  Letter  Agreement  dated  December  16, 1997  between  Allied  Healthcare  Products,  Inc.  and
         David A.  Grabowski  (filed as  Exhibit 10(6) to the Company's Quarterly Report for the quarter ended  December  31,  1996  and  incorporated  herein  by  reference)

  10.15  Loan and Security  Agreement,  dated  as  of  August 7,  1997  by  and  among Allied Healthcare
         Products, Inc., B&F Medical Products, Inc., Bear Medical Systems, Inc., Hospital Systems, Inc.,
         Life Support Products, Inc., and  BiCore  Monitoring  Systems, Inc., as Borrowers, and Foothill
         Capital  Corporation  (filed  with  the Commission as  Exhibit 10(31) to the 1997 Form 10-K and
         incorporated  herein  by  reference)

  10.16  Warrant  dated  August 7,  1997  issued  by  Allied  Healthcare  Products,  Inc.  in  favor  of
         Woodbourne  Partners, L.P. (filed with  the Commission as Exhibit  10(36) to the 1997 Form 10-K
         and  incorporated  herein  by  reference)

  10.17  Warrant dated August 7, 1997 issued by Allied  Healthcare  Products, Inc. in favor of Donald E.
         Nickelson  (filed  with  the  Commission  as  Exhibit  10(37)  to  the  1997  Form  10-K  and
         Incorporated  herein  by  reference)

  10.18  Warrant  dated  August 7, 1997 issued by Allied Healthcare Products, Inc. in favor of Dennis W.
         Sheehan (filed  with the Commission as Exhibit 10(38) to the  1997  form 10-K  and incorporated herein by reference)

  10.19  Agreement effective as  of  June 1, 1997  between Allied Healthcare Products, Inc. and District
         No.  9  International  Association  of  Machinists  and  Aerospace  Workers  (filed  with  the
         Commission  as  Exhibit  10(39)  to  the  1997  Form 10-K and incorporated herein by reference)

  10.20  Agreement dated  June  10, 1998  between  Hospital  Systems,  Inc.  and Local Union No. 2131 of
         the International  Brotherhood  of  Electrical  Workers covering the period from May 1, 1998 to
         April 30, 2001

  10.21  Full-Time  Employment  Policy  Agreement  dated  July 3, 1997  between  B&F  Medical  Products,
         Inc.  and  B&F  Employee  Committee  (filed with  the  Commission as Exhibit 10(41) to the 1997
         Form  10-K  and  incorporated  herein  by  reference)

  10.22  Asset  Purchase  Agreement  by  and  between  BM  Acquisition  Corp., ThermoElectron
         Corporation,  Bear  Medical Systems,  Inc.  BiCore Monitoring  Systems, Inc., Allied Healthcare
         Products AG, Bear  Medical Systems  Foreign Sales  Corporation and  Allied Healthcare Products,
         Inc. (filed with  the Commission as  Exhibit 2.1 to the Form 8-K filed on November 14, 1997 and
         Incorporated  herein  by  reference)

EXHIBIT
   NO.                                                  DESCRIPTION
-------  -----------------------------------------------------------------------------------------------

  10.23  Amendment  Number  One  to  Loan  and  Security  Agreement  dated  as  of  March 3, 1998  among
         Allied Healthcare Products, Inc., B&F Medical Products, Inc., Hospital Systems,  Inc.  and Life
         Support  Products,  Inc.  as  Borrowers, and  Foothill  Capital  Corporation  (filed  with  the
         Commission  as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter
         Ended  March  31,  1998  and  incorporated  herein  by  reference)

  10.24  Loan  and  Security  Agreement,  dated  as  of August 7, 1998 by  and between Allied Healthcare
         Products,  Inc.  and  LaSalle  National  Bank.

  10.25  Amendment  Number  Two  to  Loan  and  Security  Agreement  dated  as  of  September  10,  1998 among  Allied  Healthcare  Products, Inc., B&F Medical  Products, Inc. , Hospital Systems, Inc.
         and  Life  Support  Products,  Inc. as  Borrowers,  and  Foothill  Capital  Corporation.

     13  Annual Report to Stockholders

     21  Subsidiaries of the Registrant

     23  Consent of PricewaterhouseCoopers, LLP

     24  Powers of Attorney

     27  Financial Data Schedule