Form 10-K/A
period 1998-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 1998-09-29
CIK 874710

FORM 10-K/A
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


                                       ALLIED HEALTHCARE PRODUCTS, INC.
                                       By:

                                       /s/ Uma Nandan Aggarwal
                                       -----------------------------------------
                                           Uma Nandan Aggarwal
                                           President and Chief Executive Officer

Dated  :  September  29,  1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 29, 1998.

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

                               INDEX TO EXHIBITS

EXHIBIT
   NO.   DESCRIPTION
-------  -----------------------------------------------------------------------
     27  Financial Data Schedule