Form 10-Q
period 1998-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 1998-11-06
CIK 874710

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

(Mark  One)

 X   Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the Securities
---
     Exchange  Act  of  1934

     For  the  quarterly  period  ended  September  30,  1998

     Transition report pursuant to Section 13 or  15(d)  of the  Securities
---
     Exchange  Action  of  1934

     For  the  transition  period  from  to  _____________ to _____________


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

     The number of shares of common stock outstanding at November 4, 1998 is 7,806,682 shares.

                            INDEX

                                                          Page
Part I - Financial Information                           Number

Item 1.   Financial Statements

          Consolidated Statement of Operations                3
          three months ended September 30, 1998
          and 1997 (Unaudited)

          Consolidated Balance Sheets -                     4-5
          September 30, 1998 (Unaudited) and
          June 30, 1998

          Consolidated Statements of Cash Flow              6-7
          three months ended September 30, 1998
          and 1997 (Unaudited)

          Consolidated Statement of Changes in                8
          Stockholders' Equity for three months ended
          September 30, 1998 (Unaudited)

          Notes to Consolidated Financial Statements       9-11

Item 2.   Management's Discussion and Analysis of         12-21
          Financial Condition and Results of Operations

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K                   22

          Signature                                          23

PART  I.   FINANCIAL  INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS

                             ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED STATEMENT OF OPERATIONS
                                       (UNAUDITED)

                                                                  Three months ended
                                                                     September 30,
                                                              ---------------------------
                                                                   1998          1997
                                                              -------------  ------------
Net sales                                                     $ 17,859,103   $30,172,904
Cost of sales                                                   13,452,490    20,943,624
Gross profit                                                     4,406,613     9,229,280

Selling, general and administrative expenses                     4,877,348     7,252,587
Provision for restructuring and consolidation                      972,850             0
                                                              -------------  ------------
Income (loss) from operations                                   (1,443,585)    1,976,693

Other expenses:
  Interest expense                                                 533,664     1,859,819
  Other, net                                                        18,946        46,939
                                                              -------------  ------------
                                                                   552,610     1,906,758
                                                              -------------  ------------
Income (loss) before provision
  (benefit) for income taxes and
  extraordinary loss                                            (1,996,195)       69,935
Provision (benefit) for income taxes                              (716,938)      177,123
                                                              -------------  ------------
Loss before extraordinary loss                                  (1,279,257)     (107,188)

Extraordinary loss on early
  extinguishment of debt, net of
  income tax benefit of $373,191                                         0       530,632

                                                              -------------  ------------
Net Loss                                                       ($1,279,257)    ($637,820)
                                                              =============  ============

Basic and diluted loss per share:
  Loss before extraordinary loss                                    ($0.16)       ($0.01)
  Extraordinary loss                                                   ---         (0.07)
                                                              -------------  ------------
  Net Loss                                                          ($0.16)       ($0.08)
                                                              =============  ============

Weighted average shares                                          7,806,682     7,800,095
                                                              =============  ============

See accompanying Notes to Consolidated Financial Statements.

                          ALLIED HEALTHCARE PRODUCTS, INC.
                             CONSOLIDATED BALANCE SHEET
                                       ASSETS

                                                             Sept. 30,     June 30,
                                                               1998         1998
                                                           ------------  -----------
                                                            (Unaudited)
Current Assets:
   Cash                                                    $    650,983  $ 1,194,813
   Accounts receivable, net of allowance for doubtful
      accounts of $1,087,896 and $1,035,833, respectively    12,965,716   14,227,314
   Inventories                                               17,241,347   18,341,340
   Other current assets                                         354,384      273,832

                                                           ------------  -----------
      Total current assets                                   31,212,430   34,037,299
                                                           ------------  -----------

   Property, plant and equipment, net                        16,898,474   17,525,906
   Goodwill, net                                             27,822,212   28,026,064
   Other assets, net                                            530,582      590,933

                                                           ------------  -----------
      Total assets                                         $ 76,463,698  $80,180,202
                                                           ============  ===========

          See accompanying Notes To Consolidated Financial Statements.

                                   (CONTINUED)

                              ALLIED HEALTHCARE PRODUCTS, INC.
                                 CONSOLIDATED BALANCE SHEET
                                         (CONTINUED)
                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  Sept. 30,       June 30,
                                                                    1998           1998
                                                                -------------  -------------
                                                                 (Unaudited)
Current liabilities:
   Accounts payable                                             $  5,404,310   $  5,807,349
   Current portion of long-term debt                               1,016,533      3,442,797
   Accrual for restructuring and consolidation                       614,008              0
   Other current liabilities                                       2,468,524      3,479,215

                                                                -------------  -------------
      Total current liabilities                                    9,503,375     12,729,361
                                                                -------------  -------------

Long-term debt                                                    15,760,514     14,971,775

Deferred income tax liability-noncurrent                             441,589        441,589

Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.01 par value; 1,500,000 shares
    authorized; no shares issued and outstanding; which
    includes Series A preferred stock; $.01 par value; 200,000 shares authorized; no shares issued and outstanding
   Common stock; $.01 par value; 30,000,000 shares
    authorized; 7,806,682 shares issued and outstanding
    at September 30, 1998 and June 30, 1998                          101,102        101,102
   Additional paid-in capital                                     47,014,621     47,014,621
   Common stock in treasury, at cost                             (20,731,428)   (20,731,428)
   Retained earnings                                              24,373,925     25,653,182

                                                                -------------  -------------
      Total stockholders' equity                                  50,758,220     52,037,477

                                                                -------------  -------------
      Total liabilities and stockholders' equity                $ 76,463,698   $ 80,180,202
                                                                =============  =============

See accompanying Notes To Consolidated Financial Statements.

                           ALLIED HEALTHCARE PRODUCTS, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                                                Three months ended
                                                                   September 30,
                                                            -------------------------
                                                                1998         1997
                                                            ------------  -----------
Cash flows from operating activities:
   Net loss                                                 ($1,279,257)   ($637,820)
   Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:

      Depreciation and amortization                           1,038,334    1,339,043
      Provision for restructuring and consolidation             827,738            0
      Loss on refinancing of long-term debt                           0      903,823
      Decrease (increase) in accounts receivable, net         1,261,598     (907,018)
      Decrease in inventories                                 1,099,993    1,528,532
      (Increase) decrease in other current assets               (80,552)      48,112
      Decrease in accounts payable                             (403,039)  (2,834,481)
      Decrease in accrued income taxes                         (721,186)    (147,500)
      Decrease in other current liabilities                    (289,505)  (1,095,815)

                                                            ------------  -----------
       Net cash provided by (used in) operating activities    1,454,124   (1,803,124)
                                                            ------------  -----------


Cash flows from investing activities:
   Capital expenditures, net                                   (358,679)    (135,282)
                                                            ------------  -----------

       Net cash used in investing activities                   (358,679)    (135,282)
                                                            ------------  -----------

                                   (CONTINUED)

                            ALLIED HEALTHCARE PRODUCTS, INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (CONTINUED)
                                       (UNAUDITED)

                                                                 Three months ended
                                                                    September 30,
                                                            ----------------------------
                                                                 1998           1997
                                                            -------------  -------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                    5,000,000     26,000,000
   Payments of long-term debt                                 (6,008,240)   (16,341,599)
   Borrowings under revolving credit agreement                24,880,849     40,502,205
   Payments under revolving credit agreement                 (25,510,134)   (47,679,335)
   Issuance of common stock                                            0         68,750
   Debt issuance costs                                            (1,750)      (720,968)

                                                            -------------  -------------
       Net cash provided by (used in) financing activities    (1,639,275)     1,829,053
                                                            -------------  -------------

   Net decrease in cash and equivalents                         (543,830)      (109,353)
   Cash and equivalents at beginning of period                 1,194,813        988,436

                                                            -------------  -------------
   Cash and equivalents at end of period                    $    650,983   $    879,083
                                                            =============  =============


Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                             $    621,945   $  2,281,473
       Income taxes                                         $      8,941   $      2,118

          See accompanying Notes To Consolidated Financial Statements.

                           ALLIED HEALTHCARE PRODUCTS, INC.
                         CONSOLIDATED STATEMENT OF CHANGES IN
                                 STOCKHOLDERS' EQUITY
                                      (UNAUDITED)

                                              Additional
                        Preferred   Common    paid-in      Treasury       Retained
                        stock       stock     capital      stock          earnings
                        ----------  --------  -----------  -------------  ------------
Balance, June 30, 1998  $        0  $101,102  $47,014,621  ($20,731,428)  $25,653,182

Net loss for the
   three months ended
   September 30, 1998                                                      (1,279,257)

                        ----------  --------  -----------  -------------  ------------
Balance,
   September 30, 1998   $        0  $101,102  $47,014,621  ($20,731,428)  $24,373,925
                        ==========  ========  ===========  =============  ============

          See accompanying Notes To Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Unaudited  Financial  Statements

     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K for the year ended June 30, 1998.

2.     Inventories

     Inventories  are  comprised  as  follows:

                  September 30, 1998    June 30, 1998
                           (Unaudited)
Work-in progress  $          1,354,225  $    2,424,041
Component Parts             13,667,546      14,820,526
Finished Goods               2,219,576       1,096,773
                  --------------------  --------------
                  $         17,241,347  $   18,341,340
                  ====================  ==============

The above amounts are net of a reserve for obsolete and excess inventory of approximately $2.0 million and $2.2 million at September 30, 1998 and June 30, 1998, respectively.

3.     Debt  Refinancing

     On August 7, 1998, the Company borrowed approximately $5.0 million from LaSalle National Bank. The borrowing was secured by a first security interest in the Company's St. Louis facility. The loan requires monthly principal and interest payments of $60,005, with a final payment of all principal and interest remaining unpaid due at maturity on August 1, 2003. Interest is fixed at 7.75% per annum. Proceeds from the borrowing were used to pay down existing debt, which bore a higher interest rate. The loan agreement includes certain debt covenants which the Company must comply with over the term of the loan.

     On September 8, 1998, the Company's credit facilities with Foothill Capital Corporation were amended. The Company's existing term loan was eliminated and replaced with an amended revolving credit facility. As amended, the revolving credit facility remains at $25.0 million. The interest rate on the facility has been reduced from the floating reference rate (8.25% at October 23, 1998) plus 0.50% to the floating reference rate plus 0.25%. The reference rate, as defined in the credit agreement, is the variable rate of interest, per annum, most recently announced by Norwest Bank Minnesota, National Association, or any successor thereto, as its "base rate".

     This amendment also provides the Company with a rate of LIBOR + 2.5%. Interest rates on the reference rate and LIBOR will drop by 0.25% at the end of fiscal 1999 and 2000 if the company is profitable. In addition, the fees charged to the company are also reduced.

4.     B&F  Relocation  provision

     On August 5, 1998 the Company's board of directors voted to close the Toledo facility of its disposable products division (DPD) and relocate production of the B&F line of home care products to its manufacturing facility in St. Louis, Missouri. This move was announced on August 10, 1998. The move is expected to be completed during the second quarter of fiscal 1999. In connection with the shutdown of the facility, Allied has recorded a provision of approximately $1.0 million pre-tax, $0.6 million after-tax, or $0.07 per share, to cover the cost of closing the facility. The provision reflects costs of certain fixed asset impairments, employee severance benefits and other related exit costs. Significant portions of the pre-tax costs are expected to be paid prior to January 1, 1999.

     Costs  for  the  provision  are  categorized  as  follows:

                            Fiscal
                             Year
                             1999
Noncash asset impairments  $213,730
Employee severance costs    400,289
Other exit costs            358,831
                           --------
                           $972,850
                           ========

     A reconciliation of activity with respect to the Company's restructuring and consolidation of the B&F product line is as follows:

Provision, first quarter of fiscal 1999  $ 972,850
Noncash asset impairments                 (213,730)
Cash payments associated with severance          0
Other exit costs incurred                 (145,112)
                                         ----------
ENDING BALANCE, SEPTEMBER 30,1998        $ 614,008
                                         ==========

5.     Sale  of  Bear  Ventilation  Products  Division

     On October 31, 1997, the Company sold the assets of Bear Medical Systems, Inc. ("Bear") and its subsidiary BiCore Monitoring Systems, Inc. ("BiCore") to Thermo-Electron Corporation for $36.6 million, plus the assumption of certain liabilities. The net proceeds of $29.5 million, after expenses, including federal and state taxes paid, were utilized to pay a significant portion of its subordinated debt.

     Had the divestiture occurred on July 1, 1997, consolidated pro forma net sales, net loss, and loss per share for the three months ended September 30, 1997 would have been $23.0 million, $(0.9) million, and $(0.11), respectively. Results for the ventilation products division are included in the Consolidated Statement of Operations for the three months ended September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL
-------

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Allied Healthcare Products, Inc. ("Allied" or the "Company") for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. This discussion should be read in conjunction with the June 30, 1998 consolidated financial statements and accompanying notes thereto included in the Company's form 10-K for the year ended June 30, 1998.

Certain statements contained herein are forward-looking statements. Actual results could differ materially from those anticipated as a result of various factors, including cyclical and other industry downturns, the effects of federal and state legislation on healthcare reform, including Medicare and Medicaid financing, the ability to realize the full benefit of recent capital expenditures or consolidation and rationalization activities, difficulties or delays in the introduction of new products or disruptions in selling, manufacturing and/or shipping efforts.

The review of and comparability of year to year operating results is complicated by the sale of the ventilation products division on October 31, 1997. The fiscal 1997 results include ventilation products division for four months in the year ended June 30, 1998, including the three months ended September 30, 1997.

The specific transactions and events impacting 1998 operating results, which make meaningful comparisons more difficult, are summarized below.

SALE  OF  VENTILATION  DIVISION  ASSETS
---------------------------------------

The Company sold the assets of Bear Medical Systems, Inc. ("Bear") and its subsidiary BiCore Monitoring Systems, Inc. ("BiCore"), collectively referred to as the ventilation products division, to Thermo-Electron Corporation for $36.6 million plus the assumption of certain liabilities. The net proceeds of $29.5 million, after expenses including federal and state taxes, were utilized to repay a significant portion of the Company's term notes and to repay all of its subordinated debt, $15.8 million of which had a coupon rate of 14.0% per annum.

DEBT  REFINANCING
-----------------

In August 1997, the Company refinanced its existing debt through a $46 million credit facility with Foothill Capital Corporation. In conjunction with these new credit facilities, Allied placed an additional $5.0 million in subordinated debt with several related parties to the company. The Foothill Credit facility, which was amended in November 1997 to reflect the effects of the sale of the ventilation products division, and again in September 1998 to further reduce interest rates, has allowed the Company to improve its liquidity and reduce interest expense in comparison to prior years. In addition, on August 7, 1998, the Company borrowed approximately $5.0 million from LaSalle National Bank. The borrowing was secured by a security interest in the Company's St. Louis facility. This loan further reduces the Company's borrowing interest rate and increases liquidity.

GOODWILL  WRITEDOWNS
--------------------

During the second quarter of fiscal 1998, the Company reevaluated the carrying value of its various businesses and recorded $9.8 million of non-recurring charges to reflect the changes in business conditions resulting from the sale of the ventilation products division and due to other changes in market conditions which culminated during the second quarter of fiscal 1998. Goodwill writedowns, which were determined pursuant to the Company's impairment policy, totaled $8.9 million. As a result of the carrying value of goodwill for certain businesses, the Company reduced its annual amortization charges by $0.3 million or $0.04 per share.

B&F  RELOCATION
---------------

On August 10, 1998, the Company announced its intention to close the Toledo facility of its disposable products division and relocate the B&F product line of home care products to its St. Louis manufacturing facility. The Company anticipates that the move will be completed in the second quarter of fiscal 1999 and that it will generate annual savings of nearly $1.0 million. In connection with the shutdown of the facility, the Company has recorded a one-time charge of approximately $1.0 million ($0.6 million after taxes), or $.07 per share during the first quarter of 1999. Significant portions of the pre-tax costs of approximately $1.0 million associated with the shutdown are expected to be paid prior to January 1, 1999. The Company will continue to review its operations for opportunities to improve efficiencies. See Note 4 in the Notes to the Consolidated Financial Statements for additional information concerning the details of the Company's restructuring provision, including a reconciliation of the reserve relating thereto.

FINANCIAL  INFORMATION
----------------------

The following table sets forth, for the fiscal period indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statement of operations. Results of the ventilation products division are included for the three months ended September 30, 1997.

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                            1998     1997
                                                           ------  -------

Net sales                                                  100.0%  100.0%
Cost of sales                                               75.3    69.4
                                                           ------  -------
Gross profit                                                24.7    30.6
Total SG&A expenses                                         27.3    24.0
Provision for restructuring and consolidation                5.5     0.0
                                                           ------  -------
Income (loss) from operations                               (8.1)    6.6
Interest and other expense                                   3.1     6.3
                                                           ------  -------
Income (loss) before provision (benefit) for income taxes  (11.2)    0.3
Provision (benefit) for income taxes                        (4.0)    0.6
                                                           ------  -------
Loss before extraordinary item                              (7.2)   (0.3)
Extraordinary loss                                           0.0    (1.8)
                                                           ------  -------
Net loss                                                    (7.2)%  (2.1)%
                                                           =======  ======

RESULTS  OF  OPERATIONS
-----------------------

Allied manufactures and markets medical gas equipment, respiratory care products, and emergency medical products. Set forth below is certain information with respect to amounts (dollars in thousands) and percentages of net sales attributable to medical gas equipment, respiratory care products, and emergency medical products. Ventilation products are included in respiratory care products for the three months ended September 30, 1997. The ventilation products division was sold on October 31, 1997.
Net  sales  for  the  ventilation  products  division for the three months ended
September,  30,  1997  were  $7.1  million.

                         THREE MONTHS ENDED  THREE MONTHS ENDED
                         SEPTEMBER 30, 1998  SEPTEMBER 30,1997
                                      % of             % of
                                     Total            total
                            Net      Net     Net      net
                            sales    Sales   Sales    sales
                            -------  ------  -------  ------
Medical Gas Equipment       $ 8,852   49.6%  $12,136   40.2%
Respiratory Care Products     6,614   37.0%   15,058   49.9%
Emergency Medical Products    2,393   13.4%    2,979    9.9%
                            -------  ------  -------  ------
Total                       $17,859  100.0%  $30,173  100.0%
                            =======  ======  =======  ======


THREE  MONTHS  ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER
--------------------------------------------------------------------------------
30, 1997.
---------

Allied had net sales of $17.9 million for three months ended September 30, 1998, down $12.3 million or 40.7% from net sales of $30.2 million in the prior year same quarter. $7.1 million of this decrease was attributable to the now divested ventilation products division. Base business sales declined by $5.2 million or 22.5%. Certain internal and external factors have continued to impact the Company's operations, including the impact of healthcare cost containment and Medicare reimbursements, capacity constraints in the Company's Toledo facility, economic problems in Asia and a reduction in sales of purchased products for home care sales, especially aluminum cylinders, due to company's emphasis on improved margins. Allied's previously announced decision to move its B&F Medical operations from Toledo, which is currently underway and will be completed during the second fiscal quarter of 1999, has impacted sales from that operation. The Company experienced production problems at its St. Louis facility during the first quarter of fiscal 1999 that were not resolved in time and adversely impacted shipments by $1 million. These production problems are now being resolved and should not have any lasting impact on the Company's revenue levels. It should also be noted that the prior year same quarter benefited from resumption of production at the Company's St. Louis facility following a nineteen day work stoppage during June 1997.

Medical gas equipment sales in the first quarter of fiscal 1999 of $8.9 million were $3.2 million or 26.4% lower than sales of $12.1 million in the prior year same quarter. Headwall sales declined from $1.4 million in the first quarter of fiscal 1998 to $1.1 million in the first quarter of fiscal 1999 due to a lower level of bookings last year. Medical gas construction sales declined from $5.1 million in the first quarter of fiscal 1998 to $3.5 million in the first quarter of fiscal 1999, while medical gas suction and regulation device sales decreased from $5.7 million in the first quarter of fiscal 1998 to $4.3 million in the first quarter of fiscal 1999. Both segments experienced production problems and the comparisons were affected by after strike benefits in the prior year same quarter.

Respiratory care product sales in the first quarter of fiscal 1999 of $6.6 million were $8.5 million, or 56.2%, under sales of $15.1 million in the prior year same quarter. $7.1 million of this decline was attributable to the sale of the ventilation products division while $1.4 million of the decline relates to remaining product lines, due to factors cited earlier being offset by higher Respical calibrator sales. Home care sales declined 20.0% from $6.0 million to $4.8 million due to factors indicated above.

Emergency product sales declined 19.6% from $3.0 million in the first quarter of fiscal 1998 to $2.4 million in the first quarter of fiscal 1999, due to the benefit of a large order in the prior year same quarter.

Orders for three months ended September 30, 1998 were $21.0 million, down $10.0 million from prior year same quarter. Excluding $8.7 million in orders from the ventilation products division, base business orders declined $1.3 million or 6.0%. Most of this decrease can be traced to a large $0.9 million order for emergency products last year that did not repeat this year. Emergency product orders declined 26.3% from $3.8 million to $2.8 million. Total medical gas equipment orders were $10.7 million or 1.0% lower than last year quarter's $10.8 million. Respiratory care product orders declined 2.4% from $7.7 million to $7.5 million. Home care orders declined 16.4% from $6.1 million to $5.1 million due to factors indicated above while respiratory care product orders for the hospital market went up 50.0% from $1.6 million to $2.4 million primarily due to orders for company's new Respical calibration device. Sequentially, orders increased from $19.8 million in the fourth fiscal quarter of 1998 to $21.0 million or 6.1%. The Company's backlog now stands at $20.6 million, up 18.4% from prior quarter level of $17.4 million.

International sales, which are included in the product lines discussed above decreased $6.6 million, or 68.8%, to $3.0 million in the first quarter of fiscal 1999 from $9.6 million in the prior year same period. International sales declined $4.7 million due to the sale of the ventilation products division, while the base business international sales declined by $1.9 million, or 38.8%. The continued devaluation of Asian currency, and economic uncertainty in other areas, have reduced international sales and orders. The Company continues to emphasize the importance of worldwide markets as advances in medical protocol in various markets throughout the world will lead to increased demand for medical products.

Gross profit for the three months ended September 30, 1998 was $4.4 million, or 24.7% of net sales compared to a gross profit of $9.2 million, or 30.6% of net sales for the three months ended September 30, 1997. The sale of the high margin ventilation products division adversely impacted gross profit and the gross margin in the first quarter of fiscal 1999. Results of the ventilation products division are included for the three months ended September 30, 1997. In addition, reduced manufacturing throughput and lower absorption of plant overhead, a direct result of lower sales volume, has further reduced margins as a percent to net sales. Pricing pressures brought on by consolidations and cost containment continue to impact margins as a percent to net sales.

Selling, General and Administrative ("SG&A) expenses for the three months ended September 30, 1998 were $4.9 million, a decrease of $2.4 million, or 32.9% from $7.3 million for the three months ended September 30, 1997. Results for the three months ended September 30, 1997 include the ventilation products division. Of the $2.4 million decline, $1.7 million is directly attributable to the sale of the ventilation products division, $0.1 million is attributable to a reduction in goodwill amortization resulting from the writedown of goodwill in fiscal 1998, and $0.6 million is attributable to spending reductions in the base business SG&A.

On August 10, 1998 the Company announced its intention to close the Toledo facility of its disposable products division and relocate the B&F product line of home care products to its St. Louis manufacturing facility. The company anticipates that the move will be completed in the second quarter of fiscal 1999. Accordingly, the Company has recorded a provision for restructuring of $1.0 million in the first quarter of fiscal 1999. The provision reflects cost of certain fixed asset impairments, employee severance benefits and other related exit costs. See Note 4 in the Notes to the Consolidated Financial Statements for additional information concerning the details of the Company's restructuring provision, including a reconciliation of the reserve relating thereto.

Loss from operations was $1.4 million for the three months ended September 30, 1998 compared to income from operations of $2.0 million for the three months ended September 30, 1997.

Interest expense decreased $1.3 million or 71.3%, to $0.5 million for the three months ended September 30, 1998 from $1.9 million in the prior year period. Interest expense was significantly reduced due to the reduction of debt, from the application of the proceeds from the sale of the ventilation products division. At September 30, 1998, commercial debt was $16.8 million, a decrease of 66.0% from the September 30, 1997 level of $49.4 million. On August 7, 1998 the Company borrowed $5.0 million from a financial institution at a fixed rate of 7.75%, with proceeds used to pay down existing higher rate debt. On September 8, 1998 the Company's credit facilities with Foothill Capital Corporation were amended to further reduce interest rates. The new financial agreements are discussed further below.

Allied had a loss before provision for taxes in the first quarter of 1999 of $2.0 million. The Company recorded a tax benefit of $0.7 million, resulting in a net loss of $1.3 million. Result for the first quarter of 1998 were income before provision for taxes and extraordinary loss of $0.1 million. In the first quarter of 1998 the Company recorded a provision for income taxes of $0.2 million, caused by the non-deductibility of certain goodwill amortization. The impact of goodwill amortization has been reduced in fiscal 1999 by the writedown of goodwill in fiscal 1998.

In the first quarter of fiscal 1998, Allied recorded an extraordinary loss on extinguishment of debt, of $0.5 million, net of a tax benefit of $0.4 million. In fiscal 1999, the net loss for the first quarter was $1.3 million, or $0.16 per share. In fiscal 1998, the net loss for the first quarter was $0.6 million, or $0.08 per share, consisting of $0.01 loss per share from operations and a $0.07 loss per share for the extraordinary item. The weighted average number of common shares outstanding used in the calculation of earnings per share was 7,806,682 and 7,800,095 for the first quarter of fiscal 1999 and fiscal 1998, respectively.

FINANCIAL  CONDITION
--------------------

The following table sets forth selected information concerning Allied's financial condition:

Dollars in thousands:  September 30, 1998   June 30, 1998
---------------------  -------------------  --------------
Cash                   $               651  $        1,195
Working Capital        $            21,709  $       21,308
Total Debt             $            16,777  $       18,415
Current Ratio                       3.28:1          2.67:1

The Company's working capital was $21.7 million at September 30, 1998 compared to $21.3 million at June 30, 1998. Cash, accounts receivable, inventories, current portion of long-term debt, accounts payable, and other current liabilities all decreased during the first quarter of fiscal 1999 while other current assets increased slightly. Accounts receivable decreased to $13.0 million at September 30, 1998 from $14.2 million at June 30, 1998. The decrease in Accounts receivable was due to decreased sales and continued improved collections. Accounts receivable as measured in days outstanding ("DSO") remained at 69 days during this period. Inventories decreased to $17.2 million from $18.3 million at June 30, 1998. Inventories, as measured by Days on Hand ("DOH"), were 140 DOH at September 30, 1998 compared to 129 DOH at June 30, 1998, due to lower sales in the first quarter of fiscal 1999 than in the fourth quarter of fiscal 1998. The Company continues to focus on improving the mix of inventories and has been increasing stocking levels of high volume products while simultaneously reducing stocking levels of low volume products.

The net increase/ (decrease) in cash for the three months ended September 30, 1998 and September 30, 1997 was ($0.5) million and ($0.1) million, respectively. Net cash (used by) / provided by operations was $1.5 million and ($1.8) million for the same periods. Cash provided by operations for the three months ended September 30, 1998 consisted of a net loss of $1.3 million, which was offset by non-cash charges to operations of $1.0 million for depreciation and amortization, as well as changes in working capital accounts which provided $1.7 million, principally from a reduction in accounts receivables of $ 1.3 million, and inventory of $1.1 million. In addition, cash provided by operating activities was increased by $0.8 million resulting from the accrual of restructuring provision related to the relocation of the B&F product line from Toledo, Ohio to St. Louis, Missouri. These were offset by decreases in accounts payable of $0.4 million, accrued income taxes of $0.7 million, other current liabilities of $0.3 million, and an increase of $0.1 million of other current assets.

Cash provided by operations in the first quarter of fiscal 1999 was used to fund $0.3 million in capital expenditures and to reduce commercial debt by $1.6 million.

Cash used by operations in the prior year same period consisted of a net loss of $0.6 million which was offset by the non-cash charges to operations of $1.3 million for depreciation and amortization, as well as changes in working capital accounts which used $2.5 million, principally relating to the payments to vendors which reduced accounts payables by $2.8 million during the quarter. The cash used by operating activities was funded by a net increase in aggregate debt of $2.5 million which was also used to pay for debt issuance cost of $0.7 million and capital expenditures of $0.1 million, which resulted in a net decrease in cash of $0.1 million, for the three months ended September 30, 1997.

On August 7, 1998, the Company obtained a $5.0 million mortgage loan on its principal facility in St. Louis, Missouri from LaSalle National Bank. Under terms of this agreement the Company will make monthly principal and interest payments, with a balloon payment in 2003. Proceeds of the loan were used to reduce the obligation under the revolving credit agreement with Foothill Capital Corporation. The mortgage loan carries a fixed rate of interest of 7.75%, compared to a current rate of 8.5% under the revolving credit agreement.

On September 8, 1998, the Company's credit facilities with Foothill Capital Corporation were amended. The Company's existing term loan was eliminated and replaced with an amended revolving credit facility. As amended, the revolving credit facility remained at $25.0 million. The interest rate on the facility has been reduced from the floating reference rate ( 8.25% at October 23, 1998) plus 0.50% to the floating reference rate plus 0.25%. The reference rate as defined in the credit agreement, is the variable rate of interest, per annum, most recently announced by Norwest Bank Minnesota, National Association, or any successor thereto, as its "base" rate. This amendment also provides the Company with a rate of LIBOR +2.5%. Amounts outstanding under this revolving credit facility, which expires on August 8, 2000, totaled $9.5 million at October 23, 1998. At October 23, 1998, $4.2 million was available under the revolving facility for additional borrowings.

The rates noted above will drop by 0.25% at the end of fiscal 1999 and 2000 if the Company is profitable. In addition, the fees charged to the Company are also reduced.

As of September 30, 1998 the Company had a backlog of $20.6 million compared to a backlog of $17.4 million at June 30, 1998. The Company's backlog, a significant portion of which is attributable to the Company's medical gas equipment products, consist of firm customer purchase orders which may be subject to cancellation by the customer.

Inflation has not had a material effect on the Company's business or results of operations.

YEAR  2000
----------

The Company utilizes software and related computer technologies essential to its operations. The Company has established a plan, utilizing internal resources to assess the potential impact of the year 2000 on the Company's systems and operations and to implement solutions to address this issue. In October 1996, the Company converted its corporate offices and its manufacturing operation to a new fully-integrated software system. The company plans to install the most recent version of this software, which the vendor has certified as year 2000 compliant, by June 1999. The Company views this as a normal, scheduled upgrade of software. It has not been necessary to upgrade the software at an earlier date than anticipated to assure year 2000 compliance. New equipment is not required to upgrade software to the new version, certified by the vendor to be year 2000 compliant. The Company expects all critical systems will be year 2000 compliant by June 1999. Work on the upgrade is in process and the schedule for upgrades is being met. The date methodology of the current version software is not sensitive to year 2000 problems. If the software could not be installed, the company does not anticipate a problem with year 2000 compliance. The cost of upgrading to a year 2000 compliant version of the existing system is not expected to be significant. As of October 23, 1998 the Company had expended no funds specifically to assure year 2000 compliance. The Company does not expect to expend funds specifically to assure year 2000 compliance.

The Company is dependent on various third parties to conduct its business operations. These third parties are vendors of raw material and components used in the production process. The Company does not anticipate that the failure of mission critical third parties would have a material effect on the Company's operations. None of the Company's products or components of Company products use date sensitive technology. The Company employs a large number of vendors, without concentration of critical vendors. The Company believes that vendors could be replaced if they fail to meet the Company's demand for components. However, there can be no assurance that the Company will not experience unanticipated costs and/or business interruptions due to year 2000 problems in its internal systems, or those of its vendors, and that such costs and/or interruptions will not have a material adverse effect on the Company's consolidated results of operations.

PART  II.     OTHER  INFORMATION
              ------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits-none

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