Form 10-Q
period 1998-12-31
ALLIED HEALTHCARE PRODUCTS INC
filed 1999-02-12
CIK 874710

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

(Mark  One)

 X     Quarterly  report  pursuant  to  Section  13  or  15(d) of the Securities
---
       Exchange  Act  of  1934

For  the  quarterly  period  ended  December  31,  1998

___   Transition  report  pursuant  to  Section  13  or  15(d) of the Securities
Exchange  Action  of  1934

For  the  transition  period  from ________________ to ________________


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

     The number of shares of common stock outstanding at February 11, 1999 is 7,806,682 shares.

                                      INDEX

                                                          Page
Part I - Financial Information                           Number

Item 1.  Consolidated Statement of Operations -              3
         three months and six months ended December 31, 1998 and 1997 (Unaudited)

         Consolidated Balance Sheet -                      4-5
         December 31, 1998 (Unaudited) and
         June 30, 1998

         Consolidated Statement of Cash Flows -            6-7
         three months and six months ended December 31, 1998 and 1997 (Unaudited)

         Consolidated Statement of Changes in                8
         Stockholders' Equity - three months and six months ended December 31, 1998 (Unaudited)

         Notes to Consolidated Financial Statements       9-12

Item 2.  Management's Discussion and Analysis of         13-27
         Financial Condition and Results of Operations

Part  II  -  Other  Information

Item 6.  Exhibits and Reports on Form 8-K                   28

         Signature                                          29

PART  I.   FINANCIAL  INFORMATION
          ITEM  1.   FINANCIAL  STATEMENTS

                                                                     ALLIED HEALTHCARE PRODUCTS, INC.
                                                                 CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                          (UNAUDITED)

                                                       Three months ended            Six months ended
                                                             December 31,                December 31,
                                               --------------------------  --------------------------
                                                   1998          1997          1998          1997
                                               ------------  ------------  ------------  ------------
Net sales                                      $17,092,293   $24,032,988   $34,951,396   $54,205,892
Cost of sales                                   13,669,635    17,290,512    27,122,125    38,234,136
                                               ------------  ------------  ------------  ------------
Gross profit                                     3,422,658     6,742,476     7,829,271    15,971,756

Selling, general and administrative expenses     4,724,043     6,322,144     9,601,391    13,574,731
Provision for restructuring and consolidation     (200,000)            0       772,850             0
Provision for product recall                     1,500,000             0     1,500,000             0
Gain on sale of business                                 0   (12,812,927)            0   (12,812,927)
Non-recurring impairment losses                          0     9,778,259             0     9,778,259
                                               ------------  ------------  ------------  ------------
Income (loss) from operations                   (2,601,385)    3,455,000    (4,044,970)    5,431,693

Other  expenses:
  Interest expense                                 444,153     1,212,581       977,817     3,072,400
  Other, net                                         5,045        40,311        23,991        87,250
                                               ------------  ------------  ------------  ------------
                                                   449,198     1,252,892     1,001,808     3,159,650
                                               ------------  ------------  ------------  ------------
Income (loss) before provision (benefit) for
  income taxes and extraordinary loss           (3,050,583)    2,202,108    (5,046,778)    2,272,043

Provision (benefit) for income taxes            (1,138,691)    8,886,340    (1,855,629)    9,063,463
                                               ------------  ------------  ------------  ------------
Loss before extraordinary loss                  (1,911,892)   (6,684,232)   (3,191,149)   (6,791,420)
Extraordinary  loss  on  early
  extinguishment  of  debt,  net  of
  income tax benefit of $373,191                         0             0             0       530,632

                                               ------------  ------------  ------------  ------------
Net Loss                                       ($1,911,892)  ($6,684,232)  ($3,191,149)  ($7,322,052)
                                               ============  ============  ============  ============

Basic  and  diluted  loss  per  share:
  Loss before extraordinary loss                    ($0.25)       ($0.86)       ($0.41)       ($0.87)
Extraordinary loss                                       -             -             -        ($0.07)
                                               ------------  ------------  ------------  ------------
  Net Loss                                          ($0.25)       ($0.86)       ($0.41)       ($0.94)
                                               ============  ============  ============  ============

Weighted average shares                          7,806,682     7,806,682     7,806,682     7,803,389
                                               ============  ============  ============  ============

                    See accompanying Notes to Consolidated Financial Statements.

                                                ALLIED HEALTHCARE PRODUCTS, INC.
                                                      CONSOLIDATED BALANCE SHEET
                                                                          ASSETS

                                                         December 31,   June 30,
                                                             1998          1998
                                                         -----------  -----------
                                                          (Unaudited)
Current  Assets:
  Cash                                                   $   655,898  $ 1,194,813
  Accounts receivable, net of allowance for doubtful
    accounts of $1,068,787 and $1,035,833, respectively   12,716,835   14,227,314
  Inventories                                             17,043,475   18,341,340
  Other current assets                                     1,210,811      273,832

                                                         -----------  -----------
    Total current assets                                  31,627,019   34,037,299
                                                         -----------  -----------

  Property, plant and equipment, net                      15,153,548   17,525,906
  Goodwill, net                                           27,618,359   28,026,064
  Other assets, net                                          496,945      590,933

                                                         -----------  -----------
    Total assets                                         $74,895,871  $80,180,202
                                                         ===========  ===========

                    See accompanying Notes To Consolidated Financial Statements.


                                                                     (CONTINUED)

                                                          ALLIED HEALTHCARE PRODUCTS, INC.
                                                                CONSOLIDATED BALANCE SHEET
                                                                               (CONTINUED)
                                                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                December 31,    June 30,
                                                                    1998          1998
                                                                ------------  ------------
                                                                 (Unaudited)
Current  liabilities:
  Accounts payable                                              $ 6,006,634   $ 5,807,349
  Current portion of long-term debt                               1,056,030     3,442,797
  Accrual for restructuring and consolidation                        55,146             0
  Accrual for product recall                                      1,500,000             0
  Other current liabilities                                       2,086,061     3,479,215

                                                                ------------  ------------
    Total current liabilities                                    10,703,871    12,729,361
                                                                ------------  ------------

Long-term debt                                                   14,904,083    14,971,775

Deferred income tax liability-noncurrent                            441,589       441,589

Commitments  and  contingencies

Stockholders'  equity:
  Preferred stock; $.01 par value; 1,500,000 shares
   authorized; no shares issued and outstanding; which
    includes Series A preferred stock; $.01 par value; 200,000 shares authorized; no shares issued and outstanding
  Common stock; $.01 par value; 30,000,000 shares
    authorized; 7,806,682 shares issued and outstanding
    at December 31, 1998 and June 30, 1998                          101,102       101,102
Additional paid-in capital                                       47,014,621    47,014,621
Common stock in treasury, at cost                               (20,731,428)  (20,731,428)
Retained earnings                                                22,462,033    25,653,182

                                                                ------------  ------------
Total stockholders' equity                                       48,846,328    52,037,477

                                                                ------------  ------------
Total liabilities and stockholders' equity                      $74,895,871   $80,180,202
                                                                ============  ============

                              See accompanying Notes To Consolidated Financial Statements.

                                                     ALLIED HEALTHCARE PRODUCTS, INC.
                                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                          (UNAUDITED)

                                                                Six months ended
                                                                   December 31,
                                                           --------------------------
                                                               1998          1997
                                                           ------------  ------------
Cash  flows  from  operating  activities:
  Net loss                                                 ($3,191,149)  ($7,322,052)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:

  Depreciation and amortization                              2,041,725     2,891,467
  Provision for restructuring and consolidation                273,072             0
  Provision for product recall                               1,500,000             0
  Gain on sale of Bear Medical                                       0   (12,812,927)
  Loss on refinancing of long-term debt                              0       903,823
  Noncash portion of non-recurring impairment losses                 0     9,528,398
  Decrease in accounts receivable, net                       1,510,479       465,885
  Decrease (increase) in inventories                         1,297,865      (486,272)
  Increase in income taxes receivable                         (980,947)            0
  Decrease in deferred income taxes - asset                          0     2,001,014
  Decrease in other current assets                              43,968       358,608
  Increase (decrease) in accounts payable                      199,285    (2,906,836)
  Increase (decrease) in accrued income taxes                 (942,036)
                                                             5,530,512
  Decrease in other current liabilities                       (451,118)   (1,490,204)
  Increase in deferred income taxes - liability                      0       634,849
                                                           ------------  ------------
    Net cash provided by (used in) operating activities      1,301,144    (2,703,735)
                                                           ------------  ------------


Cash  flows  from  investing  activities:
  Capital expenditures, net                                   (746,783)     (468,856)
  Proceeds on sale of Toledo, Ohio facilities                1,393,287             0
  Proceeds on sale of Bear Medical, net of disposal costs            0    36,001,160
                                                           ------------  ------------

    Net cash provided by investing activities                  646,504    35,532,304
                                                           ------------  ------------

                                                                     (CONTINUED)

                                              ALLIED HEALTHCARE PRODUCTS, INC.
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                   (CONTINUED)
                                                                   (UNAUDITED)

                                                          Six months ended
                                                            December 31,

                                                        1998          1997
                                                    ------------  ------------
Cash  flows  from  financing  activities:
  Proceeds from issuance of long-term debt            5,000,000    26,000,000
  Payments of long-term debt                         (6,186,306)  (35,642,061)
  Borrowings under revolving credit agreement        44,295,422    74,751,622
  Payments under revolving credit agreement         (45,563,575)  (96,659,252)
  Issuance of common stock                                    0        68,750
  Debt issuance costs                                   (32,104)     (961,532)

                                                    ------------  ------------
    Net cash used in financing activities            (2,486,563)  (32,442,473)
                                                    ------------  ------------

  Net increase (decrease) in cash and equivalents      (538,915)      386,096
  Cash and equivalents at beginning of period         1,194,813       988,436

                                                    ------------  ------------
  Cash and equivalents at end of period             $   655,898   $ 1,374,532
                                                    ============  ============


Supplemental  disclosures  of  cash  flow  information:
  Cash  paid  during  the  period  for:
    Interest                                       $  1,120,525   $ 3,668,177
    Income taxes                                   $     82,348   $    77,118

                    See accompanying Notes To Consolidated Financial Statements.

                                                ALLIED HEALTHCARE PRODUCTS, INC.
                                            CONSOLIDATED STATEMENT OF CHANGES IN
                                                            STOCKHOLDERS' EQUITY
                                                                     (UNAUDITED)

                                             Additional
                        Preferred   Common     paid-in      Treasury       Retained
                          stock     stock      capital       stock         earnings
                        ---------  --------  -----------  -------------  ------------
Balance, June 30, 1998  $       0  $101,102  $47,014,621  ($20,731,428)  $25,653,182

Net  loss  for  the
  six  months  ended
  December 31, 1998                                                       (3,191,149)

Balance,
  December 31, 1998   $       0  $  101,102  $47,014,621  ($20,731,428)  $22,462,033
                      =========  ==========  ===========  =============  ===========

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

2.  Inventories

     Inventories  are  comprised  as  follows:


                  December 31,  June 30, 1998
                     1998
                  (Unaudited)
Work-in progress  $  1,086,031  $   2,424,041
Component Parts     13,419,243     14,820,526
Finished Goods       2,538,201      1,096,773
                  ------------  -------------
                  $ 17,043,475  $  18,341,340
                  ============  =============

The above amounts are net of a reserve for obsolete and excess inventory of approximately $2.0 million and $2.2 million at December 31, 1998 and June 30, 1998, respectively.


3.  LSP  Oxygen  Regulator  Recall

On February 4, 1999, Allied announced a recall of aluminum oxygen regulators marketed under its Life Support Products label. These products are used to regulate pressure of bottled oxygen for administration to patients under emergency situations. Following reports of regulator fires, the Company had instituted a recall in May 1997, under which it provided retrofit kits to prevent contaminants from entering the regulators. The Company has also been testing regulator design with the help of NASA's White Sands National Laboratories. Meanwhile, two fires involving the Company's regulators were reported. While preliminary findings lead the Company to believe the Company's products did not cause those fires, there is enough concern among the users that the Company, in cooperation with the U. S. Food and Drug Administration ("FDA"), has agreed to institute a voluntary recall to replace aluminum components in the high pressure chamber of the regulators with brass components at pre-existing authorized service centers. The FDA has recommended that all regulator manufacturers cease use of aluminum in regulators. Accordingly, the Company will soon be introducing new brass regulators and will offer a trade in program to the existing users. Based on an estimated population of 100,000 regulators, the recall could cost as much as $2.7 million or more. However, the Company will make every effort to mitigate these costs and has recorded a charge of $1.5 million pre-tax, $0.9 million after tax, or $0.12 per share in this quarter.

4.  Debt  Refinancing

     On August 7, 1998, the Company borrowed approximately $5.0 million from LaSalle National Bank. The borrowing was secured by a first security interest in the Company's St. Louis facility. The loan requires monthly principal and interest payments of $.06 million, with a final payment of all principal and interest remaining unpaid due at maturity on August 1, 2003. Interest is fixed at 7.75% per annum. Proceeds from the borrowing were used to pay down existing debt, which bore a higher interest rate. The loan agreement includes certain debt covenants which the Company must comply with over the term of the loan.

     On September 8, 1998, the Company's credit facilities with Foothill Capital Corporation were amended. The Company's existing term loan was eliminated and replaced with an amended revolving credit facility. As amended, the revolving credit facility remains at $25.0 million. The interest rate on the facility has been reduced from the floating reference rate (7.75% at January 31, 1999) plus 0.50% to the floating reference rate plus 0.25%. The reference rate, as defined in the credit agreement, is the variable rate of interest, per annum, most recently announced by Norwest Bank Minnesota, National Association, or any successor thereto, as its "base rate".

          This amendment also provides the Company with a rate of LIBOR + 2.5%. Interest rates on the reference rate and LIBOR will drop by 0.25% at the end of fiscal 1999 and 2000 if the company is profitable. In addition, the fees charged to the company are also reduced.

     5.  B&F  Relocation  provision

          On August 5, 1998 the Company's board of directors voted to close the Toledo facility of its disposable products division and relocate production of the B&F line of home care products to its manufacturing facility in St. Louis,

Missouri. This move was announced on August 10, 1998. The move was substantially completed during the second quarter of fiscal 1999. In connection with the shutdown of the facility, Allied recorded a provision of approximately $1.0 million pre-tax, $0.6 million after tax, or $0.07 per share, in the first quarter of fiscal 1999 to cover the cost of closing the facility. The provision reflects costs of certain fixed asset impairments, employee severance benefits and other related exit costs. Subsequently, during the second quarter of fiscal 1999, the company negotiated and received a $0.2 million cash payment from the City of Toledo as partial reimbursement for relocation costs. Accordingly, Allied recorded this cash payment, in the second quarter of fiscal 1999, as a reduction to the aforementioned provision resulting in a net charge of $0.8 million pre-tax, $0.5 million after tax, or $0.06 per share for the six months ended December 31, 1998. These costs have substantially been paid during the second quarter of fiscal 1999.

               A reconciliation of activity with respect to the Company's restructuring and consolidation of the B&F product line is as follows:

Provision Balance, September 30, 1998    $ 614,008
Noncash asset impairments                   (4,196)
Cash payments associated with severance   (498,570)
Other exit costs incurred                  (56,096)
                                         ----------
Ending Balance, December 31, 1998        $  55,146
                                         ==========

6.  Sale  of  Bear  Ventilation  Products  Division

     On October 31, 1997, the Company sold the assets of Bear Medical Systems, Inc. ("Bear") and its subsidiary BiCore Monitoring Systems, Inc. ("BiCore"), collectively referred to as the ventilation products division, to Thermo-Electron Corporation for $36.6 million plus the assumption of certain liabilities. The net proceeds of $29.5 million, after expenses which included federal and state taxes paid, were utilized to pay a significant portion of the Company's subordinated debt. The sale of the ventilation products division also resulted in a gain, for financial reporting purposes, of $12.8 million pre-tax, $3.5 million after tax, or $0.45 per share for the six month period ending December 31, 1997.

     Results for the ventilation products division are included in the Consolidated Statement of Operations for one month and four months in the three month and six month periods ended December 31, 1997, respectively. Had the divestiture occurred on July 1, 1997, consolidated pro forma net sales, net loss, and loss per share for the three months ended December 31, 1997 would have been $20.7 million, $(10.3) million, and $(1.32), respectively. Consolidated pro forma net sales, net loss, and loss per share for the six months ended December 31, 1997 would have been $43.8 million, $(11.2) million, and $(1.43), respectively.

7.  Other  Non-Recurring  Items

          In the second quarter of fiscal 1998, the Company reevaluated the carrying value of its various businesses and recorded a non-recurring charge to operations of $9.8 million. This charge consisted of $8.9 million in goodwill writedowns, $0.5 million of consulting fees related to a cooperative purchasing study and $0.4 million for the writedown of leasehold improvements and a reserve for the remaining lease payments on a facility in Mt. Vernon, Ohio related to the Company's Toledo, Ohio disposable products division. The goodwill writedowns, pursuant to the Company's impairment policy described in Note 2 in the June 30, 1998 financial statements, reflects overall changes in business conditions for primarily its headwall and disposable products businesses which continue to experience weakness in financial results due to a variety of market conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL
-------

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Allied Healthcare Products, Inc. ("Allied" or the "Company") for the three month and six month periods ended December 31, 1998 compared to the three month and six month periods ended December 31, 1997. This discussion should be read in conjunction with the June 30, 1998 consolidated financial statements and accompanying notes thereto included in the Company's Form 10-K for the year ended June 30, 1998.

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

The review of and comparability of year to year operating results is complicated by the sale of the ventilation products division on October 31, 1997. The fiscal 1998 results include ventilation products division operations for one month and four months in the three month and six month periods ended December 31, 1997, respectively.

The specific transactions and events impacting 1999 and 1998 operating results, which make meaningful comparisons more difficult, are summarized below.

LSP  OXYGEN  REGULATOR  RECALL
------------------------------

On February 4, 1999, Allied announced a recall of aluminum oxygen regulators marketed under its Life Support Products label. These products are used to regulate pressure of bottled oxygen for administration to patients under emergency situations. Following reports of regulator fires, some of which involved Company product, the Company instituted a recall in May 1997, under which it provided retrofit kits to prevent contaminants from entering the regulators. The Company has also been testing regulator design with the help of NASA's White Sands National Laboratories. Meanwhile, two fires involving the Company's regulators were reported. While preliminary findings lead the Company to believe the Company's products did not cause the fires, there is enough concern among the users that the Company, in cooperation with the U. S. Food and Drug Administration ("FDA"), has agreed to institute a voluntary recall to replace aluminum components in the high pressure chamber of the regulators with brass components at pre-existing authorized service centers. The FDA has recommended that all regulator manufacturers cease use of aluminum in regulators. Accordingly, the Company will soon be introducing new brass regulators and will offer a trade in program to the existing users. Based on an estimated population of 100,000 regulators, the recall could cost as much as $2.7 million or more. However, the Company will make every effort to mitigate these costs and has recorded a charge of $1.5 million pre-tax, $0.9 million after tax, or $0.12 per share in this quarter.

B&F  RELOCATION
---------------

On August 10, 1998, the Company announced its intention to close the Toledo facility of its disposable products division and relocate the B&F product line of home care products to its St. Louis manufacturing facility. The Company anticipates that the move, which was substantially completed in the second quarter of fiscal 1999, will generate annual savings of nearly $1.0 million. In connection with the shutdown of the facility, the Company recorded a one-time charge of approximately $1.0 million ($0.6 million after taxes), or $.07 per share during the first quarter of fiscal 1999. Subsequently, during the second quarter of fiscal 1999, the company negotiated and received a $0.2 million cash payment from the City of Toledo as partial reimbursement for relocation costs. Accordingly, Allied recorded this cash payment as a reduction to the aforementioned provision, in the second quarter of fiscal 1999, resulting in a net charge of $0.8 million pre-tax, $0.5 million after tax, or $0.06 per share for the six months ended December 31, 1998. These costs have substantially been paid during the second quarter of fiscal 1999. The Company will continue to review its operations for opportunities to improve efficiencies. See Note 5 in the Notes to the Consolidated Financial Statements for additional information concerning the details of the Company's restructuring provision, including a reconciliation of the reserve relating thereto.

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

FINANCIAL  INFORMATION
----------------------

The following table sets forth, for the fiscal period indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statement of operations. Results of the ventilation products division are included for one month and four months in the three month and six month periods ended December 31, 1997.

                                             Three Months Ended  Six Months Ended
                                                  December 31,     December 31,
                                                  1998    1997    1998     1997
                                                -------  ------  ------  --------

Net sales                                       100.0%   100.0%  100.0%   100.0%
Cost of sales                                    80.0     71.9    77.6     70.5
                                                -------  ------  ------  --------
Gross profit                                     20.0     28.1    22.4     29.5
Selling, general and administrative expenses     27.6     26.3    27.5     25.0
Provision for restructuring and consolidation    (1.2)     0.0     2.2      0.0
Provision for product recall                      8.8      0.0     4.3      0.0
Gain on sale of business                          0.0    (53.3)    0.0    (23.6)
Non-recurring impairment losses                   0.0     40.7     0.0     18.0
                                                -------  ------  ------  --------
Income (loss) from operations                   (15.2)    14.4   (11.6)    10.0
Interest and other expense                        2.6      5.2     2.8      5.8
Income (loss) before provision (benefit)
                                                -------  ------  ------  --------
     for income taxes                           (17.8)     9.2   (14.4)     4.2
Provision (benefit) for income taxes             (6.6)    37.0    (5.3)   (16.7)
                                                -------  ------  ------  --------
Loss before extraordinary item                  (11.2)   (27.8)   (9.1)   (12.5)
Extraordinary loss                                0.0      0.0     0.0     (1.0)
                                                -------  ------  ------  --------
Net loss                                        (11.2)%  (27.8)%  (9.1)%  (13.5)%
                                                -------  ------  ------  --------

RESULTS  OF  OPERATIONS
-----------------------

Allied manufactures and markets medical gas equipment, respiratory care products, and emergency medical products. Set forth below is certain information with respect to amounts (dollars in thousands) and percentages of net sales attributable to medical gas equipment, respiratory care products, and emergency medical products. The ventilation products division was sold on October 31, 1997. Net sales for the ventilation products division for the three month and six month periods ended December 31, 1997 were $3.3 million and $10.4 million, respectively and these results are included in the Respiratory Care Products.

                         THREE MONTHS ENDED  THREE MONTHS ENDED
                           DECEMBER 31,1998  DECEMBER 31,1997

                                      % of             % of
                                     Total            Total
                             Net      Net     Net      Net
                            Sales    Sales   Sales    Sales
                            -------  ------  -------  ------

Medical Gas Equipment       $ 9,348   54.7%  $10,691   44.5%
Respiratory Care Products     5,537   32.4%   10,763   44.8%
Emergency Medical Products    2,207   12.9%    2,579   10.7%
                            -------  ------  -------  ------
Total                       $17,092  100.0%  $24,033  100.0%
                            =======  ======  =======  ======


                           SIX MONTHS ENDED  SIX MONTHS ENDED
                           DECEMBER 31,1998  DECEMBER 31,1997

                                     % of             % of
                                     Total            Total
                             Net      Net     Net      Net
                            Sales    Sales   Sales    Sales
                            -------  ------  -------  ------

Medical Gas Equipment       $18,201   52.1%  $22,827   42.1%
Respiratory Care Products    12,150   34.8%   25,821   47.6%
Emergency Medical Products    4,600   13.1%    5,558   10.3%
                            -------  ------  -------  ------
Total                       $34,951  100.0%  $54,206  100.0%
                            =======  ======  =======  ======

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
1997.
-----

Allied had net sales of $17.1 million for the three months ended December 31, 1998, down $6.9 million, or 28.9%, from net sales of $24.0 million in the prior year same quarter. $3.3 million of this decrease was attributable to the now divested ventilation products division. Base business sales declined by $3.6 million or 17.4% primarily due to disruption caused by the relocation of the B&F product line, slow ramp-up of production in St. Louis, hold up of production of LSP regulators which are not subject to recall as described in Note 3 in the Notes to the Consolidated Financial Statements, as well as production problems in St. Louis that were not resolved in a timely manner. The Company is rapidly improving its manufacturing efficiency for B&F products and is supplementing its capacity with outsourced products. Most of the manufacturing problems have now been resolved. Capacities needed to handle the LSP regulator recall will, however, continue to adversely impact revenues for that product line for the rest of the fiscal year.

Medical gas equipment sales in the second quarter of fiscal 1999 of $9.3 million were $1.4 million, or 12.6%, lower than sales of $10.7 million in the prior year same quarter. Headwall sales declined from $1.2 million in the second quarter of fiscal 1998 to $0.9 million in the second quarter of fiscal 1999 due to a lower level of bookings last year.
This business is affected by large bid business which remains weak. Medical gas construction sales declined from $4.6 million in the second quarter of fiscal 1998 to $3.8 million in the second quarter of fiscal 1999, while medical gas suction and regulation device sales decreased from $4.9 million in the second quarter of fiscal 1998 to $4.6 million in the second quarter of fiscal 1999. Both product lines experienced production problems which have now been resolved.

Respiratory care product sales in the second quarter of fiscal 1999 of $5.5 million were $5.2 million, or 48.6%, less than sales of $10.7 million in the prior year same quarter. $3.3 million of this decline was attributable to the sale of the ventilation products division. Home care sales declined 31.7% from $5.6 million to $3.9 million due to the relocation of the Toledo facility and represents most of the remaining shortfall.

Emergency product sales declined 14.4% from $2.6 million in the second quarter of fiscal 1998 to $2.2 million in the second quarter of fiscal 1999, primarily due to the suspension of aluminum oxygen regulator shipments.

Orders for three months ended December 31, 1998 were $18.2 million, down $5.5 million from the prior year same quarter. Excluding $3.4 million in orders from the ventilation products division, base business orders declined $2.1 million or 10.2%. The Company's increasing backlog adversely affected incoming orders. Emergency product orders increased 11.7% from $2.5 million to $2.8 million. Total medical gas equipment orders were $9.5 million or 4.9% higher than last year same quarter of $9.1 million. Base business Respiratory care product orders, declined 32.2% from $8.7 million to $5.9 million primarily because Home care orders declined 31.6% from $6.7 million to $4.6 million due to factors discussed above. Sequentially, orders decreased from $21.0 million in the first quarter of fiscal 1999 to $18.2 million or 13.4% in the second quarter of 1999. The Company's backlog now stands at $21.0 million, up 1.9% from the prior quarter level of $20.6 million.

International sales, which are included in the product lines discussed above, decreased $2.9 million, or 46.0%, to $3.5 million in the second quarter of fiscal 1999 from $6.4 million in the prior year same period. International sales declined $2.2 million due to the sale of the ventilation products division, while the base business international sales declined by $0.7 million, or 17.2%. The continued problems in Asia, Russia and South America, have reduced international sales and orders. The Company continues to emphasize the importance of worldwide markets as advances in medical protocol in various markets throughout the world will lead to increased demand for medical products.

Gross profit for the three months ended December 31, 1998 was $3.4 million, or 20.0% of net sales compared to a gross profit of $6.7 million, or 28.1% of net sales for the three months ended December 31, 1997. Reduced manufacturing throughput due to the B&F relocation and lower absorption of plant overhead, a direct result of lower sales volume, has further reduced margins as a percent to net sales. Pricing pressures brought on by consolidations and cost containment initiatives within the industry continue to impact margins as a percent to net sales. In addition, the sale of the high margin ventilation products division adversely impacted gross profit comparison of the second quarters of fiscal 1999 to fiscal 1998. Results of the ventilation products division are included for one month in the three months ended December 31, 1997.

Selling, General and Administrative ("SG&A") expenses for the three months ended December 31, 1998 were $4.7 million, a decrease of $1.6 million, or 25.3% from $6.3 million for the three months ended December 31, 1997. Of the $1.6 million decline, $0.7 million is directly attributable to the sale of the ventilation products division, $0.1 million is attributable to a reduction in goodwill amortization resulting from the writedown of goodwill in fiscal 1998, and $0.8 million is attributable to spending reductions in the base business SG&A.

On August 10, 1998 the Company announced its intention to close the Toledo facility of its disposable products division and relocate the B&F product line of home care products to its St. Louis manufacturing facility. The move was substantially completed during the second quarter of fiscal 1999. In connection with the shutdown of the facility, the Company recorded a one-time charge of approximately $1.0 million ($0.6 million after taxes), or $.07 per share during the first quarter of fiscal 1999. Subsequently, during the second quarter of fiscal 1999, the company negotiated and received a $0.2 million cash payment from the City of Toledo as partial reimbursement for relocation costs.

Accordingly, Allied recorded this cash payment as a reduction to the aforementioned provision, in the second quarter of fiscal 1999, resulting in a net charge of $0.8 million pre-tax, $0.5 million after tax, or $0.06 per share for the six months ended December 31, 1998. See Note 5 in the Notes to the Consolidated Financial Statements for additional information concerning the details of the Company's restructuring provision, including a reconciliation of the reserve relating thereto.

On October 31, 1997, the Company sold the assets of Bear Medical Systems, Inc. ("Bear") and its subsidiary BiCore Monitoring Systems, Inc. ("BiCore"), collectively referred to as the ventilation products division, to Thermo-Electron Corporation for $36.6 million plus the assumption of certain liabilities. The net proceeds of $29.5 million, after expenses which included federal and state taxes paid, were utilized to pay a significant portion of the Company's subordinated debt. The sale of the ventilation products division also resulted in a gain, for financial reporting purposes, of $12.8 million pre-tax, $3.5 million after tax, or $0.45 per share for the six month period ending December 31, 1997.

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

Loss from operations was $2.6 million for the three months ended December 31, 1998 compared to income from operations of $3.5 million for the three months ended December 30, 1997.

Interest expense decreased $0.8 million or 63.4%, to $0.4 million for the three months ended December 31, 1998 from $1.2 million in the prior year same period. Interest expense has been significantly reduced in the first six months of fiscal 1999, as compared to the first six months of fiscal 1998, due to the reduction of debt from the proceeds of sale of the ventilation products division. In addition, interest expense for the three months ended December 31, 1997 included $0.4 million for the full amortization of loan costs related to the portion of debt that was paid down with the proceeds from the sale of the ventilation products division. On August 7, 1998 the Company borrowed $5.0 million from a financial institution at a fixed rate of 7.75%, with proceeds used to pay down existing higher rate debt. On September 8, 1998 the Company's credit facilities with Foothill Capital Corporation were amended to further reduce interest rates. The new financial agreements are discussed further below.

Allied had a loss before benefit for income taxes in the second quarter of fiscal 1999 of $3.1 million compared to income before provision for income taxes of $2.2 million for the second quarter of fiscal 1998. Accordingly, the company recorded a tax benefit of $1.1 million for the three month period ended December 31, 1998. In comparison, the Company recorded a provision for income taxes of $8.9 million in the second quarter of fiscal 1998, due to the gain on the sale of the ventilation products division and the non-deductibility of certain goodwill writedowns included in the non-recurring charge as previously discussed.

In fiscal 1999, the net loss for the second quarter was $1.9 million, or $0.25 per basic and diluted share. In fiscal 1998, the net loss for the second quarter was $6.7 million, or $0.86 per basic and diluted share. The weighted average number of common shares outstanding used in the calculation of earnings per share for the second quarters of fiscal 1999 and fiscal 1998 was 7,806,682.

SIX  MONTHS  ENDED  DECEMBER  31, 1998 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
1997.
-----

Allied had net sales of $35.0 million for the six months ended December 31, 1998, down $19.2 million, or 35.5%, from net sales of $54.2 million in the prior year first six months. $10.4 million of this decrease was attributable to the now divested ventilation products division. Base business sales declined by $8.8 million or 20.2%. Certain internal and external factors have continued to impact the Company's operations, including the impact of healthcare cost containment and Medicare reimbursements, economic problems in Asia and a reduction in sales of purchased products for home care sales, especially aluminum cylinders, due to company's emphasis on improved margins. Allied's previously announced decision to move its B&F Medical operations from Toledo, which was completed during the second quarter of fiscal 1999, has significantly impacted sales from that operation. The Company experienced production problems at its St. Louis facility during the first six months of fiscal 1999 that were not resolved in a timely manner. Most of these production problems have now been resolved and the Company is rapidly gaining proficiency in the manufacturing of B&F products in St. Louis.

Medical gas equipment sales in the first six months of fiscal 1999 of $18.2 million were $4.6 million, or 20.3%, lower than sales of $22.8 million in the prior year first six months. Headwall sales declined from $2.6 million in the first six months of fiscal 1998 to $2.0 million in the first six months of fiscal 1999 due to a lower level of bookings last year. Medical gas construction sales declined from $9.6 million in the first six months of fiscal 1998 to $7.3 million in the first six months of fiscal 1999, while medical gas suction and regulation device sales decreased from $10.6 million in the first six months of fiscal 1998 to $8.9 million in the first six months of fiscal 1999. Both product lines experienced production problems and the six month over six month comparisons were affected by an increase in shipments during the first quarter of fiscal 1998 as a result of an interruption in production due to the labor strike in June, 1997.

Respiratory care product sales in the first six months of fiscal 1999 of $12.2 million were $13.6 million, or 52.9%, under sales of $25.8 million in the prior year same six month period. $10.4 million of this decline was attributable to the sale of the ventilation products division while $3.2 million of the decline relates to remaining product lines. Home care sales declined 26.2% from $11.7 million to $8.6 million due to the relocation of the Toledo facility.

Emergency product sales declined 17.2% from $5.6 million in the first six months of fiscal 1998 to $4.6 million in the first six months of fiscal 1999, due to the benefit of a large order in the prior year same six month period and due to the suspension in the shipments of aluminum regulators affected by the recall.

Orders for the first six months ended December 31, 1998 were $39.1 million, down $15.6 million from the prior year same six month period. Excluding $12.2 million in orders from the ventilation products division, base business orders declined $3.4 million or 8.0%. Emergency product orders decreased 13.0% from $6.3 million to $5.5 million, primarily because of a large $0.9 million order for emergency products last year that did not recur this year. Total medical gas equipment orders were $20.3 million for the six month period ended December 31, 1998, or 2.2% higher than orders of $19.8 million for the six months ended December 31, 1997. Respiratory care product orders, for base business excluding ventilation products, declined 18.3% from $16.4 million to $13.4 million. Home care orders declined 24.0% from $12.7 million to $9.7 million due to factors indicated earlier while respiratory care product orders for the hospital market increased 1.4% to $3.7 million partly due to orders for Company's new Respical calibration device. The Company's backlog now stands at $21.0 million, up 20.7% from the fiscal 1998 year end level of $17.4 million.

International sales, which are included in the product lines discussed above, decreased $9.6 million, or 59.7%, to $6.4 million in the first six months of fiscal 1999 from $16.0 million in the prior year same period. International sales declined $6.9 million due to the sale of the ventilation products division, while the base business international sales declined by $2.7 million, or 29.0%. The continued uncertainty in Asia, Russia and South America, have reduced international sales and orders. The Company continues to emphasize the importance of worldwide markets as advances in medical protocol in various markets throughout the world will lead to increased demand for medical products.

Gross profit for the six months ended December 31, 1998 was $7.8 million, or 22.4% of net sales compared to a gross profit of $16.0 million, or 29.5% of net sales for the six months ended December 31, 1997. Reduced manufacturing throughput due to B&F relocation and lower absorption of plant overhead, due to lower sales volume, has further reduced margins as a percent to net sales. Pricing pressures brought on by consolidations and cost containment in the industry continue to impact margins as a percent to net sales. In addition, the sale of the high margin ventilation products division adversely impacted the gross profit comparison of the first six months of fiscal 1999 to the first six months of fiscal 1998. Results of the ventilation products division are included for four months in the six months ended December 31, 1997.

Selling, General and Administrative ("SG&A") expenses for the six months ended December 31, 1998 were $9.6 million, a decrease of $4.0 million, or 29.3% from $13.6 million for the six months ended December 31, 1997. Of the $4.0 million decline, $2.4 million is directly attributable to the sale of the ventilation products division, $0.2 million is attributable to a reduction in goodwill amortization resulting from the writedown of goodwill in fiscal 1998, and $1.4 million is attributable to spending reductions in the base business SG&A.

On August 10, 1998 the Company announced its intention to close the Toledo facility of its disposable products division and relocate the B&F product line of home care products to its St. Louis manufacturing facility. The move was substantially completed during the second quarter of fiscal 1999. In connection with the shutdown of the facility, the Company recorded a one-time charge of approximately $1.0 million ($0.6 million after taxes), or $.07 per share during the first quarter of fiscal 1999. Subsequently, during the second quarter of fiscal 1999, the company negotiated and received a $0.2 million cash payment from the City of Toledo as partial reimbursement for relocation costs. Accordingly, Allied recorded this cash payment, in the second quarter of fiscal 1999, as a reduction to the aforementioned provision resulting in a net charge of $0.8 million pre-tax, $0.5 million after tax, or $0.06 per share for the six months ended December 31, 1998. See Note 5 in the Notes to the Consolidated Financial Statements for additional information concerning the details of the Company's restructuring provision, including a reconciliation of the reserve relating thereto.

On October 31, 1997, the Company sold the assets of Bear Medical Systems, Inc. ("Bear") and its subsidiary BiCore Monitoring Systems, Inc. ("BiCore"), collectively referred to as the ventilation products division, to Thermo-Electron Corporation for $36.6 million plus the assumption of certain liabilities. The net proceeds of $29.5 million, after expenses which included federal and state taxes paid, were utilized to pay a significant portion of the Company's subordinated debt. The sale of the ventilation products division also resulted in a gain, for financial reporting purposes, of $12.8 million pre-tax, $3.5 million after tax, or $0.45 per share for the six month period ending December 31, 1997.

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

Loss from operations was $4.0 million for the six months ended December 31, 1998 compared to income from operations of $5.4 million for the six months ended December 30, 1997.

Interest expense decreased $2.1 million or 68.2%, to $1.0 million for the six months ended December 31, 1998 from $3.1 million in the prior year same six month period. Interest expense has been significantly reduced in the first six months of fiscal 1999, as compared to the first six months of fiscal 1998, due to the reduction of debt from the application of the proceeds from the sale of the ventilation products division. In addition, interest expense for the six months ended December 31, 1997 included $0.4 million for the full amortization of loan costs related to the portion of debt that was paid down with the proceeds from the sale of the ventilation products division. On August 7, 1998 the Company borrowed $5.0 million from a financial institution at a fixed rate of 7.75%, with proceeds used to pay down existing higher rate debt. On September 8, 1998 the Company's credit facilities with Foothill Capital Corporation were amended to further reduce interest rates. The new financial agreements are discussed further below.

Allied had a loss before benefit for taxes in the first six months of fiscal 1999 of $5.0 million compared to income before provision for taxes and extraordinary loss of $2.3 million for the first six months of fiscal 1998. Accordingly, the company recorded a tax benefit of $1.9 million for the six month period ended December 31, 1998. In comparison, the Company recorded a provision for income taxes of $9.1 million in the first six months of fiscal 1998, due to the gain on the sale of the ventilation products division and the non-deductibility of certain goodwill writedowns included in the non-recurring charge as previously discussed.

In the first quarter of fiscal 1998, Allied recorded an extraordinary loss on early extinguishment of debt of $0.5 million, net of a tax benefit of $0.4 million. In fiscal 1999, the net loss for the first six months was $3.2 million, or $0.41 per basic and diluted share, consisting of $0.23 loss per share from operations and $0.18 loss per share related to B&F move and the regulator recall. In fiscal 1998, the net loss for the first six months was $7.3 million, or $0.94 per basic and diluted share, consisting of $0.87 loss per share from operations and $0.07 loss per share for the extraordinary item. The weighted average number of common shares outstanding used in the calculation of earnings per share was 7,806,682 and 7,803,389 for the first six months of fiscal 1999 and fiscal 1998, respectively.

FINANCIAL  CONDITION
--------------------

The following table sets forth selected information concerning Allied's financial condition:

Dollars in thousands:  December 31, 1998  June 30, 1998
---------------------  -----------------  -------------

Cash                   $             656  $       1,195
Working  Capital       $          20,923  $      21,308
Total  Debt            $          15,960  $      18,415
Current  Ratio                    2.95:1         2.67:1

The Company's working capital was $20.9 million at December 31, 1998 compared to $21.3 million at June 30, 1998. Decreases in accounts receivable and inventories along with an increase in accounts payable and the aforementioned accrual for product recall, were partially offset by an increase in income taxes receivable and decreases in accrued income taxes and other current liabilities to account for the decrease in net working capital. This reduction of net working capital coupled with the proceeds from the sale of the disposable products division facilities accounts for the reduction in the Company's long-term debt. Accounts receivable decreased to $12.7 million at December 31, 1998 from $14.2 million at June 30, 1998. The decrease in Accounts receivable was due to decreased sales. Accounts receivable as measured in days sales outstanding ("DSO") increased slightly to 70 days during this period. Inventories decreased to $17.0 million from $18.3 million at June 30, 1998. Inventories, as measured by Days on Hand ("DOH"), were 155 DOH at December 31, 1998 compared to 129 DOH at June 30, 1998, due to lower sales in the first half of fiscal 1999 than in the fourth quarter of fiscal 1998. The Company continues to focus on improving the mix of inventories and has been increasing stocking levels of high volume products while simultaneously reducing stocking levels of low volume products.

The net increase / (decrease) in cash for the six months ended December 31, 1998 and December 31, 1997 was ($0.5) million and $0.4 million, respectively. Net cash (used by) / provided by operations was $1.3 million and ($2.7) million for the same periods, respectively. Cash provided by operations for the six months ended December 31, 1998 consisted of a net loss of $3.2 million, which was offset by non-cash charges to operations of $2.0 million for depreciation and amortization, as well as changes in working capital accounts which provided $0.7 million. The change in working capital was comprised of reductions in accounts receivables of $1.5 million, inventory of $1.3 million, other current assets of $0.1 million, and an increase in accounts payable of $0.2 million. These favorable cash adjustments were partially offset by a net change in deferred income tax accounts of ($1.9) million and a reduction in other current liabilities of ($0.5) million. In addition, cash provided by operating activities was favorably impacted by the $1.5 million accrual for product recall, as discussed previously, and by the $0.3 million non-cash portion of the provision for restructuring and consolidation related to the relocation of the B&F product line from Toledo, Ohio to St. Louis, Missouri.

In addition to cash provided by operations in the first six months of fiscal 1999, the Company received proceeds from the sale of its disposable products division facilities which were sold to the City of Toledo for $1.4 million. The aforementioned cash provided by operations and proceeds from the sale of the Toledo, Ohio facilities were used to fund $0.7 million in capital expenditures and to reduce commercial debt by $2.5 million.

Cash used by operations in the prior year same period consisted of a net loss of $7.3 million which was offset by the non-cash charges to operations of $2.9 million for depreciation and amortization, as well as changes in working capital accounts which used $4.1 million. The change in working capital accounts was principally related to payments to vendors which reduced accounts payable by $2.9 million during the first six months of fiscal 1998. In addition, the Company reported a $12.8 million gain on the sale of the ventilation products division and also recorded non-recurring charges, of which the non-cash portion was $9.5 million for the six months ended December 31, 1997. Accordingly, the Company recorded a tax provision for the gain on the sale of the ventilation products division which resulted in an adjustment to cash provided by operating activities of $9.4 million. Also in conjunction with the sale of the ventilation products division, the company received pre-tax proceeds of $36.0 million which was used to reduce total debt by $31.5 million, pay debt issuance costs of $1.0 million and make capital expenditures of $0.5 million. Therefore, for the six months ended December 30, 1997, net cash increased $0.4 million.

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

On September 8, 1998, the Company's credit facilities with Foothill Capital Corporation were amended. The Company's existing term loan was eliminated and replaced with an amended revolving credit facility. As amended, the revolving credit facility remained at $25.0 million. The interest rate on the facility has been reduced from the floating reference rate (7.75% at January 31, 1999) plus 0.50% to the floating reference rate plus 0.25%. The reference rate as defined in the credit agreement, is the variable rate of interest, per annum, most recently announced by Norwest Bank Minnesota, National Association, or any successor thereto, as its "base" rate. This amendment also provides the Company with a rate of LIBOR +2.5%. Amounts outstanding under this revolving credit facility, which expires on August 8, 2000, totaled $8.5 million at January 31, 1999. At January 31, 1999, $6.7 million was available under the revolving facility for additional borrowings.

The rates noted above will drop by 0.25% at the end of fiscal 1999 and 2000 if the Company is profitable. In addition, the fees charged to the Company are also reduced.

As of December 31, 1998 the Company had a backlog of $21.0 million compared to a backlog of $17.4 million at June 30, 1998. The Company's backlog, a significant portion of which is attributable to the Company's medical gas equipment products, consist of firm customer purchase orders which may be subject to cancellation by the customer.

Inflation has not had a material effect on the Company's business or results of operations.

YEAR  2000
----------

The Company utilizes software and related computer technologies essential to its operations. The Company has established a plan, utilizing internal resources to assess the potential impact of the year 2000 on the Company's systems and operations and to implement solutions to address this issue. In October 1996, the Company converted its corporate offices and its manufacturing operation to a new fully-integrated software system. The company plans to install the most recent version of this software, which the vendor has certified as year 2000 compliant, by June 1999. The Company views this as a normal, scheduled upgrade of software. It has not been necessary to upgrade the software at an earlier date than anticipated to assure year 2000 compliance. New equipment is not required to upgrade software to the new version, certified by the vendor to be year 2000 compliant. The Company expects all critical systems will be year 2000 compliant by June 1999. Work on the upgrade is in process and the schedule for upgrades is being met. The date methodology of the current version software is not sensitive to year 2000 problems, therefore, if the software upgrade could not be installed, the Company would not anticipate a problem with year 2000 compliance. The cost of upgrading to a year 2000 compliant version of the existing system is not expected to be significant. As of January 31, 1999 the Company had expended no funds specifically to assure year 2000 compliance. The Company does not expect to expend funds specifically to assure year 2000 compliance.

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

PART  II.     OTHER  INFORMATION
              ------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits:

     (27)  Financial  Data  Schedule

(b)  Reports  on  Form  8-K  -  See  Form  8-K  filed  February  4,  1999.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ALLIED  HEALTHCARE  PRODUCTS,  INC.



Dated:  02/12/1999           By:  /s/  Uma  Nandan  Aggarwal
                                ------------------------------------------------

                                       Uma  Nandan  Aggarwal
                                       President  and  Chief  Executive  Officer