Form 10-Q
period 1999-03-31
ALLIED HEALTHCARE PRODUCTS INC
filed 1999-05-14
CIK 874710

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

(Mark  One)

 X     Quarterly  report  pursuant  to  Section  13  or  15(d) of the Securities
---    Exchange  Act  of  1934

       For  the  quarterly  period  ended  March  31,  1999

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

     The number of shares of common stock outstanding at April 26, 1999 is 7,806,682 shares.

                                         INDEX

                                                                                  Page
Part I - Financial Information                                                   Number
Item 1.  Financial Statements

         Consolidated Statement of Operations -                                       3
         three months and nine months ended March  31,
         1999 and 1998 (Unaudited)

         Consolidated Balance Sheet -                                               4-5
         March 31, 1999  (Unaudited) and
         June 30, 1998

         Consolidated Statement of Cash Flows -                                     6-7
         three months and nine months ended March 31, 1999 and 1998 (Unaudited)

         Consolidated Statement of Changes in                                         8
         Stockholders' Equity - nine months ended March
         31, 1999  (Unaudited)

         Notes to Consolidated Financial Statements                                9-12

Item 2.  Management's Discussion and Analysis of                                  13-27
         Financial Condition and Results of Operations

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                            28

         Signature                                                                   29

PART  I.   FINANCIAL  INFORMATION
          ITEM  1.   FINANCIAL  STATEMENTS

                                    ALLIED HEALTHCARE PRODUCTS, INC.
                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                               (UNAUDITED)

                                                     Three months ended          Nine months ended
                                                          March 31,                  March 31,
                                                 -------------------------  ----------------------------
                                                     1999         1998          1999           1998
                                                 ------------  -----------  -------------  -------------
Net sales . . . . . . . . . . . . . . . . . . .  $19,227,327   $22,784,952  $ 54,178,723   $ 76,990,844
Cost of sales . . . . . . . . . . . . . . . . .   14,287,294    16,277,638    41,409,419     54,511,774
                                                 ------------  -----------  -------------  -------------
Gross profit. . . . . . . . . . . . . . . . . .    4,940,033     6,507,314    12,769,304     22,479,070

  Selling, general and administrative expenses.    4,601,409     5,407,382    14,202,800     18,982,113
Provision for restructuring and consolidation .            0             0       772,850              0
Provision for product recall. . . . . . . . . .            0             0     1,500,000              0
Gain on sale of business. . . . . . . . . . . .            0             0             0    (12,812,927)
Non-recurring impairment losses . . . . . . . .            0             0             0      9,778,259
                                                 ------------  -----------  -------------  -------------
Income (loss) from operations . . . . . . . . .      338,624     1,099,932    (3,706,346)     6,531,625

Other expenses:
  Interest expense. . . . . . . . . . . . . . .      468,007       492,828     1,445,824      3,565,228
  Other, net. . . . . . . . . . . . . . . . . .       49,451        69,101        73,442        156,351
                                                 ------------  -----------  -------------  -------------
                                                     517,458       561,929     1,519,266      3,721,579
                                                 ------------  -----------  -------------  -------------
Income (loss) before provision
  (benefit) for income taxes and
  extraordinary loss. . . . . . . . . . . . . .     (178,834)      538,003    (5,225,612)     2,810,046

Provision (benefit) for income taxes. . . . . .       10,006       297,144    (1,845,623)     9,360,607
                                                 ------------  -----------  -------------  -------------
Income (loss) before extraordinary loss . . . .     (188,840)      240,859    (3,379,989)    (6,550,561)

Extraordinary loss on early
  extinguishment of debt, net of
  income tax benefit of $373,191. . . . . . . .            0             0             0        530,632
                                                 ------------  -----------  -------------  -------------
Net income (loss) . . . . . . . . . . . . . . .    ($188,840)  $   240,859   ($3,379,989)   ($7,081,193)
                                                 ============  ===========  =============  =============

Basic and diluted income (loss) per share:
  Income (loss) before extraordinary loss . . .       ($0.02)  $      0.03        ($0.43)        ($0.84)
  Extraordinary loss                                     ---           ---           ---         ($0.07)
                                                 ------------  -----------  -------------  -------------
  Net income (loss) . . . . . . . . . . . . . .       ($0.02)  $      0.03        ($0.43)        ($0.91)
                                                 ============  ===========  =============  =============

Weighted average shares . . . . . . . . . . . .    7,806,682     7,806,682     7,806,682      7,804,471
                                                 ============  ===========  =============  =============

          See accompanying Notes to Consolidated Financial Statements.


                         ALLIED HEALTHCARE PRODUCTS, INC.
                            CONSOLIDATED BALANCE SHEET
                                      ASSETS

                                                          March 31,     June 30,
                                                             1999         1998
                                                         ------------  -----------
                                                         (Unaudited)
Current Assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . .  $    496,683  $ 1,194,813
   Accounts receivable, net of allowance for doubtful
      accounts of $921,254 and $1,035,833, respectively    13,617,488   14,227,314
   Inventories. . . . . . . . . . . . . . . . . . . . .    18,532,365   18,341,340
   Other current assets . . . . . . . . . . . . . . . .     1,020,112      273,832
                                                         ------------  -----------
      Total current assets. . . . . . . . . . . . . . .    33,666,648   34,037,299
                                                         ------------  -----------

   Property, plant and equipment, net . . . . . . . . .    14,766,659   17,525,906
   Goodwill, net. . . . . . . . . . . . . . . . . . . .    27,414,506   28,026,064
   Other assets, net. . . . . . . . . . . . . . . . . .       400,035      590,933
                                                         ------------  -----------
      Total assets. . . . . . . . . . . . . . . . . . .  $ 76,247,848  $80,180,202
                                                         ============  ===========

          See accompanying Notes To Consolidated Financial Statements.

                                   (CONTINUED)

                              ALLIED HEALTHCARE PRODUCTS, INC.
                                 CONSOLIDATED BALANCE SHEET
                                         (CONTINUED)
                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  March 31,      June 30,
                                                                    1999           1998
                                                                -------------  -------------
                                                                 (Unaudited)
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . .  $  6,651,929   $  5,807,349
   Current portion of long-term debt . . . . . . . . . . . . .       898,906      3,442,797
   Accrual for restructuring and consolidation . . . . . . . .         7,816              0
   Accrual for product recall. . . . . . . . . . . . . . . . .     1,097,365              0
   Other current liabilities . . . . . . . . . . . . . . . . .     1,720,587      3,479,215
                                                                -------------  -------------
      Total current liabilities. . . . . . . . . . . . . . . .    10,376,603     12,729,361
                                                                -------------  -------------

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .    16,772,168     14,971,775

Deferred income tax liability-noncurrent . . . . . . . . . . .       441,589        441,589

Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.01 par value; 1,500,000 shares
    authorized; no shares issued and outstanding; which
    includes Series A preferred stock; $.01 par value; 200,000 shares authorized; no shares issued and outstanding
   Common stock; $.01 par value; 30,000,000 shares
    authorized; 7,806,682 shares issued and outstanding
    at March 31, 1999 and June 30, 1998. . . . . . . . . . . .       101,102        101,102
   Additional paid-in capital. . . . . . . . . . . . . . . . .    47,014,621     47,014,621
   Common stock in treasury, at cost . . . . . . . . . . . . .   (20,731,428)   (20,731,428)
   Retained earnings . . . . . . . . . . . . . . . . . . . . .    22,273,193     25,653,182
                                                                -------------  -------------
      Total stockholders' equity . . . . . . . . . . . . . . .    48,657,488     52,037,477
                                                                -------------  -------------
      Total liabilities and stockholders' equity . . . . . . .  $ 76,247,848   $ 80,180,202
                                                                =============  =============

          See accompanying Notes To Consolidated Financial Statements.

                           ALLIED HEALTHCARE PRODUCTS, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)

                                                                Nine months ended
                                                                     March 31,
                                                            --------------------------
                                                                1999          1998
                                                            ------------  ------------
Cash flows from operating activities:
   Net loss. . . . . . . . . . . . . . . . . . . . . . . .  ($3,379,989)  ($7,081,193)
   Adjustments to reconcile net loss to net
       cash used in operating activities:

      Depreciation and amortization. . . . . . . . . . . .    2,974,934     3,916,961
      Provision for restructuring and consolidation. . . .      225,742             0
      Provision for product recall . . . . . . . . . . . .    1,097,365             0
      Gain on sale of Bear Medical . . . . . . . . . . . .            0   (12,812,927)
      Loss on refinancing of long-term debt. . . . . . . .            0       903,823
      Noncash portion of non-recurring impairment losses .            0     9,572,390
      Decrease in accounts receivable, net . . . . . . . .      609,826       607,124
      Decrease (increase) in inventories . . . . . . . . .     (191,025)      573,594
      Increase in income taxes receivable. . . . . . . . .     (969,603)            0
      Decrease in deferred income taxes - asset. . . . . .            0     2,001,014
      Decrease in other current assets . . . . . . . . . .      223,323       542,437
      Increase (decrease) in accounts payable. . . . . . .      844,580    (6,070,629)
      Increase (decrease) in accrued income taxes. . . . .     (942,036)    1,776,585
      Decrease in other current liabilities. . . . . . . .     (816,592)   (1,818,329)
      Increase in deferred income taxes - liability. . . .            0       634,849
                                                            ------------  ------------
       Net cash used in operating activities . . . . . . .     (323,475)   (7,254,301)
                                                            ------------  ------------


Cash flows from investing activities:
   Capital expenditures, net . . . . . . . . . . . . . . .     (992,340)     (420,143)
   Proceeds on sale of Toledo, Ohio facilities . . . . . .    1,393,287             0
   Proceeds on sale of Bear Medical, net of disposal costs            0    35,378,957
                                                            ------------  ------------
       Net cash provided by investing activities . . . . .      400,947    34,958,814
                                                            ------------  ------------

                                   (CONTINUED)

                         ALLIED HEALTHCARE PRODUCTS, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)

                                                         Nine months ended
                                                             March 31,
                                                    -----------------------------
                                                        1999            1998
                                                    -------------  --------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt. . . .     5,000,000      26,000,000
   Payments of long-term debt. . . . . . . . . . .    (7,117,798)    (36,747,627)
   Borrowings under revolving credit agreement . .    66,598,886     106,514,530
   Payments under revolving credit agreement . . .   (65,224,586)   (122,358,410)
   Issuance of common stock. . . . . . . . . . . .             0          68,750
   Debt issuance costs . . . . . . . . . . . . . .       (32,104)       (961,532)

       Net cash used in financing activities . . .      (775,602)    (27,484,289)
                                                    -------------  --------------

   Net increase (decrease) in cash and equivalents      (698,130)        220,224
   Cash and equivalents at beginning of period . .     1,194,813         988,436

   Cash and equivalents at end of period . . . . .  $    496,683   $   1,208,660
                                                    =============  ==============


Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest. . . . . . . . . . . . . . . . . .  $  1,573,400   $   4,213,765
       Income taxes. . . . . . . . . . . . . . . .  $     91,938   $   4,140,629

          See accompanying Notes To Consolidated Financial Statements.

                           ALLIED HEALTHCARE PRODUCTS, INC.
                         CONSOLIDATED STATEMENT OF CHANGES IN
                                 STOCKHOLDERS' EQUITY
                                      (UNAUDITED)

                                              Additional
                        Preferred    Common     paid-in      Treasury       Retained
                          stock      stock      capital        stock        earnings
                        ----------  --------  -----------  -------------  ------------
Balance, June 30, 1998  $        0  $101,102  $47,014,621  ($20,731,428)  $25,653,182

Net loss for the
   nine months ended
   March 31, 1999                                                          (3,379,989)
                        ----------  --------  -----------  -------------  ------------
Balance,
   March 31, 1999. . .  $        0  $101,102  $47,014,621  ($20,731,428)  $22,273,193
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

2.  Inventories

     Inventories  are  comprised  as  follows:

                   March 31, 1999   June 30, 1998
                    (Unaudited)
Work-in progress  $      1,404,664  $    2,424,041
Component Parts.        14,330,126      14,820,526
Finished Goods .         2,797,575       1,096,773
                  $     18,532,365  $   18,341,340
                  ================  ==============

The above amounts are net of a reserve for obsolete and excess inventory of approximately $2.0 million and $2.2 million at March 31, 1999 and June 30, 1998, respectively.

3.     Debt  Arrangement

On March 3, 1999 Allied purchased the remaining $505,000 of its outstanding Missouri Industrial Revenue Bonds. The bonds, which bore a variable interest rate, had a final maturity date of April 1, 2001 and were repaid early using borrowings from the Company's revolving credit facility.

4.  LSP  Oxygen  Regulator  Recall

On February 4, 1999, Allied announced a recall of aluminum oxygen regulators marketed under its Life Support Products label. These products are used to regulate pressure of bottled oxygen for administration to patients under emergency situations. Following reports of regulator fires, the Company had instituted a recall in May 1997, under which it provided retrofit kits to prevent contaminants from entering the regulators. The Company has also been testing regulator design with the help of the National Aeronautical and Space Administration's White Sands National Laboratories. Meanwhile, two fires involving the Company's regulators were reported. While preliminary findings led the Company to believe the Company's products did not cause those fires, there is enough concern among the users that the Company, in cooperation with the U. S. Food and Drug Administration ("FDA"), agreed to institute a voluntary recall to replace aluminum components in the high pressure chamber of the regulators with brass components at pre-existing authorized service centers. The FDA has recommended that all regulator manufacturers cease use of aluminum in regulators. Accordingly, the Company has now introduced new brass regulators and is also offering a trade in program to the existing users. Based on an estimated population of 100,000 regulators, the Company estimates that the recall could cost as much as $2.7 million or more. However, the Company will make every effort to mitigate these costs and has recorded a charge of $1.5 million pre-tax, $0.9 million after tax, or $0.12 per share in the second quarter of fiscal 1999.

          A reconciliation of activity with respect to the Company's product recall is as follows:

Provision Balance, December 31, 1998 . . . . .  $1,500,000
Product costs for retrofitting and replacement    (304,552)
Administrative costs incurred. . . . . . . . .     (98,083)
Ending Balance, March 31, 1999 . . . . . . . .  $1,097,365
                                                ===========

5.  Debt  Refinancing

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

6.  B&F  Relocation  provision

     On August 5, 1998 the Company's board of directors voted to close the Toledo facility of its disposable products division and relocate production of the B&F line of home care products to its manufacturing facility in St. Louis, Missouri. This move was announced on August 10, 1998. The move was substantially completed during the second quarter of fiscal 1999. In connection with the shutdown of the facility, Allied recorded a provision of approximately $1.0 million pre-tax, $0.6 million after tax, or $0.07 per share, in the first quarter of fiscal 1999 to cover the cost of closing the facility. The provision reflects costs of certain fixed asset impairments, employee severance benefits and other related exit costs. Subsequently, during the second quarter of fiscal 1999, the company negotiated and received a $0.2 million cash payment from the City of Toledo as partial reimbursement for relocation costs. Accordingly, Allied recorded this cash payment, in the second quarter of fiscal 1999, as a reduction to the aforementioned provision resulting in a net charge of $0.8 million pre-tax, $0.5 million after tax, or $0.06 per share for the nine months ended March 31, 1999. These costs have substantially been paid during the second quarter of fiscal 1999.

     A reconciliation of activity with respect to the Company's restructuring and consolidation of the B&F product line is as follows:

Provision Balance, December 31, 1998. .  $ 55,146
Cash payments associated with severance   (15,175)
Other exit costs incurred . . . . . . .   (32,155)
Ending Balance, March 31, 1999. . . . .  $  7,816
                                         =========

7.  Sale  of  Bear  Ventilation  Products  Division

     On October 31, 1997, the Company sold the assets of Bear Medical Systems, Inc. ("Bear") and its subsidiary BiCore Monitoring Systems, Inc. ("BiCore"), collectively referred to as the ventilation products division, to Thermo-Electron Corporation for $36.6 million plus the assumption of certain liabilities. The net proceeds of $29.5 million, after expenses which included federal and state taxes paid, were utilized to repay a significant portion of the Company's subordinated debt. The sale of the ventilation products division also resulted in a gain, for financial reporting purposes, of $12.8 million pre-tax, $3.5 million after tax, or $0.45 per share for the nine month period ending March 31, 1998.

     Results for the ventilation products division are included in the Consolidated Statement of Operations for four months in the nine month period ended March 31, 1998. Had the divestiture occurred on July 1, 1997, consolidated pro forma net sales, net loss, and loss per share for the nine months ended March 31, 1998 would have been $66.6 million, $(10.9) million, and $(1.40), respectively.

8.  Other  Non-Recurring  Items

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL
-------

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Allied Healthcare Products, Inc. ("Allied" or the "Company") for the three month and nine month periods ended March 31, 1999 compared to the three month and nine month periods ended March 31, 1998. This discussion should be read in conjunction with the June 30, 1998 consolidated financial statements and accompanying notes thereto included in the Company's Form 10-K for the year ended June 30, 1998.

Certain statements contained herein are forward-looking statements. Actual results could differ materially from those anticipated as a result of various factors, including cyclical and other industry downturns, the effects of federal and state legislation on healthcare reform, including Medicare and Medicaid financing, consolidation and rationalization activities, difficulties or delays in the introduction of new products or disruptions in selling, manufacturing and/or shipping efforts. The Company ships a significant percentage of its products outside the U. S. and is thus subject to foreign economic fluctuations.

The review of and comparability of year to year operating results is complicated by the sale of the ventilation products division on October 31, 1997. The fiscal 1998 results include ventilation products division operations for four months in the nine month period ended March 31, 1998.

The specific transactions and events impacting 1999 and 1998 operating results, which make meaningful comparisons more difficult, are summarized below.

LSP  OXYGEN  REGULATOR  RECALL
------------------------------

On February 4, 1999, Allied announced a recall of aluminum oxygen regulators marketed under its Life Support Products label. These products are used to regulate pressure of bottled oxygen for administration to patients under emergency situations. Following reports of regulator fires, some of which involved Company product, the Company instituted a recall in May 1997, under which it provided retrofit kits to prevent contaminants from entering the regulators. The Company has also been testing regulator design with the help of the National Aeronautical and Space Administration's White Sands National Laboratories. Meanwhile, two fires involving the Company's regulators were reported. While preliminary findings led the Company to believe the Company's products did not cause the fires, there is enough concern among the users that the Company, in cooperation with the U. S. Food and Drug Administration ("FDA"), agreed to institute a voluntary recall to replace aluminum components in the high pressure chamber of the regulators with brass components at pre-existing authorized service centers. The FDA has recommended that all regulator manufacturers cease use of aluminum in regulators. Accordingly, the Company has now introduced new brass regulators and is also offering a trade in program to the existing users. Based on an estimated population of 100,000 regulators, the Company estimates that the recall could cost as much as $2.7 million or more. However, the Company will make every effort to mitigate these costs and has recorded a charge of $1.5 million pre-tax, $0.9 million after tax, or $0.12 per share in the second quarter of fiscal 1999.

B&F  RELOCATION
---------------

On August 10, 1998, the Company announced its intention to close the Toledo facility of its disposable products division and relocate the B&F product line of home care products to its St. Louis manufacturing facility. The Company anticipates that the move, which was substantially completed in the second quarter of fiscal 1999, will generate annual savings of nearly $1.0 million. In connection with the shutdown of the facility, the Company recorded a one-time charge of approximately $1.0 million ($0.6 million after taxes), or $.07 per share during the first quarter of fiscal 1999. Subsequently, during the second quarter of fiscal 1999, the company negotiated and received a $0.2 million cash payment from the City of Toledo as partial reimbursement for relocation costs. Accordingly, Allied recorded this cash payment as a reduction to the aforementioned provision, in the second quarter of fiscal 1999, resulting in a net charge of $0.8 million pre-tax, $0.5 million after tax, or $0.06 per share for the nine months ended March 31, 1999. These costs have substantially been paid during the second quarter of fiscal 1999. The Company will continue to review its operations for opportunities to improve efficiencies. See Note 6 in the Notes to the Consolidated Financial Statements for additional information concerning the details of the Company's restructuring provision, including a reconciliation of the reserve relating thereto.

DEBT  REFINANCING
-----------------

In August 1997, the Company refinanced its existing debt through a $46 million credit facility with Foothill Capital Corporation. In conjunction with this credit facility, Allied placed an additional $5.0 million in subordinated debt with several related parties to the company. The Foothill Credit facility, which was amended in November 1997 to reflect the effects of the sale of the ventilation products division, and again in September 1998 to further reduce interest rates, allowed the Company to improve its liquidity and reduce interest expense in comparison to prior years. In addition, on August 7, 1998, the Company borrowed approximately $5.0 million from LaSalle National Bank. The borrowing was secured by a security interest in the Company's St. Louis facility. This loan further reduced the Company's borrowing interest rate and increased liquidity.

SALE  OF  VENTILATION  DIVISION  ASSETS
---------------------------------------

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

FINANCIAL  INFORMATION
----------------------

The following table sets forth, for the fiscal period indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statement of operations. Results of the ventilation products division are included for four months in the nine month period ended March 31, 1998.

                                            Three Months Ended  Nine Months Ended
                                                    March 31,       March 31,
                                                 1999    1998    1999    1998
                                                ------  ------  ------  -------
Net sales. . . . . . . . . . . . . . . . . . .  100.0%  100.0%  100.0%  100.%0
Cost of sales. . . . . . . . . . . . . . . . .   74.3    71.4    76.4     70.8
Gross profit . . . . . . . . . . . . . . . . .   25.7    28.6    23.6     29.2
Selling, general and administrative expenses .   23.9    23.7    26.2     24.7
Provision for restructuring and consolidation.    0.0     0.0     1.4      0.0
Provision for product recall . . . . . . . . .    0.0     0.0     2.8      0.0
Gain on sale of business . . . . . . . . . . .    0.0     0.0     0.0    (16.6)
Non-recurring impairment losses. . . . . . . .    0.0     0.0     0.0     12.7
Income (loss) from operations. . . . . . . . .    1.8     4.9    (6.8)     8.4
Interest and other expense . . . . . . . . . .    2.7     2.5     2.8      4.8
Income (loss) before provision (benefit)
     for income taxes. . . . . . . . . . . . .   (0.9)    2.4    (9.6)     3.6
Provision (benefit) for income taxes . . . . .    0.1     1.3    (3.4)    12.1
Income (loss) before extraordinary loss. . . .   (1.0)    1.1    (6.2)    (8.5)
Extraordinary loss . . . . . . . . . . . . . .    0.0     0.0     0.0     (0.7)
Net income (loss). . . . . . . . . . . . . . .  (1.0)%    1.1%  (6.2)%   (9.2)%
                                                ------  ------  ------  -------

RESULTS  OF  OPERATIONS
-----------------------

Allied manufactures and markets medical gas equipment, respiratory care products, and emergency medical products. Set forth below is certain information with respect to amounts (dollars in thousands) and percentages of net sales attributable to medical gas equipment, respiratory care products, and emergency medical products. The ventilation products division was sold on October 31, 1997. Net sales for the ventilation products division for the nine month period ended March 31, 1998 were $10.4 million and these results are included in the Respiratory Care Products.

                         THREE MONTHS ENDED  THREE MONTHS ENDED
                            MARCH 31, 1999    MARCH 31, 1998
                                      % of             % of
                                     Total            Total
                              Net     Net      Net     Net
                             Sales   Sales    Sales   Sales
                            -------  ------  -------  ------
Medical Gas Equipment. . .  $10,850   56.4%  $12,167   53.4%
Respiratory Care Products.    5,681   29.6%    7,634   33.5%
Emergency Medical Products    2,696   14.0%    2,984   13.1%
                            -------  ------  -------  ------
Total. . . . . . . . . . .  $19,227  100.0%  $22,785  100.0%
                            =======  ======  =======  ======

                          NINE MONTHS ENDED  NINE MONTHS ENDED
                            MARCH 31, 1999    MARCH 31, 1998
                                      % of             % of
                                     Total            Total
                              Net     Net      Net     Net
                             Sales   Sales    Sales   Sales
                            -------  ------  -------  ------
Medical Gas Equipment. . .  $29,051   53.6%  $34,993   45.4%
Respiratory Care Products.   17,832   32.9%   33,456   43.5%
Emergency Medical Products    7,296   13.5%    8,542   11.1%
                            -------  ------  -------  ------
Total. . . . . . . . . . .  $54,179  100.0%  $76,991  100.0%
                            =======  ======  =======  ======

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998.
--------------------------------------------------------------------------------

Certain internal and external factors continue to impact the Company's operations, including the regulator recall, the impact of healthcare cost containment and Medicare reimbursements, economic problems in Asia and a reduction in sales of purchased products for home care sales, especially aluminum cylinders, due to the Company's emphasis on improved margins. Allied's previously announced decision to move its B&F Medical operations from Toledo, which was completed during the second quarter of fiscal 1999, has significantly impacted sales from that operation. The Company experienced production problems at its St. Louis facility during the first nine months of fiscal 1999 that were not resolved in a timely manner. Most of these production problems have now been resolved. The Company is rapidly gaining efficiency in the manufacturing of B&F products in St. Louis and is developing economical outside sources for high labor content products.

Allied had net sales of $19.2 million for the three months ended March 31, 1999, down $3.6 million, or 15.6%, from net sales of $22.8 million in the prior year same quarter. This decrease was primarily due to the slow ramp-up of production of the B&F product line in St. Louis, after the move from Toledo, Ohio during the prior quarter, lower sales of emergency products due to the regulator recall, as well as lower shipments of Headwall products.

Medical gas product sales in the third quarter of fiscal 1999 of $10.8 million were $1.3 million, or 10.8%, lower than sales of $12.2 million in the prior year same quarter. Headwall sales declined $1.1 million from $1.6 million in the third quarter of fiscal 1998 to $0.5 million in the third quarter of fiscal 1999. The Headwall business is affected by large bid orders on new construction or renovation of medical facilities. The lead time between the placing of Headwall orders and the shipment of products can be 1 year or longer. The decline of Headwall shipments is due to a lower level of bookings during the prior fiscal year. Medical gas suction and regulation device sales declined from $6.2 million in the third quarter of fiscal 1998 to $5.9 million in the third quarter of fiscal 1999, while medical gas construction sales were flat at $4.4 million in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1999.

Respiratory care product sales in the third quarter of fiscal 1999 of $5.7 million were $1.9 million, or 25.6%, less than sales of $7.6 million in the prior year same quarter primarily because Home care sales declined 34.2% from $5.5 million to $3.6 million due to the relocation of the B & F product line.

Emergency product sales declined 9.6% from $3.0 million in the third quarter of fiscal 1998 to $2.7 million in the third quarter of fiscal 1999, primarily due to the suspension of aluminum oxygen regulator shipments. This product line is subject to voluntary recall of oxygen regulators for which the company took a $1.5 million pretax charge during the second quarter of fiscal 1999.

Orders for the three months ended March 31, 1999 were $18.5 million, down $4.0 million from the prior year same quarter level of $22.5 million. Emergency product orders decreased 42.6% from $3.5 million to $2.0 million due to the absence of a large international order recorded the prior fiscal year and the delay in oxygen regulator bookings affected by the product recall. Total medical gas equipment orders were $10.8 million, which is $0.3 million or 2.3% lower than last year same quarter of $11.1 million. Respiratory care product orders declined $2.3 million or 29.1% from $8.0 million to $5.7 million. This decline is due to lower Home care orders because of the factors discussed above and also due to the loss of air compressor business from Bear Medical following the divestiture of that unit. Sequentially, orders increased from $18.2 million in the second quarter of fiscal 1999 to $18.5 million or 1.6% in the third quarter of fiscal 1999. The Company's backlog now stands at $20.2 million, down 3.6% from the prior quarter level of $21.0 million.

International sales, which are included in the product lines discussed above, decreased $0.2 million, or 7.6%, to $3.2 million in the third quarter of fiscal 1999 from $3.4 million in the prior year same period. This decline is primarily due to the oxygen regulator issues discussed above.

Gross profit for the three months ended March 31, 1999 was $4.9 million, or 25.7% of net sales compared to a gross profit of $6.5 million, or 28.6% of net sales for the three months ended March 31, 1998. The decrease in gross profit as a percent of sales is attributable to reduced manufacturing throughput and lower absorption of plant overhead due to lower sales volume and the relocation of the B&F production lines.

Selling, General and Administrative ("SG&A") expenses for the three months ended March 31, 1999 were $4.6 million, a decrease of $0.8 million, or 14.9% from $5.4 million for the three months ended March 31, 1998. The $0.8 million decline is attributable to lower selling costs that are variable in relationship with lower sales volume and also due to management's efforts to reduce spending.

Income from operations was $0.3 million for the three months ended March 31, 1999 compared to income from operations of $1.1 million for the three months ended March 31, 1998. Interest expense was flat at $0.5 million for both three month periods ended March 31, 1999 and 1998. Allied had a loss before provision for income taxes in the third quarter of fiscal 1999 of $0.2 million compared to income before provision for income taxes of $0.5 million for the third quarter of fiscal 1998. The company recorded a tax provision of $0.01 million and $0.3 million for the three month periods ended March 31, 1999 and 1998, respectively.

In fiscal 1999, the net loss for the third quarter was $0.2 million, or $0.02 per basic and diluted share. In fiscal 1998, net income for the third quarter was $0.3 million, or $0.03 per basic and diluted share. The weighted average number of common shares outstanding used in the calculation of earnings per share for the third quarters of fiscal 1999 and fiscal 1998 was 7,806,682.

NINE  MONTHS  ENDED MARCH 31, 1999 COMPARED TO NINE MONTHS ENDED MARCH 31, 1998.
--------------------------------------------------------------------------------

On October 31,1997 the company sold its ventilation products division. The results of this business are contained in the Company's consolidated financial results for four months in the nine month period ended March 31, 1998.

Allied had net sales of $54.2 million for the nine months ended March 31, 1999, down $22.8 million, or 29.6%, from net sales of $77.0 million in the prior year nine month period. $10.4 million of this decrease was attributable to the now divested ventilation products division. Base business sales declined by $12.4 million or 18.6%.

Medical gas product sales in the first nine months of fiscal 1999 of $29.1 million were $5.9 million, or 17.0%, lower than sales of $35.0 million in the prior year first nine months. Headwall sales declined from $4.2 million in the first nine months of fiscal 1998 to $2.6 million in the first nine months of fiscal 1999. The Headwall business is affected by large bid orders on new construction or renovation of medical facilities. The lead time between the placing of Headwall orders and the shipment of products can be 1 year or longer. The decline of Headwall shipments is due to a lower level of bookings during the prior fiscal year. Medical gas construction sales declined from $14.0 million in the first nine months of fiscal 1998 to $11.7 million in the first nine months of fiscal 1999, while medical gas suction and regulation device sales decreased from $16.8 million in the first nine months of fiscal 1998 to $14.8 million in the first nine months of fiscal 1999. Both product lines experienced production problems and the nine month versus nine month comparisons were affected by an increase in shipments during the first quarter of fiscal
1998  following  a  labor  strike  in  June,  1997.

Respiratory care product sales in the first nine months of fiscal 1999 of $17.8 million were $15.7 million, or 46.7%, less than sales of $33.5 million in the prior year same nine month period. $10.4 million of this decline was attributable to the sale of the ventilation products division while $5.3 million of the decline relates to remaining product lines. Home care sales declined 28.7% from $17.2 million to $12.2 million primarily due to the relocation of the Toledo facility.

Emergency product sales declined 14.6% from $8.5 million in the first nine months of fiscal 1998 to $7.3 million in the first nine months of fiscal 1999, due to the absence of a large order recorded in the prior year same nine month period and due to the suspension in the shipments of aluminum regulators affected by the recall.

Orders for the first nine months ended March 31, 1999 were $57.6 million, down $19.6 million from the prior year same nine month period. Excluding $12.2 million in orders from the ventilation products division, base business orders declined $7.4 million or 11.5%. Emergency product orders decreased 23.6% from $9.8 million to $7.5 million, primarily because of a large $0.9 million order for emergency products last fiscal year that did not recur this fiscal year. Total medical gas equipment orders were $31.1 million for the nine month period ended March 31, 1999, or 0.6% lower than orders of $30.9 million for the nine months ended March 31, 1998. Respiratory care product orders, for base business excluding ventilation products, declined 21.8% from $24.4 million to $19.0 million. Home care orders declined 26.0% from $18.2 million to $13.4 million due to factors indicated earlier, while respiratory care product orders for the hospital market decreased 9.5% to $5.6 million. The Company's backlog now stands at $20.2 million, up 16.1% from the fiscal 1998 year end level of $17.4 million.

International sales, which are included in the product lines discussed above, decreased $9.8 million, or 50.5%, to $9.6 million in the first nine months of fiscal 1999 from $19.4 million in the prior year same period. Excluding sales of the divested ventilation products division, base business international sales declined by $2.9 million, or 23.1%. While continued uncertainty in Asia, Russia and South America, have reduced international sales and orders, the Company continues to emphasize the importance of worldwide markets as advances in medical protocol in various markets throughout the world will lead to increased demand for medical products.

Gross profit for the nine months ended March 31, 1999 was $12.8 million, or 23.6% of net sales compared to a gross profit of $22.5 million, or 29.2% of net sales for the nine months ended March 31, 1998. Reduced manufacturing throughput due to the B&F relocation and lower absorption of plant overhead due to lower sales volume, as well as the sale of the high margin ventilation products division, has reduced margins as a percent to net sales. Pricing pressures brought on by consolidations and cost containment in the industry continue to unfavorably impact margins as a percent to net sales.

Selling, General and Administrative ("SG&A") expenses for the nine months ended March 31, 1999 were $14.2 million, a decrease of $4.8 million, or 25.2% from $19.0 million for the nine months ended March 31, 1998. Of the $4.8 million decline, $2.4 million is directly due to the sale of the ventilation products division, $2.1 million is due to spending reductions in the base business SG&A and $0.3 million is attributable to a reduction in goodwill amortization resulting from the writedown of goodwill in fiscal 1998.

On August 10, 1998 the Company announced its intention to close the Toledo facility of its disposable products division and relocate the B&F product line of home care products to its St. Louis manufacturing facility. The move was substantially completed during the second quarter of fiscal 1999. In connection with the shutdown of the facility, the Company recorded a one-time charge of approximately $1.0 million ($0.6 million after taxes), or $.07 per share during the first quarter of fiscal 1999. Subsequently, during the second quarter of fiscal 1999, the company negotiated and received a $0.2 million cash payment from the City of Toledo as partial reimbursement for relocation costs. Accordingly, Allied recorded this cash payment, in the second quarter of fiscal 1999, as a reduction to the aforementioned provision resulting in a net charge of $0.8 million pre-tax, $0.5 million after tax, or $0.06 per share for the nine months ended March 31, 1999. See Note 6 in the Notes to the Consolidated Financial Statements for additional information concerning the details of the Company's restructuring provision, including a reconciliation of the reserve relating thereto.

On October 31, 1997, the Company sold the assets of Bear Medical Systems, Inc. ("Bear") and its subsidiary BiCore Monitoring Systems, Inc. ("BiCore"), collectively referred to as the ventilation products division, to Thermo-Electron Corporation for $36.6 million plus the assumption of certain liabilities. The net proceeds of $29.5 million, after expenses which included federal and state taxes paid, were utilized to pay a significant portion of the Company's subordinated debt. The sale of the ventilation products division also resulted in a gain, for financial reporting purposes, of $12.8 million pre-tax, $3.5 million after tax, or $0.45 per share for the nine month period ending March 31, 1998.

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

Loss from operations was $3.7 million for the nine months ended March 31, 1999 compared to income from operations of $6.5 million for the nine months ended March 31, 1998.

Interest expense decreased $2.1 million or 59.4%, to $1.5 million for the nine months ended March 31, 1999 from $3.6 million in the prior year same nine month period. Interest expense has been significantly reduced due to the reduction of debt from the application of the proceeds from the sale of the ventilation products division. In addition, interest expense for the nine months ended March 31, 1998 included $0.4 million for the full amortization of loan costs related to the portion of debt that was paid down with the proceeds from the sale of the ventilation products division. On August 7, 1998 the Company borrowed $5.0 million from a financial institution at a fixed rate of 7.75%, with proceeds used to pay down existing higher rate debt. On September 8, 1998 the Company's credit facilities with Foothill Capital Corporation were amended to further reduce interest rates. The new financial agreements are discussed further below.

Allied had a loss before benefit for taxes in the first nine months of fiscal 1999 of $5.2 million compared to income before provision for taxes and extraordinary loss of $2.8 million for the first nine months of fiscal 1998. The company recorded a tax benefit of $1.8 million for the nine month period ended March 31, 1999. For the prior year nine month period the Company recorded a provision for income taxes of $9.4 million due to the gain on the sale of the ventilation products division and the non-deductibility of certain goodwill writedowns included in the non-recurring charge as previously discussed.

In the first quarter of fiscal 1998, Allied recorded an extraordinary loss on early extinguishment of debt of $0.5 million, net of a tax benefit of $0.4 million. In fiscal 1999, the net loss for the first nine months was $3.4 million, or $0.43 per basic and diluted share, consisting of $0.25 loss per share from operations and $0.18 loss per share related to the B&F move and the regulator recall. In fiscal 1998, the net loss for the first nine months was $7.1 million, or $0.91 per basic and diluted share, consisting of $0.84 loss per share from operations and $0.07 loss per share for the extraordinary item. The weighted average number of common shares outstanding used in the calculation of earnings per share was 7,806,682 and 7,804,471 for the first nine months of fiscal 1999 and fiscal 1998, respectively.

FINANCIAL  CONDITION
--------------------

The following table sets forth selected information concerning Allied's financial condition:

Dollars in thousands:  March 31, 1999   June 30, 1998
---------------------  ---------------  --------------
Cash. . . . . . . . .  $           497  $        1,195
Working Capital . . .  $        23,290  $       21,308
Total Debt. . . . . .  $        17,671  $       18,415
Current Ratio . . . .           3.24:1          2.67:1

The Company's working capital was $23.3 million at March 31, 1999 compared to $21.3 million at June 30, 1998. A decrease in accounts receivable and other current assets along with an increase in accounts payable were offset by increases in inventories and income taxes receivable as well as decreases in accrued income taxes and other current liabilities to account for the increase in net working capital. Accounts receivable decreased to $13.6 million at March 31, 1999 from $14.2 million at June 30, 1998, partially due to decreased sales. Accounts receivable as measured in days sales outstanding ("DSO") decreased to 62 days at March 31, 1999 from 69 days at June 30, 1998 as collection efforts have been successful in lowering the average time it takes to collect from customers. Inventories increased to $18.5 million from $18.3 million at June 30, 1998. Inventories, as measured by Days on Hand ("DOH"), were 159 DOH at March 31, 1999 compared to 129 DOH at June 30, 1998, due to lower sales in the first nine months of fiscal 1999. The Company continues to focus on improving the mix of inventories and has been increasing stocking levels of high volume products while simultaneously reducing stocking levels of low volume products.

The net increase / (decrease) in cash for the nine months ended March 31, 1999 and March 31, 1998 was ($0.7) million and $0.2 million, respectively. Net cash used by operations was $0.3 million and $7.2 million for the same periods, respectively. Cash used by operations for the nine months ended March 31, 1999 consisted of a net loss of $3.4 million, which was partially offset by non-cash charges to operations of $3.0 million for depreciation and amortization.
Changes in working capital accounts used $1.3 million. The change in working capital was comprised of reductions in accounts receivables of $0.6 million and other current assets of $0.2 million, and an increase in accounts payable of $0.8 million. These favorable cash adjustments were offset by an increase in inventories of ($0.2) million, a net change in deferred income tax accounts of ($1.9) million and a reduction in other current liabilities of ($0.8) million. In addition, cash used by operating activities was favorably impacted by the $1.1 million accrual for product recall, as discussed previously, and by the $0.2 million non-cash portion of the provision for restructuring and consolidation related to the relocation of the B&F product line from Toledo, Ohio to St. Louis, Missouri.

As discussed previously, during the second quarter of fiscal 1999, the Company received proceeds from the sale of its disposable products division facilities which were sold to the City of Toledo for $1.4 million. These proceeds were used to fund $1.0 million in capital expenditures and to reduce the Company's long term debt.

Cash used by operations in the prior year same period consisted of a net loss of $7.1 million which was partially offset by non-cash charges to operations of $3.9 million for depreciation and amortization. Changes in working capital accounts used $6.2 million. The change in working capital accounts was principally related to payments to vendors which reduced accounts payable by $6.1 million during the first nine months of fiscal 1998. In addition, the Company reported a $12.8 million gain on the sale of the ventilation products division and also recorded non-recurring charges, of which the non-cash portion was $9.6 million for the nine months ended March 31, 1998. Accordingly, the Company recorded a tax provision for the gain on the sale of the ventilation products division which resulted in a favorable adjustment to cash used by operating activities of $9.4 million. Also in conjunction with the sale of the ventilation products division, the company received pre-tax proceeds of $35.4 million which was used to reduce total debt by $26.6 million, pay debt issuance costs of $1.0 million, pay income taxes of $4.1 million and fund capital expenditures of $0.4 million.

On August 7, 1998, the Company obtained a $5.0 million mortgage loan on its principal facility in St. Louis, Missouri from LaSalle National Bank. Under terms of this agreement the Company will make monthly principal and interest payments, with a balloon payment in 2003. Proceeds of the loan were used to reduce the obligation under the revolving credit agreement with Foothill Capital Corporation. The mortgage loan carries a fixed rate of interest of 7.75%.

On September 8, 1998, the Company's credit facilities with Foothill Capital Corporation were amended. The Company's existing term loan was eliminated and replaced with an amended revolving credit facility. As amended, the revolving credit facility remained at $25.0 million. The interest rate on the facility has been reduced from the floating reference rate (7.75% at January 31, 1999) plus 0.50% to the floating reference rate plus 0.25%. The reference rate as defined in the credit agreement, is the variable rate of interest, per annum, most recently announced by Norwest Bank Minnesota, National Association, or any successor thereto, as its "base" rate. This amendment also provides the Company with a rate of LIBOR +2.5%. Amounts outstanding under this revolving credit facility, which expires on August 8, 2000, totaled $11.0 million at April 26, 1999. At April 26, 1999, $5.2 million was available under the revolving facility for additional borrowings.

The rates noted above will drop by 0.25% at the end of fiscal 1999 and 2000 if the Company is profitable. In addition, the fees charged to the Company are also reduced.

As of March 31, 1999 the Company had a backlog of $20.2 million compared to a backlog of $17.4 million at June 30, 1998. The Company's backlog, a significant portion of which is attributable to the Company's medical gas equipment products, consists of customer purchase orders which may be subject to cancellation by the customer.

Inflation has not had a material effect on the Company's business or results of operations.

YEAR  2000
----------

The Company utilizes software and related computer technologies essential to its operations. The Company has established a plan, utilizing internal resources, to assess the potential impact of the changeover to the year 2000 on the Company's systems and operations and to implement solutions to address this issue. In October 1996, the Company converted its corporate offices and its manufacturing operation to a new fully-integrated software system. The date methodology of this software is not sensitive to year 2000 problems. However, the Company is in the process of implementing testing procedures to insure year 2000 readiness. Any modifications or reprogramming is expected to be minor in nature. The Company has also analyzed other internal computerized processes, including, but not limited to, manufacturing, engineering, personal computer network, and other facility management systems for potential year 2000 issues. Any systems identified as being impacted by the changeover to the year 2000 will be modified or replaced. The Company estimates that the year 2000 conversion effort is over 65% complete and expects all critical systems will be year 2000 compliant by October 1999.

The Company has not separately distinguished between costs incurred specifically to assure year 2000 compliance and normal expenditures needed to maintain or upgrade existing systems to current technology levels. The Company believes that any such costs expended were not material. The Company does not expect to incur any significant costs on the remaining year 2000 compliance efforts.

The Company is dependent on various third parties to conduct its business operations. These third parties are customers and vendors of raw material and components used in the production process. The Company's revenues are not dependent upon any single or any few number of customers. The Company employs a large number of vendors, without concentration of critical vendors. The Company believes that vendors could be replaced if they fail to meet the Company's demand for components. None of the Company's products or components of Company products use date sensitive technology. Therefore, the Company believes that third party risk involving the changeover to year 2000 is relatively small. However, while reasonable actions are being taken to mitigate the risk of unanticipated costs and/or business interruptions due to year 2000 problems in its internal systems, or those of its vendors, there can be no assurance that the Company will not experience any costs and/or disruptions from any other external year 2000 failures. The magnitude of any such costs and/or disruptions and the possible impact on the Company's consolidated results of operations, is unpredictable. In addition, while efforts to date have focused on mitigating year 2000 problems, the Company plans to evaluate the reasonable potential risks to determine the extent of contingency planning and resources that are appropriate.

PART  II.     OTHER  INFORMATION
              ------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits:

     (27)     Financial  Data  Schedule

(b)     Reports  on  Form  8-K  -  See  Form  8-K  filed  April  2,  1999.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ALLIED  HEALTHCARE  PRODUCTS,  INC.


                         /s/  Thomas  A.  Jenuleson
                         Thomas  A.  Jenuleson
                         Vice  President  Finance  and  Chief  Financial Officer