Form 10-K
period 1999-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 1999-09-28
CIK 874710

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

(Mark One)

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the fiscal year June 30, 1999

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
    (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)
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

     As of September 22, 1999, the aggregate market value of the voting stock held by non-affiliates (4,448,341 shares) of the Registrant was $12,788,980
(based  on  the  closing  price,  on  such  date,  of  $2.875  per  share).

     As of September 22, 1999, there were 7,806,682 shares of common stock, $0.01 par value (the "Common Stock"), outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Proxy Statement dated October 1, 1999 (portion) (Part III)


                        ALLIED HEALTHCARE PRODUCTS, INC.

                               INDEX TO FORM 10-K


                                                                    Page
                                                                    ----

                                     PART I

Item 1.   Business                                                    1
Item 2.   Properties                                                 10
Item 3.   Legal Proceedings                                          11
Item 4.   Submission of Matters to a Vote of Security Holders        11

                                     PART II

          Market for Registrant's Common Stock and Related
Item 5.   Stockholder Matters .                                      11
Item 6.   Selected Financial Data                                    12
          Management's Discussion and Analysis of Financial
Item 7.   Condition and Results of Operations                        13
Item 8.   Financial Statements and Supplementary Data                27
          Changes in and Disagreements with Accountants on
Item 9.   Accounting and Financial Disclosure                        43

                                     PART III

Item 10.  Directors and Executive Officers of the Registrant         44
Item 11.  Executive Compensation                                     44
          Security Ownership of Certain Beneficial Owners and
Item 12.  Management                                                 44
Item 13.  Certain Relationships and Related Transactions             44

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports
          on Form 8-K                                                44

                                     PART I

ITEM  1.  BUSINESS

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

     RESPIRATORY  CARE  PRODUCTS
     -     respiratory  care/anesthesia  products
     -     home  respiratory  care  products
     MEDICAL  GAS  EQUIPMENT
     -     medical  gas  system  construction  products
     -     medical  gas  system  regulation  devices
     -     disposable  oxygen  and  specialty  gas  cylinders
     -     portable  suction  equipment
     EMERGENCY  MEDICAL  PRODUCTS
     -     respiratory/resuscitation  products
     -     trauma  and  patient  handling  products


SIGNIFICANT  1999/RECENT  EVENTS

     The following list includes significant events that are further discussed in the Management Discussion and Analysis (MDA) section and in the Consolidated Financial Statements in this Form 10-K:

     - August 1998 announcement by the Company to close its B&F facility in Toledo, Ohio and the consolidation of those operations into St. Louis, Missouri during the second quarter of fiscal 1999.
     - The Company obtained a term loan from LaSalle National Bank in August 1998 and subsequently amended its Foothill Capital loan agreement in September 1998 to reduce interest costs and fees.
     -     Product  recall  of  aluminum  oxygen  regulators  in  February 1999.
     - April 1999 announcement of John D. Weil as Chairman of the Board of Directors, succeeding the late Dennis W. Sheehan. Also the appointment of Brent D. Baird as Director of the Company.
     - Sale of Hospital Systems, Inc., the Company's headwall division, in May 1999.
     - July 1999 resignation of President, Chief Executive Officer and Director Uma Nandan Aggarwal and subsequent announcement of his successor in August 1999, Earl R. Refsland as President, Chief Executive Officer and Director of the Company.

     The Company's principal executive offices are located at 1720 Sublette Avenue, St. Louis, Missouri 63110, and its telephone number is (314) 771-2400.

MARKETS  AND  PRODUCTS

     In fiscal 1999, respiratory care products, medical gas equipment and emergency medical products represented approximately 32%, 54% and 14% respectively, of the Company's net sales. The Company operates in a single industry segment and its principal products are described in the following table:


                                                                             PRINCIPAL
PRODUCT                                      DESCRIPTION                    BRAND NAMES          PRIMARY USERS
---------------------------    ---------------------------------------  --------------------  --------------------
RESPIRATORY CARE PRODUCTS
Respiratory Care/Anesthesia    Large volume compressors; ventilator     Timeter               Hospitals and sub-
  Products                     calibrators; humidifiers and mist tents                        acute facilities

Home Respiratory Care          O2 cylinders; pressure regulators;       Timeter; B&F; Schuco  Patients at home
  Products                     nebulizers; portable large volume
                               compressors; portable suction
                               equipment and disposable respiratory
                               products

MEDICAL  GAS  EQUIPMENT
  Construction Products        In-wall medical gas system               Chemetron;            Hospitals and sub-
                               components; central suction pumps        Oxequip               acute facilities
                               and compressors and headwalls

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

EMERGENCY MEDICAL PRODUCTS
  Respiratory/Resuscitation    Demand resuscitation valves; bag         LSP; Omni-            Emergency service
                               mask resuscitators; emergency            Tech                  providers
                               transport ventilators and oxygen
                               regulators

  Trauma and Patient Handling  Spine immobilization products;           LSP                   Emergency service
  Products                     pneumatic anti-shock garments and                              providers
                               trauma burn kits

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

     HOME RESPIRATORY CARE PRODUCTS. Home respiratory care products represent one of Allied's potential growth areas. Allied's broad line of home respiratory care products include, aluminum oxygen cylinders, oxygen regulators, pneumatic nebulizers, portable suction equipment and the full line of respiratory disposable products.

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

     The market for regulation devices and suction equipment is hospital and sub-acute care facilities. Sales of these products are made through the same distribution channel as our respiratory care products. The Company believes that it holds a significant share of the U.S. market in both regulation devices and suction equipment.

     DISPOSABLE CYLINDERS. Disposable oxygen cylinders are designed to provide oxygen for short periods of time in emergency situations. Since they are not subjected to the same pressurization as standard containers, they are much lighter and less expensive than standard gas cylinders. The Company markets filled disposable oxygen cylinders through industrial safety distributors and similar customers, principally to first aid providers, restaurants, industrial plants and other customers that require oxygen for infrequent emergencies. The Company also markets disposable cylinders to specialty gas manufacturers for use by substance abuse compliance personnel.

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

     The Company believes it is a market share leader with respect to certain of its emergency medical products, including demand resuscitation systems, bag masks and related products, emergency transport ventilators, precision oxygen regulators, minilators, multilators and humidifiers. The emergency medical products are broken down into two account groups: respiratory/resuscitator products and trauma patient handling products.

     RESPIRATORY/RESUSCITATION PRODUCTS. The Company's respiratory/resuscitation products include demand resuscitation valves, portable resuscitation systems, bag masks and related products, emergency transport ventilators, precision oxygen regulators, minilators, multilators and humidifiers.

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

     The Company's autovent transport ventilator can meet a variety of needs in different applications ranging from typical emergency medical situations to more sophisticated air and ground transport. Each autovent is accompanied by a patient valve which provides effective ventilation during cardiopulmonary resuscitation or respiratory distress. When administration of oxygen is required at the scene of a disaster, in military field hospitals or in a multiple-victim incident, Allied's minilators and multilators are capable of providing oxygen to one or a large number of patients.

     To complement the family of respiratory/resuscitation products, the Company offers a full line of oxygen products accessories. This line of accessory products includes reusable aspirators, tru-fit masks, disposable cuffed masks and related accessories.

     TRAUMA AND PATIENT HANDLING PRODUCTS. The Company's trauma and patient handling products include spine immobilization products, pneumatic anti-shock garments and trauma burn kits. Spine immobilization products include a backboard that is designed for safe immobilization of injury victims and provides a durable and cost effective means of emergency patient transportation and extrication. The infant/pediatric immobilization board is durable and scaled for children. The half back extractor/rescue vest is useful for both suspected cervical/spinal injuries and for mountain and air rescues. The Company's pneumatic anti-shock garments are used to treat victims experiencing hypovolemic shock. Allied's trauma burn kits contain a comprehensive line of products for the treatment of trauma and burns.

SALES  AND  MARKETING

     Allied sells its products primarily to respiratory care/anesthesia product distributors, hospital construction contractors, emergency medical equipment dealers and directly to hospitals. The Company maintains a sales force of 39 sales professionals, all of whom are full-time employees of the Company.

     The sales force includes 27 medical gas specialists, 5 emergency specialists and 7 international sales representatives. In addition, a director of corporate and national accounts is responsible for pursuing business with large national group purchasing organizations, large homecare national chains and OEM sales. Five product managers are responsible for the marketing activities of these product lines.

     The 27 medical gas specialists are responsible for sales of all Allied products with the exception of emergency products within their territory. Sales of products are accomplished through respiratory care/anesthesia distributors for the regulation devices, suction equipment, respiratory care/anesthesia products and disposable cylinders. The homecare products are sold primarily through our own in house telemarketing and manufacturers rep groups across the country. Construction products are sold direct to hospital construction contractors and through distributors.

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

INTERNATIONAL

     Allied's international business represents an area of growth that the Company has been emphasizing. The Asian situation which has slowed incoming orders in 1999 has begun to turn around and we are now seeing activity in all product groupings.

     Allied's net sales to foreign markets totaled 18% of the Company's net sales in fiscal 1999. International sales are made through a network of doctors, agents and U.S. exporters who distribute the Company's products throughout the world. Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East.

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

     Allied manufactures small metal components from bar stock in a machine shop which includes automatic screw machines, horizontal lathes and drill presses. Additionally, five computer controlled machining centers were purchased and installed during fiscal 1997 in the Company's St. Louis, Missouri facility. This $1.5 million investment has substantially modernized the Company's metal machining capabilities and has resulted in reduced product costs from shorter set-up times, elimination of secondary operations in component manufacturing, reduced inventory levels, reductions in scrap and improvements in quality. The Company makes larger metal components from sheet metal using computerized punch presses, brake presses and shears. In its plastics manufacturing processes, the Company utilizes both extrusion and injection molding. The Company believes that its production facilities and equipment are in good condition and sufficient to meet planned increases in volume over the next few years and that conditions in local labor markets should permit the implementation of additional shifts and days operated to meet any future increased production capacity requirements.

     The Company also invested $1.1 million, in fiscal 1997, for molds and injection-molding machinery to expand the production capacity and gain efficiencies in manufacturing of its B&F disposable product line. In August 1999, Allied announced the closing of its Toledo, Ohio facility and subsequent consolidation of the production of its B&F disposable product line into the St. Louis facility. This move was completed during the second quarter of fiscal 1999. See further discussion of the closure of the Toledo operation in the following MDA section of this Form 10-K.

RESEARCH  AND  DEVELOPMENT

     In 1999 the Company expended $1.3 million in research and development activities. Excluding the divested ventilation products division, research and development expenditures in 1998 were approximately $1.1 million. The Company expects to continue to increase its research and development efforts in order to keep pace with technological advances.

          During fiscal 1999, the Company introduced several new products that resulted from its research and development programs. A new version of the Connect II gas outlet targeted at the ambulance market was introduced which can also supply medical gas equipment in operating rooms as well as headwalls in patient rooms. The new Chemetron Model 3000 medical gas manifold utilizes microprocessor technology to provide a modern and more reliable means to ensure continuous gas delivery in hospitals. A new version of the Gomco suction pump utilizes a rotary pump to provide high flow and vacuum levels in a mobile, stand type housing. Cost reduced versions of oxygen flowmeters and medical gas adapters allow these products to compete more effectively in the marketplace. In response to the market shift from aluminum to brass oxygen regulators, the Company introduced new all brass oxygen regulators. In addition, the Company has introduced Carbolime, a carbon dioxide absorbent that complements
     Baralyme carbon  dioxide  absorbent  currently  marketed  by  the  Company.

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

     The Company is required to file a premarket notification in the form of a premarket approval ("PMA") with the FDA before it begins marketing a new medical device that offers new technology that is currently not on the market. The Company also must file a premarket notification in the form of a 510(k) with the FDA before it begins marketing a new medical device that utilizes existing technology for devices that are currently on the market. The 510(k)-submission process is also required when the Company makes a change or modifies an existing device in a manner that could significantly affect the device's safety or effectiveness.

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

     The Company manufactures and distributes a broad spectrum of respiratory therapy equipment, emergency medical equipment and medical gas equipment. To date, all of the Company's FDA clearances have been obtained through the 510(k)-clearance process. These determinations are very fact specific and the FDA has stated that, initially, the manufacturer is best qualified to make these determinations, which should be based on adequate supporting data and documentation. The FDA however, may disagree with a manufacturer's determination not to file a 510(k) and require the submission of a new 510(k) notification for the changed or modified device. Where the FDA believes that the change or modification raises significant new questions of safety or effectiveness, the agency may require a manufacturer to cease distribution of the device pending clearance of a new 510(k) notification. Certain of the Company's medical devices have been changed or modified subsequent to 510(k) marketing clearance of the original device by the FDA. Certain of the Company's medical devices, which were first marketed prior to May 28, 1976, and therefore, grandfathered and exempt from the 510(k) notification process, also have been subsequently changed or modified. The Company believes that these changes or modifications do not significantly affect the device's safety or effectiveness or make a major change or modification in the device's intended uses and, accordingly, that submission of new 510(k) notification to FDA is not required. There can be no assurance, however, that FDA would agree with the Company's determinations.

     In addition, commercial distribution in certain foreign countries is subject to additional regulatory requirements and receipt of approvals that vary widely from country to country. The Company believes it is in compliance with regulatory requirements of the countries in which it sells its products.

     The Company's medical device manufacturing facilities are registered with the FDA, and have received ISO 9001 Certification for the St. Louis facility and certification per the Medical Device Directive (MDD - European) for certain products in 1998. As such, the Company will be audited by FDA, ISO, and European auditors for compliance with the Good Manufacturing Practices ("GMP"), ISO and MDD regulations for medical devices. These regulations require the

Company to manufacture its products and maintain its products and documentation in a prescribed manner with respect to design, manufacturing, testing and control activities. The Company also is subject to the registration and inspection requirements of state regulatory agencies.

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

PATENTS,  TRADEMARKS  AND  PROPRIETARY  TECHNOLOGY

     The Company owns and maintains patents on several products that it believes are useful to the business and provides the Company with an advantage over its competitors.

     The Company owns and maintains U.S. trademark registrations for Chemetron, Gomco, Oxequip, Lif-O-Gen, Life Support Products, Timeter, Vacutron and Schuco, its principal trademarks. Registrations for these trademarks are also owned and maintained in countries where such products are sold and such registrations are considered necessary to preserve the Company's proprietary rights therein.

COMPETITION

     The Company has different competitors within each of its product lines. Many of the Company's principal competitors are larger than Allied and the Company believes that most of these competitors have greater financial and other resources than the Company. The Company competes primarily on the basis of price, quality and service. The Company believes that it is well positioned with respect to product cost, brand recognition, product reliability, and customer service to compete effectively in each of its markets.

EMPLOYEES

     At June 30, 1999, the Company has 564 full-time employees and 9 part-time employees. Approximately 333 employees in the Company's principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that expires in May 2000. Approximately 12 employees at the Company's facility in Stuyvesant Falls, New York are also covered by a collective bargaining agreement that will expire in 2001. As indicated elsewhere in this Form 10-K, Allied's facility in Toledo was shut down and the operations consolidated into St. Louis during the second quarter of fiscal 1999. Also as indicated in this Form 10-K, the Company's division in Oakland, California was sold in May 1999.

ENVIRONMENTAL  AND  SAFETY  REGULATION

     The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. The Company is also subject to the federal Occupational Safety and Health Act and similar state statutes. From time to time the Company has been involved in environmental proceedings involving clean up of hazardous waste. There are no such material proceedings currently pending. Costs of compliance with environmental, health and safety requirements have not been material to the Company. The Company believes it is in material compliance with all applicable environmental laws and regulations.




ITEM  2.  PROPERTIES

     The Company's headquarters are located in St. Louis, Missouri and the Company maintains manufacturing facilities in Missouri and New York. Set forth below is certain information with respect to the Company's manufacturing facilities.


                            SQUARE FOOTAGE   OWNED/
LOCATION                     (APPROXIMATE)   LEASED      ACTIVITIES/PRODUCTS
--------------------------  ---------------  ------  ---------------------------
St. Louis, Missouri                 270,000  Owned   Headquarters; medical gas
                                                     equipment; respiratory care
                                                     products; emergency
                                                     medical products

Stuyvesant Falls, New York           30,000  Owned   CO2 absorbent

     In addition, the Company also owns an additional 16.8-acre parcel of undeveloped land in Stuyvesant Falls, New York. As indicated elsewhere in this Form 10-K, Allied's facility in Toledo was shut down and the operations consolidated into St. Louis during the second quarter of fiscal 1999. Also as indicated in this Form 10-K, the Company's headwall division in Oakland, California was sold in May 1999.


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

     In addition, from time to time the Company's products may be subject to product recalls in order to correct design or manufacturing flaws in such products. The Company has voluntarily effectuated the recall of its aluminum body regulators manufactured under the Life Supports Products, Inc. brand name in cooperation with the U.S. Food and Drug Administration ("FDA") under Product Recall No. Z-693/698-9 to conform with the industry wide recommendation to cease use of aluminum parts in oxygen regulators.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None


                                     PART II

ITEM  5.  MARKET  FOR  REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Allied Healthcare Products, Inc. began trading on the NASDAQ National market under the symbol AHPI on January 14, 1992, following its initial public offering. As of September 22, 1999, there were 257 record owners of the Company's Common Stock. The following tables summarize information with respect to the high and low closing prices for the Company's Common Stock as listed on the NASDAQ National market for each quarter of fiscal 1999 and 1998, respectively. The Company currently does not pay any dividend on its Common Stock.

COMMON  STOCK  INFORMATION


1999                HIGH      LOW          1998          HIGH     LOW
-----------------  -------  -------  -----------------  ------  -------
September quarter  $4-3/16  $ 1-3/4  September quarter  $7-7/8  $ 6-3/8
December quarter         3    1-1/4  December quarter    8-1/2    7-1/4
March quarter            2    1-1/4  March quarter           8   6-7/16
June quarter         2-3/8   1-9/16  June quarter        6-1/2    4-1/4

ITEM  6.  SELECTED  FINANCIAL  DATA


(In thousands, except per share data)
Year ended June 30,                                     1999      1998       1997       1996      1995
----------------------------------------------------  --------  ---------  ---------  --------  ---------
STATEMENT OF OPERATIONS DATA
Net sales                                             $72,799   $ 96,467   $118,118   $120,123  $111,639
Cost of sales                                          55,864     69,110     82,365     80,550    68,430
Gross profit                                           16,935     27,357     35,753     39,573    43,209
Selling, general and administrative expenses           18,733     23,889     33,910     31,449    24,849
Provision for restructuring and consolidation  (1)        758         --         --         --        --
Provision for product recall  (2)                       1,500         --         --         --        --
Gain on sale of business  (3)                             (27)   (12,813)        --         --        --
Non-recurring impairment losses  (4)                       --      9,778         --         --        --

Income (loss) from operations                          (4,029)     6,503      1,843      8,124    18,360
Interest expense                                        1,926      4,152      7,606      4,474     3,704
Other, net                                                 36        198        186        350       (21)
Income (loss) before provision (benefit) for
   income taxes and extraordinary loss                 (5,991)     2,153     (5,949)     3,300    14,677
Provision (benefit) for income taxes  (5)              (1,873)     9,019     (1,428)     1,473     5,854
Income (loss) before extraordinary loss                (4,118)    (6,866)    (4,521)     1,827     8,823
Extraordinary loss on early extinguishment of debt,
   net of income tax benefit                               --        530         --         --        --
Net income (loss)                                     $(4,118)  $ (7,396)  $ (4,521)  $  1,827  $  8,823
Basic and diluted earnings (loss) per share  (6)      $ (0.53)  $  (0.95)  $  (0.58)  $   0.25  $   1.45
Weighted average common shares outstanding              7,807      7,805      7,797      7,378     6,067

(In thousands)
June 30,                                                 1999       1998       1997       1996      1995
----------------------------------------------------  --------  ---------  ---------  --------  ---------
BALANCE SHEET DATA
Working capital                                       $22,619   $ 21,308   $ 18,743   $ 38,030  $  2,810
Total assets                                           74,275     80,180    126,343    136,760   126,192
Short-term debt                                           908      3,443     12,891      3,849    34,420
Long-term debt (net of current portion)                16,330     14,972     34,041     49,033    34,602
Stockholders' equity                                   47,919     52,037     59,365     63,886    38,374

(1)  See  Note  3  to  the  June  30,  1999  Consolidated  Financial  Statements  for further discussion.
(2)  See  Note  4  to  the  June  30,  1999  Consolidated  Financial  Statements  for further discussion.
(3)  See  Notes  5  &  6  to  the June 30, 1999 Consolidated Financial Statements for further discussion.
(4)  See  Note  7  to  the  June  30,  1999  Consolidated  Financial  Statements  for further discussion.
(5)  See  Note  10  to  the June 30, 1999 Consolidated Financial Statements for further discussion of the
       Company's  1998  effective  tax  rate.
(6)  See  Note  2  to  the  June  30,  1999  Consolidated  Financial  Statements for adoption of FAS 128.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company for the three fiscal years ended June 30, 1999. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data included elsewhere herein.

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

     The results of operations for fiscal 1999 were affected by several one time, unusual items, which are discussed further below. During the second quarter of fiscal 1999 the Company closed the Toledo, Ohio facility of its disposable products division and consolidated production of the B&F line of home care products into its manufacturing facility in St. Louis, Missouri. As a result of this shutdown the Company recorded a provision for restructuring and consolidation. The Company also recorded a provision in connection with a product recall of aluminum oxygen regulators during the third quarter of fiscal 1999. Also, on May 28, 1999 the Company sold the assets of its headwall products division with the proceeds being used to pay down debt.

     The results of operations for fiscal 1998 were also affected by several one time, unusual items. On October 31, 1997, the Company sold the assets of its ventilation products division for a gain. The proceeds from this sale were used to significantly pay down debt and to provide additional liquidity. The Company also recorded several non-recurring items and other charges to operations in the second quarter of fiscal 1998. Such non-recurring items reflect changes in business conditions resulting from the sale of the ventilation products division and other changes in market conditions. In addition, reserves for inventories and bad debts were increased throughout the fiscal year. As a result, the Company strengthened its balance sheet by reducing debt, reducing intangible assets, and increasing reserves. For further discussion of these non-recurring items please refer to the "Notes to Consolidated Financial Statements" section of this Form 10-K.

     The review of and comparability of year to year operating results is complicated by the sale of the ventilation products division on October 31, 1997. The fiscal 1998 results include ventilation products division operations for four months in the year ended June 30, 1998, while the fiscal 1997 results include ventilation products division operations for the full year ended June 30, 1997.

     The specific transactions and events impacting 1999 operating results, which make meaningful comparisons to prior years more difficult, are summarized below:

                           B&F CONSOLIDATION PROVISION

     On August 5, 1998 the Company's Board of Directors voted to close the Toledo facility of its disposable products division and consolidate production of the B&F line of home care products into its manufacturing facility in St. Louis, Missouri. This move was announced on August 10, 1998. The move was substantially completed during the second quarter of fiscal 1999. In connection with the shutdown of the facility, Allied recorded a provision of approximately $1.0 million pre-tax, $0.6 million after tax, or $0.07 per share, in the first quarter of fiscal 1999 to cover the cost of closing the facility. The provision reflects costs of certain fixed asset impairments, employee severance benefits and other related exit costs. Subsequently, during the second quarter of fiscal 1999, the company negotiated and received a $0.2 million cash payment from the City of Toledo as partial reimbursement for closure costs. Accordingly, Allied recorded this cash payment, in the second quarter of fiscal 1999, as a reduction to the aforementioned provision resulting in a net charge of $0.8 million pre-tax, $0.5 million after tax, or $0.06 per share for the fiscal year ended June 30, 1999.

                           LSP OXYGEN REGULATOR RECALL

     On February 4, 1999, Allied announced a recall of aluminum oxygen regulators marketed under its Life Support Products label. These products are used to regulate pressure of bottled oxygen for administration to patients under emergency situations. Following reports of regulator fires, the Company instituted a recall in May 1997, under which it provided retrofit kits to prevent contaminants from entering the regulators. The Company has also been testing regulator design with the help of the National Aeronautical and Space Administration's White Sands National Laboratories. While preliminary findings led the Company to believe the Company's products did not cause those fires, there is enough concern among the users that the Company, in cooperation with the U. S. Food and Drug Administration ("FDA"), agreed to institute a voluntary recall to replace aluminum components in the high pressure chamber of the regulators with brass components. The FDA has recommended that all regulator manufacturers cease use of aluminum in regulators. Accordingly, the Company has now introduced new brass regulators and is also offering a trade-in program to the existing users. As a result of the recall, the Company recorded a charge of $1.5 million pre-tax, $0.9 million after tax, or $0.12 per share in the second quarter of fiscal 1999. As of June 30, 1999 the Company has incurred $0.9 million for costs associated with the recall and has a reserve balance of $0.6 million for future expected costs which management estimates to be appropriate.

SALE  OF  HEADWALL  PRODUCTS  DIVISION

     On May 28, 1999, the Company sold the assets of Hospital Systems, Inc. ("HSI") to David Miller (former General Manager-Hospital Systems, Inc.) for $0.5 million. The net proceeds of $0.5 million were utilized to repay a portion of its revolving credit facility. The sale of HSI, located in Oakland, California, resulted in a gain before taxes for financial reporting purposes of $0.03 million.

SUBSEQUENT  EVENTS

     On July 28, 1999 the Company's President, Chief Executive Officer and Director Uma Nandan Aggarwal resigned. Subsequently on August 24, 1999 the Company announced Earl R. Refsland as President, Chief Executive Officer and Director of the Company. As a result of Mr. Aggarwal's resignation, the Company is expecting to record a $0.2 million charge to operations in the first quarter of fiscal year 2000 per terms of a mutually accepted departure agreement.

     On September 1, 1999 the Company's credit facility with LaSalle National Bank was amended. The amendment provides favorable changes to certain debt covenants.

FISCAL  1999  FOURTH  QUARTER  RESULTS  OF  OPERATIONS

     Net sales for the three months ended June 30, 1999 were $18.6 million compared to sales of $19.5 million for the three months ended June 30, 1998. The $0.9 million decline in sales is comprised of a $1.1 million decline attributable to sales associated with the divested headwall products division, while base business sales increased $0.2 million. The net loss for the fourth quarter of fiscal 1999 was $0.7 million or $0.10 per share compared to $0.3 million or $0.04 per share loss in fiscal 1998. See also the following "Fiscal 1999 Compared to Fiscal 1998" section for a discussion of various other internal and external factors affecting operations.

     Sales of respiratory care products for the fourth quarter of fiscal 1999 were $5.5 million, a decrease of $1.1 million, compared to sales of $6.6 million in the prior year same period. This decrease is primarily due to continued weak sales to the home care market, which declined $0.8 million, or 17.5%, during the fourth quarter of fiscal 1999 versus the same period of fiscal 1998. Sales of home care products, mainly the company's B&F line, continues to be impacted by the interruptions caused by the consolidation of the Toledo operations into St. Louis during the second quarter of fiscal 1999. The Company continues efforts to improve efficiency and increase stocking levels of the B&F disposable products through outsourcing arrangements that will increase customer service levels. Management believes that, in the longer term, these efforts will also lower manufacturing costs and increase the level of incoming business.

     Sales of medical gas equipment for the fourth quarter of fiscal 1999 of $10.1 million was slightly above sales of $10.0 million in the prior year same period. The $0.1 million increase in sales is comprised of an increase in base business sales of $1.2 million, partially offset by a $1.1 million decline in sales of the now divested headwall products division. Sales of medical gas construction products increased $1.0 million, or 27.9%, to $4.4 million from $3.4 million in the prior year. Medical gas suction and regulation device sales in the fourth quarter of fiscal 1999 of $5.2 million were $0.2 million higher than in the prior year.

     Sales of emergency medical products increased $0.2 million to $3.0 million in the fourth quarter of fiscal 1999 compared to the fourth quarter of fiscal 1998. This increase is attributable to sales of brass oxygen regulators due to a trade-in program instituted as a result of the aluminum oxygen regulator recall as discussed earlier in this MD&A section.

     Gross profit for the fourth quarter of fiscal 1999 was $4.2 million, or 22.4% of sales, compared to $4.9 million or 25.0% of net sales in the fourth quarter of fiscal 1998. Continued manufacturing inefficiencies related to the consolidation of the B&F disposable products operations into St. Louis unfavorably impacted gross profit in the fourth quarter of fiscal 1999. See also the following "Fiscal 1999 compared to Fiscal 1998" section for further discussion.

     Selling, General and Administrative ("SG&A") expenses were $4.5 million in the fourth quarter of fiscal 1999, a decrease of $0.4 million from the fourth quarter of fiscal 1998. Various cost containment initiatives over the past fiscal year, as well as administrative expenses savings due to the shutdown of the Toledo facility, favorably impacted SG&A expense in the fourth quarter of fiscal 1999.

     The loss from operations for the fourth quarter of fiscal 1999 increased to $0.3 million compared to less than $0.1 million in the prior year same period reflecting the factors discussed above.

     The Company incurred a loss before income taxes of $0.8 million in the fourth quarter of fiscal 1999 compared to a loss of $0.7 million in the same period for the prior year. The loss before taxes in the fourth quarter of fiscal 1999, as compared to the same period fiscal 1998, benefited from a $0.1 million decrease in interest expense. However, the Company recorded a tax benefit of $0.3 million in the fourth quarter of fiscal 1998 compared to a tax benefit of less than $0.1 million in the fourth quarter of fiscal 1999. For a further discussion of the Company's income taxes see the "Notes to Consolidated Financial Statements" section of this Form 10-K. Results of operations in the fourth quarter of fiscal 1999 was a net loss of $0.7 million, or $0.10 per share, compared to a net loss of $0.3 million, or $0.04 per share, in the fourth quarter of fiscal 1998.

RESULTS  OF  OPERATIONS

     Allied manufactures and markets respiratory products, including respiratory care products, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts and percentages of net sales attributable to respiratory care products, medical gas equipment and emergency medical products for the fiscal years ended June 30, 1999, 1998 and 1997.


    Year ended June 30,             1999
                            ---------------------
                              Net     % of Total
                             Sales     Net Sales
                            --------  -----------
Respiratory care products   $ 23,273        32.0%
Medical gas equipment         39,194        53.8%
Emergency medical products    10,332        14.2%
                            --------  -----------
Total                       $ 72,799       100.0%
                            ========  ===========


    Year ended June 30,             1998
                            ---------------------
                            Net       % of Total
                            Sales     Net Sales
                            --------  -----------
Respiratory care products   $ 40,105        41.6%
Medical gas equipment         45,033        46.7%
Emergency medical products    11,329        11.7%
                            --------  -----------
Total                       $ 96,467       100.0%
                            ========  ===========


    Year ended June 30,             1997
                            ---------------------
                            Net       % of Total
                            Sales     Net Sales
                            --------  -----------
Respiratory care products   $ 63,935        54.1%
Medical gas equipment         42,566        36.1%
Emergency medical products    11,617         9.8%
                            --------  -----------
Total                       $118,118       100.0%
                            ========  ===========

Dollars in thousands

     The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statement of operations.


Year ended June 30,                                   1999    1998    1997
---------------------------------------------------  ------  ------  ------
Net sales                                            100.0%  100.0%  100.0%
Cost of sales                                         76.7    71.6    69.7
                                                     ------  ------  ------
Gross profit                                          23.3    28.4    30.3

Selling, general and administrative expenses          25.7    24.8    28.7
Provision for restructuring and consolidation          1.0      --      --
Provision for product recall                           2.1      --      --
Gain on sale of business                              (0.0)  (13.3)     --
Non-recurring impairment losses                         --    10.2      --
                                                     ------  ------  ------
Income (loss) from operations                         (5.5)    6.7     1.6
Interest expense                                       2.6     4.3     6.4
Other, net                                             0.1     0.2     0.2
                                                     ------  ------  ------
Income (loss) before provision (benefit) for
    income taxes and extraordinary loss               (8.2)    2.2    (5.0)
Provision (benefit) for income taxes                  (2.5)    9.3    (1.2)
                                                     ------  ------  ------
Loss before extraordinary loss                        (5.7)   (7.1)   (3.8)
Extraordinary loss on early extinguishment of debt,
    net of income tax benefit                           --     0.6      --
                                                     ------
Net loss                                             (5.7)%  (7.7)%  (3.8)%
                                                     ======  ======  ======



FISCAL  1999  COMPARED  TO  FISCAL  1998

     Net sales for fiscal 1999 of $72.8 million were $23.7 million, or 24.5%, less than net sales of $96.5 million in fiscal 1998. Of the $23.7 million decline, $10.4 million is attributable to fiscal 1998 sales generated by the ventilation products division prior to its sale in October 1997, $2.7 million is related to the now divested headwall products division, and $10.6 million relates to a decline in sales of core products. The decline in sales of core products reflected various internal and external factors.

     Home care product sales, mainly the B&F line, were negatively impacted due to shipping delays caused by the closure and consolidation of the Company's Toledo facility into St. Louis. As previously discussed, this facility was closed during the second quarter of fiscal 1999 and consolidated into St. Louis. The Company continues its efforts to improve manufacturing efficiencies and realize cost savings on the B&F product line through selective outsourcing of labor intensive assembly operations. As discussed earlier management believes that, in the longer term, these efforts will lower manufacturing costs and increase the level of incoming business through improved customer service. The Company also experienced certain production and supply chain problems at its St. Louis facility that caused delays in delivery times on various products. Most of these production problems and supply chain issues have now been resolved. In addition, the Company has continued its efforts to increase margins on certain distributed products and OEM business by selecting markets and/or customers that will support more favorable pricing on these products.

     Certain external issues have continued to impact the Company's operations, both in fiscal 1999 and fiscal 1998. The emphasis on cost containment by healthcare providers has resulted in significant consolidation in the healthcare environment and pricing pressures for the past several years. Home care sales have also been adversely affected by reductions in Medicare reimbursements.

     While the Company is unable to predict when these macro-economic issues will be resolved, management believes that over a long-term horizon, Allied is well positioned to capitalize on the demands for its products caused by an aging population, an increase in the occurrence of lung disease, advances in treatment of other respiratory illnesses in the home, hospital, and sub-acute care facilities and upgrading of medical treatment around the world.

     Medical gas equipment sales of $39.2 million in fiscal 1999 were $5.8 million, or 12.9%, below prior year sales of $45.0 million. Of the decline, $2.7 million is related to the now divested headwall products division. Medical gas system construction sales and medical gas suction and regulation device sales experienced decreases of 7.7% and 8.2%, respectively, in fiscal 1999 compared to fiscal 1998. A $0.8 million decrease in aluminum oxygen cylinder sales contributed to the $3.1 million decrease in base business medical gas equipment sales. Medical gas construction product sales are affected by large bid orders on new hospital construction and renovation of medical facilities. Hospital consolidation has caused a decrease in large bid orders for these products.

     Respiratory care product sales in fiscal 1999 of $23.3 million were $16.8 million, or 41.9%, less than sales of $40.1 million in the prior year. Of the decline, $10.4 million was attributable to revenues generated by the ventilation products division prior to its sale in October 1997 and $6.4 million relates to the Company's base respiratory product lines. Sales to the home healthcare market declined by 26.5%, primarily in the B&F disposable line, due to the factors discussed above. In addition, pricing pressures caused by the consolidation of home healthcare dealers and continued concern over potential reductions in Medicare and Medicaid reimbursement rates continued to impact sales of home healthcare products. Also contributing to the decrease in respiratory care products is the loss of air compressor OEM business to Bear Medical following its divestiture.

     Emergency medical product sales in fiscal 1999 of $10.3 million were $1.0 million, or 8.7%, less than fiscal 1998 sales of $11.3 million. A decrease in OEM sales of certain emergency products contributed to most of the decrease. Business in this market is largely replacement driven and is expected to reflect the demand for replacement orders in the short term.

     International sales, which are included in the product lines discussed above decreased $10.9 million, or 45.4%, to $13.1 million in fiscal 1999 compared to sales of $24.0 million in fiscal 1998. International sales declined $6.9 million due to the sale of the ventilation products division, headwall products sales decreased $1.0 million, while international sales of the base business decreased by $3.0 million. Export sales to the European Community were adversely affected by a delay in obtaining CE mark certification on certain products.

     The Company continues to emphasize the importance of worldwide markets. Advances in medical protocol in various countries throughout the world combined with the Company's strong international dealer network have enabled the Company to respond to increased worldwide demand for medical products. Export sales are affected by international economic conditions and the relative value of foreign currencies.

     Gross profit in fiscal 1999 was $16.9 million, or 23.3% of net sales, compared to a gross profit of $27.4 million, or 28.4% of net sales in fiscal 1998. Manufacturing inefficiencies and the inability to recognize cost savings, in a timely manner, from the consolidation of the Toledo operations into St.
Louis impacted gross margins in fiscal 1999. The Company is continuing its efforts in gaining efficiency in the manufacturing of B&F products in St. Louis and is also outsourcing the assembly of certain products as previously discussed. The sale of the ventilation products division adversely impacted gross profit as a percent of sales in fiscal 1999, as ventilation products typically have a higher gross profit margin than the Company's base business products. Continued pricing pressures brought on by the consolidations and cost containment initiatives of healthcare providers further served to reduce margins as a percent to net sales.

     Selling, General and Administrative ("SG&A") expenses for fiscal 1999 were $18.7 million, a decrease of $5.2 million over SG&A expenses of $23.9 million in fiscal 1998. $2.4 million of the decease in SG&A expenses in fiscal 1999 is attributable to direct expenses associated with the sale of the ventilation products division. Another $0.6 million decrease is due to administrative cost savings from the closing of the Toledo facility. The remainder of the decrease in 1999 SG&A costs can be attributed to cost reduction efforts initiated during fiscal 1999. As a percentage of net sales, fiscal 1999 SG&A expenses were 25.7% compared to 24.8% in fiscal 1998. This increase was attributable to lower sales in fiscal 1999, as discussed above.

     As discussed previously in the preceding Overview section, financial results for fiscal 1999 were impacted by certain one-time, unusual transactions and events which make meaningful comparisons to prior years more difficult. These specific transactions and events include the following items:

          On August 5, 1998 the Company's Board of Directors voted to close its Toledo, Ohio facility and consolidate production of the B&F line of home care products into its manufacturing facility in St. Louis, Missouri. In connection with the shutdown of the facility, Allied recorded a provision of approximately $1.0 million pre-tax, $0.6 million after tax, or $0.07 per share, in the first quarter of fiscal 1999 to cover the cost of closing the facility. The provision reflects costs of certain fixed asset impairments, employee severance benefits and other related exit costs. Subsequently, during the second quarter of fiscal 1999, the company negotiated and received a $0.2 million cash payment from the City of Toledo as partial reimbursement for closure costs. Accordingly, Allied recorded this cash payment, in the second quarter of fiscal 1999, as a reduction to the aforementioned provision resulting in a net charge of $0.8 million pre-tax, $0.5 million after tax, or $0.06 per share for the fiscal year ended June 30, 1999.

          On February 4, 1999, Allied announced a recall of aluminum oxygen regulators marketed under its Life Support Products label. Following reports of regulator fires, the Company instituted a recall in May 1997, under which it provided retrofit kits to prevent contaminants from entering the regulators. While preliminary findings led the Company to believe the Company's products did not cause those fires, there is enough concern among the users that the Company, in cooperation with the U. S. Food and Drug Administration ("FDA"), agreed to institute a voluntary recall to replace aluminum components in the high pressure chamber of the regulators with brass components. The FDA has recommended that all regulator manufacturers cease use of aluminum in regulators. Accordingly, the Company has now introduced new brass regulators and is also offering a trade in program to the existing users. As a result of the recall, the Company recorded a charge of $1.5 million pre-tax, $0.9 million after tax, or $0.12 per share in the second quarter of fiscal 1999. As of June 30, 1999 the Company has incurred $0.9 million for costs associated with the recall and has a reserve balance of $0.6 million for future expected costs which management estimates to be appropriate.

          On May 28, 1999, the Company sold the assets of Hospital Systems, Inc. ("HSI") to David Miller (former General Manager-Hospital Systems, Inc.) for $0.5 million. The net proceeds of $0.5 million were utilized to repay a portion of its revolving credit facility. The sale of HSI, located in Oakland, California, resulted in a gain before taxes for financial reporting purposes of $0.03 million.

     Loss from operations in fiscal 1999 was $4.0 million compared to income from operations of $6.5 million in fiscal 1998. Fiscal 1999 loss from operations includes charges for the unusual items discussed above which have an unfavorable impact of $2.2 million. Fiscal 1998 income from operations included a $12.8 million gain on the sale of Bear Medical and $9.8 million of non-recurring charges mainly for goodwill write-downs attributable to the revaluation of the carrying value of various businesses. These fiscal 1998 non-recurring items had a favorable impact on operating income of $3.0 million. Without the impact of the various unusual items for both fiscal 1999 and fiscal 1998, income from operations decreased $5.3 million. Fiscal 1998 operating income also includes results from the operations of the ventilation products division for four months prior to its sale in October 1997.

     Interest expense decreased $2.3 million or 53.6%, to $1.9 million in fiscal 1999 from $4.2 million in fiscal 1998. Interest expense has been significantly reduced due to the reduction in debt, which primarily reflected application of the proceeds from the sale of the ventilation products division in fiscal 1998.

     The Company had a loss before taxes of $6.0 million, compared to income before taxes and extraordinary loss of $2.2 million in fiscal 1998. The Company recorded an income tax benefit of $1.9 million in fiscal 1999 compared to a provision for income taxes of $9.0 million in fiscal 1998. As previously discussed, the gain on the sale of the ventilation products division resulted in a tax provision of $9.3 million in fiscal 1998. In addition, the non-recurring charge of $9.8 million was principally goodwill, and therefore non-deductible for income tax purposes. For further discussion of the Company's income tax calculation please refer to the "Notes to Consolidated Financial Statements"
section  included  in  this  Form  10-K.

     Net loss in fiscal 1999 was $4.1 million, or $0.53 per diluted share, a decrease of $3.3 million from the net loss of $7.4 million or $0.95 per diluted share in fiscal 1998. Net loss in fiscal 1998 included a $0.5 million extraordinary loss on early extinguishment of debt. Earnings per share amounts are diluted earnings per share, which are substantially the same as basic earnings per share. The weighted number of shares used in the calculation of the diluted per share loss was 7,806,682 in fiscal 1999 compared to 7,805,021 in fiscal 1998.

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

     A large part of this decrease was caused by the Company's insistence for better margins on sales of distributed products, such as aluminum cylinders. In addition, sales force disruption caused by the sale of the ventilation products division, a decrease in large hospital construction projects and inefficiencies at the Company's Toledo facility negatively impacted revenues. This facility was closed during the second quarter of fiscal 1999.

     Certain external issues first experienced in fiscal 1996 continued to impact the Company's operations in fiscal 1998. These matters were described in the preceding section "Fiscal 1999 Compared to Fiscal 1998.

     Medical gas equipment sales of $45.0 million in fiscal 1998 were $2.4 million, or 5.8%, over prior year sales of $42.6 million. Medical gas system construction sales, headwall sales, and medical gas suction and regulation device sales experienced increases of 0.7%, 48.0% and 2.2%, respectively, in fiscal 1998 compared to fiscal 1997. The increase in sales of these products in fiscal 1998 primarily related to shipment of orders from backlog that had accumulated prior to June 30, 1997.

     Respiratory care products sales in fiscal 1998 of $40.1 million were $23.8 million, or 37.2%, under sales of $63.9 million in the prior year. Of the decline, $19.0 million was attributable to the disposal of the ventilation products division and $4.8 million relates to the Company's remaining product lines. Sales to the home healthcare market declined by 20.7%, primarily in distributed products as discussed above. In addition, pricing pressures caused by the consolidation of home healthcare dealers and continued concern over potential reductions in Medicare and Medicaid reimbursement rates continued to impact sales of home healthcare products. The Company continued to experience capacity constraints at the Toledo, Ohio facility, and as previously noted, consolidated its production to the St. Louis, Missouri facility in the second quarter of fiscal 1999.

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

     Export sales are affected by international economic conditions and the relative value of foreign currencies. In 1998, the continued devaluation of Asian currency and economic downturn reduced international shipments.

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

     Selling, General and Administrative ("SG&A") expenses for fiscal 1998 were $23.9 million, a decrease of $10.0 million over SG&A expenses of $33.9 million in fiscal 1997. Fiscal 1998 SG&A expenses were lower than the prior year due to several one-time fiscal 1997 expenditures. In fiscal 1997, the Company made strategic investments in certain SG&A activities and recorded certain one-time SG&A expenses. SG&A spending included investments in advertising and marketing literature, investments in information technology, and continued investments in research and development. In addition, the Company completed the recruiting, training and consolidation of its respiratory products salesforce and incurred duplicate costs for sales efforts to the Durable Medical Equipment Dealers (DME) in the home health care market during the transition period of shifting to telemarketing from field sales representatives. As a percentage of net sales, fiscal 1998 SG&A expenses were 24.8% compared to 28.7% in fiscal 1997. This decrease was attributable to lower SG&A expenses in fiscal 1998, as discussed above.

     As discussed previously in the preceding Overview section, financial results for fiscal 1998 were impacted by certain one-time, unusual transactions and events which make meaningful comparisons to prior years more difficult. These specific transactions and events include the following items:

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

     Exclusive of the one-time, unusual items discussed above, the net loss for fiscal 1998 would have been $2.5 million or $0.32 per diluted share. Earnings per share amounts are diluted earnings per share, which are substantially the same as basic earnings per share. The weighted number of shares used in the calculation of the diluted per share loss was 7,805,021 in fiscal 1998 compared to 7,796,682 in fiscal 1997.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

     The following tables set forth selected information concerning Allied's financial condition:


Dollars in thousands   1999     1998     1997
--------------------  -------  -------  -------
Cash                  $   587  $ 1,195  $   988
Working Capital       $22,619  $21,308  $18,743
Total Debt            $17,238  $18,415  $46,932
Current Ratio          3.30:1   2.67:1   1.57:1


     The Company's working capital was $22.6 million at June 30, 1999 compared to $21.3 million at June 30, 1998. The increase in working capital is primarily due to the decrease in the current portion of long term debt attributable to debt refinancing discussed further below. Accounts receivable declined to $12.6 million at June 30, 1999 down $1.6 million from $14.2 million at June 30, 1998. Accounts receivable as measured in days sales outstanding ("DSO") decreased to 62 DSO from 69 DSO during fiscal 1999 as collection efforts have improved the average time that is needed to collect from a customer. Inventories declined to $17.5 million at June 30, 1999, or $0.8 million, from $18.3 million at June 30, 1998. Of this decline, $0.4 million is related to the core business while $0.4 million of decrease is due to the sale of the headwall products division. The Company continues to focus on improving the mix of inventories and has been increasing stocking levels of high volume products while simultaneously reducing the stocking levels of low volume products. Inventories, as measured in days on hand ("DOH"), increased to 148 DOH at June 30, 1999 from 129 DOH at June 30, 1998, due to lower sales in the last five months of fiscal year 1999. Accounts payable decreased to $5.4 million at June 30, 1998, down $0.4 million from June 30, 1998 balance of $5.8 million.

     The net increase/(decrease) in cash for the fiscal years ended June 30, 1999, June 30, 1998, and June 30, 1997 was $(0.6) million, $0.2 million, and
$(0.5) million respectively. Net cash provided by (used by) operations was $(0.2) million, $(5.2) million, and $8.9 million for the same periods. Cash used by operations for the fiscal year ended June 30, 1999 consisted of a net loss of $4.1 million, which was offset by $3.8 million in non-cash charges to operations for amortization and depreciation, restructuring and consolidation of $0.2 million and product recall of $0.6 million. Changes in working capital and deferred tax accounts unfavorably impacted cash flow from operations by $0.7 million. Cash provided by investing activities, consisting of $1.4 million from the proceeds on the sale of the Toledo, Ohio facilities and $0.5 million of proceeds from the sale of the headwall products division, was used to fund capital expenditures of $1.1 million and reduce debt. Cash used by operations for the comparable prior year period consisted of a net loss of $7.4 million, which was offset by $4.9 million in non-cash charges to operations for amortization and depreciation, a non-cash loss on refinancing charges of $0.9 million and changes in working capital and deferred tax accounts of $9.2 million. The Company also reported a $12.8 million gain on the sale of the ventilation products division and also recorded non-recurring impairment charges, for which the non-cash portion is $9.5 million in the fiscal year ended June 30, 1998. The Company received pre-tax proceeds of $35.4 million on the sale of the ventilation products division, reduced total debt by a net $28.5 million, and made capital expenditures of $0.6 million in the fiscal year ended June 30, 1998. The cash provided by operations for the fiscal year ended June 30, 1997 was used for net debt reduction of $8.1 million, dividends of $0.5 million and debt issuance cost of $0.7 million. The adverse results of operations during the latter half of fiscal 1996 and during fiscal 1997 impacted the Company's liquidity and the ability of the Company to continue historical levels of fixed payments. Accordingly, on August 21, 1996 the Company's Board of Directors voted to suspend quarterly dividends effective immediately subsequent to the payment of dividends for the fourth quarter of fiscal 1996. In addition, to improve the liquidity of the Company and to reduce interest expense, on August 8, 1997, the Company refinanced its existing debt.

     At June 30, 1999 the Company had aggregate indebtedness of $17.2 million, including $0.9 million of short-term debt and $16.3 million of long-term debt. At June 30, 1998, the Company had aggregate indebtedness of $18.4 million, including $3.4 million of short-term debt and $15.0 million of long-term debt. During fiscal 1997, the Company paid waiver fees totaling approximately $2.2 million for the September 1996 amendment to its credit facilities, to obtain waivers for technical covenant violations at December 31, 1996 and March 31, 1997 and paid additional fees of $0.4 million in the first quarter of fiscal 1998. The Company was unsuccessful in its attempts to negotiate a long-term agreement with its previous bank syndicate. Accordingly, on August 8, 1997 the Company refinanced its existing debt through a new $46.0 million credit facility with Foothill Capital Corporation. The new credit facility, with a blended average interest rate of 10.2%, was comprised of a $25.0 million three-year revolving line of credit, three-year term loans of $10.0 million and $7.0 million, respectively, and a $4.0 million term loan maturing in February 1998. In conjunction with its new credit facilities, Allied placed an additional $5.0 million in subordinated debt, with several related parties to the Company maturing in February 1998. In addition, the Company issued 112,500 warrants at an exercise price of $7.025 per share, 62,500 of which were issued to subordinated debt holders with the balance issued to Foothill Capital
Corporation. Such warrants are exerciseable at the option of the holder. The proceeds from the August 8, 1997 refinancing were used to replace the Company's outstanding debt with the previous commercial bank syndicate, and to provide additional liquidity. On October 31, 1997 the Company completed the sale of its ventilation products division. On November 3, 1997 the Company repaid two term notes and a significant portion of its revolving credit facility to Foothill. On November 4, 1997 the Company repaid its $5.0 million subordinated debt. In fiscal 1998, amendments to the Foothill credit facility were completed to reflect the impact of the significant reductions in the Company's outstanding debt and the sale of the ventilation products division. Available borrowings at June 30, 1998 under the Foothill credit facility were $6.5 million.

     On August 7, 1998, the Company obtained a $5.0 million mortgage loan on its principal facility in St. Louis, Missouri with LaSalle National Bank. Under terms of this agreement the Company will make monthly principal and interest payments, with a balloon payment in 2003. Proceeds of the loan were used to reduce the obligation under the revolving credit agreement with Foothill Capital Corporation. The mortgage loan carried a fixed rate of interest of 7.75%, compared to the then current rate of 9.0% under the revolving credit agreement. In fiscal 1999, an amendment to the LaSalle credit facility was completed in the third quarter and reflected a change to the debt covenant. On September 1, 1999 a subsequent amendment to the LaSalle credit facility was completed which also changed certain debt covenants.

     On September 8, 1998, the Company's credit facilities with Foothill Capital Corporation were amended. The Company's existing term loan was eliminated and replaced with an amended revolving credit facility. As amended, the revolving credit facility remained at $25.0 million. The interest rate on the facility has been reduced from the floating reference rate (8.5% at September 8, 1998) plus 0.50% to the floating reference rate plus 0.25%. The reference rate as defined in the credit agreement, is the variable rate of interest, per annum, most recently announced by Wells Fargo Bank, National Association, or any successor thereto, as its "base rate". This amendment also provides the Company with a rate of LIBOR +2.5%. Amounts outstanding under this revolving credit facility, which expires on August 8, 2000, totaled $9.5 million at September 8, 1998. The rates noted above will drop by 0.25% at the end of fiscal 1999 and

2000 if the Company is profitable. In addition, the fees charged to the Company are also reduced. An amendment to the Foothill credit facility was completed in the fourth quarter fiscal 1999. The amendments extended the favorable rate reduction based upon profitability to 2001 and 2002. Fees charged to the Company were reduced along with favorable debt covenant changes and the maturity date was extended until January 6, 2003. At June 30, 1999, $5.5 million was available under the revolving facility for additional borrowings.

     Capital expenditures, net of capital leases, were $1.1 million, $0.6 million and $0.1 million in fiscal 1999, 1998 and 1997, respectively. During fiscal 1999 the Company invested $0.4 million for the consolidation of the Toledo, Ohio operation into its St. Louis, Missouri facility as previously discussed. In addition, $0.2 million was invested for upgrading computer equipment, $0.2 million for additional capacity of the computer controlled machining centers and $0.3 million for tooling. The Company believes that cash flow from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures of approximately $1.6 million in fiscal 2000.

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

     The following table sets forth selected operating results for the eight quarters ended June 30, 1999. The information for each of these quarters is unaudited, but includes all normal recurring adjustments which the Company considers necessary for a fair presentation thereof. These operating results, however, are not necessarily indicative of results for any future period. Further, operating results may fluctuate as a result of the timing of orders, the Company's product and customer mix, the introduction of new products by the Company and its competitors, and overall trends in the health care industry and the economy. While these patterns have an impact on the Company's quarterly operations, the Company is unable to predict the extent of this impact in any particular period.


                                 June 30,    March 31,    Dec. 31,    Sept. 30,    June 30,   March 31,    Dec. 31,    Sept. 30,
Three months ended,                1999        1999         1998        1998         1998        1998        1997        1997
------------------------------  ----------  -----------  ----------  -----------  ----------  ----------  ----------  -----------
Net sales                       $  18,621   $   19,227   $  17,092   $   17,859   $  19,476   $   22,785  $  24,033   $   30,173
Gross profit                        4,165        4,940       3,423        4,407       4,878        6,507      6,743        9,229
Income (loss) from operations        (323)         339      (2,601)      (1,444)        (29)       1,100      3,455        1,977
Net income (loss)                    (738)        (189)     (1,912)      (1,279)       (315)         241     (6,684)        (638)
Basic and diluted earnings          (0.10)       (0.02)      (0.25)       (0.16)      (0.04)        0.03      (0.86)       (0.08)
 (loss) per share


Dollars  in  thousands,  except  per  share  data

ACCOUNTING  PRONOUNCEMENTS

     In June 1997 the Financial Accounting Standards Board issued Statement of Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), which is effective for the Company in fiscal 1999. FAS 131 requires that companies report certain information if specific requirements are met about the Company's operating segments including information about services, geographic areas of operation, and major customers. The Company has adopted FAS 131 for fiscal 1999 and has determined that it operates in a single segment. Please see Note 17 of the "Notes to Consolidated Financial Statements" section of this Form 10-K for further discussion.

YEAR  2000

     The Company utilizes software and related computer technologies essential to its operations. The Company has established a plan, utilizing internal resources, to assess the potential impact of the changeover to the year 2000 on the Company's systems and operations and to implement solutions to address this issue. In October 1996, the Company converted its corporate offices and its manufacturing operation to a new fully-integrated software system. The date methodology of this software is not sensitive to year 2000 problems. However, the Company is in the process of implementing testing procedures to insure year 2000 readiness. System modifications or reprogramming have been minor in nature. The Company has also analyzed other internal computerized processes, including, but not limited to, manufacturing, engineering, personal computer network, and other facility management systems for potential year 2000 issues. Systems identified as being impacted by the changeover to the year 2000 are being modified or replaced. The Company estimates that the year 2000 conversion effort is over 80% complete and expects all critical systems will be year 2000 compliant by November 1999.

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

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

To  the  Board of Directors and Shareholders of Allied Healthcare Products, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Allied Healthcare Products, Inc. and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PricewaterhouseCoopers  LLP

St.  Louis,  Missouri
August 11, 1999, except for Note 18, which is as of September 1, 1999


CONSOLIDATED  STATEMENT  OF  OPERATIONS


Year ended June 30,                                      1999          1998           1997
---------------------------------------------------  ------------  -------------  -------------
Net sales                                            $72,799,372   $ 96,466,860   $118,117,518
Cost of sales                                         55,864,554     69,110,274     82,364,405
                                                     ------------  -------------  -------------
Gross profit                                          16,934,818     27,356,586     35,753,113

Selling, general and administrative expenses          18,733,227     23,888,131     33,909,510
Provision for restructuring and consolidation            758,467             --             --
Provision for product recall                           1,500,000             --             --
Gain on sale of business                                 (27,246)   (12,812,927)            --
Non-recurring impairment losses                               --      9,778,259             --
                                                     ------------  -------------  -------------
Income (loss) from operations                         (4,029,630)     6,503,123      1,843,603
                                                     ------------  -------------  -------------
Other expenses:
    Interest expense                                   1,925,757      4,151,986      7,606,129
    Other, net                                            35,984        198,329        186,291
                                                     ------------  -------------  -------------
                                                       1,961,741      4,350,315      7,792,420
                                                     ------------  -------------  -------------
Income (loss) before provision (benefit) for
    income taxes and extraordinary loss               (5,991,371)     2,152,808     (5,948,817)

Provision (benefit) for income taxes                  (1,872,976)     9,018,488     (1,427,716)
                                                     ------------  -------------  -------------
Loss before extraordinary loss                        (4,118,395)    (6,865,680)    (4,521,101)
Extraordinary loss on early extinguishment of debt,
    net of income tax benefit of $373,191                     --        530,632             --
                                                     ------------  -------------  -------------
Net loss                                             $(4,118,395)  $ (7,396,312)  $ (4,521,101)
                                                     ============  =============  =============
Basic and diluted loss per share:
    Loss before extraordinary loss                   $     (0.53)  $      (0.88)  $      (0.58)
    Extraordinary loss                                        --          (0.07)            --
                                                     ------------  -------------  -------------
    Loss per share                                   $     (0.53)  $      (0.95)  $      (0.58)
                                                     ============  =============  =============

See  accompanying  Notes  to  Consolidated  Financial  Statements


CONSOLIDATED  BALANCE  SHEET

June 30,                                                          1999           1998
------------------------------------------------------------  -------------  -------------
ASSETS

Current assets:
   Cash                                                       $    587,457   $  1,194,813
   Accounts receivable, net of allowance for doubtful
     accounts of $834,883 and $1,035,833, respectively          12,601,165     14,227,314
   Inventories                                                  17,499,822     18,341,340
   Income taxes receivable                                       1,635,866             --
   Other current assets                                            138,360        273,832
                                                              -------------  -------------
      Total current assets                                      32,462,670     34,037,299
                                                              -------------  -------------

   Property, plant and equipment, net                           14,287,037     17,525,906
   Goodwill, net                                                27,210,653     28,026,064
   Other assets, net                                               314,828        590,933
                                                              -------------  -------------
      Total assets                                            $ 74,275,188   $ 80,180,202
                                                              =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                           $  5,434,303   $  5,807,349
   Current portion of long-term debt                               907,649      3,442,797
   Accrual for product recall                                      594,725             --
   Other accrued liabilities                                     2,906,636      3,479,215
                                                              -------------  -------------
      Total current liabilities                                  9,843,313     12,729,361
                                                              -------------  -------------

Long-term debt                                                  16,330,185     14,971,775

Deferred tax liability-noncurrent                                  182,608        441,589

Commitments and contingencies (Notes 9 and 15)

Stockholders' equity:
   Preferred stock; $.01 par value; 1,500,000 shares
      authorized; no shares issued and outstanding
   Series A preferred stock; $.01 par value; 200,000 shares
      authorized; no shares issued and outstanding
   Common stock; $.01 par value; 30,000,000 shares
      authorized; 7,806,682 shares issued and
      outstanding at June 30, 1999 and 1998                        101,102        101,102
   Additional paid-in capital                                   47,014,621     47,014,621
   Retained earnings                                            21,534,787     25,653,182
   Common stock in treasury, at cost                           (20,731,428)   (20,731,428)
                                                              -------------  -------------
      Total stockholders' equity                                47,919,082     52,037,477
                                                              -------------  -------------
      Total liabilities and stockholders' equity              $ 74,275,188   $ 80,180,202
                                                              =============  =============

See  accompanying  Notes  to  Consolidated  Financial  Statements


CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY

                                                    Additional
                             Preferred    Common     paid-in      Retained      Treasury
                               Stock      stock      capital      earnings        stock
                             ----------  --------  -----------  ------------  -------------
Balance, June 30, 1996       $        -  $101,002  $46,945,971  $37,570,595   $(20,731,428)

Net loss for the year ended
   June 30, 1997                     --        --           --   (4,521,101)            --
                             ----------  --------  -----------  ------------  -------------
Balance, June 30, 1997               --   101,002   46,945,971   33,049,494    (20,731,428)

Issuance of common stock             --       100       68,650           --             --
Net loss for the year ended
   June 30, 1998                     --        --           --   (7,396,312)            --
                             ----------  --------  -----------  ------------  -------------
Balance, June 30, 1998               --   101,102   47,014,621   25,653,182    (20,731,428)

Net loss for the year ended
   June 30, 1999                     --        --           --   (4,118,395)            --
                             ----------  --------  -----------  ------------  -------------
Balance, June 30, 1999       $        -  $101,102  $47,014,621  $21,534,787   $(20,731,428)
                             ==========  ========  ===========  ============  =============

See  accompanying  Notes  to  Consolidated  Financial  Statements


CONSOLIDATED  STATEMENT  OF  CASH  FLOWS

Year ended June 30,                                                        1999            1998           1997
---------------------------------------------------------------------  -------------  --------------  -------------

Cash flows from operating activities:
   Net loss                                                            $ (4,118,395)  $  (7,396,312)  $ (4,521,101)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities,
      excluding the effects of acquisitions:
        Depreciation and amortization                                     3,781,063       4,881,890      5,572,188
        Provision for restructuring and consolidation                       217,926              --             --
        Provision for product recall                                        594,725              --             --
        Gain on sale of Hospital Systems, Inc.                              (27,246)             --             --
        Gain on sale of Bear Medical                                             --     (12,812,927)            --
        Loss on refinancing of long-term debt                                    --         903,823             --
        Noncash portion of non-recurring impairment losses                       --       9,496,452             --
        Decrease in accounts receivable, net                              1,626,149       2,887,344      2,871,621
        Decrease in inventories                                             407,134       2,412,551      1,993,499
        Decrease (increase) in income taxes receivable                   (1,635,866)             --      2,285,224
        Decrease in other current assets                                    133,307         696,056      1,168,686
        Increase (decrease) in accounts payable                            (373,046)     (6,671,539)       943,936
        Increase (decrease) in other accrued liabilities                   (572,440)     (1,688,283)     1,027,393
        Increase (decrease) in deferred income taxes - noncurrent          (258,981)      2,106,658     (2,451,982)
                                                                       -------------  --------------  -------------
      Net cash provided by (used in) operating activities                  (225,670)     (5,184,287)     8,889,464

Cash flows from investing activities:
   Capital expenditures, net                                             (1,061,309)       (644,080)       (58,610)
   Proceeds on sale of Toledo, Ohio facilities                            1,393,287              --             --
   Proceeds on sale of Hospital Systems, Inc. - Net of disposal costs       495,178              --             --
   Proceeds on sale of Bear Medical - Net of disposal costs                      --      35,362,286             --
                                                                       -------------  --------------  -------------
      Net cash provided by (used in) investing activities                   827,156      34,718,206        (58,610)

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                               5,000,000      26,000,000      5,000,000
   Payment of long-term debt                                             (7,411,458)    (37,267,757)    (4,662,785)
   Borrowings under revolving credit agreement                           88,063,847     128,862,400     27,365,170
   Payments under revolving credit agreement                            (86,829,127)   (146,033,153)   (35,810,605)
   Proceeds from issuance of common stock                                        --          68,750             --
   Debt issuance costs                                                      (32,104)       (957,782)      (677,563)
   Dividends paid on common stock                                                --              --       (545,768)
                                                                       -------------  --------------  -------------
      Net cash used in financing activities                              (1,208,842)    (29,327,542)    (9,331,551)

Net increase (decrease) in cash and equivalents                            (607,356)        206,377       (500,697)
Cash and equivalents at beginning of period                               1,194,813         988,436      1,489,133
                                                                       -------------  --------------  -------------
Cash and equivalents at end of period                                  $    587,457   $   1,194,813   $    988,436
                                                                       =============  ==============  =============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                         $  2,046,103   $   5,256,981   $  6,614,365
      Income taxes                                                     $    541,756   $   5,380,817   $    138,339
Supplemental schedule of noncash investing and financing  activities:
   Equipment acquired through capital leases                                     --              --   $  2,157,967


See  accompanying  Notes  to  Consolidated  Financial  Statements

                        ALLIED HEALTHCARE PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

     Allied Healthcare Products, Inc. (the Company or Allied) is a manufacturer of respiratory products used in the health care industry in a wide range of hospital and alternate site settings, including post-acute care facilities, home health care and trauma care. The Company's product lines include respiratory care products, medical gas equipment and emergency medical products. See Note 5 regarding sale of the Company's architectural products division on May 28, 1999.

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

CASH  AND  CASH  EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. Book cash overdrafts on the Company's disbursement accounts totaling $1,247,188 and $2,012,427 at June 30, 1999 and 1998,
respectively,  are  included  in  accounts  payable.

CONCENTRATIONS  OF  CREDIT  RISK

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and historically such losses have been within management's expectations. The Company's customers can be grouped into three main categories: medical equipment distributors, construction contractors and health care institutions. At June 30, 1999 the Company believes that it has no significant concentration of credit risk.

INVENTORIES

     Inventories are stated at the lower of cost, determined using the last-in, first-out (LIFO) method, or market. If the first-in, first-out (FIFO) method (which approximates replacement cost) had been used in determining cost, inventories would have been $2,411,909 and $2,066,220 higher at June 30, 1999 and 1998, respectively. Inventories include the cost of materials, direct labor and manufacturing overhead.

     Inventory amounts are net of a reserve for obsolete and excess inventory of $1,936,402 and $2,189,000 at June 30, 1999 and 1998, respectively.

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

GOODWILL

     The excess of the purchase price over the fair value of net assets acquired in business combinations is capitalized and amortized on a straight-line basis over the estimated period benefited, not to exceed 40 years. The amortization period for all acquisitions to date ranges from 20 to 40 years. Amortization expense for the years ended June 30, 1999, 1998 and 1997 was $816,411, $1,077,959, and $1,473,164 respectively. Accumulated amortization at June 30, 1999 and 1998 was $6,315,687 and $5,499,276 respectively. The carrying value of goodwill is assessed for recoverability by management based on an analysis of future expected cash flows from the underlying operations of the Company. See
Note 7 regarding goodwill impairment and related non-recurring charges recorded in the second quarter of the fiscal year ended June 30, 1998. Management believes that there has been no further impairment at June 30, 1999 to the remaining carrying value of goodwill.

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

RESEARCH  AND  DEVELOPMENT  COSTS

     Research and development costs are charged to income in the year incurred and are included in selling, general and administrative expenses. Research and development expense for the years ended June 30, 1999, 1998 and 1997 was $1,315,593, $1,688,071 and $3,684,702, respectively.

EARNINGS  PER  SHARE

     Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are based on weighted averaged number of shares of common stock and common stock equivalents outstanding during the year. The number of basic and diluted shares outstanding for the years ended June 30, 1999, 1998 and 1997 was 7,806,682, 7,805,021, and 7,796,682 shares, respectively. Options under the Company's employee's and director's stock option plans are not included as common stock equivalents for earnings per share purposes since they did not have a material dilutive effect.

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

     During fiscal 1996, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), became effective for the Company. FAS 123 prescribes the recognition of compensation expense based on the fair value of options or stock awards determined on the date of grant. However, FAS 123 allows companies to continue to apply the valuation methods set forth in APB 25. For companies that continue to apply the valuation methods set forth in APB 25, FAS 123 mandates certain pro forma disclosures as if the fair value method had been utilized. See Note 12 for additional discussion.

                        3.    B&F CONSOLIDATION PROVISION

     On August 5, 1998 the Company's Board of Directors voted to close the Toledo facility of its disposable products division and consolidate production of the B&F line of home care products into its manufacturing facility in St. Louis, Missouri. This move was announced on August 10, 1998. The move was substantially completed during the second quarter of fiscal 1999. In connection with the shutdown of the facility, Allied recorded a provision of approximately $1.0 million pre-tax, $0.6 million after tax, or $0.07 per share, in the first quarter of fiscal 1999 to cover the cost of closing the facility. The provision reflects costs of certain fixed asset impairments, employee severance benefits and other related exit costs. Subsequently, during the second quarter of fiscal 1999, the company negotiated and received a $0.2 million cash payment from the City of Toledo as partial reimbursement for closure costs. Accordingly, Allied recorded this cash payment, in the second quarter of fiscal 1999, as a reduction to the aforementioned provision resulting in a net charge of $0.8 million pre-tax, $0.5 million after tax, or $0.06 per share for the fiscal year ended June 30, 1999.

                        4.    LSP OXYGEN REGULATOR RECALL

     On February 4, 1999, Allied announced a recall of aluminum oxygen regulators marketed under its Life Support Products label. These products are used to regulate pressure of bottled oxygen for administration to patients under emergency situations. Following reports of regulator fires, the Company instituted a recall in May 1997, under which it provided retrofit kits to prevent contaminants from entering the regulators. The Company has also been testing regulator design with the help of the National Aeronautical and Space Administration's White Sands National Laboratories. While preliminary findings led the Company to believe the Company's products did not cause those fires, there is enough concern among the users that the Company, in cooperation with the U. S. Food and Drug Administration ("FDA"), agreed to institute a voluntary recall to replace aluminum components in the high pressure chamber of the regulators with brass components. The FDA has recommended that all regulator manufacturers cease use of aluminum in regulators. Accordingly, the Company has now introduced new brass regulators and is also offering a trade-in program to the existing users. As a result of the recall, the Company recorded a charge of $1.5 million pre-tax, $0.9 million after tax, or $0.12 per share in the second quarter of fiscal 1999.

A reconciliation of activity with respect to the Company's product recall is as follows:

Provision, December 31, 1998                    $1,500,000
Product costs for retrofitting and replacement    (784,831)
Administrative costs incurred                     (120,444)
                                                -----------
Ending Balance, June 30, 1999                   $  594,725
                                                ===========

5.   SALE  OF  HEADWALL  PRODUCTS  DIVISION

     On May 28, 1999, the Company sold the assets of Hospital Systems, Inc. ("HSI") to David Miller (former General Manager-Hospital Systems, Inc.) for $0.5 million. The net proceeds of $0.5 million were utilized to repay a portion of its revolving credit facility. The sale of HSI, located in Oakland, California, resulted in a gain before taxes for financial reporting purposes of $0.03 million.

     Had the divestiture occurred on July 1, 1998, consolidated pro forma net sales, net loss, and loss per share for the year ended June 30, 1999 would have been $69.6 million, $(4.3) million and $(0.55), respectively.

6.   SALE  OF  BEAR  VENTILATION  PRODUCTS  DIVISION

     On October 31, 1997, the Company sold the assets of Bear Medical Systems, Inc. ("Bear") and its subsidiary BiCore Monitoring Systems, Inc. ("BiCore"), collectively referred to as the ventilation products division, to Thermo-Electron Corporation for $36.6 million plus the assumption of certain liabilities. The net proceeds of $29.5 million, after expenses, including federal and state taxes paid, were utilized to repay a significant portion of its term notes and to repay all of its subordinated debt. The sale of the ventilation products division resulted in a gain, before taxes, for financial reporting purposes of $12.8 million. This gain, as a discrete item, resulted in a tax provision of $9.3 million. The relatively higher effective tax rate on this transaction resulted because approximately $12.7 million of goodwill associated with these businesses was not deductible for income tax purposes.

     Had the divestiture occurred on July 1, 1997, consolidated pro forma net sales, net loss, and loss per share for the year ended June 30, 1998 would have been $86.0 million, $(12.1) million, and $(1.55), respectively.

7.   GOODWILL  IMPAIRMENT

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

     Management believes that there has been no further impairment at June 30, 1999 to the remaining carrying value of goodwill.

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

8.    FINANCING

     Long-term  debt  consisted  of  the  following  at  June 30, 1999 and 1998:


                                                                               1999          1998
                                                                           ------------  ------------
UNSUBORDINATED DEBT
Notes payable to bank or other financial lending institution,  secured by virtually all assets of the Company

  Term loan - principal due in varying monthly
              maturities ranging from $27,714 to $40,518
              with remaining balance due August 1, 2003                    $ 4,714,669

Revolving credit facility - aggregate revolving commitment
     of $25,000,000; principal due at maturity on January 6, 2003           10,618,532   $ 9,383,812

                                                                                           5,800,000
Term loan payable to financial institution - paid in fiscal 1998

Other                                                                           32,819        45,840
                                                                           ------------  ------------

                                                                            15,366,020    15,229,652
                                                                           ------------  ------------
SUBORDINATED DEBT
Capital lease obligations                                                    1,871,814     2,429,920

Industrial Development Revenue Bonds - paid in fiscal 1999                                   755,000
                                                                             1,871,814     3,184,920
                                                                           ------------  ------------
                                                                            17,237,834    18,414,572
Less-Current portion of long-term debt, including $523,523 and
    $676,357 of capital lease obligations at June 30, 1999 and  June
    30, 1998 respectively                                                     (907,649)   (3,442,797)
                                                                           ------------  ------------
                                                                           $16,330,185   $14,971,775
                                                                           ============  ============


     On August 7, 1998, the Company borrowed approximately $5.0 million from LaSalle National Bank. The borrowing was secured by a first security interest in the Company's St. Louis facility. The loan requires monthly principal and interest payments of $0.06 million, with a final payment of all principal and interest remaining unpaid due at maturity on August 1, 2003. Interest is fixed at 7.75% annum. Proceeds from the borrowing were used to pay down existing debt, which bore a higher interest rate. The loan agreement includes certain debt covenants, which the Company must comply with over the term of the loan, and for which the Company was in compliance at June 30, 1999.

     On September 8, 1998, the Company's credit facilities with Foothill Capital Corporation were amended. The Company's existing term loan was eliminated and replaced with an amended revolving credit facility. As amended, the revolving credit facility remains at $25.0 million. The interest rate on the facility has been reduced from the floating reference rate (8.00% at June 30, 1999) plus 0.50% to the floating reference rate plus 0.25%. The reference rate, as defined in the credit agreement, is the variable rate of interest, per annum, most recently announced by Wells Fargo Bank, National Association, or any successor thereto, as its "base rate". This amendment also provides the Company with a rate of LIBOR + 2.50%. Interest rates on the reference rate and LIBOR will drop by 0.25% at the end of fiscal 2000 if the Company is profitable. In addition, the fees charged to the Company were reduced along with certain debt covenants for which the Company was in compliance at June 30, 1999.

     On March 3, 1999, the Company purchased the remaining $505,000 of its outstanding Missouri Industrial Revenue Bonds. The bonds, which bore a variable interest rate, had a final maturity date of April 1, 2001 and were repaid early using borrowings from the Company's revolving credit facility.

     On March 24, 1999, the Company's credit facility with LaSalle National Bank was amended. The amendment provided for favorable changes to certain debt covenants.

     On June 28, 1999, the Company's credit facilities with Foothill Capital Corporation were amended. The amendment provides for favorable interest rate reduction, based upon annual profitability, for fiscal years 2001 and 2002. The amendment also extended the maturity date to January 6, 2003 along with a favorable change to certain debt covenants.

     Aggregate maturities of long-term debt, excluding capital leases, for each of the fiscal years subsequent to June 30, 1999 are as follows:


Fiscal   Revolving
Year  Credit Facility      Term         Other       Total
----  ----------------  -----------  -----------  ----------
2000                    $   367,551  $    16,575  $  384,126
2001                        397,070       16,244     413,314
2002                        428,959                  428,959
2003       $10,618,532      463,411               11,081,943
2004                      3,057,678                3,057,678
                        -----------               ----------
           $10,618,532  $ 4,714,669  $   32,819  $15,366,020
           ===========  ===========  ===========  ==========


9.   LEASE  COMMITMENTS

     The Company leases certain of its electronic data processing and manufacturing equipment under non-cancelable lease agreements. These agreements extend for a period of up to 60 months and contain purchase or renewal options on a month-to-month basis. The leases are reflected in the consolidated financial statements as capitalized leases in accordance with the requirements of Statement of Financial Accounting Standards No. 13 (FAS 13), "Accounting for Leases". In addition, the Company leases certain office equipment under noncancelable operating leases. These leases are reflected in the consolidated financial statements as operating leases in accordance with FAS 13.

     Minimum lease payments under long-term capital leases and the operating leases at June 30, 1999 are as follows:


                                                          Capital    Operating
                                                          Leases       Leases
                                                        -----------  ----------
  2000                                                  $  737,250   $  145,090
  2001                                                     737,250       53,340
  2002                                                     779,851       53,340
  2003                                                          --       53,340
  2004                                                          --       44,450
                                                        -----------  ----------

  Total minimum lease payments                           2,254,351   $  349,560
                                                                     ==========

  Less amount representing interest                       (382,537)
                                                        -----------

Present value of net minimum lease payments, including
current portion of $523,523                             $1,871,814
                                                        ===========


     Rental expense incurred on the operating leases in fiscal 1999, 1998 and 1997 totaled $118,990, $381,024, and $686,168, respectively.

10.  INCOME  TAXES

     The  provision  (benefit)  for  income  taxes  consisted  of the following:


                      1999         1998         1997
                  ------------  ----------  ------------
Current Payable:
  Federal         $(1,497,541)  $4,249,382           --
  State                    --    1,957,403           --
                  ------------  ----------  ------------
  Total Current    (1,497,541)   6,206,785           --
                  ------------  ----------  ------------
Deferred:
  Federal            (113,472)   2,451,228  $(1,214,731)
  State              (261,963)     360,475     (212,985)
                  ------------  ----------  ------------
  Total Deferred     (375,435)   2,811,703   (1,427,716)
                  ------------  ----------  ------------
                  $(1,872,976)  $9,018,488  $(1,427,716)
                  ============  ==========  ============

     Income taxes were 31.3%, 418.9%, and (24.0)% of pre-tax earnings (losses) in 1999, 1998 and 1997, respectively. A reconciliation of income taxes, with the amounts computed at the statutory federal rate follows:


                                                    1999          1998          1997
                                                ------------  ------------  ------------
Computed tax at federal statutory rate          $(2,037,066)  $   731,955   $(2,022,597)
State income taxes, net of federal tax benefit     (172,876)    1,611,155      (160,989)
Non deductible goodwill                             277,240     7,925,827       491,854
Other, net                                           59,726    (1,250,449)      264,016
                                                ------------  ------------  ------------
Total                                           $(1,872,976)  $ 9,018,488   $(1,427,716)
                                                ============  ============  ============


     The increase in the dollar amount of reconciling items during fiscal year 1998 relates to the effect of the sale of the Bear ventilation products division. The increase in the income tax provision was primarily attributable to the non-deductible portion of goodwill associated with the sale, and the effect of state income taxes associated with the transaction.

     The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of June 30, 1999 and 1998 are as follows:


                                        At June 30, 1999             At June 30, 1998
                                   ---------------------------  ---------------------------
                                     Deferred    Deferred Tax     Deferred    Deferred Tax
                                    Tax Assets    Liabilities    Tax Assets    Liabilities
                                   ------------  -------------  ------------  -------------
Current:
  Bad debts                        $   325,604              --  $   403,975              --
  Accrued liabilities                  347,903              --      103,369              --
  Inventory                                 --   $     926,154           --   $     876,444
                                   ------------  -------------  ------------  -------------
                                       673,507         926,154      507,344         876,444
                                   ------------  -------------  ------------  -------------

Non Current:
  Depreciation                              --          52,629           --          65,685
  Other property basis                      --          10,857           --         399,611
  Intangible assets                    380,762              --      363,331              --
  Net operating loss carryforward      264,274              --           --              --
  Other                                     --         438,767           --          14,233
                                   ------------  -------------  ------------  -------------
                                       645,036         502,253      363,331         479,529
                                   ------------  -------------  ------------  -------------

Valuation allowance                   (325,391)             --     (325,391)             --
                                   ------------  -------------  ------------  -------------
Total deferred taxes               $   993,152   $   1,428,407  $   545,284   $   1,355,973
                                   ============  =============  ============  =============


11.    RETIREMENT  PLAN

     The Company offered several retirement savings plans under Section 401(k) of the Internal Revenue Code to certain eligible salaried employees. Each employee may elect to enter a written salary deferral agreement under which a portion of such employee's pre-tax earnings may be contributed to the plan.

     During the fiscal years ended June 30, 1999, 1998 and 1997, the Company made contributions of $359,087, $464,227 and $601,338, respectively.


12.    SHAREHOLDERS  EQUITY

     The Company has established a 1991 Employee Non-Qualified Stock Option Plan as well as a 1994 Employee Stock Option Plan (Employee Plans). The Employee Plans provide for the granting of options to the Company's executive officers and key employees to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 800,000 shares of common stock may be granted under the Employee Plans. Options currently outstanding entitle the holders to purchase common stock at prices ranging between $1.88 and $16.00, subject to adjustment. Options shall become exercisable with respect to one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the second anniversary of the date granted, except certain options granted under the 1994 Employee Stock Option Plan which become exercisable when the fair market value of common stock exceeds required levels. The right to exercise the options expires in ten years, from the date of grant, or earlier if an option holder ceases to be employed by the Company.

     In addition, the Company has established a 1991 Directors Non-Qualified Stock Option Plan and a 1995 Directors Non-Qualified Stock Option Plan
(Directors Plans). The Directors Plan provides for the granting of options to the Company's Directors who are not employees of the Company to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 250,000 shares of common stock may be granted under the Directors Plans. Options currently outstanding entitle the holders to purchase common stock at prices ranging between $1.88 and $18.25, subject to adjustment. Options shall become exercisable with respect to one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the second anniversary of the date granted, except for certain options granted under the 1995 Directors Non-Qualified Stock Option Plan which become exercisable with respect to all of the shares covered thereby one year after the grant date. The right to exercise the options expires in ten years from the date of grant, or earlier if an option holder ceases to be a Director of the Company.

     A summary of stock option transactions in 1999, 1998 and 1997, respectively, pursuant to the Employee Plans and the Directors Plans follows:


                              Summary of Stock Options
                              -------------------------
                              Average   Shares Subject
                               Price       To Option
                              --------  ---------------
June 30, 1996                 $  13.79         413,600
    Options Granted               6.90         358,000
    Options Exercised               --              --
    Options Canceled             11.47        (177,100)
                                        ---------------
June 30, 1997                 $   9.22         594,500
                                        ---------------
Exercisable at June 30, 1997                   163,700
                                        ===============

June 30, 1997                 $   9.22         594,500
    Options Granted               7.63         173,500
    Options Exercised             6.88         (10,000)
    Options Canceled             11.23        (132,550)
                                        ---------------
June 30, 1998                 $   8.39         625,450
                                        ---------------
Exercisable at June 30, 1998                   160,138
                                        ===============

June 30, 1998                 $   8.39         625,450
    Options Granted               1.97          54,000
    Options Exercised               --              --
    Options Canceled             10.54        (149,700)
                                        ---------------
June 30, 1999                 $   7.13         529,750
                                        ---------------
Exercisable at June 30, 1999                   148,500
                                        ===============


     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the Statement allows the alternative of continued use of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," with pro-forma disclosure of net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company adopted the new standard in the fiscal year ending June 30, 1997, and elected the continued use of APB Opinion No. 25. Pro forma disclosures have not been provided, as the effect on fiscal year 1999, 1998 and 1997 net earnings was immaterial.

     In conjunction with the refinancing, 62,500 warrants were issued to the holders of the subordinated notes payable and 50,000 warrants were issued to the commercial lender providing the revolving credit facilities and the term loan facilities. Each warrant entitles the holder to purchase one share of common stock at $7.025 per share through August 7, 2002.

13.    EXPORT  SALES

     Export sales for the years ended June 30, 1999, 1998 and 1997 are comprised as follows (in thousands):


                1999     1998     1997
               -------  -------  -------
Europe         $ 2,500  $ 5,700  $ 9,300
Canada           1,800    1,900    2,600
Latin America    3,400    5,900    6,300
Middle East      1,200    1,600    3,200
Far East         2,600    6,000    9,400
Other            1,600    2,900    3,700
               -------  -------  -------
               $13,100  $24,000  $34,500
               =======  =======  =======

14.    SUPPLEMENTAL  BALANCE  SHEET  INFORMATION


                                                                 June 30,

                                                           1999           1998
                                                       -------------  -------------
INVENTORIES
  Work in progress                                     $    779,027   $  2,424,041
  Component parts                                        13,848,272     14,820,526
  Finished goods                                          2,872,523      1,096,773
                                                       -------------  -------------
                                                       $ 17,499,822   $ 18,341,340
                                                       =============  =============

PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment                              $ 14,905,236   $ 13,836,067
  Buildings                                              11,644,429     13,442,979
  Land and land improvements                                934,216        989,516
  Property held under capital leases                      4,518,761      5,220,926
                                                       -------------  -------------

  Total property, plant and equipment at cost            32,002,642     33,489,488


Less accumulated depreciation and amortization,
    including $2,741,859 and $2,551,105 respectively,
    related to property held under  capital leases      (17,715,605)   (15,963,582)
                                                       -------------  -------------

                                                       $ 14,287,037   $ 17,525,906
                                                       =============  =============

OTHER ACCRUED LIABILITIES
  Accrued compensation expense                         $  1,211,251   $  1,295,354
  Accrued interest expense                                   98,669        219,015
  Accrued income tax                                        985,711        942,036
  Other                                                     611,005      1,022,810
                                                       -------------  -------------
                                                       $  2,906,636   $  3,479,215
                                                       =============  =============

15.    COMMITMENTS  AND  CONTINGENCIES

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

16.    QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

     Summarized quarterly financial data for fiscal 1999 and 1998 appears below (all amounts in thousands except per share data):


                                   Net Sales
                              ------------------
                                1999      1998
                              --------  --------
First Quarter                 $17,859   $30,173

Second Quarter                 17,092    24,033

Third Quarter                  19,227    22,785

Fourth Quarter                 18,621    19,476
                              --------  --------

Total Year                    $72,799   $96,467
                              ========  ========


                                 Gross Profit
                              ------------------
                                 1999      1998
                              --------  --------

First Quarter                 $ 4,407   $ 9,229

Second Quarter                  3,423     6,743

Third Quarter                   4,940     6,507

Fourth Quarter                  4,165     4,878
                              --------  --------

Total Year                    $16,935   $27,357
                              ========  ========


                               Net Income (Loss)
                              ------------------
                                 1999      1998
                              --------  --------

First Quarter                  (1,279)     (638)

Second Quarter                 (1,912)   (6,684)

Third Quarter                    (189)      241

Fourth Quarter                   (738)     (315)
                              --------  --------

Total Year                    $(4,118)  $(7,396)
                              ========  ========


                           Earnings (Loss) Per Share
                              ------------------
                                 1999      1998
                              --------  --------

First Quarter                 $  (.16)  $  (.08)

Second Quarter                   (.25)     (.86)

Third Quarter                    (.02)      .03

Fourth Quarter                   (.10)     (.04)
                              --------  --------

Total Year                    $  (.53)  $  (.95)
                              ========  ========


17.     SEGMENT  INFORMATION

     The Company operates in one segment consisting of the manufacturing, marketing and distribution of a variety of respiratory products used in the health care industry to hospitals, hospital equipment dealers, hospital construction contractors, home health care dealers and emergency medical product dealers. The Company's product lines include respiratory care products, medical gas equipment and emergency medical products. The Company does not have any one single customer that represents more than 10 percent of total sales.

18.    SUBSEQUENT  EVENTS

     On July 28, 1999 the Company's President, Chief Executive Officer and Director Uma Nandan Aggarwal resigned. Subsequently on August 24, 1999 the Company announced Earl R. Refsland as President, Chief Executive Officer and Director of the Company. As a result of Mr. Aggarwal's resignation, the Company is expecting to record a $0.2 million charge to operations in the first quarter of fiscal year 2000 per terms of a mutually accepted separation agreement.

     On September 1, 1999 the Company's credit facility with LaSalle National Bank was amended. The amendment provides favorable changes to certain debt covenants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART  III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     A definitive proxy statement is expected to be filed with the Securities and Exchange Commission on or about October 1, 1999. The information required by this item is set forth under the caption "Election of Directors" on pages 2 through 3, under the caption "Executive Officers" on page 11 and under the caption Section 16(a) Beneficial Ownership Reporting Compliance on page 21 of the definitive proxy statement, which information is incorporated herein by reference thereto.

ITEM  11.  EXECUTIVE  COMPENSATION

     The information required by this item is set forth under the caption "Executive Compensation" on pages 12 through 13 of the definitive proxy statement, which information is incorporated herein by reference thereto.

ITEM  12.   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT

     The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 7 through 8 of the definitive proxy statement, which information is incorporated herein by reference thereto.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     None

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K

1.  FINANCIAL  STATEMENTS

     The following consolidated financial statements of the Company and its subsidiaries are included in response to Item 8:

          Consolidated  Statement  of  Operations  for  the  years  ended
             June  30,  1999,  1998  and  1997

          Consolidated  Balance  Sheet  at  June  30,  1999  and  1998

          Consolidated  Statement  of  Changes  in  Stockholders'  Equity
             for  the  years  ended  June  30,  1999,  1998  and  1997

          Consolidated  Statement  of  Cash  Flows  for the years ended June 30,
             1999,  1998  and  1997

          Notes  to  Consolidated  Financial  Statements

          Report  of  Independent  Accountants

2.   FINANCIAL  STATEMENT  SCHEDULES

          Report  of  Independent  Accountants  on  Financial Statement Schedule

          Valuation  and  Qualifying  Accounts  and  Reserves  for  the  Years
              Ended  June  30,  1999,  1998  and  1997

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  EXHIBITS

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

4.  REPORTS  ON  FORM  8-K

Form 8-K dated as of February 4, 1999 (announcing the recall of all oxygen regulators sold under the Life Supports Products brand to replace aluminum components in the unit's high-pressure chambers with brass components).

Form 8-K dated as of April 2, 1999 (announcing the naming of a new member of the board of directors, Mr. Brent D. Baird, and announcing that current director, John D. Weil, has been named the new chairman of the board of directors).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ALLIED HEALTHCARE PRODUCTS, INC.
                                          By:

                                          /s/ Earl R. Refsland
                                          --------------------
                                          Earl R. Refsland
                                          President and Chief Executive Officer


Dated  :  September  27,  1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 27, 1999.

               SIGNATURES                            TITLE


                   *                         Chairman  of  the  Board
---------------------------------------
              John D. Weil


                   *                         President, Chief Executive Officer
---------------------------------------      and  Director (principal Executive
            Earl R. Refsland                 Officer)


                   *                         Director
---------------------------------------
              David A. Gee


                   *
---------------------------------------
            Robert  E.  Lefton               Director


                   *
---------------------------------------
            William  A.  Peck                Director


                   *
---------------------------------------
            Brent  D.  Baird                 Director


                   *
---------------------------------------
          James B.  Hickey, Jr.              Director

*  By:     /s/  Earl  R.  Refsland
           -----------------------
                Earl R. Refsland
                Attorney-in-Fact

----------
*  Such signature has been affixed pursuant to the following Power of Attorney.



                               POWER OF  ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints Earl R. Refsland as his true and lawful attorney-in fact and agent, each with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the 1999 Annual Report on Form 10-K of Allied Healthcare Products, Inc., and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite as fully to all intents and purposes as he might or could do in person, and ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To  the  Board  of  Directors  of
Allied  Healthcare  Products,  Inc.



Our audits of the consolidated financial statements referred to in our report dated August 11, 1999, except for Note 18, which is as of September 1, 1999, appearing in the 1999 Annual Report to Shareholders of Allied Healthcare Products, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material aspects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/  PricewaterhouseCoopers  LLP

St.  Louis,  Missouri
August  11,  1999,  except  for  Note  18,
Which  is  as  of  September  1,  1999


                                   ALLIED HEALTHCARE PRODUCTS, INC.
                      RULE 12-09  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

            COLUMN A                COLUMN B            COLUMN C          COLUMN D          COLUMN E
--------------------------------  ------------  ------------------------  ---------       ------------
                                                               CHARGED TO
                                   BALANCE AT     CHARGED TO    ACCOUNTS
                                  BEGINNING OF      COSTS        OTHER -  DEDUCTIONS -    BALANCE AT END
          DESCRIPTION                PERIOD      AND EXPENSES   DESCRIBE  DESCRIBE         OF PERIOD
--------------------------------  ------------  --------------  --------  ---------       ------------

                                             FOR THE YEAR ENDED JUNE 30, 1999

Reserve For
Doubtful Accounts                 $(1,035,833)  $    (175,496)            $ 376,446  (1)  $  (834,883)

Inventory Allowance
For Obsolescence
And Excess Quantities             $(2,189,000)  $    (200,000)            $ 452,598  (2)  $(1,936,402)

------------------------------------------------------------------------------------------------------

                                             FOR THE YEAR ENDED JUNE 30, 1998

Reserve For
Doubtful Accounts                 $(1,225,326)  $    (264,165)            $ 453,658  (3)  $(1,035,833)

Inventory Allowance
For Obsolescence
And Excess Quantities             $(1,689,000)  $  (1,112,000)            $ 612,000  (4)  $(2,189,000)

------------------------------------------------------------------------------------------------------

                                             FOR THE YEAR ENDED JUNE 30, 1997

Reserve For
Doubtful Accounts                 $  (422,517)  $  (1,058,999)            $ 256,190  (1)  $(1,225,326)

Inventory Allowance
For Obsolescence
And Excess Quantities             $(1,812,542)  $    (154,357)            $ 277,899  (5)  $(1,689,000)

------------------------------------------------------------------------------------------------------

(1)     Decrease  due  to  bad  debt  write-offs,  bad  debt  recoveries  and  changes  in  estimate.

(2)     Decrease  due  to  inventory  disposed  of  and  changes  in estimate.  Additional decrease of
        $228,928  due  to  the  sale  of  Hospital  Systems,  Inc.

(3)     Decrease  due to bad debt write-offs, bad debt recoveries and changes in estimate.  Additional decrease  of  $129,814  due  to  the  sale  of  Bear  Medical  Systems,  Inc.

(4)     Increase  due to changes in estimate.  Offsetting decrease of $612,000 due to the sale of Bear
        Medical     Systems,  Inc.

(5)     Decrease  due  to  inventory  disposed  of  and  changes  in  estimate.



                                               INDEX TO EXHIBITS


EXHIBIT
   NO.                                                   DESCRIPTION
-------------  ------------------------------------------------------------------------------------------------
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

10.3           Employee Stock Purchase Plan (filed as Exhibit 10(3) to the Company's Annual Report on
               Form 10-K for the year ended June 30, 1998 (the "1998 Form 10-K") and incorporated by reference)

10.4           Allied Healthcare Products, Inc. 1994 Employee Stock Option Plan (filed with the Commission as Exhibit 10(39) to the Company's Annual Report on Form 10-K for the year ended June 30,
               1994 (the "1994 Form 10-K") and incorporated herein by reference)

10.5           Allied Healthcare Products, Inc. 1995 Directors Non-Qualified Stock Option Plan (filed with the Commission as Exhibit 10(25) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (the "1995 Form 10-K") and incorporated herein by reference)

10.6           Allied Healthcare Products, Inc. Amended 1994 Employee Stock Option Plan (filed with the
               Commission as Exhibit 10(28) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (the "1996 Form 10-K") and incorporated herein by reference)

10.7           Employment Agreement dated November 19, 1996 by and between Allied Healthcare Products,
               Inc. and Uma N. Aggarwal (filed as Exhibit 10(1) to the Company's Quarterly Report on Form
               10-Q for the quarter ended December 31, 1996 and incorporated herein by reference)

10.8           Option Agreement dated November 19, 1996 by and between Allied Healthcare Products, Inc.
               and Uma N. Aggarwal (filed as Exhibit 10(2) to the Company's Quarterly Report on Form 10-
               Q for the quarter ended December 31, 1996 and incorporated herein by reference)


EXHIBIT
   NO.                                                   DESCRIPTION
-------------  ------------------------------------------------------------------------------------------------

10.9           Option Agreement dated November 19, 1996 between Allied Healthcare Products, Inc. and
               Uma N. Aggarwal (filed as Exhibit 10(3) to the Company's Quarterly Report on Form 10-Q for
               the quarter ended December 31, 1996 and incorporated herein by reference)

10.10          Letter Agreement dated December 16, 1997 between Allied Healthcare Products, Inc. and Barry
               F. Baker (filed as Exhibit 10(4) to the Company's Quarterly Report on Form 10-Q for the
               quarter ended December 31, 1996 and incorporated herein by reference)

10.11          Loan and Security Agreement, dated as of August 7, 1997 by and among Allied Healthcare
               Products, Inc., B&F Medical Products, Inc., Bear Medical Systems, Inc., Hospital Systems,
               Inc., Life Support Products, Inc., and BiCore Monitoring Systems, Inc., as Borrowers, and
               Foothill Capital Corporation (filed with the Commission as Exhibit 10(31) to the 1997 Form
               10-K and incorporated herein by reference)

10.12          Warrant dated August 7, 1997 issued by Allied Healthcare Products, Inc. in favor of
               Woodbourne Partners, L.P. (filed with the Commission as Exhibit 10(36) to the 1997 Form 10-
               K and incorporated herein by reference)

10.13          Warrant dated August 7, 1997 issued by Allied Healthcare Products, Inc. in favor of Donald E.
               Nickelson (filed with the Commission as Exhibit 10(37) to the 1997 Form 10-K and
               incorporated herein by reference)

10.14          Warrant dated August 7, 1997 issued by Allied Healthcare Products, Inc. in favor of Dennis W.
               Sheehan (filed  with the Commission as Exhibit 10(38) to the 1997 form 10-K and incorporated herein by reference)

10.15          Agreement effective as of June 1, 1997 between Allied Healthcare Products, Inc. and District
               No. 9 International Association of Machinists and Aerospace Workers (filed with the
               Commission as Exhibit 10(39) to the 1997 Form 10-K and incorporated herein by reference)

10.16          Asset Purchase Agreement by and between BM Acquisition Corp., ThermoElectron
               Corporation, Bear Medical Systems, Inc. BiCore Monitoring Systems, Inc., Allied Healthcare
               Products AG, Bear Medical Systems Foreign Sales Corporation and Allied Healthcare Products,
               Inc. (filed with the Commission as Exhibit 2.1 to the Form 8-K filed on November 14, 1997 and incorporated herein by reference)

10.17          Amendment Number One to Loan and Security Agreement dated as of March 3, 1998 among
               Allied Healthcare Products, Inc., B&F Medical Products, Inc., Hospital Systems, Inc. and Life
               Support Products, Inc. as Borrowers, and Foothill Capital Corporation (filed with the
               Commission as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.18          Loan and Security Agreement, dated as of August 7, 1998 by and between Allied Healthcare
               Products, Inc. and LaSalle National Bank (filed with the Commission as Exhibit 10(24) to the
               Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (the "1998
               Form 10-K") and incorporated herein by reference)


EXHIBIT
   NO.                                                   DESCRIPTION
-------------  ------------------------------------------------------------------------------------------------

10.19          Amendment Number Two to Loan and Security Agreement dated as of September 10, 1998 among Allied Healthcare Products, Inc., B&F Medical Products, Inc., Hospital Systems, Inc.
               and Life Support Products, Inc. as Borrowers, and Foothill Capital Corporation (filed with the
               Commission as Exhibit 10(25) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (the "1998 Form 10-K") and incorporated herein by reference)

10.20          Letter Agreement dated February 11, 1999 between Allied Healthcare Products, Inc. and
               Gabriel S. Kohn

10.21          Letter Agreement dated February 11, 1999 between Allied Healthcare Products, Inc. and David
               A. Grabowski

10.22          Letter Agreement dated March 16, 1999 between Allied Healthcare Products, Inc. and Thomas
               A. Jenuleson

10.23          Amendment Number One to Amended and Restated Loan and Security Agreement dated as of
               June 28, 1999 among Allied Healthcare Products, Inc., B&F Medical Products, Inc. and Life
               Support Products, Inc. as Borrowers, and Foothill Capital Corporation

10.24          Asset Purchase Agreement dated May 28, 1999 by and between Allied Healthcare Products,
               Inc. and Hospital Systems, Inc. and David Miller

10.25          Employment Agreement dated August 24, 1999 by and between Allied Healthcare Products,
               Inc. and Earl Refsland

10.26          Allied Healthcare Products, Inc. 1999 Incentive Stock Plan

     13        Annual Report to Stockholders

     21        Subsidiaries of the Registrant

     23        Consent of PricewaterhouseCoopers, LLP

     24        Powers of Attorney

     27        Financial Data Schedule
