Form 10-K/A
period 1999-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 1999-11-08
CIK 874710

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

(5)     Decrease  due  to  inventory  disposed  of  and  changes  in  estimate.


                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549

                            ------------------------

                            SCHEDULE 14A INFORMATION
                    PROXY STATEMENT PURSUANT TO SECTION 14(a)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Filed by the Registrant                      [X]
Filed by party other than the Registrant     [ ]

Check  the  appropriate  box:

[ ]     Preliminary  Proxy  Statement
[ ] Confidential, for Use of the Commission Only (as permitted by Rule 14a-6(e)(2))
[X]     Definitive  Proxy  Statement
[ ]     Definitive  Additional  Materials
[ ]     Soliciting  Material  Pursuant  to  ss. 240.14a-11(c) or ss. 240.14a-12
                             ------------------------

                          ALLIED HEALTHCARE PRODUCTS, INC
                (Name of Registrant as Specified In Its Charter)

                            ------------------------

Payment  of  Filing  Fee  (Check  the  appropriate  box):

[X]     No  fee  required.
[ ]     Fee computed on table below per Exchange Act Rules 14a-6(i)(1) and 0-11.

     1     Title  of  each  class  of  securities  to which transaction applies:
                       -----------------------------------
     2     Aggregate  number  of  securities  to  which  transaction  applies:
                       -----------------------------------
     3 Per unit price or other underlying value of transaction computed pursuant to Exchange Act Rule 0-11 (Set forth the amount on which the filing fee is calculated and state how it was determined):
                       -----------------------------------
     4     Proposed  maximum  aggregate  value  of  transaction:
                       -----------------------------------
     5     Total  fee  paid:
                       -----------------------------------

[ ]      Fee  paid  previously  with  preliminary  materials.
[ ] Check box if any part of the fee is offset as provided by Exchange Act Rule 0-11(a)(2) and identify the filing for which the offsetting fee was paid previously. Identify the previous filing by registration statement number, or the Form or Schedule and the date of its filing.

     1     Amount  Previously  Paid:

                       -----------------------------------
     2     Form, Schedule or Registration  Statement  No.:

                       -----------------------------------
     3     Filing  Party:

                       -----------------------------------
     4     Date  Filed:

                       -----------------------------------

                                 October 1, 1999



Dear  Stockholder:

          You are cordially invited to attend the Annual Meeting of Stockholders which will be held at the Corporate Headquarters of Allied Healthcare Products, Inc., 1720 Sublette, St. Louis, Missouri 63110 at 9:00 a.m., Central Time, on Friday, November 12, 1999. On the following pages you will find the formal Notice of Annual Meeting and Proxy Statement.

          Whether or not you plan to attend the meeting in person, it is important that your shares be represented and voted at the meeting. Accordingly, please date, sign and return the enclosed proxy card promptly.

          We hope that you will attend the meeting and look forward to seeing you there.

                              Sincerely,



                              John  D.  Weil
                              Chairman  of  the  Board




                              Earl  R.  Refsland
                              Chief  Executive  Officer

                        ALLIED HEALTHCARE PRODUCTS, INC.

                              ____________________

                    NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

                            FRIDAY, NOVEMBER 12, 1999
                              ____________________


To  the  Stockholders  of
Allied  Healthcare  Products,  Inc.:

          The Annual Meeting of Stockholders of Allied Healthcare Products, Inc., a Delaware corporation (the "Company"), will be held at the Corporate Headquarters of Allied Healthcare Products, Inc., 1720 Sublette, St. Louis, Missouri 63110 on Friday, November 12, 1999 at 9:00 a.m., Central Time, for the following purposes:

(1) To elect five directors to serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified;

(2)     To  act  on  the proposed approval of the Company's 1999 Incentive Stock
Plan;

(3) To transact such other business as may properly come before the meeting or any adjournment thereof.

          The foregoing items of business are more fully described in the Proxy Statement accompanying this Notice.

          Only stockholders of record at the close of business on September 30, 1999 are entitled to notice of and to vote at the meeting. A list of stockholders of the Company at the close of business on September 30, 1999 will be available for inspection during normal business hours from November 1 through November 12, 1999 at the offices of the Company at 1720 Sublette Avenue, St. Louis, Missouri 63110 and will also be available at the meeting.


                              By  Order  of  the  Board  of  Directors,



                              Thomas  A.  Jenuleson
                              Vice President-Finance, Chief Financial Officer Secretary & Treasurer


St.  Louis,  Missouri
October  1,  1999

--------------------------------------------------------------------------------
|PLEASE FILL OUT, DATE AND SIGN THE ENCLOSED FORM OF PROXY AND RETURN IT IN THE| |ACCOMPANYING POSTAGE PAID ENVELOPE, EVEN IF YOU PLAN TO ATTEND THE MEETING.| |YOU MAY REVOKE YOUR PROXY IN WRITING, OR AT THE ANNUAL MEETING IF YOU WISH TO|
|VOTE  IN  PERSON.                                                             |
--------------------------------------------------------------------------------

                        ALLIED HEALTHCARE PRODUCTS, INC.
                              1720 SUBLETTE AVENUE
                            ST. LOUIS, MISSOURI 63110

                              ____________________


                                 PROXY STATEMENT

                              ____________________

                         ANNUAL MEETING OF STOCKHOLDERS

                            FRIDAY, NOVEMBER 12, 1999

                              ____________________



                     SOLICITATION AND REVOCATION OF PROXIES

          The enclosed proxy is solicited by the Board of Directors of Allied Healthcare Products, Inc., a Delaware corporation (the "Company"), for use at the Annual Meeting of Stockholders (the "Annual Meeting") to be held at 9:00 a.m., Central Time, Friday, November 12, 1999, or at any adjournment thereof, for the purposes set forth herein and in the accompanying Notice of Annual Meeting of Stockholders. The Annual Meeting will be held at the Corporate Headquarters of Allied Healthcare Products, Inc., 1720 Sublette, St. Louis, Missouri 63110. The proxy is revocable at any time prior to its exercise by delivering to the Company a written notice of revocation or a duly executed proxy bearing a later date or by attending the Annual Meeting and voting in person.

  This proxy material is first being sent to stockholders on or about October 1, 1999.

                      OUTSTANDING SHARES AND VOTING RIGHTS

          Stockholders of record at the close of business on Thursday, September 30, 1999 are entitled to notice of and to vote at the Annual Meeting. As of the close of business on that date, there were outstanding and entitled to vote 7,806,682 shares of common stock, $.01 par value ("Common Stock"), each of which is entitled to one vote. No cumulative voting rights exist under the Company's Amended and Restated Certificate of Incorporation. For information regarding the ownership of the Company's Common Stock by holders of more than five percent of the outstanding shares and by the management of the Company, see "Security Ownership of Certain Beneficial Owners and Management."

          For purposes of determining the presence of a quorum and counting votes on the matters presented, shares represented by abstentions and "broker non-votes" (described below) will be counted as present, but not as votes cast, at the Annual Meeting. Under Delaware law and the Company's By-laws, the election of directors at the Annual Meeting will be determined on the basis of a percentage of votes cast at the Annual Meeting and requires the affirmative vote of the holders of a majority of the Company's Common Stock represented and voting at the Annual Meeting for approval. All other matters expected to be submitted for consideration at the Annual Meeting require the affirmative vote of the holders of a majority of the Company's Common Stock represented and voting at the Annual Meeting for approval. Proxies submitted by brokers that do not indicate a vote for some of the proposals because the brokers don't have discretionary voting authority and haven't received instructions from the beneficial owners on how to vote on those proposals are called "broker non-votes."

                                   ITEM NO. 1
                                   ----------

                              ELECTION OF DIRECTORS

          The Company's Board of Directors is comprised of a single class. The directors are elected at the Annual Meeting of the Stockholders of the Company and each director elected holds office until his or her successor is elected and qualified. The Board currently consists of seven members. The stockholders will vote at the 1999 Annual Meeting for the election of five directors for the one-year term expiring at the Annual Meeting of Stockholders in 2000. There are no family relationships among any directors or executive officers of the Company.

          The persons named in the enclosed proxy will vote for the election of the nominees named below unless authority to vote is withheld. All nominees have consented to serve if elected. In the event that any of the nominees should be unable to serve, the persons named in the proxy will vote for such substitute nominee or nominees as they, in their discretion, shall determine. The Board of Directors has no reason to believe that any nominee named herein will be unable to serve.

          The Board of Directors recommends voting "FOR" each of the nominees named below.

          The following material contains information concerning the nominees for election as Directors.

NAME OF NOMINEE          AGE  PRINCIPAL OCCUPATION                         DIRECTOR SINCE
-----------------------  ---  -------------------------------------------  --------------
Brent D. Baird. . . . .   60  Chairman of First Carolina Investors, Inc.   April 1999
                              of Buffalo, New York

James B. Hickey, Jr . .   46  President and Chief Executive Officer of     February 1998
                              Angeion Corporation, Minneapolis, Minnesota

William A. Peck . . . .   66  Executive Vice Chancellor for Medical        April 1994
                              Affairs and Dean, School of Medicine,
                              Washington University, St. Louis, Missouri

Earl R. Refsland      .   56  President and Chief Executive Officer of     September 1999
                              the Company, St. Louis, Missouri

John D. Weil. . . . . .   58  President of Clayton Management Co.,         August 1997
                              St. Louis, Missouri

          Except as set forth below, each of the nominees has been engaged in his principal occupation described above during the past five years.

          Mr. Baird is a private investor and Chairman of First Carolina Investors, Inc., a closed-end, non-diversified management investment company (listed on the Boston Stock Exchange). Mr. Baird currently serves as a director of First Carolina Investors, Inc., Exolon-ESK Company, M & T Bank Corporation, Todd Shipyards Corporation, Merchants Group, Inc., Marine Transport Corporation, and Ecology and Environment, Inc.

          Mr. Hickey has been President and Chief Executive Officer of Angeion Corporation, based in Minneapolis, Minnesota since July, 1998. Mr. Hickey served as President and Chief Executive Officer of Aequitron Medical from 1993 to 1997. Mr. Hickey currently serves as a director of Vital Images, Inc., Angeion Corporation and Pulmonetic Systems, Inc.

          Dr. Peck has served as Executive Vice Chancellor for Medical Affairs since 1993, and Dean of the School of Medicine since 1989, at Washington University, St. Louis, Missouri. Dr. Peck currently serves as a director of Reinsurance Group of America, Angelica Corporation, Hologic Corporation and TIAA CREF Trust.

          Mr. Refsland has served as President and Chief Executive Officer of the Company since September, 1999. From February, 1999 to present, Mr. Refsland serves as a Director and Chairman of the Board of Andros Technologies. From May, 1995 to March, 1998, Mr. Refsland served as President and CEO of Photometrics Limited. Mr. Refsland previously served as Chief Executive Officer and member of the Board of Directors of Allied Healthcare Products, Inc. from 1986 to 1993.

          Mr. Weil has served as President of Clayton Management Co. since 1973. Mr. Weil currently serves as a director of Pico Holdings, Inc., Oglebay Norton Co., Southern Investors Service Co., Todd Shipyards Corp. and Baldwin Lyons, Inc.

IF YOU SIGN AND RETURN THE PROXY FORM AND DO NOT SPECIFY OTHERWISE, WE WILL VOTE YOUR SHARES FOR THE ELECTION OF THE FIVE NOMINEES LISTED ABOVE.

                                   ITEM NO. 2
                                   ----------

     ADOPTION OF ALLIED HEALTHCARE PRODUCTS, INC. 1999 INCENTIVE STOCK PLAN

          The stockholders are asked to consider and vote upon a proposal to adopt the 1999 Incentive Stock Plan (the "1999 Plan"). The summary of major features of the 1999 Plan that follows is subject to the specific provisions in the full text of the 1999 Plan is available from the Company upon request.

                                     PURPOSE

     On August 24, 1999, the Board of Directors adopted the 1999 Plan to encourage eligible employees of the Company, and its subsidiaries to acquire Common Stock in the Company.

     The primary purpose of the 1999 Plan is to aid the Company in recruiting and retaining qualified executive employees. In addition, the 1999 Plan is designed to stimulate employees' efforts on the Company's behalf, to maintain and strengthen their desire to remain with the Company and to encourage employees to have a greater personal financial investment in the Company through ownership of its Common Stock.

                                 ADMINISTRATION

     Awards under the 1999 Plan shall be administered by the Board of Directors of the Company which may delegate the power to grant awards to a committee (the "Committee") consisting of two or more Non-Employee Directors as that term is defined in Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Board or such Committee is authorized, subject to the provisions of the 1999 Plan, to establish such rules and regulations as it deems necessary for the proper administration of the 1999 Plan, as well as to make such determinations and to take such action in connection therewith or in relation to the 1999 Plan as it deems necessary or advisable, consistent with the 1999 Plan. Except as otherwise provided herein, the Board may delegate some or all of its power and authority hereunder with respect to matters other than the grant of awards to the Chief Executive Officer or to such other senior member of management as the Board deems appropriate; provided, however, that no such delegation shall be applicable with regard to any matter or action affecting an officer subject to Section 16 of the Exchange Act.

                                   ELIGIBILITY

     All regular full-time employees of the Company and its subsidiaries, including officers, whether or not directors of the Company, shall be eligible to participate in the 1999 Plan if designated by the Board or the Committee; provided, however that Non-Employee Directors are not eligible. It is intended that awards under the 1999 Plan will be made to key officers or management employees of the Company or a subsidiary who are in a position to have significant impact or achievement of the Company's long term objectives. In particular, it is intended that awards under the 1999 Plan will be made to persons not previously employed by the Company as an essential inducement to such persons to enter into an employment relationship with the Company.

                            DESCRIPTION OF INCENTIVES

     Incentives under the ISP may be granted in any one or a combination of (i) Nonqualified Stock Options; (ii) Reload or Stock Appreciation Right features in conjunction with such Nonqualified Options; (iii) Performance Share Awards; and
(iv) Restricted Stock Grants (collectively "Incentives") not qualifying for treatment as statutory incentive stock options. All Incentives shall be subject to the terms and conditions set forth in the 1999 Plan and to such other terms and conditions as may be established by the Committee.

     NON-QUALIFIED STOCK OPTIONS. Non-Qualified Stock Options ("Stock Options") contain the following general features. For a more detailed description of the specific features of Stock Options reference should be made to the full text of the 1999 Plan set forth as Appendix A to this Proxy Statement.

Exercise Price. The exercise price per share with respect to each Non-Qualified Stock Option ("Stock Option) shall not be less than 90% of the fair market value of the Company's Common Stock as of the date such Stock Option is granted.

Period of Option.     The period of each Stock Option shall be fixed at the time of each grant, except that Stock Options shall not be exercisable for more than ten (10) years after the date of grant.

Payment. The exercise price of each Stock Option granted under the 1999 Plan is payable to the Company at the time such Stock Option is exercised either in the form of cash or, in the discretion of the Company, in whole or in part, in the form of shares of Common Stock of the Company already owned by the grantee. (See "Exchange Exercise Feature" below.)

Income Tax Effect. For purposes of federal income tax, a grantee recognizes ordinary income upon the exercise of such option in an amount equal to the difference between the fair market value of the stock as of the date of exercise and the exercise price of the option. At such time, the Company is entitled to a corresponding compensation expense deduction.

     STOCK APPRECIATION RIGHTS. The Company may include with any Stock Option granted hereunder so-called tandem stock appreciation rights allowing the grantee to receive, in lieu of the exercise of such Stock Option, the value of the Stock Option as evidenced by the amount by which the fair market value exceeds the exercise price. In connection with the grant of any such tandem stock appreciation rights, the Stock Option grant shall specify whether such right (if exercised) shall be payable in cash or in shares of the Company's Common Stock or in a combination thereof.

     PERFORMANCE SHARE AWARDS. The Committee may grant Incentives under which payment may be made if the performance of the Company or any subsidiary or division of the Company selected by the Committee meets certain goals established by the Committee during a time period designated by the Committee. Such awards shall be subject to terms and conditions set forth in the 1999 Plan and otherwise prescribed by the Committee.

     RESTRICTED STOCK AWARDS. The Company may issue shares of restricted Common Stock to an employee, subject to certain terms and conditions set forth in the 1999 Plan, including, without limitation, continued employment with the Company for a period of time designated by the Committee ("Restriction Period"). Shares of Common Stock issued in the form of restricted Common Stock will not be transferable by the grantee during the Restriction Period. The Committee can provide that dividends on Restricted Stock awards either be paid to the grantee or accumulated for the benefit of the grantee and paid only after the end of the Restriction Period.

     EXCHANGE EXERCISE FEATURE. The Company may in its discretion permit employees to make payment of the exercise price in respect of outstanding options by delivering to the Company shares of the Company's Common Stock having a current market price equal to the option exercise price.

                         SHARES AVAILABLE FOR INCENTIVES

     The 1999 Plan relates to a maximum of 1,000,000 shares of the Company's Common Stock. As of September 15, 1999, the market price of the Company's
Common  Stock  was  $2.94  per  share.

     As of the date of this Proxy Statement, a non-statutory option to acquire 542,000 of the Company's Common Stock, at an exercise price of $2.00, was issued to Mr. Earl R. Refsland, the Company's recently appointed President and Chief Executive Officer. Mr. Refsland received his award as an inducement to him to enter into an employment contract with the Company.

                              STOCKHOLDER APPROVAL

     PURSUANT TO RULE 4460(I)(1)(A) OF THE NASDAQ MARKET MARKETPLACE RULES, SHAREHOLDER APPROVAL OF A STOCK OPTION PLAN IS NOT REQUIRED FOR BROADLY BASED PLANS THAT INCLUDE EMPLOYEES OTHER THAN OFFICERS AND DIRECTORS. IN ADDITION, SHAREHOLDER APPROVAL IS NOT REQUIRED WHEN A STOCK OPTION PLAN IS DESIGNED SUCH THAT AWARDS MAY BE GRANTED TO PERSONS NOT PREVIOUSLY EMPLOYED BY AN ISSUER AS AN INDUCEMENT ESSENTIAL TO SUCH PERSON'S ENTERING INTO AN EMPLOYMENT CONTRACT WITH THE ISSUER.

     IN ADOPTING AND APPROVING THE 1999 PLAN, THE BOARD OF DIRECTORS HAVE RELIED ON THE FOREGOING EXCEPTIONS TO THE SHAREHOLDER APPROVAL RULE FOUND IN RULE 4460(I)(1)(A). APPROVAL OF THE 1999 PLAN BY THE STOCKHOLDERS WILL GIVE THE BOARD OF DIRECTORS THE FLEXIBILITY TO UTILIZE AWARDS IN OTHER CONTEXTS CONSISTENT WITH THE PROVISIONS OF THE 1999 PLAN. IN THE EVENT THAT THE COMPANY DOES NOT RECEIVE THE REQUISITE NUMBER OF VOTES IN FAVOR OF THE 1999 PLAN IN CONNECTION WITH THE SOLICITATION BEING MADE IN THIS PROXY STATEMENT, THE BOARD OF DIRECTORS HAVE DETERMINED THAT IT IS IN THE BEST INTERESTS OF THE COMPANY TO RETAIN THE 1999 PLAN AND TO OPERATE THE 1999 PLAN IN A MANNER CONSISTENT WITH THE EXCEPTIONS TO RULE 4460(I)(1)(A).

     THE BOARD OF DIRECTORS RECOMMENDS VOTING "FOR" THE ALLIED HEALTHCARE PRODUCTS, INC. 1999 INCENTIVE STOCK PLAN. IF YOU SIGN AND RETURN THE PROXY FORM AND DO NOT SPECIFY OTHERWISE, WE WILL VOTE YOUR SHARES TO APPROVE THE ADOPTION OF THE 1999 INCENTIVE STOCK PLAN.



                                 OTHER BUSINESS

     We do not know of any other matters to be presented at the meeting. If any other matter is properly presented for a vote at the meeting, your shares will be voted by the holders of the proxies using their best judgment.

BOARD  MEETINGS-COMMITTEES  OF  THE  BOARD

          The Board of Directors of the Company held five meetings during the fiscal year ended June 30, 1999. The Board of Directors presently maintains a Compensation Committee, an Audit Committee and a Nominating Committee.

          The Compensation Committee consists of Messrs. Hickey, Weil and Gee. This committee reviews and approves the Company's executive compensation policy, administers the Company's incentive compensation bonus plan and makes recommendations concerning the Company's employee benefit policies and stock option plans in effect from time to time. The Compensation Committee held two meetings during the fiscal year ended June 30, 1999.

          The Audit Committee consists of Messrs. Peck, Weil and Baird. This committee recommends engagement of the Company's independent auditors and is primarily responsible for approving the services performed by the Company's independent auditors and for reviewing and evaluating the Company's accounting principles and its systems of internal accounting controls. The Audit Committee held four meetings during the fiscal year ended June 30, 1999.

          The Nominating Committee consists of Messrs. Lefton, Gee, and Peck. This committee recommends nominees to fill vacancies on the Board of Directors. The Nominating Committee held one meeting during the fiscal year ended June 30, 1999. The Nominating Committee will consider nominees submitted by stockholders for inclusion on the recommended list of nominees submitted by the Company and voted on at the Annual Meeting of Stockholders in 2000 if such nominations are submitted in writing to the Company's headquarters Attention: Nominating Committee, no later than June 1, 2000.

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

HOLDERS  OF  MORE  THAN  FIVE  PERCENT  BENEFICIAL  OWNERSHIP

          The following table sets forth information regarding all persons known to the Company to be the beneficial owners of more than five percent of the Company's Common Stock as of August 31, 1999.

                                                         PERCENT OF
                                          SHARES OWNED  OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER      BENEFICIALLY    SHARES*
----------------------------------------  ------------  ------------
Heartland Advisors, Inc.(1). . . . . . .     1,940,300        24.85%
790 North Milwaukee Street
Milwaukee, WI 53202

John D. Weil(2). . . . . . . . . . . . .     1,342,100        17.19%
200 North Broadway
Suite 825
St. Louis, MO 63102

Washington University(3) . . . . . . . .       601,500         7.70%
Campus Box 1058
One Brookings Drive
St. Louis, MO 63130

Warburg Pincus Asset Management, Inc.(4)       601,500         7.70%
466 Lexington Avenue
New York, New York 10017

Dimensional Fund Advisors Inc.(5). . . .       548,600         7.03%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

T. Rowe Price Associates, Inc.(6). . . .       489,700         6.27%
100 E. Pratt Street
Baltimore, MD 21202

__________________

* All percentages are computed based upon 7,806,682 shares issued and outstanding as of September 30, 1999.

(1)     Information  obtained  from  beneficial  owner.

(2) Includes shares beneficially owned by Mr. Weil in the following capacities: 1,301,600 shares owned by Woodbourne Partners, L.P., a limited partnership whose general partner is controlled by Mr. Weil; 10,000 shares owned by Mr. Weil's son for which he disclaims beneficial ownership; 5,500 shares issuable within 60 days of the date hereof pursuant to the terms of Directors Plans; and 25,000 shares issuable pursuant to warrants exercisable within 60 days from the date hereof pursuant to the Note Purchase Agreement dated August 7, 1997 among the Company, B&F Medical Products, Inc., a Delaware corporation, Bear Medical Systems, Inc., a California corporation, Hospital Systems, Inc., a California corporation Life Support Products, Inc., a California corporation, BiCore Monitoring Systems, Inc., a California corporation and each of the purchasers named therein (the "Note Purchase Agreement").

(3)     Information  obtained  from  beneficial  owner.

(4)     Information  obtained  from  beneficial  owner.

(5)     Information  obtained  from  beneficial  owner.

(6)     Information  obtained  from  beneficial  owner.

BENEFICIAL  OWNERSHIP  OF  MANAGEMENT  AND  NOMINEES

          The following table sets forth information regarding the ownership of Common Stock of the Company for each director, each executive officer named in the Summary Compensation Table and all directors and executive officers as a group as of September 26, 1999.

                                                              SHARES OWNED      PERCENT OF
NAME OF BENEFICIAL OWNER                                      BENEFICIALLY  OUTSTANDINGSHARES+
------------------------------------------------------------  ------------  -------------------
Brent D. Baird(1). . . . . . . . . . . . . . . . . . . . . .       110,000                1.41%
David A. Gee(2). . . . . . . . . . . . . . . . . . . . . . .        17,000                   *
David A. Grabowski(3). . . . . . . . . . . . . . . . . . . .        21,491                   *
James B. Hickey, Jr.(4). . . . . . . . . . . . . . . . . . .         2,000                   *
Thomas A. Jenuleson(5) . . . . . . . . . . . . . . . . . . .             0                   *
Gabriel S. Kohn(6) . . . . . . . . . . . . . . . . . . . . .        43,000                   *
Robert E. Lefton(7). . . . . . . . . . . . . . . . . . . . .        20,000                   *
William A. Peck(8) . . . . . . . . . . . . . . . . . . . . .        18,200                   *
Earl R. Refsland(9). . . . . . . . . . . . . . . . . . . . .             0                   *
John D. Weil(10) . . . . . . . . . . . . . . . . . . . . . .     1,342,100               17.19%
                                                              ------------  -------------------
All directors and executive officers as a group (10 persons)     1,573,791               20.16%
                                                              ============  ===================

__________________

+     All  percentages  are  computed  based upon 7,806,682 shares issued and outstanding as of
September  30,  1999.

*     Less  than  1.00%.

(1)     Represents  50,000  shares  owned  by Mr. Baird, 50,000 shares held by Personal Holding
Company  and  10,000  shares  by  Mr.  Baird's retirement plan. Excludes 10,000 shares issuable pursuant  to options granted under the 1995 Directors Plan which are not currently exercisable.

(2)     Represents 17,000 shares issuable pursuant to options exercisable within 60 days of the date  hereof  pursuant  to the terms of the 1991 Directors Non-Qualified Stock Option Plan (the
"1991  Directors  Plan")  and  the  1995  Directors  Non-Qualified Stock Option Plan (the "1995
Directors  Plan")(the 1991 Directors Plan and the 1995 Directors Plan are collectively referred to  herein  as  the  "Directors  Plans").

(3)     Represents  1,241  shares owned by Mr. Grabowski and 20,250 shares issuable pursuant to options  exercisable  within  60 days of the date hereof pursuant to the terms of the Company's
1991  Employee  Plan  (the  "1991 Employee Plan") and the 1994 Employee Plan (the 1991 Employee
Plan  and  the 1994 Employee Plan are collectively referred to herein as the "Employee Plans").
Excludes  25,500 shares issuable pursuant to options granted under the Employee Plans which are not  currently  exercisable.

(4)     Represents  2,000 shares issuable pursuant to options exercisable within 60 days of the date  hereof  pursuant  to the terms of the 1991 Directors Non-Qualified Stock Option Plan (the
"1991  Directors  Plan")  and  the  1995  Directors  Non-Qualified Stock Option Plan (the "1995
Directors  Plan")(the 1991 Directors Plan and the 1995 Directors Plan are collectively referred to  herein as the "Directors Plans. Excludes 10,000 shares issuable pursuant to options granted under  the  1995  Directors  Plan  which  are  not  currently  exercisable.

(5)     Excludes  30,000  shares  issuable  pursuant to options granted under the 1994 Employee
Plan  which  are  not  currently  exercisable.

(6)     Represents  3,500  shares  owned  by  Mr.  Kohn  and 39,500 shares issuable pursuant to options  exercisable  within  60  days of the date hereof pursuant to the terms of the Employee
Plans.  Excludes  10,500  shares  issuable pursuant to options granted under the Employee Plans which  are  not  currently  exercisable.

(7)     Represents  500  shares  owned  by  Dr.  Lefton  and 19,500 shares issuable pursuant to options  exercisable  within  60 days of the date hereof pursuant to the terms of the Directors
Plans.

(8)     Represents  1,200  shares  owned  by  Dr.  Peck  and 17,000 shares issuable pursuant to options  exercisable  within  60 days of the date hereof pursuant to the terms of the Directors
Plans.  Excludes  500 shares issuable pursuant to options granted under the 1991 Directors Plan which  are  not  currently  exercisable.

(9)     Excludes  542,000  shares issuable pursuant to options granted under the 1999 Incentive
Stock  Plan  which  are  not  currently  exercisable.

(10)     See  information  under  the  heading  "Holders  of  More Than Five Percent Beneficial
Ownership."

          No agreements, formal or informal, exist among the various executive officers and directors with respect to the voting of the shares.

                               EXECUTIVE OFFICERS

          The following provides certain information regarding the executive officers of the Company who are appointed by and serve at the pleasure of the Board of Directors:

NAME                       AGE                     POSITION(S)
-------------------------  ---  --------------------------------------------------
David A. Grabowski. . . .   47  Vice President - Sales and Marketing(1)
Thomas A. Jenuleson     .   53  Vice President-Finance, Chief Financial Officer
                                Secretary & Treasurer(2)
Gabriel S. Kohn . . . . .   53  Vice President - Engineering(3)
Earl R. Refsland. . . . .   56  Director, President and Chief Executive Officer(4)

________________
(1) Mr. Grabowski has been Vice President - Sales and Marketing of the Company since January 1997. He previously held the position of Vice President - International Sales of the Company from 1996 to 1997. Prior to that time, Mr. Grabowski held the position of Director of Marketing of the Company from 1990 to 1996.

(2) Mr. Jenuleson has been Vice President - Finance, Chief Financial Officer, Secretary and Treasurer since March, 1999.

(3) Mr. Kohn has been Vice President - Engineering of the Company since 1990. He previously was Director of Engineering of the Company from 1988 to 1990.

(4) Mr. Refsland has been Director, President and Chief Executive Officer of the Company since September, 1999.

                             EXECUTIVE COMPENSATION

          The following table summarizes the compensation paid or accrued by the Company for services rendered during the fiscal years ended June 30, 1999 by the Chief Executive Officer and each of the Company's executive officers whose total salary and bonus exceeded $100,000 during such fiscal year (the "Named Executive Officers").

                                      SUMMARY COMPENSATION TABLE

                                                      ANNUAL
                                                  COMPENSATION(1)
                                                  ---------------

                                             FISCAL                      STOCK OPTION    ALL OTHER
NAME & PRINCIPAL POSITION                     YEAR   SALARY(2)   BONUS      AWARDS     COMPENSATION
-------------------------------------------  ------  ---------  -------  ------------  -------------
                                                                          (In Shares)
Uma N. Aggarwal(9). . . . . . . . . . . . .    1999  $ 225,000       --            --  $   16,829(3)
President and Chief Executive Officer . . .    1998    225,000  $15,000            --     102,318(4)
                                               1997    134,135       --       200,000         608(5)

Barry F. Baker(10). . . . . . . . . . . . .    1999     22,272       --            --      62,511(6)
Vice President - Finance , Chief Financial.    1998    128,942   10,000        10,000       6,068(7)
Officer, Secretary and Treasurer. . . . . .    1997    114,319       --        15,000       3,286(7)

David A. Grabowski(11). . . . . . . . . . .    1999    155,000       --            --      18,124(8)
Vice President - Sales and Marketing. . . .    1998    162,360   10,000        15,000      12,134(8)
                                               1997    136,355   10,000        20,000       3,575(8)

Gabriel S. Kohn(11) . . . . . . . . . . . .    1999    135,000       --            --      11,766(7)
Vice President - Engineering. . . . . . . .    1998    125,481   10,000         9,000      11,024(7)
                                               1997    115,279       --         6,000       7,510(7)

_____________________

(1)     Excludes  certain  personal benefits, the total value of which was less than 10% of the total annual salary and  bonus  for  each  of  the  executives.

(2)     Includes  amounts  deferred  under  the  401(k)  feature  of  the  Company's  Retirement  Savings  Plan

(3)     The  amount  shown  represents  matching contributions under the 401(k) feature of the Company's Retirement
Savings  Plan,  term  life  and disability insurance premiums and also reflects Mr. Aggarwal's car allowance in the amount  of  $6,703  for  fiscal  1999.

(4)     The  amount  shown  represents  the  amount  paid  for  relocation  reimbursement; term life and disability insurance  premiums;  matching contributions under the 401(k) feature of the Company's Retirement Savings Plan; and
value  realized  on  Stock  Options.

(5)     The  amount  shown  represents  the  amount  paid  for  term  life  and  disability  insurance  premiums.

(6)     The  amount  shown  represents  matching contributions under the 401(k) feature of the Company's Retirement
Savings  Plan;  term  life and disability insurance premiums and also reflects Mr. Baker's severance package in the amount  of  $60,000.

(7)     The  amount  shown represents the amounts paid for term life and disability insurance premiums and matching contributions  under  the  401(k)  feature  of  the  Company's  Retirement  Savings  Plan.

(8)     The  amount  shown  represents  matching contributions under the 401(k) feature of the Company's Retirement
Savings  Plan,  term  life and disability insurance premiums and also reflects Mr. Grabowski's car allowance in the amount  of  $10,099  for  fiscal  1999.

(9)     Mr.  Aggarwal  resigned  as  President  and  Chief  Executive  Officer  of  the  Company  on July 28, 1999.

(10)     Mr.  Baker  resigned as Vice President - Finance, Chief Financial Officer, Treasurer, and Secretary of the
Company  on  August  14,  1998.

(11)     In  fiscal 1999, the Company entered into "change-in-control" severance agreements with David A. Grabowski and  Gabriel  S. Kohn. If an individual is terminated without cause within two years of a "change-in-control" event
(as  defined  in  each  agreement),  such  individual is entitled to receive a severance benefit of one year's base salary.  This  agreement  commenced  on February 11, 1999 for David A. Grabowski and Gabriel S. Kohn and expires on
December  31,  2000.

OPTIONS

          The following table sets forth information concerning options granted during the fiscal year ended June 30, 1999 under the Company's stock option plans to the Named Executive Officers.

                              OPTION GRANTS IN LAST FISCAL YEAR


                                      INDIVIDUAL GRANTS
                                      -----------------

                                                                  POTENTIAL REALIZABLE VALUE AT
                   NUMBER OF  PERCENTAGE OF                         ASSUMED ANNUAL RATES OF
                  SECURITIES  TOTAL OPTIONS                         STOCK PRICE APPRECIATION
                  UNDERLYING   GRANTED TO     PER SHARE                FOR OPTION TERM(2)
                                                                    ------------------------
                     OPTIONS   EMPLOYEES IN   EXERCISE  EXPIRATION
NAME                 GRANTED  FISCAL 1999(1)   PRICE       DATE         5%           10%
-------------------  -------  --------------  --------  ----------  -----------  -----------
David A. Grabowski.       --             --         --          --          --           --
Thomas A. Jenuleson   30,000            100%     1.875       04/09  $35,375.00   $89,648.00
Gabriel S. Kohn . .       --             --         --          --          --           --

______________________

(1)     No options were granted to employees under the 1991 Employee Plan and 30,000 options were  granted  to employees under the 1994 Employee Plan for a total of 30,000 during fiscal
1999, the purpose of which is to provide a financial incentive to key employees who are in a position  to  make significant contributions to the Company. Options granted pursuant to the
1994  Employee  Plan  have an exercise price equal to the market price on the date of grant.
Generally,  options  become  exercisable  with  respect  to one-fourth of the shares covered thereby  on  each  anniversary  of  the  date of grant, commencing on the second anniversary thereof.

(2)     Potential  realizable  value  is calculated based on an assumption that the price of the  Company's  Common  Stock  appreciates at the annual rate shown (5% and 10%), compounded annually,  from  the date of grant of the option until the end of the option term. The value is  net  of  the  exercise  price  but  is not adjusted for the taxes that would be due upon exercise.  The  5%  and  10%  assumed rates of appreciation are mandated by the rules of the
Securities and Exchange Commission (the "SEC") and do not in any way represent the Company's estimate  or  projection  of  future  stock  prices.

     The following table sets forth information concerning option exercises and the value of unexercised options held by the Named Executive Officers as of June 30, 1999.

                                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1999 AND
                                            FISCAL YEAR-END OPTION VALUES
                                                                          VALUE OF UNEXERCISED,
                                              NUMBER OF UNEXERCISED           IN-THE-MONEY
                                                   OPTIONS AT                  OPTIONS AT
                                                  JUNE 30, 1999               JUNE 30, 1999
                                            --------------------------  --------------------------
                       SHARES
                      ACQUIRED     VALUE
NAME                 ON EXERCISE  REALIZED  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
-------------------  -----------  --------  -----------  -------------  -----------  -------------
David A. Grabowski.           --        --       14,750         31,000        --(1)          --(1)
Thomas A. Jenuleson           --        --           --         30,000           --          --(1)
Gabriel S. Kohn               --        --       33,875         16,125        --(1)          --(1)

(1)     No  options  held  by  this  officer  at  June  30,  1999  were  in-the-money.

COMPENSATION  OF  DIRECTORS

          Each director who is not an employee of the Company is entitled to receive an annual fee of $10,000 for his services as a director and additional fees of $750 for attendance at each meeting of the Board of Directors and $300 for attendance at each meeting of committees of the Board of Directors. Directors are also entitled to reimbursement for their expenses in attending meetings.

          1991 DIRECTORS PLAN. The Company's 1991 Directors Plan provides for the granting of options to the Company's directors who are not employees of the Company, for up to 100,000 shares of Common Stock (subject to adjustment in the event of a reorganization, merger, consolidation, stock split, dividend payable in Common Stock, split-up, combination or other exchange of shares).

          The 1991 Directors Plan is administered by a Stock Option Committee of two or more members of the Board of Directors. Directors are not eligible to serve on such committee if such director has been granted an option under the plan during the twelve-month period preceding appointment to the committee, and no option may be granted to a director while serving on the committee.

          Options granted or to be granted under the 1991 Directors Plan may not be exercised for a period of two years from the date of grant and thereafter become exercisable on a cumulative basis in 25% increments beginning on the second anniversary of the date of grant and concluding on the fifth anniversary of the date of grant. All options granted under the 1991 Directors Plan expire ten years from the date of grant.

          Options granted or to be granted under the 1991 Directors Plan are nontransferable, and the exercise price must be equal to the fair market value of the Common Stock on the date of grant as determined pursuant to the 1991 Directors Plan. Upon exercise, the exercise price must be paid in full in cash or such other consideration as the Stock Option Committee may permit, subject to approval by a majority of the directors who have not been granted options under any plan of the Company during the previous twelve months.

          The 1991 Directors Plan provides for the grant of options thereunder for the purchase of 10,000 shares of Common Stock to each eligible director on the date of the Company's initial public offering, each eligible director who subsequently becomes a director, and an additional option to the Chairman of the Board (provided he is an eligible director) with respect to 5,000 shares of Common Stock on the date he is elected to such office. In connection with the adoption of the 1995 Directors Plan, the 1991 Directors Plan was terminated in November 1995.

          1995 DIRECTORS PLAN. The 1995 Directors Plan provides for the granting of non-qualified stock option for up to 150,000 shares of Common Stock (subject to adjustment in the event of a reorganization, merger, consolidation, stock split, dividend payable in Common Stock, split-up, combination or other exchange of shares) to the members of the Board of Directors who are not employees of the Company or any of its subsidiaries.

          Pursuant to the express terms of the 1995 Directors Plan, options to purchase 10,000 shares of Common Stock are granted to each eligible director on the date such person is first elected to the Board of Directors of the Company. An option to purchase an additional 5,000 shares of Common stock is granted to each eligible director on the date such person is first elected to serve as Chairman of the Board of the Company. These options may not be exercised for a period of two years from the date of grant and thereafter become exercisable on a cumulative basis in 25% increments beginning on the second anniversary of the date of grant and concluding on the fifth anniversary thereof.

          In addition, the 1995 Directors Plan provides that options to purchase 1,000 shares of Common stock are granted to each eligible director on the date such person is re-elected to the Board of Directors by the vote of the stockholders, at the annual or other meeting at which directors are elected, and that options to purchase 500 shares of Common Stock are granted to each eligible director on the date such person is elected or re-elected to serve as Chairman of a Committee maintained by the Board of Directors from time to time. These options may not be exercised for a period of one year from the date of grant and thereafter are exercisable in full.

          In recognition of their past service to the Company, the 1995 Directors Plan also provided for the grant of options to purchase 3,000 shares of Common Stock to each eligible director who was serving on the Board of Directors at June 1, 1995 and provided for the grant of options to purchase 500 shares of Common Stock to each eligible director serving as Chairman of a Committee maintained by the Board of Directors at June 1, 1995. Options granted to such directors were not exercisable until June 1, 1996, at which time they became exercisable in full.

          Other options may be granted under the 1995 Directors Plan from time to time pursuant to terms determined by the Board of Directors of the Company. All options granted under the 1995 Directors Plan are nontransferable and subject to certain limitations upon the removal or resignation of the director, as set forth in the 1995 Directors Plan, and expire ten years from the date of grant. No payments or contributions are required to be made by the directors other than in connection with the exercise of options. The 1995 Directors Plan will terminate on November 9, 2005 and no further options may be granted after such date.

          The purchase price for shares of Common Stock to be purchased upon the exercise of options is equal to the last reported sales price per share of Common Stock on the Nasdaq National Market on the date of grant (or the last reported sales price on such other exchange or market on which the Common Stock is traded from time to time). Upon exercise of an option, the exercise price must be paid in full in cash or in kind or a combination thereof, by delivery of shares having a fair market value, or surrender of currently exercisable options having a value on the date of exercise, equal to the portion of the exercise price so paid, as determined by the Board of Directors.

          As adopted, the 1995 Directors Plan was intended to provide formula awards in accordance with certain then-applicable exemptive rules of the SEC and is administered by the Board of Directors, which may delegate administration thereof to a committee of the Board. The Board may, in its discretion, terminate or suspend the 1995 Directors Plan at any time. The Board may also amend or revise the 1995 Directors Plan, or the terms of any option granted under the 1995 Directors Plan, without stockholder approval, provided that such amendment or revision does not, except as otherwise permitted, increase the number of shares reserved for issuance under the 1995 Directors Plan, change the purchase price established or expand the category of individuals eligible to participate in such plan. No amendment, suspension or termination will alter or impair any rights or obligations under any option previously granted with the consent of the grantee. The Company receives no consideration for the grant of options under the 1995 Directors Plan.

          The following table sets forth information with respect to options outstanding under the Directors Plans:

                      DATE OF   NUMBER OF  EXERCISE PRICE
NAME                   GRANT     SHARES       PER SHARE
--------------------  --------  ---------  ---------------
Brent D. Baird . . .  04/01/99     10,000  $         1.875

David A. Gee . . . .  01/13/92     10,000             8.00
                      11/09/95      4,000            18.25
                      11/14/96      1,000             7.13
                      11/17/97      1,000             7.63
                      11/16/98      1,000             2.50

James B. Hickey, Jr.  02/09/98     10,000             7.25
                      02/09/98        500             7.25
                      11/16/98      1,500             2.50

Robert E. Lefton . .  08/05/92     10,000             8.13
                      11/09/95      5,000            18.25
                      11/14/96      1,500             7.13
                      11/17/97      1,500             7.63
                      11/16/98      1,500             2.50

William A. Peck. . .  04/29/94     10,000            15.75
                      11/09/95      4,000            18.25
                      11/14/96      1,000             7.13
                      11/17/97      1,000             7.63
                      11/16/98      1,000             2.50
                      04/01/99        500            1.875

John D. Weil . . . .  08/04/97     10,000             7.00
                      11/17/97      1,000             7.63
                      02/09/98        500             7.25
                      11/16/98      1,500             2.50
                      04/01/99      5,000            1.875
                                ---------

Total                              94,000
                                =========

INDEMNIFICATION  AND  LIMITATION  OF  LIABILITY

          The Company's Amended and Restated Certificate of Incorporation provides that the Company's directors are not liable to the Company or its stockholders for monetary damages for breach of their fiduciary duties, except under certain circumstances, including breach of the director's duty of loyalty, acts or omissions not in good faith or involving intentional misconduct or a knowing violation of law or any transaction from which the director derived improper personal benefit. The Company's By-laws provide for the indemnification of the Company's directors and officers, to the full extent permitted by the Delaware General Corporation Law.

BOARD  COMPENSATION  COMMITTEE  REPORT  ON  EXECUTIVE  COMPENSATION

          The Compensation Committee, composed entirely of non-employee, independent members of the Board of Directors, reviews, recommends and approves changes to the Company's compensation policies and program for the chief executive officer, other senior executives and certain key employees. In addition to the delegated authority in areas of compensation, the Committee administers the Company's stock option plans and agreements and recommends to the Board of Directors annual or other grants to be made in connection therewith.

          In the Committee's discharge of its responsibilities, it considers the compensation, primarily of the chief executive officer and the Company's other executive officers, and sets overall policy and considers in general the basis of the levels of compensation of other key employees.

          POLICY AND OBJECTIVES. Recognizing its role as a key representative of the stockholders, the Committee seeks to promote the interests of stockholders by attempting to align management's remuneration, benefits and perquisites with the economic well-being of the Company. Since the achievement of operational objectives should, over time, represent the primary determinant of share price, the Committee links elements of compensation of executive officers and certain key employees with the Company's operating performance. In this way, objectives under a variety of compensation programs should eventually reflect the overall performance of the Company. By adherence to the above program, the compensation process should provide for enhancement of stockholder value. Basically, the Committee seeks the successful implementation of the Company's business strategy by attracting and retaining talented managers motivated to accomplish these stated objectives. The Committee attempts to be fair and competitive in its views of compensation. Thus, rewards involve both business and individual performance. The key ingredients of the program consist of base salary, annual cash incentives and long range incentives consisting of stock options.

          BASE SALARY. Base salaries for the chief executive officer, as well as other executive officers of the Company, are determined primarily based on performance. Generally, the performance of each executive officer is evaluated annually and salary adjustments are based on various factors including revenue growth, earnings per share improvement, increases in cash flow, new product development, market appreciation for publicly traded securities, reduction of debt and personal performance. In addition, the Committee compares salary data for similar positions in companies that match the Company's size in sales and earnings and utilizes such data as a factor in setting base salaries. Specific reference is made to the annual salary survey published by the Health Industry Manufacturers Association. Validation of this data is performed by an independent nationally-recognized compensation consultant. The Committee approves base salary adjustments for the executive officers, including the chief executive officer.

          CASH INCENTIVE COMPENSATION. To reward performance, the chief executive officer and other executive officers are eligible for annual cash bonuses. The actual amount of incentive compensation paid to each executive officer is predicated on an assessment of each participant's relative role in achieving the annual financial objectives of the Company as well as each such person's contributions of a strategic nature in maximizing stockholder value.

          STOCK-BASED INCENTIVES. The Company's Employee Plans provide a long term incentive program for the chief executive officer, other executive officers and certain other key employees. The basic objective of these plans is the specific and solid alignment of executive and stockholder interests by forging a direct relationship between this element of compensation and the stockholders' level of return. These programs represent a desire by the Company to permit executives and other key employees to obtain an ownership position and a proprietary interest in the Company's Common Stock.

          Under these plans, approved by the stockholders, the Committee periodically recommends to the Board of Directors grants of stock options by the Board of Directors. Generally, the Committee attempts to reflect the optionee's potential impact on corporate financial and operational performance in the award of stock options.

                         Compensation  Committee
                         David  A.  Gee
                         James  B.  Hickey,  Jr.
                         John  D.  Weil

PERFORMANCE  GRAPH

                     COMPARISON OF CUMULATIVE TOTAL RETURNS

          The following table presents the cumulative return for the Company, the CRSP Index for Nasdaq Stock Market (US Companies) and an index comprised of three companies which the Company believes to present a representative peer group of the Company. The Nasdaq and the peer group data have been provided by the Center for Research in Security Prices, Chicago, Illinois, without independent verification by the Company.

                                [GRAPHIC OMITTED]

                Comparison of Five-Year Cumulative Total Returns
                              Performance Chart for
                        Allied Healthcare Products, Inc.

Prepared by the Center for Research in Security Prices
Produced on 07/28/1999 including data to 06/30/1999

                              NASDAQ
DATE        COMPANY INDEX  MARKET INDEX  PEER INDEX
06/30/1994        100.000       100.000     100.000
07/29/1994         98.276       102.054      99.655
08/31/1994        108.621       108.556     115.206
09/30/1994        103.862       108.280     110.970
10/31/1994        114.248       110.392     111.882
11/30/1994        117.710       106.734     116.864
12/30/1994        114.756       107.024     121.629
01/31/1995        112.148       107.639     128.097
02/28/1995        109.540       113.329     134.486
03/31/1995        107.427       116.693     136.721
04/28/1995        113.540       120.368     137.964
05/31/1995        101.313       123.482     143.685
06/30/1995        114.029       133.482     141.322
07/31/1995        107.012       143.284     139.692
08/31/1995        112.275       146.193     136.505
09/29/1995        128.941       149.559     148.339
10/31/1995        133.327       148.697     133.932
11/30/1995        124.555       152.185     137.823
12/29/1995        112.766       151.380     133.917
01/31/1996         82.372       152.137     147.170
02/28/1996         88.099       157.937     129.870
03/31/1996         93.869       158.467     140.933
04/28/1996         76.158       171.595     140.478
05/31/1996         81.471       179.468     144.376
06/30/1996         66.014       171.378     137.965
07/31/1996         49.957       156.122     156.798
08/31/1996         46.388       164.878     159.907
09/29/1996         51.741       177.482     147.961
10/31/1996         48.172       175.517     147.116
11/30/1996         49.957       186.407     144.714
12/29/1996         52.633       186.251     149.569
01/31/1997         58.877       199.468     152.662
02/28/1997         58.877       188.436     142.730
03/31/1997         52.633       176.149     134.254
04/28/1997         49.064       181.634     112.472
05/31/1997         43.712       202.209     125.551
06/30/1997         46.388       208.424     143.267
07/31/1997         50.849       230.386     132.333
08/31/1997         49.957       230.041     136.931
09/29/1997         55.309       243.681     151.190
10/31/1997         55.309       230.987     148.579
11/30/1997         56.424       232.218     146.544
12/29/1997         55.309       228.224     145.596
01/31/1998         51.741       235.446     137.620
02/28/1998         49.956       257.586     149.922
03/31/1998         47.280       267.090     128.824
04/28/1998         42.820       271.588     128.874
05/31/1998         37.467       256.513     122.183
06/30/1998         34.791       274.429     118.389
07/31/1998         22.302       271.209     108.857
08/31/1998         17.842       217.660      82.644
09/29/1998         14.273       247.874      94.878
10/31/1998         15.611       258.590      96.158
11/30/1998         17.842       284.697     101.783
12/29/1998         11.597       321.591     102.504
01/31/1999         14.273       368.289      98.996
02/28/1999         11.151       335.254      92.780
03/31/1999         13.827       359.461      90.563
04/28/1999         13.381       369.058      89.772
05/31/1999         13.381       360.420      96.571
06/30/1999         12.378       392.512      98.279

Companies in the Self-Determined Peer Group
GRAHAM FIELD HEALTH PRODS INC     INVACARE CORP     SUNRISE MEDICAL INC


             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other equity securities of the Company. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms which they file.

          To the Company's knowledge, based solely on review of information furnished to the Company, reports filed through the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent beneficial owners were complied with during the year ended June 30, 1999.

                                OTHER INFORMATION

          On August 21, 1996, the Board of Directors entered into a Rights Agreement pursuant to which one preferred stock purchase right (a "Right") per share of Common Stock was distributed as a dividend to stockholders of record on the close of business on September 4, 1996. Each Right, when exercisable, will entitle the holder thereof to purchase one one-hundredth of a share of Series A Preferred Stock at a price of $40.00 per share. The Rights will be exercisable only if a person or group acquires 25% or more of the outstanding shares of Common Stock of the Company or announces a tender offer following which it would hold 25% or more of such outstanding Common Stock. The Rights entitle the holders, other than the acquiring person, to purchase Common Stock having a market value of two times the exercise price of the Right. If, following the acquisition by a person or group of 25% or more of the Company's outstanding shares of Common Stock, the Company were acquired in a merger or other business combination, each Right would be exercisable for that number of the acquiring company's shares of common stock having a market value of two times the exercise price of the Right. The Company may redeem the Rights at one cent per Right at any time until ten days following the occurrence of an event that causes the Rights to become exercisable for Common Stock. The Rights expire in ten years.

          For more information concerning the Rights Agreement and the Rights, reference is hereby made to the Company's Current Report on Form 8-K dated August 7, 1996 which was filed with the SEC.

                             SOLICITATION OF PROXIES

          The cost of soliciting proxies will be borne by the Company. In addition to solicitation by mail, proxies may be solicited by officers, directors and regular employees of the Company personally or by telephone or facsimile for no additional compensation. Arrangements will be made with brokerage houses and other custodians, nominees and fiduciaries to forward solicitation material to beneficial owners of the stock held of record by such persons, and the Company will reimburse such persons for their reasonable out-of-pocket expenses incurred by them in so doing.

                  STOCKHOLDER PROPOSALS FOR 2000 ANNUAL MEETING

          The rules of the SEC currently provide that stockholder proposals for the 2000 Annual Meeting must be received at the Company's principal executive office not less than 120 calendar days prior to the anniversary date of the release of the Company's proxy statement to stockholders in connection with the 1999 Annual Meeting to be considered by the Company for possible inclusion in the proxy materials for the 2000 Annual Meeting.

                              FINANCIAL INFORMATION

          The Company's 1999 Annual Report is being mailed to the stockholders on or about the date of mailing this Proxy Statement. The Company will provide without charge to any record or beneficial stockholder as of September 30, 1999, who so requests in writing, a copy of such 1999 Annual Report or the Company's 1999 Annual Report on Form 10-K (without exhibits), including the financial statements and the financial statement schedules, filed with the SEC. Any such request should be directed to Allied Healthcare Products, Inc., 1720 Sublette Avenue, St. Louis, Missouri 63110, Attention: Chief Financial Officer.

                                  OTHER MATTERS

          The Board of Directors of the Company is not aware of any other matters to come before the meeting. If any other matters should come before the meeting, the persons named in the enclosed proxy intend to vote the proxy according to their best judgment.

          You are urged to complete, sign, date and return your proxy to make certain your shares of Common Stock will be voted at the 1999 Annual Meeting. For your convenience in returning the proxy, an addressed envelope is enclosed, requiring no additional postage if mailed in the United States.

                         By  Order  of  the  Board  of  Directors,



                         Earl  R.  Refsland
                         Chief  Executive  Officer


October  1,  1999


                                               INDEX TO EXHIBITS


EXHIBIT
   NO.                                                   DESCRIPTION
-------------  ------------------------------------------------------------------------------------------------
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
