Form 10-Q
period 1999-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 1999-11-15
CIK 874710

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

(Mark  One)

 X     Quarterly  report  pursuant  to  Section  13  or  15(d) of the Securities
---    Exchange  Act  of  1934

For  the  quarterly  period  ended  September  30,  1999

     Transition  report  pursuant  to  Section  13  or  15(d)  of the Securities
---    Exchange  Action  of  1934

For  the  transition  period  from  to  ____________  to  ____________


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

                                 Yes   X   No
                                      ---      ---

     The number of shares of common stock outstanding at November 4, 1999 is 7,806,682 shares.


                                      INDEX


                                                                                    Page
Part I - Financial Information                                                      Number


Item 1.  Financial Statements
         Consolidated Statement of Operations -                                         3
         three months ended September  30, 1999 and 1998 (Unaudited)

         Consolidated Balance Sheet -                                                 4-5
         September 30, 1999  (Unaudited) and
         June 30, 1999

         Consolidated Statement of Cash Flows -                                         6
         three months ended September 30, 1999 and 1998 (Unaudited)

         Consolidated Statement of Changes in                                           7
         Stockholders' Equity - three months ended September 30, 1999  (Unaudited)

         Notes to Consolidated Financial Statements                                  8-12

Item 2.  Management's Discussion and Analysis of                                    13-22
         Financial Condition and Results of Operations

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                              23

         Signature                                                                     24

PART  I.   FINANCIAL  INFORMATION
          ITEM  1.   FINANCIAL  STATEMENTS

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                  Three months ended
                                                     September 30,
                                               ---------------------------
                                                   1999          1998
                                               ------------  -------------
Net sales                                      $16,067,519   $ 17,859,103
Cost of sales                                   12,041,291     13,452,490
Gross profit                                     4,026,228      4,406,613

Selling, general and administrative expenses     4,642,783      4,877,348
Provision for product recall                       300,000              0
Provision for restructuring and consolidation            0        972,850


                                               ------------  -------------
Loss from operations                              (916,555)    (1,443,585)

Other expenses:
  Interest expense                                 439,143        533,664
  Other, net                                        14,329         18,946
                                               ------------  -------------
                                                   453,472        552,610
                                               ------------  -------------

Loss before benefit for income taxes            (1,370,027)    (1,996,195)

Benefit for income taxes                          (466,469)      (716,938)
                                               ------------  -------------
Net loss                                         ($903,558)   ($1,279,257)
                                               ============  =============


Basic and diluted loss per share                    ($0.12)        ($0.16)
                                               ============  =============

Weighted average shares                          7,806,682      7,806,682
                                               ============  =============

          See accompanying Notes to Consolidated Financial Statements.


                          ALLIED HEALTHCARE PRODUCTS, INC.
                             CONSOLIDATED BALANCE SHEET
                                       ASSETS


                                                         September 30,    June 30,
                                                            1999          1999
                                                        --------------  -----------
                                                         (Unaudited)
Current Assets:
   Cash                                                 $      472,957  $   587,457
   Accounts receivable, net of allowance for doubtful
      accounts of $902,594 and $834,883, respectively       11,181,485   12,601,165
   Inventories                                              18,388,762   17,499,822
   Income taxes receivable                                   2,102,335    1,635,866
   Other current assets                                        493,989      138,360

                                                        --------------  -----------
      Total current assets                                  32,639,528   32,462,670
                                                        --------------  -----------

   Property, plant and equipment, net                       13,717,997   14,287,037
   Goodwill, net                                            27,006,800   27,210,653
   Other assets, net                                           288,747      314,828

                                                        --------------  -----------
      Total assets                                      $   73,653,072  $74,275,188
                                                        ==============  ===========

          See accompanying Notes To Consolidated Financial Statements.

                                   (CONTINUED)

                                ALLIED HEALTHCARE PRODUCTS, INC.
                                   CONSOLIDATED BALANCE SHEET
                                          (CONTINUED)
                              LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                   September 30,     June 30,
                                                                       1999           1999
                                                                 ---------------  -------------
                                                                   (Unaudited)
Current liabilities:
   Accounts payable                                              $    4,826,731   $  5,434,303
   Current portion of long-term debt                                    935,157        907,649
   Accrual for product recall                                           751,358        594,725
   Other current liabilities                                          3,266,334      2,906,636

                                                                 ---------------  -------------
      Total current liabilities                                       9,779,580      9,843,313
                                                                 ---------------  -------------

Long-term debt                                                       16,675,360     16,330,185

Deferred income tax liability-noncurrent                                182,608        182,608

Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.01 par value; 1,500,000 shares
    authorized; no shares issued and outstanding; which
    includes Series A preferred stock; $.01 par value; 200,000 shares authorized; no shares issued and outstanding
   Common stock; $.01 par value; 30,000,000 shares
    authorized; 7,806,682 shares issued and outstanding
    at September 30, and June 30, 1999, respectively                    101,102        101,102
   Additional paid-in capital                                        47,014,621     47,014,621
   Common stock in treasury, at cost                                (20,731,428)   (20,731,428)
   Retained earnings                                                 20,631,229     21,534,787

                                                                 ---------------  -------------
      Total stockholders' equity                                     47,015,524     47,919,082

                                                                 ---------------  -------------
      Total liabilities and stockholders' equity                 $   73,653,072   $ 74,275,188
                                                                 ---------------  -------------

          See accompanying Notes To Consolidated Financial Statements.


                            ALLIED HEALTHCARE PRODUCTS, INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (UNAUDITED)


                                                                 Three months ended
                                                                   September 30,
                                                            ----------------------------
                                                                1999           1998
                                                            -------------  -------------
Cash flows from operating activities:
   Net loss                                                    ($903,558)   ($1,279,257)
   Adjustments to reconcile net loss to net
       cash (used in) provided by operating activities:

      Depreciation and amortization                              884,825      1,038,334
      Provision for restructuring and consolidation                    0        827,738
      Provision for product recall                               156,633              0
      Decrease in accounts receivable, net                     1,419,680      1,261,598
      Decrease (increase) in inventories                        (888,940)     1,099,993
      Increase in income taxes receivable                       (466,469)             0
      Increase in other current assets                          (355,629)       (80,552)
      Decrease in accounts payable                              (607,572)      (403,039)
      Increase (decrease) in accrued income taxes                186,424       (721,186)
      Increase (decrease) in other current liabilities           173,274       (289,505)
                                                            -------------  -------------
       Net cash (used in) provided by operating activities      (401,332)     1,454,124
                                                            -------------  -------------

Cash flows from investing activities:
   Capital expenditures, net                                     (85,851)      (358,679)
                                                            -------------  -------------

       Net cash used in investing activities                     (85,851)      (358,679)
                                                            -------------  -------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                            0      5,000,000
   Payments of long-term debt                                   (224,160)    (6,008,240)
   Borrowings under revolving credit agreement                19,427,295     24,880,849
   Payments under revolving credit agreement                 (18,830,452)   (25,510,134)
   Debt issuance costs                                                 0         (1,750)

                                                            -------------  -------------
       Net cash provided by (used in) financing activities       372,683     (1,639,275)
                                                            -------------  -------------

   Net decrease in cash and equivalents                         (114,500)      (543,830)
   Cash and equivalents at beginning of period                   587,457      1,194,813

                                                            -------------  -------------
   Cash and equivalents at end of period                    $    472,957   $    650,983
                                                            =============  =============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                             $    465,754   $    621,945
       Income taxes                                         $     54,050   $      8,941

          See accompanying Notes To Consolidated Financial Statements.


                            ALLIED HEALTHCARE PRODUCTS, INC.
                          CONSOLIDATED STATEMENT OF CHANGES IN
                                  STOCKHOLDERS' EQUITY
                                      (UNAUDITED)



                                                Additional
                         Preferred     Common     paid-in      Treasury       Retained
                           stock       stock      capital        stock        earnings
                        ------------  --------  -----------  -------------  ------------
Balance, June 30, 1999  $         0   $101,102  $47,014,621  ($20,731,428)  $21,534,787

Net loss for the
   three months ended
   September 30, 1999                                                          (903,558)

Balance,
   September 30, 1999   $         0   $101,102  $47,014,621  ($20,731,428)  $20,631,229

          See accompanying Notes To Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Unaudited  Financial  Statements

     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K for the year ended June 30, 1999.

2.  Inventories

     Inventories  are  comprised  as  follows:

                   September 30, 1999   June 30, 1999
                      (Unaudited)
Work-in progress  $          1,147,025  $      779,027
Component Parts             13,098,072      13,848,272
Finished Goods               4,143,665       2,872,523
                  --------------------  --------------
                  $         18,388,762  $   17,499,822
                  ====================  ==============

The above amounts are net of a reserve for obsolete and excess inventory of approximately $1.9 million at September 30, 1999 and June 30, 1999.

3.     Litigation  and  Contingencies

     The Company becomes, from time to time, a party to personal injury litigation arising out of incidents involving the use of its products. More specifically there have been lawsuits filed against the Company alleging that its aluminum oxygen pressure regulator, marketed under its Life Support Products label, has caused fires that have led to personal injury. The Company believes, based on preliminary findings, that its products did not cause the fires. However, the Company intends to defend these claims in cooperation with its insurers. Based on the progression of certain cases the Company has recorded a $0.4 million charge to operations in the first quarter of fiscal 2000 for cumulative amounts estimated to be payable by the Company under its self-insurance retention for legal costs associated with defending these claims. The Company believes that any potential judgements resulting from these claims over its self-insurance retention would be covered by the Company's product liability insurance.

4.    Senior  Management  Change

     On July 28, 1999 the Company's President, Chief Executive Officer and Director Uma Nandan Aggarwal resigned. Subsequently on August 24, 1999 the Company announced Earl R. Refsland as President, Chief Executive Officer and Director of the Company. As a result of Mr. Aggarwal's resignation, the Company has recorded a $0.2 million charge to operations in the first quarter of fiscal year 2000 per terms of a mutually accepted departure agreement.

5.   Sale  of  Headwall  Products  Division

     On May 28, 1999, the Company sold the assets of Hospital Systems, Inc. ("HSI") to David Miller (former General Manager-Hospital Systems, Inc.) for $0.5 million. The net proceeds of $0.5 million were utilized to repay a portion of the Company's revolving credit facility. The sale of HSI, located in Oakland, California, resulted in a gain before taxes for financial reporting purposes of $0.03 million.

     Had the divestiture occurred on July 1, 1998, consolidated pro forma net sales, net loss, and loss per share for the quarter ended September 30, 1998 would have been $16.7 million, $(1.3) million and $(0.16), respectively.

6.    LSP  Oxygen  Regulator  Recall

     On February 4, 1999, Allied announced a recall of aluminum oxygen regulators marketed under its Life Support Products ("LSP") label. These products are used to regulate pressure of bottled oxygen for administration to patients under emergency situations. Following reports of regulator fires, the Company instituted a recall in May 1997, under which it provided retrofit kits to prevent contaminants from entering the regulators. The Company has also been testing regulator design with the help of the National Aeronautical and Space Administration's White Sands National Laboratories. While preliminary findings led the Company to believe the Company's products did not cause those fires, there is enough concern among the users that the Company, in cooperation with the U. S. Food and Drug Administration ("FDA"), agreed to institute a voluntary recall to replace aluminum components in the high pressure chamber of the regulators with brass components. The FDA has recommended that all regulator manufacturers cease use of aluminum in regulators. Accordingly, the Company has now introduced new brass regulators and is also offering a trade-in program to the existing users. As a result of the recall, the Company recorded a charge of $1.5 million pre-tax, $0.9 million after tax, or $0.12 per share in the second quarter of fiscal 1999.

     The LSP brand of regulator is substantially used by Emergency Medical Services ("EMS") for the administration of oxygen in the emergency environment. To date, all known fires are believed to have been confined to incidents involving EMS. This is presumably due to the environment in which aluminum pressure regulators are used to administer oxygen in emergency situations. Even though the recall is focused on oxygen pressure regulators used in the EMS market, other markets have been experiencing significant sales resistance to regulators manufactured with aluminum bodies and brass components in the high pressure chamber. As a result, the Company will transition the manufacturing of aluminum bodied oxygen pressure regulators, marketed under the B&F brand name, to one with an all-brass design. Accordingly, the Company has recorded a $0.3 million addition to the provision for product recall in the first quarter of fiscal year 2000 to write-down the value of remaining aluminum regulator component inventories for all markets.

A reconciliation of activity with respect to the Company's product recall is as follows:

Provision, June 30, 1999                             $ 594,725
Addition to provision for write-down of inventories    300,000
Product costs for retrofitting and replacement        (141,605)
Administrative costs incurred                           (1,762)
                                                     ----------
Ending Balance, September 30, 1999                   $ 751,358
                                                     ==========

7.    B&F  Consolidation  Provision

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


8.    Debt  Refinancing  and  Arrangement

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

     On September 1, 1999 the Company's credit facility with LaSalle National Bank (dated as of August 7,1998 and filed with the Securities and Exchange Commission as Exhibit 10(24) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998) was amended. The amendment provides favorable changes to certain debt covenants and is as follows:

     The terms of Page 7, paragraph (n) of the Note requiring that the Company's Tangible Net Worth at all times not be less than $21,000,000 are hereby waived from this date provided the Company's Tangible Net Worth at the close of each fiscal quarter beginning June 30, 1999 must not be less than the sum of (i) $17,500,000 plus (ii) fifty percent (50%) of the Net Income (exclusive of any losses) reflected in each audited income statement for each fiscal year beginning June 30, 1999. For the purposes of this paragraph, the "Net Income" shall mean, for any period of calculation, the Company's net income as determined in accordance with GAAP but excluding any extraordinary gain and losses, net of taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL
-------

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Allied Healthcare Products, Inc. ("Allied" or the "Company") for the three month period ended September 30, 1999 compared to the three month period ended September 30, 1998. This discussion should be read in conjunction with the June 30, 1999 consolidated financial statements and accompanying notes thereto included in the Company's Form 10-K for the year ended June 30, 1999.

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

LITIGATION  AND  CONTINGENCIES
------------------------------

The Company becomes, from time to time, a party to personal injury litigation arising out of incidents involving the use of its products. More specifically there have been a number of lawsuits filed against the Company alleging that its aluminum oxygen pressure regulator, marketed under its Life Support Products label, has caused fires that have led to personal injury. The Company believes, based on preliminary findings, that its products did not cause the fires. However, the Company intends to defend these claims in cooperation with its insurers. Based on the progression of certain cases the Company has recorded a $0.4 million charge to operations in the first quarter of fiscal 2000 for cumulative amounts estimated to be payable by the Company under its self-insurance retention for legal costs associated with defending these claims. The Company believes that any potential judgements resulting from these claims over its self-insurance retention would be covered by the Company's product liability insurance.




SENIOR  MANAGEMENT  CHANGE
--------------------------

On July 28, 1999 the Company's President, Chief Executive Officer and Director Uma Nandan Aggarwal resigned. Subsequently on August 24, 1999 the Company announced Earl R. Refsland as President, Chief Executive Officer and Director of the Company. As a result of Mr. Aggarwal's resignation, the Company has recorded a $0.2 million charge to operations in the first quarter of fiscal year 2000 per terms of a mutually accepted departure agreement.

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

The LSP brand of regulator is substantially used by Emergency Medical Services ("EMS") for the administration of oxygen in the emergency environment. To date, all known fires are believed to have been confined to incidents involving EMS. This is presumably due to the environment in which aluminum pressure regulators are used to administer oxygen in emergency situations. Even though the recall is focused on oxygen pressure regulators used in the EMS market, other markets have been experiencing significant sales resistance to regulators manufactured with aluminum bodies and brass components in the high pressure chamber. As a result, the Company will transition the manufacturing of aluminum bodied oxygen pressure regulators, marketed under the B&F brand name, to one with an all-brass design. Accordingly, the Company has recorded a $0.3 million addition to the provision for product recall in the first quarter of fiscal year 2000 to write-down the value of remaining aluminum regulator component inventories for all markets.

B&F  RELOCATION
---------------

On August 10, 1998, the Company announced its intention to close the Toledo facility of its disposable products division and relocate the B&F product line of home care products to its St. Louis manufacturing facility. The Company anticipates that the move, which was substantially completed in the second quarter of fiscal 1999, will generate annual savings of nearly $1.0 million. In connection with the shutdown of the facility, the Company recorded a one-time charge of approximately $1.0 million ($0.6 million after taxes), or $.07 per share during the first quarter of fiscal 1999. Subsequently, during the second quarter of fiscal 1999, the company negotiated and received a $0.2 million cash payment from the City of Toledo as partial reimbursement for relocation costs. Accordingly, Allied recorded this cash payment as a reduction to the aforementioned provision, in the second quarter of fiscal 1999, resulting in a net charge of $0.8 million pre-tax, $0.5 million after tax, or $0.06 per share for the nine months ended September 30, 1999. These costs have substantially been paid during the second quarter of fiscal 1999.


FINANCIAL  INFORMATION
----------------------

The following table sets forth, for the fiscal period indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statement of operations.

                                             Three Months Ended
                                                 September 30,


                                                 1999    1998
                                               -------  -------
Net sales                                      100.0%   100.0%
Cost of sales                                   74.9     75.3
                                               -------  -------
Gross profit                                    25.1     24.7
Selling, general and administrative expenses    28.9     27.3
Provision for product recall                     1.9      0.0
Provision for restructuring and consolidation    0.0      5.5
                                               -------  -------
Loss from operations                            (5.7)    (8.1)
Interest and other expense                       2.8      3.1
                                               -------  -------
Loss before benefit for income taxes            (8.5)   (11.2)
Benefit for income taxes                        (2.9)    (4.0)
                                               -------  -------
Net loss                                        (5.6)%   (7.2)%
                                               =======  =======

RESULTS  OF  OPERATIONS
-----------------------

Allied manufactures and markets medical gas equipment, respiratory care products, and emergency medical products. Set forth below is certain information with respect to amounts (dollars in thousands) and percentages of net sales attributable to medical gas equipment, respiratory care products, and emergency medical products. Headwall products are included in medical gas equipment for the three months ended September 30, 1998. The headwall products division was sold on May 28, 1999. Net sales of headwall products for the three months ended September 30, 1998 were $1.1 million.

                        THREE MONTHS ENDED   THREE MONTHS ENDED
                         SEPTEMBER 30, 1999  SEPTEMBER 30,, 1998

                                     % of             % of
                                     Total            Total
                            Net      Net     Net      Net
                            Sales    Sales   Sales    Sales
                            -------  ------  -------  ------

Medical Gas Equipment       $ 8,951   55.7%  $ 8,852   49.6%
Respiratory Care Products     4,363   27.2%    6,614   37.0%
Emergency Medical Products    2,754   17.1%    2,393   13.4%
                            -------  ------  -------  ------
Total                       $16,068  100.0%  $17,859  100.0%
                            =======  ======  =======  ======

THREE  MONTHS  ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER
--------------------------------------------------------------------------------
30,  1998.
----------

Certain internal and external factors continue to impact the Company's operations. These factors include the oxygen regulator recall, the inability to service the customer with acceptable on-time shipping levels of certain products, and the ongoing impact of health care cost containment and Medicare reimbursements. Home health care product sales, mainly the B&F product line, continue to be weak due to lingering effects of the shutdown and relocation of production of the B&F product line to St. Louis. The Company continues its efforts to improve stocking levels of the B&F product line through outsourcing of labor intensive assembly operations. The Company believes that the ability to meet customer demand in a timely manner is fundamental in improving customer satisfaction, which will in turn result in an increase in incoming business. Management's efforts are therefore focused on ways to improve on-time shipping levels to the customer.

Allied had net sales of $16.1 million for the three months ended September 30, 1999, down $1.8 million, or 10.0%, from net sales of $17.9 million in the prior year same quarter. Of the $1.8 million decline, $1.1 million is due to first quarter fiscal 1999 sales from the now divested headwall products division, while the balance of the decline is attributable to respiratory therapy products. The decline in sales of respiratory therapy products, particularly home care products, reflects the factors discussed above.

Medical gas product sales in the first quarter of fiscal 2000 of $9.0 million were $0.1 million higher than sales of $8.9 million in the prior year same quarter. Excluding $1.1 million of first quarter fiscal 1999 sales from the now divested headwall products division, core medical gas product sales increased $1.2 million, or 15.3%, in the first quarter of fiscal 2000 compared to prior year first quarter. Medical gas suction and regulation device sales increased $0.8 million, or 18.4%, from $4.3 million in the first quarter of fiscal 1999 to $5.1 million in the first quarter of fiscal 2000. Medical gas construction sales increased $0.4 million, or 11.5%, from $3.5 million in the first quarter of fiscal 1999 to $3.9 million in the first quarter of fiscal 2000.

Respiratory care product sales in the first quarter of fiscal 2000 of $4.4 million were $2.2 million, or 34.0%, less than sales of $6.6 million in the prior year same quarter. This decline is primarily due to weak home care sales as they declined $1.8 million, or 38.2%, from $4.8 million in the first quarter of fiscal 1999 to $3.0 million in the first quarter of fiscal 2000. The decline in home care sales is mainly attributable to the B&F product line due to factors discussed above.

Emergency product sales increased $0.4 million, or 15.1%, from $2.4 million in the first quarter of fiscal 1999 to $2.8 million in the first quarter of fiscal 2000, primarily due to increased shipments of brass oxygen regulators. This increase in brass regulator shipments is a result of the introduction of a new brass regulator and a trade-in program instituted due to the voluntary recall of aluminum oxygen regulators during the second quarter of fiscal 1999 as previously discussed.

International sales, which are included in the product lines discussed above, were flat at $3.0 million for the first quarter of both fiscal 2000 and 1999. The Company continues to emphasize the importance of worldwide markets as advances in medical protocol in various markets throughout the world will lead to increased demand for medical products.

Gross profit for the three months ended September 30, 1999 was $4.0 million, or 25.1%, of net sales compared to a gross profit of $4.4 million, or 24.7% of net sales for the three months ended September 30, 1998. The increase in gross profit as a percent of sales is attributable to the divestiture of the headwall products division as those products historically bore a lower gross profit percentage than the remaining core products. As previously discussed, the headwall products division was sold on May 28, 1999 and its results are included in the first quarter of fiscal 1999. The Company will continue to review its operations to eliminate inefficiencies and also research opportunities for lowering manufacturing and product costs through the implementation of the latest manufacturing technologies.

Selling, General and Administrative ("SG&A") expenses for the three months ended September 30, 1999 were $4.7 million, a net decrease of $0.2 million, or 4.8%, from $4.9 million for the three months ended September 30, 1998. As previously discussed in the preceding "Notes to Consolidated Financial
Statements" section, SG&A expenses in the first quarter of fiscal 2000 were impacted by certain unusual transactions. The Company has recorded a $0.4 million charge to SG&A expense in the first quarter of fiscal 2000 for cumulative amounts estimated to be payable by the Company under its self-insurance retention for legal costs associated with defending product liability litigation. In addition, due to the resignation of the Company's President, Chief Executive Officer and Director Uma Nandan Aggarwal on July 28, 1999, the Company has recorded a $0.2 million charge to SG&A expense in the first quarter of fiscal year 2000 per terms of a mutually accepted departure agreement. These unusual charges were offset by certain SG&A expense savings that are a result of specific events which were discussed previously. The aforementioned SG&A expense savings include: 1) administrative expense savings of $0.2 million due to the closing of the Company's Toledo, Ohio facility, 2) $0.1 million in direct expenses generated by the divested headwall products division in the first quarter of fiscal 1999 and 3) $0.5 million in savings attributable to management's efforts to reduce SG&A spending in the base business.

The LSP brand of oxygen regulator, which is subject to voluntary recall as previously discussed, is substantially used by Emergency Medical Services ("EMS") for the administration of oxygen in the emergency environment. To date, all known fires are believed to have been confined to incidents involving EMS. This is presumably due to the environment in which aluminum pressure regulators are used to administer oxygen in emergency situations. Even though the recall is focused on oxygen pressure regulators used in the EMS market, other markets have been experiencing significant sales resistance to regulators manufactured with aluminum bodies and brass components in the high pressure chamber. As a result, the Company will transition the manufacturing of aluminum bodied oxygen pressure regulators, marketed under the B&F brand name, to one with an all-brass design. Accordingly, the Company has recorded a $0.3 million addition to the provision for product recall in the first quarter of fiscal year 2000 to write-down the value of remaining aluminum regulator component inventories for all markets.

On August 10, 1998, the Company announced its intention to close the Toledo facility of its disposable products division and relocate the B&F product line of home care products to its St. Louis manufacturing facility. In connection with the shutdown of the facility, the Company recorded a one-time charge of approximately $1.0 million ($0.6 million after taxes), or $.07 per share during the first quarter of fiscal 1999. Subsequently, during the second quarter of fiscal 1999, the company negotiated and received a $0.2 million cash payment from the City of Toledo as partial reimbursement for relocation costs. Accordingly, Allied recorded this cash payment as a reduction to the aforementioned provision, in the second quarter of fiscal 1999, resulting in a net charge of $0.8 million pre-tax, $0.5 million after tax, or $0.06 per share for the nine months ended September 30, 1999. These costs were substantially paid during the second quarter of fiscal 1999.

Loss from operations was $0.9 million for the three months ended September 30, 1999 compared to $1.4 million for the three months ended September 30, 1998. Interest expense decreased $0.1 million from $0.5 million in the first quarter of fiscal 1999 to $0.4 million in the first quarter of fiscal 2000. Allied had a loss before benefit for income taxes in the first quarter of fiscal 2000 of $1.4 million compared to a loss before benefit for income taxes of $2.0 million for the first quarter of fiscal 1999. The company recorded a tax benefit of $0.5 million and $0.7 million for the three month periods ended September 30, 1999 and 1998, respectively.

In fiscal 2000, the net loss for the first quarter was $0.9 million, or $0.12 per basic and diluted share compared to a net loss of $1.3 million for the first quarter of fiscal 1999, or $0.16 per basic and diluted share. The weighted average number of common shares outstanding used in the calculation of earnings per share for the first quarters of fiscal 2000 and fiscal 1999 was 7,806,682.

FINANCIAL  CONDITION
--------------------

The following table sets forth selected information concerning Allied's financial condition:

Dollars in thousands:  September 30, 1999   June 30, 1999
---------------------  -------------------  --------------
Cash                   $               473  $          587
Working Capital        $            22,860  $       22,619
Total Debt             $            17,611  $       17,238
Current Ratio                       3.34:1          3.30:1

The Company's working capital was $22.9 million at September 30, 1999 compared to $22.6 million at June 30, 1999. A decrease in accounts receivable, coupled with increases in accrued and other current liabilities were partially offset by an increase in inventories, income taxes receivable and other current assets as well as a decrease in accounts payable to account for the increase in net working capital. Accounts receivable decreased to $11.2 million at September 30, 1999 from $12.6 million at June 30, 1999, partially due to decreased sales. Accounts receivable as measured in days sales outstanding ("DSO") increased slightly to 63 days at September 30, 1999 from 62 days at June 30, 1999.
Inventories increased to $18.4 million from $17.5 million at June 30, 1999. Inventories, as measured by Days on Hand ("DOH"), were 172 DOH at September 30, 1999 compared to 147 DOH at June 30, 1999, due to management's efforts to increase stocking levels on high volume products. The Company will continue to focus on improving the mix of inventories to reduce stocking levels of low volume products.

The net decrease in cash for the three months ended September 30, 1999 and September 30, 1998 was $0.1 million and $0.5 million, respectively. Net cash (used in) / provided by operations was ($0.4) million and $1.5 million for the same periods, respectively. Cash used in operations for the three months ended September 30, 1999 consisted of a net loss of $0.9 million, which was offset by non-cash charges to operations of $0.9 million for depreciation and amortization. Changes in working capital accounted for the $0.4 million used in operations.

Cash used by operations in the prior year same period consisted of a net loss of $1.3 million which was partially offset by non-cash charges to operations of $1.0 million for depreciation and amortization. Changes in working capital accounts contributed $0.9 million. The change in working capital accounts was principally related to decreases in inventories and receivables partially offset by decreases in accounts payable, accrued income taxes and other current liabilities. In addition, cash provided by operations was increased by $0.8 million due to the accrual for restructuring as a result of the closing of the Company's Toledo, Ohio facility.

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

On September 8, 1998, the Company's credit facilities with Foothill Capital Corporation were amended. The Company's existing term loan was eliminated and replaced with an amended revolving credit facility. As amended, the revolving credit facility remained at $25.0 million. The interest rate on the facility has been reduced from the floating reference rate (7.75% at January 31, 1999) plus 0.50% to the floating reference rate plus 0.25%. The reference rate as defined in the credit agreement, is the variable rate of interest, per annum, most recently announced by Norwest Bank Minnesota, National Association, or any successor thereto, as its "base" rate. This amendment also provides the Company with a rate of LIBOR +2.5%. Amounts outstanding under this revolving credit facility, which expires on August 8, 2000, totaled $11.3 million at October 31, 1999. At October 31, 1999, $4.5 million was available under the revolving facility for additional borrowings.

The rates noted above will drop by 0.25% at the end of 2000 if the Company is profitable. In addition, the fees charged to the Company are also reduced.

Inflation has not had a material effect on the Company's business or results of operations.


YEAR  2000
----------

The Company utilizes software and related computer technologies essential to its operations. The Company has established a plan, utilizing internal resources, to assess the potential impact of the changeover to the year 2000 on the Company's systems and operations and to implement solutions to address this issue. In October 1996, the Company converted its corporate offices and its manufacturing operation to a new fully-integrated software system. The date methodology of this software is not sensitive to year 2000 problems. However, the Company is in the process of implementing testing procedures to insure year 2000 readiness. System modifications or reprogramming have been minor in nature. The Company has also analyzed other internal computerized processes, including, but not limited to, manufacturing, engineering, personal computer network, and other facility management systems for potential year 2000 issues. Systems identified as being impacted by the changeover to the year 2000 are being modified or replaced. The Company estimates that the year 2000 conversion effort is over 80% complete and expects all critical systems will be year 2000 compliant by December 1999.

The Company has not separately distinguished between costs incurred specifically to assure year 2000 compliance and normal expenditures needed to maintain or upgrade existing systems to current technology levels. The Company believes that any such costs expended were not material. The Company does not expect to incur any significant costs on the remaining year 2000 compliance efforts.

The Company is dependent on various third parties to conduct its business operations. These third parties are customers and vendors of raw material and components used in the production process. The Company's revenues are not dependent upon any single or any few number of customers. The Company employs a large number of vendors, without concentration of critical vendors. The Company believes that vendors could be replaced if they fail to meet the Company's demand for components. None of the Company's products or components of Company products use date sensitive technology. Therefore, the Company believes that third party risk involving the changeover to year 2000 is relatively small. However, while reasonable actions are being taken to mitigate the risk of unanticipated costs and/or business interruptions due to year 2000 problems in its internal systems, or those of its vendors, there can be no assurance that the Company will not experience any costs and/or disruptions from any other external year 2000 failures. The magnitude of any such costs and/or disruptions and the possible impact on the Company's consolidated results of operations, is unpredictable. In addition, while efforts to date have focused on mitigating year 2000 problems, the Company is currently evaluating the reasonable potential risks to determine the extent of contingency planning and resources that are appropriate.


SUBSEQUENT  EVENTS
------------------

In an effort to bring operating expenses in line with ongoing revenue levels, the Company announced and instituted a 15% workforce reduction estimated to result in $2.6 million in annualized savings. Accordingly, the Company intends to record a $0.2 million charge to operations in the second quarter of fiscal 2000 for severance related expenses.

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

                         ALLIED  HEALTHCARE  PRODUCTS,  INC.



                              /s/ Earl R. Refsland
                      -------------------------------------
                                Earl R. Refsland
                      President and Chief Executive Officer
                      -------------------------------------