Form 10-Q
period 1999-12-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2000-02-15
CIK 874710

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

(Mark  One)

 X     Quarterly  report  pursuant  to  Section  13  or  15(d) of the Securities
---    Exchange  Act  of  1934


       For  the  quarterly  period  ended  December  31,  1999

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

     The number of shares of common stock outstanding at February 3, 2000 is 7,806,682 shares.

                               INDEX

                                                             Page
Part I - Financial Information                              Number


Item 1.  Financial Statements
         Consolidated Statement of Operations -                 3
         three months and six months ended December  31,
         1999 and 1998 (Unaudited)

         Consolidated Balance Sheet -                         4-5
         December 31, 1999  (Unaudited) and
         June 30, 1999

         Consolidated Statement of Cash Flows -                 6
         six months ended December 31, 1999 and 1998
         (Unaudited)

         Consolidated Statement of Changes in                   7
         Stockholders' Equity - six months ended
         December 31, 1999  (Unaudited)

         Notes to Consolidated Financial Statements          8-12

Item 2.  Management's Discussion and Analysis of            12-22
         Financial Condition and Results of Operations

Part  II  -  Other  Information

Item 6.  Exhibits and Reports on Form 8-K                      23

         Signature                                             24

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                 Three  months  ended        Six  months  ended
                                                     December  31,              December  31,
                                               -------------------------  --------------------------
                                                  1999          1998          1999          1998
                                               -----------  ------------  ------------  ------------
Net Sales                                      16,758,311    17,092,293    32,825,830    34,951,396
Cost of sales                                  12,133,403    13,669,635    24,174,694    27,122,125
                                               -----------  ------------  ------------  ------------
Gross profit                                    4,624,908     3,422,658     8,651,136     7,829,271

Selling, general and administrative expenses    4,265,548     4,724,043     8,908,331     9,601,391
Provision for product recall                            0     1,500,000       300,000     1,500,000
Provision for restructuring and consolidation           0      -200,000             0       772,850

                                                                                    0             0
                                               -----------  ------------  ------------  ------------
Income/(Loss) from operations                     359,360    -2,601,385      -557,195    -4,044,970

Other expenses:
  Interest expense                                417,831       444,153       856,974       977,817
  Other, net                                       16,406          5045        30,735        23,991
                                               -----------  ------------  ------------  ------------
                                                  434,237       449,198       887,709     1,001,808
                                               -----------  ------------  ------------  ------------

Loss before benefit for income taxes              -74,877    -3,050,583    -1,444,904    -5,046,778

Provision (Benefit) for income taxes               51,592    -1,138,691      -414,877    -1,855,629
                                               -----------  ------------  ------------  ------------
Net Loss                                        ($126,469)  ($1,911,892)  ($1,030,027)  ($3,191,149)
                                               ===========  ============  ============  ============

Basic and diluted loss per share                   ($0.02)       ($0.25)       ($0.13)       ($0.41)
                                               ===========  ============  ============  ============

Weighted average shares                         7,806,682     7,806,682     7,806,682     7,806,682
                                               ===========  ============  ============  ============

           See accompanying Notes to Consolidated Financial Statements


                                   (CONTINUED)

                        ALLIED HEALTHCARE PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEET
                                   ASSETS
                                 (UNAUDITED)


                                                          December 31     June 30
                                                             1999          1999
                                                          (Unaudited)
                                                         -------------  -----------
Current Assets:
     Cash                                                $     393,345  $   587,456
     Accounts receivable, net of allowance for doubtful
          accounts of $939,928 and 834,883 respectively     10,638,398   12,601,165
     Inventories                                            17,184,967   17,499,822
     Income taxes receivable                                 2,047,760    1,635,866
     Other current assets                                      368,600      138,361
                                                         -------------  -----------
          Total current assets                              30,633,070   32,462,670
                                                         -------------  -----------

     Property, plant and equipment, net                     13,121,374   14,287,037
     Goodwill, net                                          26,802,948   27,210,653
     Other assets, net                                         262,666      314,828
                                                         -------------  -----------
          Total assets                                   $  70,820,058  $74,275,188
                                                         =============  ===========

           See accompanying Notes to Consolidated Financial Statements

                        ALLIED HEALTHCARE PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (UNAUDITED)


                                                      December 31,     June 30,
                                                          1999           1999
                                                      -------------  ------------
Current liabilities
  Accounts payable                                    $   4,285,338  $  5,434,303
Current portion fo long-term debt                           962,513       907,649
  Accural for restructuring and consolidation                     0             0
  Accrual for product recall                                566,777       594,725
  Other current liabilites                                2,608,053     2,906,636

                                                      -------------  ------------
    Total current liabilities                             8,422,681     9,843,313
                                                      -------------  ------------

Long-term debt                                           15,325,714    16,330,185

Deferred income tax liability-noncurrent                    182,608       182,608

Commitments and contingencies                                     0             0

Stockholders' equity:
  Preferred stock; $0.01 par value; 1,500,000 shares
  authorized; no shares issued and outstanding'
  which included Series A preferred stock, $.01 par
  value, 200,000 shares authorized, no shares
  issued and outstanding Common stock;$.01 par
  value, 30,000,000 shares authorized, 7,806,682
  shares issued and outstanding at December 31,
  1998 and June 30, 1998                                    101,102       101,102
  Additional paid-in capital                             47,014,621    47,014,621
  Common stock in treasury, at cost                     -20,731,428   -20,731,428
  Retaining earnings                                     20,504,760    21,534,787

                                                      -------------  ------------
    Total stockholders' equity                           46,889,055    47,919,082

                                                      -------------  ------------
    Total liabilities and stockholders' equity        $  70,820,058  $ 74,275,188
                                                      =============  ============


           See accompanying Notes to Consolidated Financial Statements

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                              Six  months  ended
                                                                December  31,
                                                         ----------------------------
                                                             1999           1998
                                                         -------------  -------------
Cash flows from operating activites:
  Net loss                                                -$1,030,027    -$3,191,149
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:

    Depreciation and amortization                           1,769,650      2,041,725
    Provision for restructing and consolidation                     0        273,072
    Provsion for product recall                               -27,948      1,500,000
    Decrease in accounts receivable, net                    1,962,767      1,510,479
    Decrease in inventories                                   314,855      1,297,865
    Increase in income taxes receivable                      -411,894       -980,947
    (Increase) decrease inother current assets               -230,239         43,968
    (Decrease) increase in accounts payable                -1,148,965        199,285
    Increase (decrease) in accrued income taxes               158,635       -942,036
    Decrease in other currnet liabilities                    -457,218       -451,118
                                                         -------------  -------------
    Net cash provided by operating activities                 899,616      1,301,144
                                                         -------------  -------------


Cash flows from investing activities:
  Capital expenditures, net                                  -144,120       -746,783
  Proceeds on sale of Toledo, Ohiofacilities                        0      1,393,287
                                                         -------------  -------------

    Net cash provided by (used-in) investing activities      -144,120        646,504
                                                         -------------  -------------

Cash flows from financing activities:
  Proceeds from issuancance of long-terrm debt                      0      5,000,000
  Payment of long-term debt                                  -450,131     -6,186,306
  Borrowings under revolving credit agreement              36,724,753     44,295,422
  Payment under revolving credit agreement                -37,224,229    -45,563,575
  Debt issuance cost                                                0        -32,104
                                                         -------------  -------------
    Net cash used in financing activities                    -949,607     -2,486,563
                                                         -------------  -------------

  Net (decrease) in cash and equivalents                     -194,111       -538,915
  Cash and equivalents at beginning of period                 587,456      1,194,813

                                                         -------------  -------------
  Cash and equivalents at end of period                  $    393,345   $    655,898
                                                         =============  =============

Supplimental disclosures of cash flow information:
  Cash paid during the period for:
    interest                                             $  1,026,589   $  1,120,525
    Income taxes                                         $     86,987   $     82,348

           See accompanying Notes to Consolidated Financial Statements

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                              Additional
                        Preferred    Common     Paid-in      Treasury       Retained
                          Stock      Stock      capital        Stock        earnings
                        ----------  --------  -----------  -------------  ------------
Balance, June 30, 1999  $        0  $101,102  $47,014,621  ($20,731,428)  $21,534,787

Net loss for the
     Six months ended
     December 31, 1999                                                     (1,030,027)
                        ----------  --------  -----------  -------------  ------------
Balance
     December 31, 1999  $        0  $101,102  $47,014,621  ($20,731,428)  $20,504,760
                        ==========  ========  ===========  =============  ============

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

2.  Inventories
     Inventories  are  comprised  as  follows:

                   December 31, 1999   June 30, 1999
                      (Unaudited)
Work-in progress  $         1,281,720  $      779,027
Component Parts            11,422,413      13,848,272
Finished Goods              4,480,834       2,872,523
                  -------------------  --------------
                  $        17,184,967  $   17,499,822
                  ===================  ==============

The above amounts are net of a reserve for obsolete and excess inventory of approximately $1.9 million at December 31, 1999 and June 30, 1999.

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

     Had the divestiture occurred on July 1, 1998, consolidated pro forma net sales, net loss, and loss per share for the quarter ended December 31,1999 would have been $16.2 million, $(2.0) million and $(0.26), respectively. For the six month period ending December 31, 1999 pro forma net sales, net loss, and loss per share would have been $32.9 million, $(3.3) million and $(0.42), respectively.

6.    LSP  Oxygen  Regulator  Recall

     On February 4, 1999, Allied announced a recall of aluminum oxygen regulators marketed under its Life Support Products ("LSP") label. These products are used to regulate pressure of bottled oxygen for administration to patients under emergency situations. Following reports of regulator fires, the Company instituted a recall in May 1997, under which it provided retrofit kits to prevent contaminants from entering the regulators. While preliminary findings led the Company to believe the Company's products did not cause those fires, there was enough concern among the users that the Company, in cooperation with the U. S. Food and Drug Administration ("FDA"), agreed to institute a voluntary recall to replace aluminum components in the high pressure chamber of the regulators with brass components. The FDA has recommended that all regulator manufacturers cease use of aluminum in regulators. Accordingly, the Company has now introduced new brass regulators and is also offering a trade-in program to the existing users. As a result of the recall, the Company recorded a charge of $1.5 million pre-tax, $.9 million after tax, or $0.12 per share in the second quarter of fiscal 1999.

     The LSP brand of regulator is predominantly used by Emergency Medical Services ("EMS") for the administration of oxygen in the emergency environment. To date, all known fires are believed to have been confined to incidents involving EMS. This is presumably due to the environment in which aluminum pressure regulators are used. Even though the recall is focused on oxygen pressure regulators used in the EMS market, other markets have been experiencing significant sales resistance to regulators manufactured with aluminum bodies and brass components in the high pressure chamber. As a result, the Company will transition the manufacturing of aluminum bodied oxygen pressure regulators, marketed under the B&F brand name, to one with an all-brass design. The new brass regulator has been tested and meets the International Standards
Organization ("ISO") E-4 Ignition Standard. This is the only recognized standard for ignition resistance which is recognized by the Compressed Gas Association ("CGA") and ISO. Accordingly, the Company has recorded a $0.3 million addition to the provision for product recall in the first quarter of fiscal year 2000 to write-down the value of remaining aluminum regulator component inventories for all markets.

A reconciliation of activity with respect to the Company's product recall is as follows:



Provision, June 30, 1999                             $ 594,725
Addition to provision for write-down of inventories    300,000
Product costs for retrofitting and replacement        (324,471)
Administrative costs incurred                           (3,477)
                                                     ----------
Ending Balance, December 31, 1999                    $ 566,777
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


8  .   Workforce  Reduction

     In an effort to bring operating expenses in line with ongoing revenue levels, the Company announced and instituted in October of 1999 a 15% workforce reduction estimated to result in $2.6 million in annualized savings. Accordingly, the Company recorded a $0.2 million charge to operations in the second quarter of fiscal 2000 for severance related expenses.


9.    Debt  Refinancing  and  Arrangement

     On August 7, 1998, the Company borrowed approximately $5.0 million from LaSalle National Bank. The borrowing was secured by a first security interest in the Company's St. Louis facility. The loan requires monthly principal and interest payments of $0.06 million, with a final payment of all principal and interest remaining unpaid due at maturity on August 1, 2003. Interest is fixed at 7.75% annum. Proceeds from the borrowing were used to pay down existing debt, which bore a higher interest rate. The loan agreement includes certain debt covenants, which the Company must comply with over the term of the loan, and for which the Company was in compliance at December 31, 1999.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL
-------

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Allied Healthcare Products, Inc. ("Allied" or the "Company") for the three month and six month periods ended December 31, 1999 compared to the three and six month periods ended December 31, 1998. This discussion should be read in conjunction with the June 30, 1999 consolidated financial statements and accompanying notes thereto included in the Company's Form 10-K for the year ended June 30, 1999.

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

Specific transactions and events impacting fiscal 2000 and fiscal 1999 operating results, which make meaningful comparisons more difficult, are summarized below.

LITIGATION  AND  CONTINGENCIES
------------------------------

The Company becomes, from time to time, a party to personal injury litigation arising out of incidents involving the use of its products. More specifically there have been a number of lawsuits filed against the Company alleging that its aluminum oxygen pressure regulator, marketed under its Life Support Products label, has caused fires that have led to personal injury. The Company believes, based on preliminary findings, that its products did not cause the fires. Accordingly, the Company intends to defend these claims in cooperation with its insurers. Based on the progression of certain cases the Company has recorded a $0.4 million charge to operations in the first quarter of fiscal 2000 for cumulative amounts estimated to be payable by the Company under its self-insurance retention for legal costs associated with defending these claims. The Company believes that any potential judgements resulting from these claims over its self-insurance retention would be covered by the Company's product liability insurance.



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


LSP  OXYGEN  REGULATOR  RECALL
------------------------------

On February 4, 1999, Allied announced a recall of aluminum oxygen regulators marketed under its Life Support Products label. These products are used to regulate pressure of bottled oxygen for administration to patients under emergency situations. Following reports of regulator fires, some of which involved Company product, the Company instituted a recall in May 1997, under which it provided retrofit kits to prevent contaminants from entering the regulators. While preliminary findings led the Company to believe the Company's products did not cause the fires, there was enough concern among the users that the Company, in cooperation with the U. S. Food and Drug Administration ("FDA"), agreed to institute a voluntary recall to replace aluminum components in the high pressure chamber of the regulators with brass components at pre-existing authorized service centers. The FDA has recommended that all regulator manufacturers cease use of aluminum in regulators. Accordingly, the Company has now introduced new brass regulators and is also offering a trade in program to the existing users. The new brass regulator has been tested and meets the International Standards Organization ("ISO") E-4 Ignition Standard. This is the only recognized standard for ignition resistance which is recognized by the Compressed Gas Association and the ISO. Based on an estimated population of 100,000 regulators, the Company estimates that the recall could cost as much as $2.7 million or more. However, the Company will make every effort to mitigate these costs and has recorded a charge of $1.5 million pre-tax, $.9 million after tax, or $0.12 per share in the second quarter of fiscal 1999.

The LSP brand of regulator is predominantly used by Emergency Medical Services ("EMS") for the administration of oxygen in the emergency environment. To date, all known fires are believed to have been confined to incidents involving EMS. This is presumably due to the environment in which aluminum pressure regulators are used. Even though the recall is focused on oxygen pressure regulators used in the EMS market, other markets have been experiencing significant sales resistance to regulators manufactured with aluminum bodies and brass components in the high pressure chamber. As a result, the Company will transition the manufacturing of aluminum bodied oxygen pressure regulators, marketed under the B&F brand name, to one with an all-brass design. Accordingly, the Company has recorded a $0.3 million addition to the provision for product recall in the first quarter of fiscal year 2000 to write-down the value of remaining aluminum regulator component inventories for all markets.


B&F  RELOCATION
---------------

On August 10, 1998, the Company announced its intention to close the Toledo facility of its disposable products division and relocate the B&F product line of home care products to its St. Louis manufacturing facility. In connection with the shutdown of the facility, the Company recorded a one-time charge of approximately $1.0 million ($0.6 million after taxes), or $.07 per share during the first quarter of fiscal 1999. Subsequently, during the second quarter of fiscal 1999, the company negotiated and received a $0.2 million cash payment from the City of Toledo as partial reimbursement for relocation costs. Accordingly, Allied recorded this cash payment as a reduction to the aforementioned provision, in the second quarter of fiscal 1999, resulting in a net charge of $0.8 million pre-tax, $0.5 million after tax, or $0.06 per share for the year ended December 31, 1999. These costs were substantially paid during the second quarter of fiscal 1999.

FINANCIAL  INFORMATION
----------------------

The following table sets forth, for the fiscal period indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statement of operations.

                                                  Three Months     Six Months
                                                     Ended           Ended
                                                  December 31,     December 31,
                                                ---------------  ------  ------
                                                 1999    1998     1999    1998
                                                ------  -------  ------  ------
Net sales                                       100.0%   100.0%  100.0%  100.0%
Cost of sales                                    72.4     80.0    73.6    77.6
                                                ------  -------  ------  ------
Gross profit                                     27.6     20.0    26.4    22.4
Selling, general and administrative expenses     25.5     27.6    27.1    27.5
Provision for product recall                      0.0     (1.2)    0.9     2.2
Provision for restructuring and consolidation     0.0      8.8     0.0     4.3
                                                ------  -------  ------  ------
Income/(Loss) from operations                     2.1    (15.2)   (1.7)  (11.6)
Interest and other expense                        2.6      2.6     2.7     2.9
                                                ------  -------  ------  ------
Loss before benefit for income taxes             (0.4)   (17.8)   (4.4)  (14.4)
Income taxes                                      0.3      6.7     1.3     5.3
                                                ------  -------  ------  ------
Net(loss)                                       (0.8)%  (11.2)%  (3.1)%  (9.1)%
                                                ======  =======  ======  ======

RESULTS  OF  OPERATIONS
-----------------------

Allied manufactures and markets medical gas equipment, respiratory care products, and emergency medical products. Set forth below is certain information with respect to amounts (dollars in thousands) and percentages of net sales attributable to medical gas equipment, respiratory care products, and emergency medical products. Headwall products are included in medical gas equipment for the three and six month periods ending December 31, 1998. The headwall products division was sold on May 28, 1999. Net sales of headwall products for the three and six month periods ended December 31, 1998 were $.9 million and $2.0 million respectively.

                        THREE MONTHS ENDED  THREE MONTHS ENDED
                         DECEMBER 31, 1999  DECEMBER 31, 1998

                                     % of             % of
                                     Total            Total
                              Net     Net      Net     Net
                             Sales   Sales    Sales   Sales
                            -------  ------  -------  ------
Medical Gas Equipment       $ 8,740   52.2%  $ 9,348   54.7%
Respiratory Care Products     5,063   30.2%    5,536   32.4%
Emergency Medical Products    2,955   17.6%    2,208   12.9%
                            -------  ------  -------  ------
Total                       $16,758  100.0%  $17,092  100.0%
                            =======  ======  =======  ======

                           SIX MONTHS ENDED   SIX MONTHS ENDED
                           DECEMBER 31, 1999  DECEMBER 31,, 1998

                                      % of            % of
                                      Total           Total
                              Net     Net      Net     Net
                             Sales   Sales    Sales   Sales
Medical Gas Equipment       $17,691   53.9%  $18,201   52.0%
Respiratory Care Products     9,426   28.7%   12,150   34.8%
Emergency Medical Products    5,709   17.4%    4,600   13.2%
Total                       $32,826  100.0%  $34,951  100.0%

THREE  MONTHS  ENDED  DECEMBER  31,  1999  COMPARED  TO  THREE  MONTHS  ENDED
-----------------------------------------------------------------------------
DECEMBER  31,  1998.
--------------------

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

Allied had net sales of $16.8 million for the three months ended December 31, 1999, down $0.3 million, or 1.9%, from net sales of $17.1 million in the prior year same quarter. The now divested headwall business had sales of $.9 million in the three months ended December 31, 1998 indicating that the Company's base business increased sales by $.6 million in the quarter ended December 31, 1999 compared to the prior year same period.

Medical Gas Equipment sales of $8.8 million in the second quarter of fiscal 2000 were $0.4 million higher than sales of $8.4 million in the prior year same quarter. Excluding $.9 million of second quarter fiscal 1999 sales from the now divested headwall products division, core medical gas product sales increased $1.3 million, or 17%, in the first quarter of fiscal 2000 compared to prior year first quarter.

Respiratory care product sales in the second quarter of fiscal 2000 of $5.1 million were $.5 million, or 8.9%, less than sales of $5.6 million in the prior year same quarter. This decline is primarily attributable to the B&F product line due to the factors discussed above.

Emergency product sales increased $0.7 million, or 32%, from $2.2 million in the second quarter of fiscal 1999 to $2.9 million in the second quarter of fiscal 2000, primarily due to increased shipments of brass oxygen regulators. This increase in brass regulator shipments is a result of the introduction of a new brass regulator and a trade-in program instituted due to the voluntary recall of aluminum oxygen regulators during the second quarter of fiscal 1999 as previously discussed.

Gross profit for the three months ended December 31, 1999 was $4.6 million, or 27.6%, of net sales compared to a gross profit of $3.4 million, or 20% of net sales for the three months ended December 31, 1998. Gross profit as a percentage of net sales for the now divested headwall products division was 31.5% and 20.4% for the 3 month and 6 month periods ending December 31, 1998 respectively. The increase in gross profit as a percent of sales is attributable to higher manufacturing efficiency and the outsourcing of labor intensive assembly operations primarily in the production of the B&F product line. In the second quarter of fiscal 1999, the B&F product line was moved to St. Louis and caused a reduction of manufacturing throughput. As previously discussed, the headwall products division was sold on May 28, 1999 and its results are included in the second quarter of fiscal 1999. The Company will continue to review its operations to eliminate inefficiencies and also research opportunities for lowering manufacturing and product costs.

Selling, General and Administrative ("SG&A") expenses for the three months ended December 31, 1999 were $4.3 million, a net decrease of $0.4 million, or 8.5% from $4.7 million for the three months ended December 31,1998. In the second quarter the company recorded a $.2 million charge to operations for severance and related expenses to cover the cost of the previously announced 15% work force reduction estimated to yield $2.6 million annualized savings in payroll and benefit costs.

Income from operations was $.4 million for the three months ended December 31, 1999 compared to a loss of $2.6 million for the three months ended December 31, 1998. Interest expense for both the second quarter of fiscal 2000 and the second quarter of fiscal 1999 was $.4 million. Allied had a loss before income taxes in the second quarter of fiscal 2000 of $.1 million compared to a loss before benefit for income taxes of $3.1 million for the second quarter of fiscal 1999. The company recorded a taxes of $.1 million in the second quarter of fiscal 2000 compared to a tax benefit of $1.1 million in the second quarter of fiscal 1999.

In fiscal 2000, the net loss for the second quarter was $0.1 million, or $0.02 per basic and diluted share compared to a net loss of $1.9 million for the second quarter of fiscal 1999, or $0.25 per basic and diluted share. The weighted average number of common shares outstanding used in the calculation of earnings per share for the second quarters of fiscal 2000 and fiscal 1999 was 7,806,682.

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




SIX  MONTHS  ENDED  DECEMBER  31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
1998.
-----

Allied had net sales of $32.8 million for the six months ended December 31, 1999, down $2.1 million, or 6.1%, from net sales of $35.0 million in the prior first six months. The now divested headwall business had sales of $2.0 million in the six month period ending December 31,1998 indicating that the Company's core business had a sales decline of $.1 million or .3% from the same period prior year.

Medical gas product sales in the first six months of fiscal 2000 of $17.7 million were $.5 million lower than sales of $18.2 million in the prior year same six month period. Excluding $2.0 million of first six months fiscal 1999 sales from the now divested headwall products division, core medical gas product sales increased $1.5 million, or 9.3%, in the first six months of fiscal 2000 compared to prior year first six months.

Respiratory care product sales in the first six months of fiscal 2000 of $9.4 million were $2.7 million, or 22.4%, less than sales of $12.2 million in the prior year same six month period. The decline in home care sales is mainly attributable to the B&F product line due to factors discussed above.

Emergency product sales increased $1.1 million, or 24.1%, from $4.6 million in the first six month of fiscal 1999 to $5.7 million in the first six month of fiscal 2000, primarily due to increased shipments of brass oxygen regulators. This increase in brass regulator shipments is a result of the introduction of a new brass regulator and a trade-in program instituted due to the voluntary recall of aluminum oxygen regulators during the second quarter of fiscal 1999 as previously discussed.

Gross profit for the six months ended December 31, 1999 was $8.7 million, or 26.4%, of net sales compared to a gross profit of $7.8 million, or 22.4% of net sales for the six months ended December 31, 1998. The increase in gross profit as a percent of sales is attributable to higher manufacturing efficiency and the outsourcing of labor intensive assembly operations primarily in the production of the B&F product line. In the second quarter of fiscal 1999, the B&F product line was moved to St. Louis and caused a reduction of manufacturing throughput. As previously discussed, the headwall products division was sold on May 28, 1999 and its results are included in the second quarter of fiscal 1999. The Company will continue to review its operations to eliminate inefficiencies and also research opportunities for lowering manufacturing and product costs.

Selling, General and Administrative ("SG&A") expenses for the six months ended December 31, 1999 were $8.9 million, a net decrease of $0.7 million, or 7.2% from $9.6 million for the six months ended December 31,1998. In the second quarter the company recorded a $.2 million charge to operations for severance and related expenses to cover the cost of the previously announced 15% work force reduction estimated to yield $2.6 million annualized savings in payroll and benefit costs.

SG&A expenses in the first quarter of fiscal 2000 were impacted by certain unusual transactions. The Company has recorded a $0.4 million charge to SG&A expense in the first quarter of fiscal 2000 for cumulative amounts estimated to be payable by the Company under its self-insurance retention for legal costs associated with defending product liability litigation. In addition, due to the resignation of the Company's President, Chief Executive Officer and Director Uma Nandan Aggarwal on July 28, 1999, the Company recorded a $0.2 million charge to SG&A expense in the first quarter of fiscal year 2000 per terms of a mutually accepted departure agreement. These unusual charges were offset by certain SG&A expense savings that are a result of specific events which were discussed previously. The aforementioned SG&A expense savings include: 1) administrative expense savings of $0.2 million due to the closing of the Company's Toledo, Ohio facility, 2) $0.1 million in direct expenses generated by the divested headwall products division in the first quarter of fiscal 1999 and 3) $0.5 million in savings attributable to management's efforts to reduce SG&A spending in the base business.

The LSP brand of oxygen regulator, which is subject to voluntary recall as previously discussed, is primarily used by Emergency Medical Services ("EMS") for the administration of oxygen in the emergency environment. To date, all known fires are believed to have been confined to incidents involving EMS. This is presumably due to the environment in which aluminum pressure regulators are used. Even though the recall is focused on oxygen pressure regulators used in the EMS market, other markets have been experiencing significant sales resistance to regulators manufactured with aluminum bodies and brass components in the high pressure chamber. As a result, the Company will transition the manufacturing of aluminum bodied oxygen pressure regulators, marketed under the B&F brand name, to one with an all-brass design. Accordingly, the Company has recorded a $0.3 million addition to the provision for product recall in the first quarter of fiscal year 2000 to write-down the value of remaining aluminum regulator component inventories for all markets.

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


Loss from operations was $.6 million for the six months ended December 31, 1999 compared to a loss of $4.0 million for the six months ended December 31, 1998. Interest expense for the six months ended December 31, 1999 was $.9 million compared to $1.0 million in the six month period ending December 31,1998. Allied had a loss before benefit for income taxes in the first six months of fiscal 2000 of $1.4 million compared to a loss before benefit for income taxes of $5.0 million for the first six months of fiscal 1999. The company recorded a tax benefit of $.4 million in the first six months of fiscal 2000 compared to a tax benefit of $1.9 million in the six month period of the prior year.

In fiscal 2000, the net loss for the first six months was $1.0 million, or $0.13 per basic and diluted share compared to a net loss of $3.2 million for the first six months of fiscal 1999, or $0.41 per basic and diluted share. The weighted average number of common shares outstanding used in the calculation of earnings per share for fiscal 2000 and fiscal 1999 was 7,806,682.

FINANCIAL  CONDITION
--------------------

The following table sets forth selected information concerning Allied's financial condition:

Dollars in thousands:  December 30, 1999   June 30, 1999
---------------------  ------------------  --------------
Cash                   $              393  $          587
Working Capital        $           22,210  $       22,619
Total Debt             $           16,288  $       17,238
Current Ratio                      3.63:1          3.30:1

The Company's working capital was $22.2 million at December 31, 1999 compared to $22.6 million at June 30, 1999. A decrease in accounts receivable and inventory, coupled with an increase in the current portion of long term debt that were not completely offset by increases in deferred income taxes and other current assets and decreases in accounts payable and other current liabilities account for the decrease in working capital. Accounts receivable decreased to $10.6 million at December 31, 1999 from $12.6 million at June 30, 1999, primarily due to decreased sales. Accounts receivable as measured in days sales outstanding ("DSO") at 62 days was same as at June 30, 1999. Inventories decreased to $17.2 million from $17.5 million at June 30, 1999.

The net decrease in cash for the six months ended December 31, 1999 and December 31, 1998 was $0.2 million and $.5 million respectively. Net cash provided by operations was $0.9 million and $1.3 million for the same periods, respectively. Cash provided by operations for the six months ended December 31, 1999 consisted of a net loss of $1.0 million, which was offset by non-cash charges to operations of $1.8 million for depreciation and amortization, as well a changes in working capital accounts which provided $.2 million. The change in working capital was comprised of reductions in accounts receivable of $1.9 million, inventory of $.3 million and an increase in income taxes payable $.2 million. These favorable cash adjustments were partially off set by reduced accounts receivable $1.1 million, a decrease in other current assets of $.2 million an increase in the deferred income tax account $.4 million and a decrease in other current liabilities $.5 million. Cash provided by operations in the prior year same period consisted of a net loss of $3.2 million which was partially offset by non-cash charges to operations of $2.0 million for depreciation and amortization, as well as changes in working capital accounts which provided $.7 million. The change in working capital was comprised of reductions in accounts receivable of $1.5 million, inventory of $1.3 million, other current assets of $.1 million, and an increase in accounts payable of $.2 million. These favorable cash adjustment were partially offset by a net change in deferred income tax accounts of $1.9 million and a reduction in other current liabilities of $.5million. In addition , cash provided by operating activities was favorably impacted by the $1.5million accrual for product recall, as discussed previously, and by the $.3 million non cash portion of the provision for restructuring related to the relocation of the B&F product line from Toledo, Ohio to St. Louis, Missouri.

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
----------

All  critical  systems  were  year  2000  compliant  at  December  31,  1999.

The Company did not separately distinguish between costs incurred specifically to assure year 2000 compliance and normal expenditures needed to maintain or upgrade systems. The company believes that any such costs expended were not material.

The Company is dependent on various third parties to conduct its business operations. These third parties are customers and vendors of raw material and components used in the production process. The Company's revenues are not dependent upon any single or any few numbers of customers. The company employs large number of vendors, without concentration of critical vendors. None of the Company's products or components uses date sensitive technology. To date the company has not experienced any costs or business interruptions due to year 2000 problems. The Company does not anticipate any Year 2000 problems will occur in the future but it is maintaining its contingency planning and resources at an appropriate level

PART  II.     OTHER  INFORMATION
              ------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits:

     (27)     Financial  Data  Schedule

(b)     Reports  on  Form  8-K  -  none

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ALLIED  HEALTHCARE  PRODUCTS,  INC.



                              /s/ Earl R. Refsland
                                Earl R. Refsland
                      President and Chief Executive Officer
                      -------------------------------------