Form 10-Q
period 2000-03-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2000-05-15
CIK 874710

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q

(Mark  One)

 X    Quarterly  report  pursuant  to  Section  13  or  15(d)  of the Securities
---   Exchange  Act  of  1934

For  the  quarterly  period  ended  March  31,  2000

      Transition  report  pursuant  to  Section  13  or  15(d) of the Securities
---   Exchange  Action  of  1934

      For the transition period from                 to
                                     ---------------     --------------------


                         Commission File Number 0-19266

                        ALLIED HEALTHCARE PRODUCTS, INC.

                              1720 Sublette Avenue

                            St. Louis, Missouri 63110
                                  314/771-2400

                          IRS Employment ID 25-1370721

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.


                            Yes   X            No
                                 ---               ---

     The number of shares of common stock outstanding at May 4, 2000 is 7,806,682 shares.

                                      INDEX


Part I - Financial Information                                           Number

     Item  1.   Financial  Statements

                Consolidated  Statement  of  Operations  -
                three  months  and  nine  months  ended
                March 31, 2000 and 1999 (Unaudited)                            3

                Consolidated  Balance  Sheet  -
                March 31, 2000  (Unaudited) and June 30, 1999                4-5

                Consolidated  Statement  of  Cash  Flows  -
                Nine months ended March, 2000 and 1999 (Unaudited)             6

                Consolidated  Statement  of  Changes  in
                Stockholders'  Equity  - nine months ended March 31,
                2000  (Unaudited)                                              7

                Notes to Consolidated Financial Statements                  8-12

      Item 2.   Management's  Discussion  and  Analysis  of
                Financial Condition and Results of Operations              13-24

Part  II - Other  Information

     Item 6.    Exhibits and Reports on Form 8-K                              25

                                                                Signature     26

PART  I.   FINANCIAL  INFORMATION
          Item  1.   Financial  Statements

                                     ALLIED HEALTHCARE PRODUCTS, INC.
                                   CONSOLIDATED STATEMENT OF OPERATIONS
                                                (UNAUDITED)

                                                    Three months ended          Nine months ended
                                                          March 31,                  March 31,
                                                --------------------------  ---------------------------
                                                    2000          1999          2000          1999
                                                ------------  ------------  ------------  -------------
Net sales                                       $16,728,743   $19,227,327   $49,554,573   $ 54,178,723
Cost of sales                                    12,102,813    14,287,294    36,277,507     41,409,419
                                                ------------  ------------  ------------  -------------
Gross profit                                      4,625,930     4,940,033    13,277,066     12,769,304

Selling, general and administrative expenses      3,783,939     4,601,409    12,692,270     14,202,800
Provision for product recall                        (77,000)            0       223,000      1,500,000
Provision for restructuring and consolidation             0             0             0        772,850
                                                ------------  ------------  ------------  -------------
Income/(Loss) from operations                       918,991       338,624       361,796     (3,706,346)

Other expenses:
  Interest expense                                  415,532       468,007     1,272,506      1,445,824
  Other, net                                         16,967        49,451        47,702         73,442
                                                ------------  ------------  ------------  -------------
                                                    432,499       517,458     1,320,208      1,519,266
                                                ------------  ------------  ------------  -------------

Income/(Loss) before income taxes                   486,492      (178,834)     (958,412)    (5,225,612)

Provision (Benefit) for income taxes                276,137        10,006      (138,740)    (1,845,623)
                                                ------------  ------------  ------------  -------------
Net Income/(Loss)                               $   210,355     ($188,840)    ($819,672)   ($3,379,989)
                                                ============  ============  ============  =============

Net Income/(Loss) Per Share:
Basic Net Income/(Loss) per share               $      0.03        ($0.02)       ($0.10)        ($0.43)
                                                ============  ============  ============  =============
Diluted Net Income/( Loss) per share            $      0.03        ($0.02)       ($0.10)        ($0.43)
                                                ============  ============  ============  =============

Weighted average common shares
 outstanding- Basic                               7,806,682     7,806,682     7,806,682      7,806,682
                                                ============  ============  ============  =============
Weighted average common shares &
common equivalent shares outstanding-Diluted      7,938,114     7,806,682     7,806,682      7,806,682
                                                ============  ============  ============  =============

                      See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                         March 31,    June 30,
                                                           2000         1999
                                                        -----------  -----------
                                                         (Unaudited)
Current Assets:
   Cash                                                 $   557,280  $   587,456
   Accounts receivable, net of allowance for doubtful
      accounts of $935,750 and $939,928 respectively     11,280,916   12,601,165
   Inventories                                           16,948,146   17,499,822
   Income taxes receivable                                1,599,648    1,635,866
   Other current assets                                     171,787      138,361
                                                        -----------  -----------
      Total current assets                               30,557,777   32,462,670
                                                        -----------  -----------

   Property, plant and equipment, net                    12,515,742   14,287,037
   Goodwill, net                                         26,599,094   27,210,653
   Other assets, net                                        236,584      314,828
                                                        -----------  -----------
      Total assets                                      $69,909,197  $74,275,188
                                                        ===========  ===========

                                    CONTINUED
                           CONSOLIDATED BALANCE SHEET
                       LIABILITIES AND STOCKHOLDER EQUITY

                                                     March 31,      June 30,
                                                       2000           1999
                                                   -------------  -------------
Current liabilities:
Accounts payable                                      $4,200,407     $5,434,303
Current portion of long-term debt                        990,028        907,649
Accrual for product recall                               438,601        594,725
Other current liabilities                              2,788,190      2,906,636

                                                   -------------  -------------
Total current liabilities                              8,417,226      9,843,313
                                                   -------------  -------------

Long-term debt                                        14,209,953     16,330,185

Deferred income tax liability-noncurrent                 182,608        182,608

Commitments and contingencies                                  0              0

Stockholders' equity:
Preferred stock; $.01 par value; 1,500,000 shares
authorized; no shares issued and outstanding,
which includes Series A preferred stock, $.01 par
value, 200,000 shares authorized, no shares
issued and outstanding Common stock; $.01 par
value, 30,000,000 shares authorized, 7,806,682
shares issued and outstanding at March 31,
2000 and June 30, 1999                                   101,102        101,102
Additional paid-in capital                            47,014,621     47,014,621
Common stock in treasury, at cost                   (20,731,428)   (20,731,428)
Retained earnings                                     20,715,115     21,534,787

                                                   -------------  -------------
Total stockholders' equity                            47,099,410     47,919,082
                                                   -------------  -------------

Total liabilities and stockholders' equity           $69,909,197    $74,275,188
                                                   =============  =============

See  accompanying  Notes  To  Consolidated  Financial  Statements.

                            ALLIED HEALTHCARE PRODUCTS, INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (UNAUDITED)


                                                                Nine months ended
                                                                     March 31,
                                                            ---------------------------
                                                                2000           1999
                                                            -------------  -------------
Cash flows from operating activities:
   Net loss                                                    ($819,672)   ($3,379,989)
   Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:

      Depreciation and amortization                            2,654,476      2,974,934
      Provision for restructuring and consolidation                    0        225,742
      Provision for product recall                              (156,124)     1,097,365
      Decrease in accounts receivable, net                     1,320,249        609,826
      Decrease in inventories                                    551,676       (191,025)
      (Increase) decrease in income taxes receivable              36,218       (969,603)
      (Increase) decrease in other current assets                (33,426)       223,323
      (Decrease) increase in accounts payable                 (1,233,896)       844,580
      Increase (decrease) in accrued income taxes                147,112       (942,036)
      Decrease in other current liabilities                     (265,558)      (816,592)
                                                            -------------  -------------
       Net cash provided by operating activities               2,201,055       (323,475)
                                                            -------------  -------------

Cash flows from investing activities:
   Capital expenditures, net                                    (193,378)      (992,340)
   Proceeds on sale of Toledo, Ohio facilities                         0      1,393,287
                                                            -------------  -------------

       Net cash provided by (used in) investing activities      (193,378)       400,947
                                                            -------------  -------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                            0      5,000,000
   Payments of long-term debt                                   (673,770)    (7,117,798)
   Borrowings under revolving credit agreement                52,932,053     66,598,886
   Payments under revolving credit agreement                 (54,296,136)   (65,224,586)
   Debt issuance costs                                                 0        (32,104)
                                                            -------------  -------------
       Net cash used in financing activities                  (2,037,853)      (775,602)
                                                            -------------  -------------

   Net (decrease) in cash and equivalents                        (30,176)      (698,130)
   Cash and equivalents at beginning of period                   587,456      1,194,813
                                                            -------------  -------------
   Cash and equivalents at end of period                    $    557,280   $    496,683
                                                            -------------  -------------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                             $  1,390,029   $  1,573,400
       Income taxes                                         $     98,510   $     91,938

          See accompanying Notes To Consolidated Financial Statements.

                            ALLIED HEALTHCARE PRODUCTS, INC.
                          CONSOLIDATED STATEMENT OF CHANGES IN
                                  STOCKHOLDERS' EQUITY
                                      (UNAUDITED)

                                                Additional
                         Preferred     Common     paid-in      Treasury      Retained
                           stock       stock      capital        stock       earnings
                        ------------  --------  -----------  -------------  -----------
Balance, June 30, 1999  $         0   $101,102  $47,014,621  ($20,731,428)  $21,534,787

Net loss for the
   nine months ended
   March 31, 2000                                                              (819,672)

Balance,
   March 31, 2000       $         0   $101,102  $47,014,621  ($20,731,428)  $20,715,115
                        ============  ========  ===========  =============  ===========

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

2.    Inventories
      Inventories  are  comprised  as  follows:


                   March 31, 2000   June 30,  1999
                    (Unaudited)

Work-in progress  $        847,310  $       779,027
Component Parts         11,264,005       13,848,272
Finished Goods           4,836,831        2,872,523
                  ----------------  ---------------
                  $     16,948,146  $    17,499,822
                  ================  ===============

     The above amounts are net of a reserve for obsolete and excess inventory of approximately $1.9 million at March 31, 2000 and June 30, 1999.

3.    Litigation  and  Contingencies

     The Company becomes, from time to time, a party to personal injury litigation arising out of incidents involving the use of its products. More specifically there have been lawsuits filed against the Company alleging that its aluminum oxygen pressure regulator, marketed under its Life Support Products label, has caused fires that have led to personal injury. The Company believes, based on preliminary findings, that its products did not cause the fires. However, the Company intends to defend these claims in cooperation with its insurers. Based on the progression of certain cases the Company recorded a $0.4 million charge to operations in the first quarter of fiscal 2000 for cumulative amounts estimated to be payable by the Company under its self-insurance retention for legal costs associated with defending these claims. The Company believes that any potential judgements resulting from these claims over its self-insurance retention would be covered by the Company's product liability insurance.

4.   Senior  Management  Change

     On July 28, 1999 the Company's President, Chief Executive Officer and Director Uma Nandan Aggarwal resigned. Subsequently on August 24, 1999 the Company announced Earl R. Refsland as President, Chief Executive Officer and Director of the Company. As a result of Mr. Aggarwal's resignation, the Company recorded a $0.2 million charge to operations in the first quarter of fiscal year 2000 per terms of a mutually accepted departure agreement.

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

     Had the divestiture occurred on July 1, 1998, consolidated pro forma net sales, net income, and income per share for the quarter ended March 31,1999 would have been $18.7 million, $.1 million and $.01, respectively. For the nine month period ending March 31, 1999 pro forma net sales, net (loss), and (loss) per share would have been $51.6 million, $(3.0) million and $(.39), respectively.

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

     The LSP brand of regulator is predominantly used by Emergency Medical Services ("EMS") for the administration of oxygen in the emergency environment. Even though the recall is focused on oxygen pressure regulators used in the EMS market, other markets have been experiencing significant sales resistance to regulators manufactured with aluminum bodies and brass components in the high pressure chamber. As a result, the Company will transition the manufacturing of aluminum bodied oxygen pressure regulators, marketed under the B&F brand name, to one with an all-brass design. The new brass regulator has been tested and meets the International Standards Organization ("ISO") E-4 Ignition Standard. This is the only recognized standard for ignition resistance, which is recognized by the Compressed Gas Association ("CGA") and ISO. Accordingly, the Company recorded a $0.3 million addition to the provision for product recall in the first quarter of fiscal year 2000 to write-down the value of remaining aluminum regulator component inventories for all markets.

     In the third quarter of fiscal 2000 the company reviewed its estimated remaining liability associated with the aluminum oxygen regulator recall and reduced its provision by $.077 million.

     A reconciliation of activity with respect to the Company's product recall is as follows:


     Provision, June 30, 1999                              $594,725
     Addition to provision for write-down of inventories    300,000
     Product costs for retrofitting and replacement        (373,957)
     Administrative costs incurred                           (5,167)
     Third fiscal quarter reduction of provision            (77,000)
                                                          ----------
     Ending Balance, March 31, 2000                       $ 438,601
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

8.   Workforce  Reduction

     In an effort to bring operating expenses in line with ongoing revenue levels, the Company announced and instituted in October 1999 a 15% workforce reduction estimated to result in $2.6 million in annualized savings. Accordingly, the Company recorded a $0.2 million charge to operations in the second quarter of fiscal 2000 for severance related expenses.

9.   Debt  Refinancing  and  Arrangement

     On August 7, 1998, the Company borrowed approximately $5.0 million from LaSalle National Bank. The borrowing was secured by a first security interest in the Company's St. Louis facility. The loan requires monthly principal and interest payments of $0.06 million, with a final payment of all principal and interest remaining unpaid due at maturity on August 1, 2003. Interest is fixed at 7.75% annum. Proceeds from the borrowing were used to pay down existing debt, which bore a higher interest rate. The loan agreement includes certain debt covenants, which the Company must comply with over the term of the loan, and for which the Company was in compliance at March 31, 2000.

     On September 8, 1998, the Company's credit facilities with Foothill Capital Corporation were amended. The Company's existing term loan was eliminated and replaced with an amended revolving credit facility. As amended, the revolving credit facility remains at $25.0 million. The interest rate on the facility has been reduced from the floating reference rate (8.00% at June 30, 1999) plus 0.50% to the floating reference rate plus 0.25%. The reference rate, as defined in the credit agreement, is the variable rate of interest, per annum, most recently announced by Wells Fargo Bank, National Association, or any successor thereto, as its "base rate". This amendment also provides the Company with a rate of LIBOR + 2.50%. Interest rates on the reference rate and LIBOR will drop by 0.25% at the end of fiscal 2000 if the Company is profitable. In addition, the fees charged to the Company were reduced along with certain debt covenants for which the Company was in compliance at March 31,2000.

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

10.  Net  Income  (  Loss  )  per  Share

     At March 31, 2000, options to purchase shares of common stock were outstanding. Outstanding options potentially dilute earnings per share in the future but have not been included in the nine month period ending March 31, 2000 computation of diluted net loss per share as the impact would have been antidilutive for for the period.

Basic  and  diluted  earnings  per  share  were  calculated  as  follows:

                                                Three Months Ended          Nine Months Ended
                                             -----------------------  -------------------------
                                                    March 31,                 March 31,
                                             -----------------------  -------------------------
                                                2000        1999         2000          1999
                                             ----------  -----------  -----------  ------------
Basic
Weighted average shares outstanding           7,806,682   7,806,682    7,806,682     7,806,682
                                             ----------  -----------  -----------  ------------

Net earnings                                 $  210,355  $ (188,840)  $ (819,672)  $(3,379,989)
                                             ==========  ===========  ===========  ============

Earnings per share - basic                   $     0.03  $    (0.02)  $    (0.10)  $     (0.43)
                                             ==========  ===========  ===========  ============

Diluted
Weighted average shares outstanding           7,806,682   7,806,682    7,806,682     7,806,682
                                             ----------  -----------  -----------  ------------

Additional dilutive shares principally from
the assumed exercise of outstanding
stock options                                   131,432           -            -             -
                                             ----------  -----------  -----------  ------------
                                              7,938,114   7,806,682    7,806,682     7,806,682
                                             ----------  -----------  -----------  ------------

Net earnings                                    210,355    (188,840)    (819,672)   (3,379,989)
                                             ==========  ===========  ===========  ============

Earnings per share - diluted                 $     0.03  $    (0.02)  $    (0.10)  $     (0.43)
                                             ==========  ===========  ===========  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Allied Healthcare Products, Inc. ("Allied" or the "Company") for the three month and nine month periods ended March 31, 2000 compared to the three and nine month periods ended March 31, 1999. This discussion should be read in conjunction with the June 30, 1999 consolidated financial statements and accompanying notes thereto included in the Company's Form 10-K for the year ended June 30, 1999.

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

LITIGATION  AND  CONTINGENCIES
------------------------------

     The Company becomes, from time to time, a party to personal injury litigation arising out of incidents involving the use of its products. More specifically there have been a number of lawsuits filed against the Company alleging that its aluminum oxygen pressure regulator, marketed under its Life Support Products label, has caused fires that have led to personal injury. The Company believes, based on preliminary findings, that its products did not cause the fires. Accordingly, the Company intends to defend these claims in cooperation with its insurers. Based on the progression of certain cases the Company recorded a $0.4 million charge to operations in the first quarter of fiscal 2000 for cumulative amounts estimated to be payable by the Company under its self-insurance retention for legal costs associated with defending these claims. The Company believes that any potential judgements resulting from these claims over its self-insurance retention would be covered by the Company's product liability insurance.

SENIOR  MANAGEMENT  CHANGE
--------------------------

     On July 28, 1999 the Company's President, Chief Executive Officer and Director Uma Nandan Aggarwal resigned. Subsequently on August 24, 1999 the Company announced Earl R. Refsland as President, Chief Executive Officer and Director of the Company. As a result of Mr. Aggarwal's resignation, the Company recorded a $0.2 million charge to operations in the first quarter of fiscal year 2000 per terms of a mutually accepted departure agreement.

LSP  OXYGEN  REGULATOR  RECALL
------------------------------

     On February 4, 1999, Allied announced a recall of aluminum oxygen regulators marketed under its Life Support Products label. These products are used to regulate pressure of bottled oxygen for administration to patients under emergency situations. Following reports of regulator fires, the Company instituted a recall in May 1997, under which it provided retrofit kits to prevent contaminants from entering the regulators. While preliminary findings led the Company to believe the Company's products did not cause the fires, there was enough concern among the users that the Company, in cooperation with the U.
S. Food and Drug Administration ("FDA"), agreed to institute a voluntary recall to replace aluminum components in the high pressure chamber of the regulators with brass components at pre-existing authorized service centers. The FDA has recommended that all regulator manufacturers cease use of aluminum in regulators. Accordingly, the Company has now introduced new brass regulators and is also offering a trade in program to the existing users. The new brass regulator has been tested and meets the International Standards Organization ("ISO") E-4 Ignition Standard. This is the only recognized standard for ignition resistance, which is recognized by the Compressed Gas Association and the ISO. Based on an estimated population of 100,000 regulators, the Company estimates that the recall could cost as much as $2.7 million or more. However, the Company is making every effort to mitigate these costs. A charge of $1.5 million pre-tax, $.9 million after tax, or $0.12 per share was recorded in the second quarter of fiscal 1999 to cover these costs.

     The LSP brand of regulator is predominantly used by Emergency Medical Services ("EMS") for the administration of oxygen in the emergency environment. Even though the recall is focused on oxygen pressure regulators used in the EMS market, other markets have been experiencing significant sales resistance to regulators manufactured with aluminum bodies and brass components in the high pressure chamber. As a result, the Company will transition the manufacturing of aluminum bodied oxygen pressure regulators, marketed under the B&F brand name, to one with an all-brass design. Accordingly, the Company recorded a $0.3 million addition to the provision for product recall in the first quarter of fiscal year 2000 to write-down the value of remaining aluminum regulator component inventories for all markets.

     In the third quarter of fiscal 2000 the Company reviewed its estimated liability associated with the aluminum oxygen regulator recall and accordingly reduced its provision by $.077.

B&F  CONSOLIDATION
------------------

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


SALE  OF  HEADWALL  PRODUCTS  DIVISION
--------------------------------------

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

     Had the divestiture occurred on July 1, 1998, consolidated pro forma net sales, net income, and income per share for the quarter ended March 31,1999 would have been $18.7 million, $.1 million and $.01, respectively. For the nine month period ending March 31, 1999 pro forma net sales, net (loss), and (loss) per share would have been $51.6 million, $(3.0) million and $(.39), respectively.

FINANCIAL  INFORMATION
----------------------

     The following table sets forth, for the fiscal period indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statement of operations.

                                               THREE MONTHS ENDED   THREE MONTHS ENDED
                                                    MARCH 31           MARCH 31
                                               -----------------    ----------------
                                                 2000       1999      2000      1999
                                               ------     ------    ------    ------
Net sales                                       100.0%    100.0%    100.0%    100.0%
Cost of sales                                    72.3      74.3      73.2      76.4
                                               ------     ------    ------    ------
Gross profit                                     27.7      25.7      26.8      23.6
Selling, general and administrative expenses     22.6      23.9      25.6      26.2
Provision for product recall                     (0.4)      0.0       0.5       2.8
Provision for restructuring and consolidation     0.0       0.0       0.0       1.4
                                               ------     ------    ------    ------
Income/(Loss) from operations                     5.5       1.8        .7      (6.8)
Interest                                          2.5       2.4       2.6       2.7
Other expense                                      .1        .3        .0        .1
                                               ------     ------    ------    ------
Income/Loss before benefit for income taxes       2.9      (0.9)     (1.9)     (9.6)
Income taxes                                      1.7        .1       (.2)     (3.4)
                                               ------     ------    ------    ------
Net Income/(Loss)                                 1.2%     (1.0)%    (1.7)%    (6.2)%
                                               ------     ------    ------    ------

RESULTS  OF  OPERATIONS
-----------------------

     Allied manufactures and markets medical gas equipment, respiratory care products, and emergency medical products. Set forth below is certain information with respect to amounts (dollars in thousands) and percentages of net sales attributable to medical gas equipment, respiratory care products, and emergency medical products. Headwall products are included in medical gas equipment for the three and six month periods ending March 31,1999. The headwall products division was sold on May 28, 1999. Net sales of headwall products for the three and nine month periods ended March 31,2000 were $.6 million and $2.6 million respectively.


                             THREE MONTHS ENDED   THREE MONTHS ENDED
                               MARCH 31, 2000       MARCH 31, 1999

                                         % of                  % of
                                         Total                 Total
                               Net        Net        Net        Net
                              Sales      Sales      Sales      Sales
                            ---------  ---------  ---------  -------
Medical Gas Equipment       $ 8,970      53.6%    $10,850      56.4%
Respiratory Care Products     5,267      31.5%      5,681      29.5%
Emergency Medical Products    2,492      14.9%      2,696      14.1%
                            -------    -------    -------    -------
Total                       $16,729     100.0%    $19,227     100.0%
                            =======    =======    =======    =======


                             NINE MONTHS ENDED     NINE MONTHS ENDED
                               MARCH 31, 2000       MARCH 31, 1999

                                         % of                  % of
                                         Total                 Total
                               Net        Net        Net        Net
                              Sales      Sales      Sales      Sales
                            ---------  ---------  ---------  --------
Medical Gas Equipment        $ 26,661     53.8%    $ 29,051     53.6%
Respiratory Care Products      14,693     29.6%      17,832     32.9%
Emergency Medical Products      8,201     16.6%       7,296     13.5%
                            ---------  ---------  ---------  --------
Total                         $49,555     100.0%    $54,179    100.0%
                              =======    =======    =======   =======


THREE  MONTHS  ENDED MARCH 31,2000 COMPARED TO THREE MONTHS ENDED MARCH 31,1999.
--------------------------------------------------------------------------------

     Certain internal and external factors continue to impact the Company's operations. Home health care product sales, mainly the B&F product line, continue to be weak due to lingering effects of the shutdown and relocation of production of the B&F product line to St. Louis. The Company continues its efforts to improve stocking levels of the B&F product line through outsourcing of labor intensive assembly operations. The Company believes that the ability to meet customer demand in a timely manner is fundamental in improving customer satisfaction, which will in turn result in an increase in incoming business. Management's efforts are therefore focused on ways to improve on-time shipping levels to the customer.

     Allied had net sales of $16.7 million for the three months ended March 31, 2000, down $2.5 million, or 13% from net sales of $19.2 million in the prior year same quarter. The now divested headwall business had sales of $.6 million in the three months ended March 31, 1999 indicating that the Company's base business decreased sales by $1.9 million in the quarter ended March 31, 2000 compared to the prior year same period. Sales of all product lines are suffering from the lingering manufacturing issues of the relocation of the B & F product line to St. Louis. These issues are manifesting themselves in higher than normal past due backlog and high shippable backlog due customers. The Company's shippable backlog at March 31, 2000 totaled $1.9 million.

     Medical Gas Equipment sales of $9.0 million in the third quarter of fiscal 2000 were $1.8 million lower than sales of $10.8 million in the prior year same quarter. Excluding $.6 million of third quarter fiscal 1999 sales from the now divested headwall products division, core medical gas product sales decreased $1.2 million, or 11.1%, in the third quarter of fiscal 2000 compared to prior year third quarter.

     Respiratory care product sales in the third quarter of fiscal 2000 of $5.2 million were $.5 million, or 7.0%, less than sales of $5.7 million in the prior year same quarter. This decline is primarily attributable to the B&F product line due to the factors discussed above.

     Emergency product sales decreased $0.2 million, or 7.4%, from $2.7 million in the third quarter of fiscal 1999 to $2.5 million in the third quarter of fiscal 2000. The third fiscal quarter of 1999 benefited form unusually high shipments of brass oxygen regulators. The high regulator shipments were a result of the introduction of a new brass regulator and a trade-in program instituted due to the voluntary recall of aluminum oxygen regulators during fiscal 1999 as previously discussed.

     International sales, which are included in the product lines discussed above, decreased $0.3 million or 9.4% from $3.2 million in the third quarter of fiscal 1999 to $2.9 million in the third fiscal quarter of fiscal 2000. The company continues to emphasize the importance of worldwide markets as advances in medical protocol in various markets throughout the world lead to increased demand.

     Gross profit for the three months ended March 31, 2000 was $4.6 million, or 27.7%, of net sales compared to a gross profit of $4.9 million, or 25.7% of net sales for the three months ended March 31, 1999. Gross profit as a percentage of net sales for the now divested headwall products division was 14.3% for the three-month period ending March 31, 1999. The increase in gross profit as a percent of sales for the three month period ending March 31, 2000 is attributable to lower manufacturing costs. The Company will continue to review its operations to eliminate inefficiencies and also research opportunities for lowering manufacturing and product costs.

     Selling, General and Administrative ("SG&A") expenses for the three months ended March 31, 2000 were $3.8 million, a net decrease of $.8 million, or 17.4% from $4.6 million for the three months ended March 31, 2000. The decrease in SG&A is largely attributable to the 15% salary work force reduction that was instituted in the second quarter of fiscal 2000.

     Income from operations was $.9 million for the three months-ended March 31,2000 compared to $0.3 million for the three months ended March 31, 1999. Interest expense for both the third quarter of fiscal 2000 was $.4 million compared to $.5 million in the third fiscal quarter of 1999. Allied had a profit before income taxes in the third quarter of fiscal 2000 of $.5 million compared to a loss before benefit for income taxes of $0.2 million for the third quarter of fiscal 1999. The Company recorded a provision for taxes of $.3 million in the third quarter of fiscal 2000 compared to negligible taxes in the third quarter of fiscal 1999.

     For the third quarter of fiscal 2000, net income was $0.2 million, or $0.03 per basic and diluted share compared to a net loss of $.2 million for the third quarter of fiscal 1999, or $.02 per basic and diluted share. The weighted average number of common shares outstanding used in the calculation of earnings per share for the third quarters of fiscal 2000 and fiscal 1999 was 7,806,682.

     The LSP brand of oxygen regulator, which is subject to voluntary recall as previously discussed, is substantially used by Emergency Medical Services ("EMS") for the administration of oxygen in the emergency environment. Even though the recall is focused on oxygen pressure regulators used in the EMS market, other markets have been experiencing significant sales resistance to regulators manufactured with aluminum bodies and brass components in the high pressure chamber. As a result, the Company will transition the manufacturing of aluminum bodied oxygen pressure regulators, marketed under the B&F brand name, to one with an all-brass design. Accordingly, the Company has reviewed its provision to cover the cost associated with the oxygen regulator recall and has recorded a $0.077 million reduction to the provision in the third quarter of fiscal year 2000 to reflect its current estimate of costs associated with the recall and write down of component inventories for aluminum oxygen regulators.


NINE  MONTHS  ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999.
--------------------------------------------------------------------------------

Allied had net sales of $49.6 million for the nine months ending March 31, 2000, down $4.6 million, or 8.5%, from net sales of $54.2 million for the nine months ending March 31,1999. The now divested headwall business had sales of $2.6 million in the nine month period ending March 31,1999 indicating that the Company's core business had a sales decline of $2.0 million or 3.7% from the prior year same period. Sales of all product lines are suffering from the lingering manufacturing issues of the relocation of the B & F product line to St. Louis. These issues are manifesting themselves in higher than normal past due backlog and high shippable backlog due customers.

     Medical gas product sales in the first nine months of fiscal 2000 of $26.7 million were $2.3 million lower than sales of $29.0 million in the prior year same nine month period. Excluding $2.6 million of first nine months fiscal 1999 sales from the now divested headwall products division, core medical gas product sales increased $.3 million, or 1.1%, in the first nine months of fiscal 2000 compared to prior year first nine months.

     Respiratory care product sales in the first nine months of fiscal 2000 of $14.7 million were $3.1 million, or 17.4%, less than sales of $17.8 million in the prior year same nine month period. The decline in home care sales is mainly attributable to the B&F product line due to factors discussed above.

     Emergency product sales increased $.9 million, or 12.3%, from $7.3 million in the first nine months of fiscal 1999 to $8.2 million in the first nine months of fiscal 2000, primarily due to increased shipments of brass oxygen regulators. This increase in brass regulator shipments is a result of the introduction of a new brass regulator and a trade-in program instituted due to the voluntary recall of aluminum oxygen regulators during the second quarter of fiscal 1999 as previously discussed.

     International sales, which are included in the product lines discussed above, decreased $0.4 million or 4.2% from $9.6 million in the first nine months of fiscal 1999 to $9.2 million in the first nine months of fiscal 2000The company continues to emphasize the importance of worldwide markets as advances in medical protocol in various markets throughout the world lead to increased demand.

     Gross profit for the nine months ended March 31, 2000 was $13.3 million, or 26.8%, of net sales compared to a gross profit of $12.8 million, or 23.6% of net sales for the nine months ended March 31,1999. The increase in gross profit as a percent of sales is attributable to higher manufacturing efficiency and the outsourcing of labor intensive assembly operations primarily in the production of the B&F product line. In the second quarter of fiscal 1999, the B&F product line was moved to St. Louis and caused a reduction of manufacturing throughput. As previously discussed, the headwall products division was sold on May 28, 1999 and its results are included in the nine months ended March 31, 1999. The Company will continue to review its operations to eliminate inefficiencies and also research opportunities for lowering manufacturing and product costs.

     Selling, General and Administrative ("SG&A") expenses for the nine months ended March 31, 2000 were $12.7 million, a net decrease of $1.5 million, or 10.6% from $14.2 million for the nine months ended March 31,1999. In the second quarter the Company recorded a $.2 million charge to operations for severance and related expenses to cover the cost of the previously announced 15% work force reduction estimated to yield $2.6 million annualized savings in payroll and benefit costs.

     SG&A expenses in the first nine months of fiscal 2000 were impacted by certain unusual transactions. The Company recorded a $0.4 million charge to SG&A expense in the first quarter of fiscal 2000 for cumulative amounts estimated to be payable by the Company under its self-insurance retention for legal costs associated with defending product liability litigation. In addition, due to the resignation of the Company's President, Chief Executive Officer and Director Uma Nandan Aggarwal on July 28, 1999, the Company recorded a $0.2 million charge to SG&A expense in the first quarter of fiscal year 2000 per terms of a mutually accepted departure agreement. These unusual charges were offset by certain SG&A expense savings that are a result of specific events which were discussed previously. The aforementioned SG&A expense savings include: 1) administrative expense savings of $0.3 million due to the closing of the Company's Toledo, Ohio facility, 2) $0.8 million in direct expenses generated by the divested headwall products division in the first nine months of fiscal 1999 and 3) $1.2 million in savings attributable to management's efforts to reduce SG&A spending in the base business.

     The LSP brand of oxygen regulator, which is subject to voluntary recall as previously discussed, is primarily used by Emergency Medical Services ("EMS") for the administration of oxygen in the emergency environment. Even though the recall is focused on oxygen pressure regulators used in the EMS market, other markets have been experiencing significant sales resistance to regulators manufactured with aluminum bodies and brass components in the high pressure chamber. As a result, the Company will transition the manufacturing of aluminum bodied oxygen pressure regulators, marketed under the B&F brand name, to one with an all-brass design. Accordingly, the Company recorded a $0.3 million addition to the provision for product recall in the first quarter of fiscal year 2000 to write-down the value of remaining aluminum regulator component inventories for all markets. In the third fiscal quarter, the Company reviewed its provision to cover the cost associated with the oxygen regulator recall and has recorded a $0.077 million reduction to the provision to reflect its current estimate of costs associated with the recall and write down of component inventories for aluminum oxygen regulators.

     On August 10, 1998, the Company announced its intention to close the Toledo facility of its disposable products division and relocate the B&F product line of home care products to its St. Louis manufacturing facility. In connection with the shutdown of the facility, the Company recorded a one-time charge of approximately $1.0 million ($0.6 million after taxes), or $.07 per share during the first quarter of fiscal 1999. Subsequently, during the second quarter of fiscal 1999, the Company negotiated and received a $0.2 million cash payment from the City of Toledo as partial reimbursement for relocation costs. Accordingly, Allied recorded this cash payment as a reduction to the aforementioned provision, in the second quarter of fiscal 1999, resulting in a net charge of $0.8 million pre-tax, $0.5 million after tax, or $0.06 per share for the fiscal year ended June 30,1999. These costs were substantially paid during the second quarter of fiscal 1999.

     Income from operations was $.6 million for the nine months ended March 31,2000 compared to a loss of $3.7 million for the nine months ended March 31, 1999. Interest expense for the nine months ended March 31, 2000 was $1.3 million compared to $1.4 million in the nine month period ending March 31,1999. Allied had a loss before benefit for income taxes in the first nine months of fiscal 2000 of $1.0 million compared to a loss before benefit for income taxes of $5.2 million for the first nine months of fiscal 1999. The Company recorded a tax benefit of $.1 million in the first nine months of fiscal 2000 compared to a tax benefit of $1.8 million in the same nine month period of the prior year.

     In fiscal 2000, the net loss for the first nine months was $.8 million, or $0.10 per basic and diluted share compared to a net loss of $3.4 million for the first nine months of fiscal 1999, or $0.43 per basic and diluted share. The weighted average number of common shares outstanding used in the calculation of earnings per share for fiscal 2000 and fiscal 1999 was 7,806,682.

FINANCIAL  CONDITION
--------------------

     The following table sets forth selected information concerning Allied's financial condition:

     Dollars  in  thousands:          March  31,  2000          June  30,  1999
     -----------------------          ----------------          ---------------

     Cash                                $   557                   $   587
     Working  Capital                    $22,141                   $22,619
     Total  Debt                         $15,200                   $17,238
     Current  Ratio                       3.63:1                    3.30:1

     The Company's working capital was $22.1 million at March 31, 2000 compared to $22.6 million at June 30, 1999. Accounts receivable decreased to $11.3 million at March 31, 2000 from $12.6 million at June 30, 1999, primarily due to decreased sales. Accounts receivable as measured in days sales outstanding ("DSO") are at 63 days up from 62 days at June 30, 1999. Inventories decreased to $16.9 million from $17.5 million at June 30, 1999. Current liabilities decreased $1.4 million primarily due to the accounts payable decrease of $1.2 million.

     There was a minimal decrease in cash for the nine months ended March 31, 2000. Net cash provided by operations for the nine month period ending March 31, 2000 was $2.2 million. Cash provided by operating activities consisted of a net loss of $.8 million, which was offset by non-cash charges to operations of $2.7 million for depreciation and amortization, as well as changes in working capital accounts which provided $.5 million. The change in working capital was essentially comprised of reductions in accounts receivable of $1.3 million, inventory of $.6 million combined with a decrease of accounts payable of $1.2 million and other current liabilities reduction of $.1 million.

     The Company's cash balance decreased $.7 million for the nine month period ending March 31,1999. Operating activities for the period ending March 31, 1999 consumed cash of $.3 million. Cash consumed consisted of a net loss of $3.4 million, which was partially offset by non-cash charges to operations of $3.0 million for depreciation and amortization. Changes in working capital accounts used $1.3 million. The changes in working capital were comprised of reductions in accounts receivable of $0.6 million and other current assets of $0.2 million, and an increase in accounts payable of $0.8 million. These favorable working capital adjustments were offset by an increase in inventories of $0.2 million, a net change in deferred income tax accounts of $1.9 million and a reduction in other current liabilities of $0.8 million. In addition, cash used by operating activities was favorably impacted by the $1.1 million accrual for product recall, as discussed previously, and by the $0.2 million non-cash portion of the provision for restructuring and consolidation related to the relocation of the B&F product line from Toledo, Ohio to St. Louis, Missouri.

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