Form 10-K
period 2000-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2000-09-28
CIK 874710

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
(Mark  One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the fiscal year June 30, 2000
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

     As of September 22, 2000, the aggregate market value of the voting stock held by non-affiliates (4,216,641 shares) of the Registrant was $12,122,843
(based  on  the  closing  price,  on  such  date,  of  $2.875  per  share).

     As of September 22, 2000, there were 7,806,682 shares of common stock, $0.01 par value (the "Common Stock"), outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Proxy Statement dated October 2, 2000 (portion) (Part III)


                        ALLIED HEALTHCARE PRODUCTS, INC.

                         INDEX TO FORM 10-K


                                                              Page
                                                              ----
                               PART I
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . .   1
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . .   9
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . 10
Item 4.   Submission of Matters to a Vote of Security Holders   10

                              PART II
Item 5.   Market for Registrant's Common Stock and Related      10
          Stockholder Matters
Item 6.   Selected Financial Data . . . . . . . . . . . . . . . 11
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . .   12
Item 8.   Financial Statements and Supplementary Data . . . .   23
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure  . . . . . . . .  41

                             PART III
Item 10.  Directors and Executive Officers of the Registrant .  42
Item 11.  Executive Compensation . . . . . . . . . . . . . . .  42
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . .  42
Item 13.  Certain Relationships and Related Transactions        42

                              PART IV
Item 14.  Exhibits, Financial Statement Schedule, and Reports
          on Form 8-K  . . . . . . . . . . . . . . . . . . .    42

                                     PART I

ITEM  1.  BUSINESS

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


SIGNIFICANT  EVENTS

     The following list includes significant events that are further discussed in the Management Discussion and Analysis (MDA) section and in the Consolidated Financial Statements in this Form 10-K:

     - July 1999 resignation of President, Chief Executive Officer and Director, Uma Nandan Aggarwal and subsequent announcement of his successor in August 1999, Earl R. Refsland as President, Chief Executive Officer and Director of the Company.

     - A work stoppage initiated by District No. 9 of the International Association of Machinists and Aerospace Workers at the Company's St. Louis manufacturing location coincident with the expiration of the labor contract at midnight on May 31, 2000.

     - On June 2, 2000 the Company announced that it expected to be able to ship products during a work stoppage initiated by District No. 9 of the International Association of Machinists and Aerospace Workers.

     - On July 31, 2000 the Company announced that it reached a new three year agreement with District No. 9 of the International Association of Machinists and Aerospace Workers.

     - On August 23, 2000 the Company announced the appointment of Gregory C. Kowert as Vice President Finance, Chief Financial Officer and Secretary. The Company also announced that Thomas A. Jenuleson had resigned as Vice President Finance, Chief Financial Officer and Secretary.

     The Company's principal executive offices are located at 1720 Sublette Avenue, St. Louis, Missouri 63110, and its telephone number is (314) 771-2400.

MARKETS  AND  PRODUCTS

     In fiscal 2000, respiratory care products, medical gas equipment and emergency medical products represented approximately 29%, 54% and 17%, respectively, of the Company's net sales. The Company operates in a single industry segment and its principal products are described in the following table:

                                                                            PRINCIPAL
           PRODUCT                             DESCRIPTION                 BRAND NAMES       PRIMARY USERS
===============================  =======================================  ==============  ===================

RESPIRATORY CARE PRODUCTS
    Respiratory Care/Anesthesia  Large volume compressors; ventilator     Timeter         Hospitals and sub-
    Products                     calibrators; humidifiers and mist tents                  acute facilities

    Home Respiratory Care        O2 cylinders; pressure regulators;       Timeter; B&F;   Patients at home
    Products                     nebulizers; portable large volume        Schuco
                                 compressors; portable suction
                                 equipment and disposable respiratory
                                 products

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

     HOME RESPIRATORY CARE PRODUCTS. Home respiratory care products represent one of Allied's potential growth areas. Allied's broad line of home respiratory care products include aluminum oxygen cylinders, oxygen regulators, pneumatic nebulizers, portable suction equipment and the full line of respiratory disposable products.

MEDICAL  GAS  EQUIPMENT

     MARKET. The market for the medical gas equipment consists of hospitals, alternate care settings and surgery centers. The medical gas equipment group is broken down into three separate categories: construction products, regulation devices and suction equipment, and disposable cylinders.

     CONSTRUCTION PRODUCTS. Allied's medical gas system construction products consist of in-wall medical system components, central station pumps and compressors, and headwalls. These products are typically installed during construction or renovation of a health care facility and are built in as an integral part of the facility's physical plant. Typically, the contractor for the facility's construction or renovation purchases medical gas system components from manufacturers and ensures that the design specifications of the health care facility are met.

     Allied's in-wall components, including outlets, manifolds, alarms, ceiling columns and zone valves, serve a fundamental role in medical gas delivery systems.

     Central station pumps and compressors are individually engineered systems consisting of compressors, reservoirs, valves and controls designed to drive a hospital's medical gas and suction systems. Each system is designed specifically for a given hospital or facility, which purchases pumps and compressors from suppliers. The Company's sales of pumps and compressors are driven, in large part, by its share of the in-wall components market.

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

EMERGENCY  MEDICAL  PRODUCTS

     MARKET.   Emergency  medical  products  are  used  in  the  treatment  of trauma-induced injuries. The Company's emergency medical products provide patients resuscitation or ventilation during cardiopulmonary resuscitation or respiratory distress as well as immobilization and treatment for burns. The Company believes that the trauma care venue for health care services is positioned for growth in light of the continuing trend towards providing health care outside the traditional hospital setting. The Company also expects that other countries will develop trauma care systems in the future, although no assurance can be given that such systems will develop or that they will have a favorable impact on the Company. Sales of emergency medical products are made through specialized emergency medical products distributors to ambulance companies, fire departments and emergency medical systems volunteer organizations.

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

SALES  AND  MARKETING

     Allied sells its products primarily to respiratory care/anesthesia product distributors, hospital construction contractors, emergency medical equipment dealers and directly to hospitals. The Company maintains a sales force of 37 sales professionals, all of whom are full-time employees of the Company.

     The sales force includes 25 medical gas specialists, 5 emergency specialists and 7 international sales representatives. In addition, a director of corporate and national accounts is responsible for pursuing business with large national group purchasing organizations, large homecare national chains and OEM sales. Five product managers are responsible for the marketing activities of these product lines.

     The 25 medical gas specialists are responsible for sales of all Allied products with the exception of emergency products within their territory. Sales of products are accomplished through respiratory care/anesthesia distributors for the regulation devices, suction equipment, respiratory care/anesthesia products and disposable cylinders. The homecare products are sold primarily through our own in house telemarketing and manufacturers representative groups across the country. Construction products are sold direct to hospital construction contractors and through distributors.

     Emergency medical specialists are responsible for sales of respiratory/resuscitation products, trauma and patient handling products. These products are principally sold to ambulance companies, fire departments and emergency medical systems volunteer organizations through specialized emergency medical products distributors.

     The Company's director of national accounts is responsible for marketing Allied's products to national hospital groups, managed care organizations and other health care providers, and to national chains of durable medical equipment suppliers through sales efforts at the executive level. Generally, the national account representatives secure a commitment from the purchaser to buy a specified quantity of Allied's products over a defined time period at a discounted price based on volume.

INTERNATIONAL

     Allied's international business represents a potential growth area that the Company has been pursuing. Allied's net sales to foreign markets totaled 19% of the Company's net sales in fiscal 2000. International sales are made through a network of doctors, agents and U.S. exporters who distribute the Company's products throughout the world. Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East.

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

     Allied manufactures small metal components from bar stock in a machine shop which includes automatic screw machines, horizontal lathes and drill presses and five computer controlled machining centers. The Company makes larger metal components from sheet metal using computerized punch presses, brake presses and shears. In its plastics manufacturing processes, the Company utilizes both extrusion and injection molding. The Company believes that its production facilities and equipment are in good condition and sufficient to meet planned increases in volume over the next few years and that conditions in local labor markets should permit the implementation of additional shifts and days operated.

     In August 1998, Allied announced the closing of its Toledo, Ohio facility and subsequent consolidation of the production of its B&F disposable product line into the St. Louis facility. This move was completed during the second quarter of fiscal 1999. See further discussion of the closure of the Toledo operation in the following MDA section of this Form 10-K.

RESEARCH  AND  DEVELOPMENT

     Allied's research and development group is responsible for the development of new products. This group is staffed with mechanical and electrical engineers. During the 2000 fiscal year this group was split off from the product support group to allow the group to focus on the introduction of new products.

     During fiscal 2000 the Company released several new products as a result of research and development programs. These products include a new portable Gomco suction pump that utilizes a rotary vacuum pump to provide high vacuum and flow levels. A cost reduced Oxygen timer was released which will allow Allied to compete more effectively in the marketplace. A smaller version of the Vacutron suction regulator was also released for sale. The group also engaged in several research projects, which have led to patent applications.

GOVERNMENT  REGULATION

     The Company's products and its manufacturing activities are subject to extensive and rigorous government regulation by federal and state authorities in the United States and other countries. In the United States, medical devices for human use are subject to comprehensive review by the United States Food and Drug Administration (the "FDA"). The Federal Food, Drug, and Cosmetic Act ("FDC Act"), and other federal statutes and regulations, govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in warning letters, fines, recall or seizure of products, injunction, refusal to permit products to be imported into or exported out of the United States, refusal of the government to clear or approve marketing applications or to allow the Company to enter into government supply contracts, or withdrawal of previously approved marketing applications and criminal prosecution.

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

     In March through June 2000, the FDA conducted an inspection of the Company's St. Louis facility and provided a written report, known as an "FDA Form 483" or simply a "483," citing FDA observations concerning GMP compliance and quality control issues [applicable to Demand Valves, Emergency Ventilators, Circumcision Clamps, and Regulators]. The Company provided a written response to the FDA and in August 2000, the FDA issued a warning letter and requested that the Company clarify and supplement its responses to the 483 observations. The Company has submitted to the FDA a written supplemental response and is in the process of implementing actions to address the FDA concerns. The Company believes that its responses to date and its continuing attention to the matters raised by the FDA will avert any FDA action seeking to interrupt or suspend manufacturing or to require any recall or modification of products.

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

     The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protections, fire hazard control and disposal of hazardous or potentially hazardous substances.

THIRD  PARTY  REIMBURSEMENT

     The cost of a majority of medical care in the United States is funded by the U.S. Government through the Medicare and Medicaid programs and by private insurance programs, such as corporate health insurance plans. Although the Company does not receive payments for its products directly from these programs, home respiratory care providers and durable medical equipment suppliers, who are the primary customers for several of the Company's products, depend heavily on payments from Medicare, Medicaid and private insurers as a major source of revenues. In addition, sales of certain of the Company's products are affected by the extent of hospital and health care facility construction and renovation at any given time. The federal government indirectly funds a significant percentage of such construction and renovations costs through Medicare and Medicaid reimbursements. In recent years, governmentally imposed limits on reimbursement of hospitals and other health care providers have impacted spending for services, consumables and capital goods. In addition the Balanced Budget Act of 1997 reduced reimbursements by 25% for oxygen and oxygen equipment. A material decrease from current reimbursement levels or a material change in the method or basis of reimbursing health care providers is likely to adversely affect future sales of the Company's products.


PATENTS,  TRADEMARKS  AND  PROPRIETARY  TECHNOLOGY

     The Company owns and maintains patents on several products that it believes are useful to the business and provides the Company with an advantage over its competitors. During fiscal 2000 the Company was granted one patent and applied for two new patents.

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

EMPLOYEES

     At June 30, 2000, the Company had 411 full-time employees and 111 temporary full-time employees. Approximately 251 employees in the Company's principal manufacturing facility located in St. Louis, Missouri, were covered by a collective bargaining agreement that expired on May 31, 2000, and were participating in a strike that was settled on July 31, 2000. The new agreement expires May 31, 2003. Approximately 12 employees at the Company's facility in Stuyvesant Falls, New York are also covered by a collective bargaining agreement that will expire in 2001.

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

                            SQUARE FOOTAGE   OWNED/
        LOCATION             (APPROXIMATE)   LEASED      ACTIVITIES/PRODUCTS
--------------------------  ---------------  ------  ---------------------------
St. Louis, Missouri                 270,000  Owned   Headquarters; medical gas
                                                     equipment; respiratory care
                                                     products; emergency
                                                     medical products

Stuyvesant Falls, New York           30,000  Owned   CO2 absorbent

     In addition, the Company owns a 16.8-acre parcel of undeveloped land in Stuyvesant Falls, New York. As indicated elsewhere in this Form 10-K, Allied's facility in Toledo was shut down and the operations consolidated into St. Louis during the second quarter of fiscal 1999. Also as indicated in this Form 10-K, the Company's headwall division in Oakland, California was sold in May 1999.

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

     In addition, from time to time the Company's products may be subject to product recalls in order to correct design or manufacturing flaws in such products. The Company has voluntarily effectuated the recall of its aluminum body regulators manufactured under the Life Supports Products, Inc. brand name in cooperation with the U.S. Food and Drug Administration ("FDA") under Product Recall No. Z-693/698-9 to conform with the industry wide recommendation to cease use of aluminum parts in oxygen regulators. The recall is complete and final review of the results thereof is presently being conducted by the FDA.

     In March through June 2000, the FDA conducted an inspection of the Company's St. Louis facility and provided a written report, know as an "FDA Form 483" or simply a "483," citing FDA observations concerning Good Manufacturing Practices compliance ("GMP") and quality control issues [applicable to Demand Valves, Emergency Ventilators, Circumcision Clamps, and Regulators]. The Company provided a written response to the FDA and in August 2000, the FDA issued a warning letter and requested that the Company clarify and supplement its responses to the 483 observations. The Company has submitted to the FDA a written supplemental response and is in the process of implementing actions to address the FDA concerns. The Company believes that its responses to date and its continuing attention to the matters raised by the FDA will avert any FDA action seeking to interrupt or suspend manufacturing or to require any recall or modification of products.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

                                     PART II

ITEM  5.  MARKET  FOR  REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Allied Healthcare Products, Inc. began trading on the NASDAQ National market under the symbol AHPI on January 14, 1992, following its initial public offering. As of September 22, 2000, there were 247 record owners of the Company's Common Stock. The following tables summarize information with respect to the high and low closing prices for the Company's Common Stock as listed on the NASDAQ National market for each quarter of fiscal 2000 and 1999, respectively. The Company currently does not pay any dividend on its Common Stock.

COMMON  STOCK  INFORMATION

      2000                 HIGH      LOW           1999           HIGH     LOW
-----------------------  --------  --------  -----------------  --------  --------
      September quarter  $2-15/16  $1-21/32  September quarter  $4-13/16  $ 1-3/4
      December quarter    2-15/16     2-1/8  December quarter          3    1-1/4
      March quarter         3-5/8     2-1/2  March quarter             2    1-1/4
      June quarter        3-49/64    3-1/16  June quarter          2-3/8   1-9/16

ITEM  6.  SELECTED  FINANCIAL  DATA

(In thousands, except per share data)
Year ended June 30,                                     2000      1999      1998       1997       1996
=========================================================================================================
STATEMENT OF OPERATIONS DATA
Net sales                                             $64,277   $72,799   $ 96,467   $118,118   $120,123
Cost of sales                                          48,055    55,864     69,110     82,365     80,550
Gross profit                                           16,222    16,935     27,357     35,753     39,573
Selling, general and administrative expenses           16,835    18,733     23,889     33,910     31,449
Provision for restructuring and consolidation  (1)         --       758         --         --         --
Provision for product recall  (2)                         (18)    1,500         --         --         --
Gain on sale of business  (3)                              --       (27)   (12,813)        --         --
Non-recurring impairment losses  (4)                       --        --      9,778         --         --
Income (loss) from operations                            (595)   (4,029)     6,503      1,843      8,124
Interest expense                                        1,664     1,926      4,152      7,606      4,474
Other, net                                                149        36        198        186        350
Income (loss) before provision (benefit) for
   income taxes and extraordinary loss                 (2,408)   (5,991)     2,153     (5,949)     3,300
Provision (benefit) for income taxes  (5)                (695)   (1,873)     9,019     (1,428)     1,473
Income (loss) before extraordinary loss                (1,713)   (4,118)    (6,866)    (4,521)     1,827
Extraordinary loss on early extinguishment of debt,
   Net of income tax benefit                               --        --        530         --         --
Net income (loss)                                     $(1,713)  $(4,118)  $ (7,396)  $ (4,521)  $  1,827
Basic and diluted earnings (loss) per share  (6)      $ (0.22)  $ (0.53)  $  (0.95)  $  (0.58)  $   0.25
Weighted average common shares outstanding              7,807     7,807      7,805      7,797      7,378

(In thousands)
June 30,                                                 2000      1999       1998       1997       1996
=========================================================================================================
BALANCE SHEET DATA
Working capital                                       $20,261   $22,619   $ 21,308   $ 18,743   $ 38,030
Total assets                                           67,212    74,275     80,180    126,343    136,760
Short-term debt                                         1,017       908      3,443     12,891      3,849
Long-term debt (net of current portion)                13,056    16,330     14,972     34,041     49,033
Stockholders' equity                                   46,206    47,919     52,037     59,365     63,886

(1)  See  Note  5  to  the  June  30,  2000  Consolidated  Financial  Statements for further discussion.
(2)  See  Note  3  to  the  June  30,  2000  Consolidated  Financial  Statements for further discussion.
(3)  See  Notes  4  &  6  to the June 30, 2000 Consolidated Financial Statements for further discussion.
(4)  See  Note  7  to  the  June  30,  2000  Consolidated  Financial  Statements for further discussion.
(5)  See  Note  10  to the June 30, 2000 Consolidated Financial Statements for further discussion of the
       Company's  effective  tax  rate.
(6)  See  Note  2  to  the  June  30,  2000  Consolidated  Financial Statements for adoption of FAS 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company for the three fiscal years ended June 30, 2000. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data included elsewhere herein.

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

     The results of operations for fiscal 2000 were affected by several unusual items, which are discussed further below. In the first quarter of fiscal 2000 the Company recorded a $0.4 million charge for legal costs associated with defending product liability litigation. In addition, due to the resignation of the Company's President, Chief Executive Officer and Director, Uma Nandan Aggarwal on July 28, 1999, the Company recorded a $0.2 million charge for severance costs. In the second quarter the Company recorded a $0.2 million charge to operations for severance and related expenses to cover the cost of the previously announced 15% work force reduction estimated to yield $2.6 million annualized savings in payroll and benefit costs. In the fourth quarter the Company was affected by a labor strike at the Company's St. Louis facility that was initiated on June 1, 2000 and settled on July 31, 2000. The strike adversely affected shipments, revenue and income in the quarter. Past due backlog increased and order shipments were missed. Additionally, in the fourth quarter the Company took a $0.9 million charge to write off excess slow moving inventory purchased in prior years, recorded a $0.2 million charge related to the resolution of a vendor contract entered into in a prior year, and recorded an additional $.1 million charge related to product liability legal expenses.

     The results of operations for fiscal 1999 were affected by several non-recurring or unusual items, which are discussed further below. During the second quarter of fiscal 1999 the Company closed the Toledo, Ohio facility of its disposable products division and consolidated production of the B&F line of home care products into its manufacturing facility in St. Louis, Missouri. As a result of this shutdown the Company recorded a $.8 million net provision, $.5 million after tax, for restructuring and consolidation. The Company also recorded a $1.5 million provision, $.9 million after tax, in connection with a product recall of aluminum oxygen regulators during the third quarter of fiscal 1999. Also, on May 28, 1999 the Company sold the assets of its headwall products division for a gain of $.03 million before tax, with the proceeds being used to pay down debt.

     The results of operations for fiscal 1998 were also affected by several non-recurring or unusual items. On October 31, 1997, the Company sold the assets of its ventilation products division for a gain. The proceeds from this sale were used to significantly pay down debt and to provide additional liquidity. The Company also recorded several non-recurring or unusual charges to operations in the second quarter of fiscal 1998. Such non-recurring items reflect changes in business conditions resulting from the sale of the ventilation products division and other changes in market conditions. In addition, reserves for inventories and bad debts were increased throughout the fiscal year. For further discussion of these non-recurring items please refer to the "Notes to Consolidated Financial Statements" section of this Form 10-K.

     The review of and comparability of year to year operating results is complicated by the described sale of businesses during the yearly reporting periods.

     The specific transactions and events impacting 2000 and 1999 operating results, which make meaningful comparisons to prior years more difficult, are summarized as follows:

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

LSP  OXYGEN  REGULATOR  RECALL

On February 4, 1999, Allied announced a voluntary recall of aluminum oxygen regulators marketed under its Life Support Products label. These products are used to regulate pressure of bottled oxygen for administration to patients under emergency situations. Following reports of regulator fires, the Company instituted the voluntary recall in May 1997, under which it provided retrofit kits to prevent contaminants from entering the regulators. The Company has also been testing regulator design with the help of the National Aeronautical and Space Administration's White Sands National Laboratories. While findings led the Company to believe the Company's products did not cause those fires, there is enough concern among the users that the Company, in cooperation with the U.
S. Food and Drug Administration ("FDA"), agreed to institute the voluntary recall to replace aluminum components in the high pressure chamber of the regulators with brass components. The FDA has recommended that all regulator manufacturers cease use of aluminum in regulators. Accordingly, the Company has introduced new brass regulators. As a result of the recall, the Company recorded a charge of $1.5 million pre-tax, $0.9 million after tax, or $0.12 per share in the second quarter of fiscal 1999. As of June 30, 2000 the Company has incurred $1.3 million for costs associated with the recall and has a remaining accrual balance of $0.2 million for future expected costs which management estimates to be appropriate.

LITIGATION  AND  CONTINGENCIES

The Company becomes, from time to time, a party to personal injury litigation arising out of incidents involving the use of its products. More specifically there have been a number of lawsuits filed against the Company alleging that its aluminum oxygen pressure regulator, marketed under its Life Support Products label, has caused fires that have led to personal injury. The Company believes, based on preliminary findings, that its products did not cause the fires. However, the Company intends to defend these claims in cooperation with its insurers. Based on the progression of certain cases the Company recorded a $0.5 million charge to operations during fiscal 2000 for amounts estimated to be payable by the Company under its self-insurance retention for legal costs associated with defending these claims. The Company believes that any potential judgments resulting from these claims over its self-insured retention will be covered by the Company's product liability insurance.

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In fiscal 2000, the FDA conducted an inspection of the Company's St. Louis facility and provided a written report citing FDA observations concerning Good Manufacturing Practices ("GMP") compliance and quality control issues. The Company has provided written responses to the FDA and is taking corrective action to mitigate any further FDA inquiry or action. The Company believes that its responses to date and its continuing attention to the matters raised by the FDA will avert any FDA action seeking to interrupt or suspend manufacturing, or to require any recall or modification of products. Based upon currently available information, the Company does not believe that the FDA investigation will have a material impact on the Company's results of operations or financial position.


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

SUBSEQUENT  EVENTS

     On July 31, 2000 the Company announced that it reached a new three year agreement with District No. 9 of the International Association of Machinists and Aerospace Workers.

     On August 23, 2000 the Company announced the appointment of Gregory C. Kowert as Vice President Finance, Chief Financial Officer and Secretary and the Company also announced that Thomas A. Jenuleson had resigned as Vice President Finance, Chief Financial Officer and Secretary.

FISCAL  2000  FOURTH  QUARTER  RESULTS  OF  OPERATIONS

     Net sales for the three months ended June 30, 2000 were $14.7 million compared to sales of $18.6 million for the three months ended June 30, 1999. The net loss for the fourth quarter of fiscal 2000 was $0.9 million or $0.11 per share compared to $0.7 million or $0.10 per share loss in fiscal 1999. The Company continued to ship products during the strike initiated on June 1, 2000 by union workers at the Company's St. Louis facility. However, the strike had an adverse affect on shipments, revenues and income in the fourth quarter of fiscal 2000. See also the following "Fiscal 2000 Compared to Fiscal 1999" section for a discussion of various other internal and external factors affecting operations.

     Sales of respiratory care products for the fourth quarter of fiscal 2000 were $4.3 million, a decrease of $1.2 million, compared to sales of $5.5 million in the prior year same period. This decrease is primarily due to the strike and continued weak sales to the home care market, which declined $0.7 million, or 19.4%, during the fourth quarter of fiscal 2000 versus the same period of fiscal 1999. Sales of home care products, mainly the company's B&F line, continue to be lower due to sales lost in 1999 due to customer shipment disruptions caused by the relocation of the Company's Toledo operations. The Company continues efforts to improve efficiency and increase stocking levels of the B&F disposable products and has the goal of increasing the sale of these products.

     Sales of medical gas equipment for the fourth quarter of fiscal 2000 of $7.8 million were $2.3 million lower than fiscal 1999 sales in the same period of $10.1 million. This was primarily due to reduced hospital construction and market share decline due to late product introductions. The strike in the fourth quarter of fiscal 2000 was also a contributing factor. Additionally, the now divested headwall products division had sales of $0.5 million in fiscal 1999 and no comparable sales in fiscal 2000.

     Sales of emergency medical products decreased $0.4 million to $2.6 million in the fourth quarter of fiscal 2000 compared to the fourth quarter of fiscal 1999. This decrease was primarily due to the strike and higher than normal sales of brass oxygen regulators in the fourth quarter of fiscal 1999 due to the trade-in program instituted as a result of the aluminum oxygen regulator recall of fiscal 1999.

     Gross profit for the fourth quarter of fiscal 2000 was $2.9 million, or 20.0% of sales, compared to $4.2 million or 22.4% of net sales in the fourth quarter of fiscal 1999. The decrease was primarily due to the strike and unusual issues addressed during the fourth quarter that negatively impacted gross profit. These included a $.9 million charge to write off excess slow moving inventory purchased in prior years and a $.2 million charge related to the settlement of a vendor contract entered into in a prior year.

     Selling, General and Administrative ("SG&A") expenses were $4.1 million in the fourth quarter of fiscal 2000, a decrease of $0.4 million from the fourth quarter of fiscal 1999. Various cost containment initiatives over the past fiscal year, including the 15% salary staff reduction implemented in the second quarter of fiscal 2000 favorably impacted SG&A expense in the fourth quarter of fiscal 2000.

     The loss from operations for the fourth quarter of fiscal 2000 increased to $1.0 million compared to $0.3 million in the prior year same period reflecting the factors discussed above.

     The Company incurred a loss before income taxes of $1.4 million in the fourth quarter of fiscal 2000 compared to a loss of $0.8 million in the same period for the prior year. The Company recorded a tax benefit of $0.6 million in the fourth quarter of fiscal 2000 compared to a tax benefit of less than $0.1 million in the fourth quarter of fiscal 1999. For a further discussion of the Company's income taxes see the "Notes to Consolidated Financial Statements" section of this Form 10-K. Results of operations in the fourth quarter of fiscal 2000 was a net loss of $0.9 million, or $0.11 per share, compared to a net loss of $0.7 million, or $0.10 per share, in the fourth quarter of fiscal 1999.

RESULTS  OF  OPERATIONS

     Allied manufactures and markets respiratory products, including respiratory care products, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts and percentages of net sales attributable to respiratory care products, medical gas equipment and emergency medical products for the fiscal years ended June 30, 2000, 1999, and 1998.

                            Dollars in thousands
      Year ended June 30,          2000
                            =====================
                                Net    % of Total
                              Sales     Net Sales
                            ---------  ----------
Respiratory care products   $  19,042       29.6%
Medical gas equipment          34,485       53.7%
Emergency medical products     10,750       16.7%
                            ---------  ----------
Total                       $  64,277      100.0%
                            =========  ==========


       Year ended June 30,         1999
                            =====================
                                  Net  % of Total
                                Sales   Net Sales
                            ---------  ----------
Respiratory care products   $  23,273       32.0%
Medical gas equipment          39,194       53.8%
Emergency medical products     10,332       14.2%
                            ---------  ----------
Total                       $  72,799      100.0%
                            =========  ==========


       Year ended June 30,          1998
                            =====================
                                  Net  % of Total
                                Sales   Net Sales
                            ---------  ----------
Respiratory care products   $  40,105       41.6%
Medical gas equipment          45,033       46.7%
Emergency medical products     11,329       11.7%
                            ---------  ----------
Total                       $  96,467      100.0%
                            =========  ==========


     The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statement of operations.

Year ended June 30,                                   2000    1999    1998
===================================================  ======  ======  ======
Net sales                                            100.0%  100.0%  100.0%
Cost of sales                                         74.8    76.7    71.6
                                                     ------  ------  ------
Gross profit                                          25.2    23.3    28.4

Selling, general and administrative expenses          26.1    25.7    24.8
Provision for restructuring and consolidation           --     1.0      --
Provision for product recall                            --     2.1      --
Gain on sale of business                                --      --   (13.3)
Non-recurring impairment losses                         --      --    10.2
                                                     ------  ------  ------
Income (loss) from operations                        ( 0.9)   (5.5)    6.7
Interest expense                                       2.6     2.6     4.3
Other, net                                             0.2     0.1     0.2
                                                     ------  ------  ------
Income (loss) before provision (benefit) for
    income taxes and extraordinary loss               (3.7)   (8.2)    2.2
Provision (benefit) for income taxes                  (1.0)   (2.5)    9.3
                                                     ------  ------  ------
Loss before extraordinary loss                        (2.7)   (5.7)   (7.1)
Extraordinary loss on early extinguishment of debt,
    net of income tax benefit                           --      --     0.6
                                                     ------  ------  ------
Net loss                                             (2.7)%  (5.7)%  (7.7)%
                                                     ======  ======  ======


FISCAL  2000  COMPARED  TO  FISCAL  1999

     Net sales for fiscal 2000 of $64.3 million were $8.5 million, or 11.7% less than net sales of $72.8 million in fiscal 1999. Of the $8.5 million decline, $3.2 million is related to the divested headwall products division. The remaining $5.3 million decline in product sales was due to various internal and external factors including:

- There was a strike initiated on June 1, 2000 by union workers at the Company's St. Louis facility. Although the Company continued to ship product, shipments were at a reduced rated and the strike had an adverse affect on shipments, revenues and income in the fourth quarter of fiscal 2000. The strike was settled on July 31, 2000.

- Home care product sales, mainly the B&F line, continue to be lower due to customer shipment disruptions caused by the relocation of the Company's Toledo operations in 1999. The Company continues efforts to improve efficiency and increase stocking levels of the B&F disposable products and has the goal of increasing the sale of these products.

- The hospital construction market showed a decline in fiscal 2000 due primarily to reduced construction.

- Certain external issues have continued to impact the Company's operations in fiscal 2000. The emphasis on cost containment by health care providers has resulted in significant consolidation in the health care environment and pricing pressures for the past several years. Home care sales have also been adversely affected by reductions in Medicare reimbursements.

     While the Company is unable to predict when these issues will be resolved, management believes that over a long-term horizon, Allied is well positioned to capitalize on the demands for its products caused by an aging population, an increase in the occurrence of lung disease, advances in treatment of other respiratory illnesses in the home, hospital, and sub-acute care facilities and upgrading of medical treatment around the world.

     Respiratory care product sales in fiscal 2000 of $19.0 million were $4.3 million, or 18.5%, less than sales of $23.3 million in the prior year. This was primarily due to lower home care product sales, mainly the B&F line, due to customer shipment disruptions caused by the relocation of the Company's Toledo operations in 1999. The Company continues efforts to improve efficiency and increase stocking levels of the B&F disposable products and has the goal of increasing the sale of these products. Other causes included the fourth quarter fiscal 2000 strike by union workers at the Company's St. Louis plant and continued pricing pressures caused by the consolidation of home health care dealers.

     Medical gas equipment sales of $34.5 million in fiscal 2000 were $4.7 million, or 12.0%, below prior year sales of $39.2 million. Of the decline, $3.2 million is related to the divested headwall products division. Medical gas construction product sales are affected by large bid orders on new hospital construction and renovation of medical facilities. Hospital consolidation and budget constraints have resulted in decreased orders for these products. The strike in the fourth quarter of fiscal 2000 and late product introductions were also contributing factors.

     Emergency medical product sales in fiscal 2000 of $10.8 million were $.5 million, or 4.9%, more than fiscal 1999 sales of $10.3 million.

     International sales, which are included in the product lines discussed above decreased $.8 million, or 6.1%, to $12.3 million in fiscal 2000 compared to sales of $13.1 million in fiscal 1999. Export sales are affected by international economic conditions and the relative value of foreign currencies.

     Gross profit in fiscal 2000 was $16.2 million, or 25.2% of net sales, compared to a gross profit of $16.9 million, or 23.3% of net sales in fiscal 1999. The increased percentage was due to the Company's successful steps to reduce manufacturing overhead, focusing on selling higher margin products, and modest price increases during fiscal 2000. Although the gross margin percentage improved in fiscal 2000, the Company is continuing its efforts for further improvements in manufacturing efficiency. The improvements in fiscal 2000 were achieved despite the fourth quarter fiscal 2000 strike and continued pricing pressures brought on by the consolidations and cost containment initiatives of health care providers.

     Selling, General and Administrative ("SG&A") expenses for fiscal 2000 were $16.8 million, a decrease of $1.9 million over SG&A expenses of $18.7 million in fiscal 1999. The decrease in fiscal 2000 SG&A costs can be attributed to cost reduction efforts initiated during the second quarter, primarily the 15% salary staff reduction. As a percentage of net sales, fiscal 2000 SG&A expenses were 26.1% compared to 25.7% in fiscal 1999. This increase was attributable to lower sales in fiscal 2000, as discussed above.

     As discussed in the preceding Overview section, financial results for fiscal 2000 were impacted by certain unusual transactions and events which make meaningful comparisons to prior years more difficult. These specific transactions and events include the following items:

          In the first quarter of fiscal 2000 the Company recorded a $0.4 million charge for legal costs associated with defending product liability litigation. In addition, due to the resignation of the Company's President, Chief Executive Officer and Director, Uma Nandan Aggarwal on July 28, 1999, the Company recorded a $0.2 million charge for severance related costs.

          In the second quarter of fiscal 2000 the Company recorded a $0.2 million charge to operations for severance and related expenses to cover the cost of the previously announced 15% work force reduction estimated to yield $2.6 million annualized savings in payroll and benefit costs.

          In the fourth quarter of fiscal 2000 the Company was affected by a labor strike at the Company's St. Louis facility that was initiated on June 1, 2000 and settled July 31, 2000. The strike adversely affected shipments, revenue and income in the quarter. Also, in the fourth quarter, the Company took a $0.9 million charge to write off excess slow moving inventory purchased in prior years, recorded a $0.2 million charge related to the settlement of a vendor contract entered into in a prior year, and recorded an additional $.1 million charge related to product liability legal expenses. .

     Loss from operations in fiscal 2000 was $0.6 million compared to a loss from operations of $4.0 million in fiscal 1999. Fiscal 2000 loss from operations includes charges for the unusual items discussed above which have an unfavorable impact of $1.9 million.

     Interest expense decreased $0.2 million, or 10.5%, to $1.7 million in fiscal 2000 from $1.9 million in fiscal 1999. Interest expense has been reduced due to the reduction in debt.

     The Company had a loss before taxes of $2.4 million in fiscal 2000, compared to loss before taxes of $6.0 million in fiscal 1999. The Company recorded an income tax benefit of $0.7 million in fiscal 2000 compared to a benefit for income taxes of $1.9 million in fiscal 1999. For further discussion of the Company's income tax calculation please refer to the "Notes to Consolidated Financial Statements" section included in this Form 10-K.

     Net loss in fiscal 2000 was $1.7 million, or $0.22 per diluted share, a decrease of $2.4 million from the net loss of $4.1 million, or $0.53 per diluted share, in fiscal 1999. Earnings per share amounts are diluted earnings per share, which are substantially the same as basic earnings per share. The weighted number of shares used in the calculation of the diluted per share loss was 7,806,682 in both fiscal 2000 and fiscal 1999.


FISCAL  1999  COMPARED  TO  FISCAL  1998

     Net sales for fiscal 1999 of $72.8 million were $23.7 million, or 24.5% less than net sales of $96.5 million in fiscal 1998. Of the $23.7 million decline, $10.4 million is attributable to fiscal 1998 sales generated by the ventilation products division prior to its sale in October 1997, $2.7 million is related to the headwall products division divested in May 1999, and $10.6 million relates to a decline in sales of core products. The decline in sales of core products reflected various internal and external factors.

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

     Certain external issues have continued to impact the Company's operations in fiscal 1999. The emphasis on cost containment by health care providers has resulted in significant consolidation in the health care environment and pricing pressures for the past several years. Home care sales have also been adversely affected by reductions in Medicare reimbursements.

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

     Respiratory care product sales in fiscal 1999 of $23.3 million were $16.8 million, or 41.9%, less than sales of $40.1 million in the prior year. Of the decline, $10.4 million was attributable to revenues generated by the ventilation products division prior to its sale in October 1997 and $6.4 million relates to the Company's base respiratory product lines. Sales to the home health care market declined by 26.5%, primarily in the B&F disposable line, due to the factors discussed above. In addition, pricing pressures caused by the consolidation of home health care dealers and continued concern over potential reductions in Medicare and Medicaid reimbursement rates continued to impact sales of home health care products. Also contributing to the decrease in respiratory care products is the loss of air compressor OEM business to Bear Medical following its divestiture.

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

     Gross profit in fiscal 1999 was $16.9 million, or 23.3% of net sales, compared to a gross profit of $27.4 million, or 28.4% of net sales, in fiscal 1998. Manufacturing inefficiencies and the inability to recognize cost savings, in a timely manner, from the consolidation of the Toledo operations into St.
Louis impacted gross margins in fiscal 1999. The sale of the ventilation products division adversely impacted gross profit as a percent of sales in fiscal 1999, as ventilation products typically have a higher gross profit margin than the Company's base business products. Continued pricing pressures brought on by the consolidations and cost containment initiatives of health care providers further served to reduce margins as a percent to net sales.

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

     As discussed in the preceding Overview section, financial results for fiscal 1999 were impacted by certain non-recurring or unusual items and events which make meaningful comparisons to prior years more difficult. These specific transactions and events include the following items:

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

          On February 4, 1999, Allied announced a voluntary recall of aluminum oxygen regulators marketed under its Life Support Products label. Following reports of regulator fires, the Company instituted a recall in May 1997, under which it provided retrofit kits to prevent contaminants from entering the regulators. While preliminary findings led the Company to believe the Company's products did not cause those fires, there is enough concern among the users that the Company, in cooperation with the U. S. Food and Drug Administration ("FDA"), agreed to institute a voluntary recall to replace aluminum components in the high pressure chamber of the regulators with brass components. The FDA has recommended that all regulator manufacturers cease use of aluminum in regulators. Accordingly, the Company has now introduced new brass regulators and is also offering a trade in program to the existing users. As a result of the recall, the Company recorded a charge of $1.5 million pre-tax, $0.9 million after tax, or $0.12 per share, in the second quarter of fiscal 1999. As of June 30, 1999, the Company had incurred $0.9 million for costs associated with the recall and had a reserve balance of $0.6 million for future expected costs which management estimates to be appropriate.

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

     Interest expense decreased $2.3 million, or 53.6%, to $1.9 million in fiscal 1999 from $4.2 million in fiscal 1998. Interest expense has been significantly reduced due to the reduction in debt, which primarily reflected application of the proceeds from the sale of the ventilation products division in fiscal 1998.

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

     Net loss in fiscal 1999 was $4.1 million, or $0.53 per diluted share, a decrease of $3.3 million from the net loss of $7.4 million, or $0.95 per diluted share, in fiscal 1998. Net loss in fiscal 1998 included a $0.5 million extraordinary loss on early extinguishment of debt. Earnings per share amounts are diluted earnings per share, which are substantially the same as basic earnings per share. The weighted number of shares used in the calculation of the diluted per share loss was 7,806,682 in fiscal 1999 compared to 7,805,021 in fiscal 1998.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

     The following table sets forth selected information concerning Allied's financial condition:

     Dollars in thousands   2000     1999     1998
     --------------------  -------  -------  -------
     Cash                  $   568  $   587  $ 1,195
     Working Capital       $20,261  $22,619  $21,308
     Total Debt            $14,073  $17,238  $18,415
     Current Ratio          3.55:1   3.30:1   2.67:1

     The Company's working capital was $20.3 million at June 30, 2000 compared to $22.6 million at June 30, 1999. The decrease in working capital is attributable to the factors discussed below. Accounts receivable declined to $10.5 million at June 30, 2000, down $2.1 million from $12.6 million at June 30, 1999. Accounts receivable as measured in days sales outstanding ("DSO") increased to 68 DSO at June 30, 2000 from 62 DSO at June 30, 1999. Collection efforts at the end of fiscal 2000 were hampered by the temporary reassignment of the collection staff to production and shipping assignments during the work stoppage by the union work force at the St. Louis production facility. Inventories declined to $16.7 million at June 30, 2000 from $17.5 million at June 30, 1999. The majority of this $.8 million decline is attributable to an increase in the reserve for obsolete and slow moving inventory as previously discussed. Income taxes receivable decreased $1.6 million from June 30, 1999 to June 30, 2000. Accounts payable decreased to $4.1 million at June 30, 2000, down $1.3 million from $5.4 million at June 30, 1999.

     The Company's working capital was $22.6 million at June 30, 1999 compared to $21.3 million at June 30, 1998. The increase in working capital was primarily due to the decrease in the current portion of long term debt attributable to debt refinancing discussed further below. Accounts receivable declined to $12.6 million at June 30, 1999 down $1.6 million from $14.2 million at June 30, 1998. Accounts receivable as measured in days sales outstanding ("DSO") decreased to 62 DSO from 69 DSO during fiscal 1999 as collection efforts have improved the average time that is needed to collect from a customer. Inventories declined to $17.5 million at June 30, 1999, or $0.8 million, from $18.3 million at June 30, 1998. Of this decline, $0.4 million is related to the core business while $0.4 million of decrease is due to the sale of the headwall products division.

     The net increase/(decrease) in cash for the fiscal years ended June 30, 2000, 1999, and 1998 was $0.0 million, $(0.6) million, and $0.2 million, respectively. Net cash provided by (used by) operations was $3.4 million, $(0.2) million, and $(5.2) million for the same periods.

     Cash provided by operations for the fiscal year ended June 30, 2000 consisted of a net loss of $1.7 million, which was offset by $3.3 million in non-cash charges to operations for amortization and depreciation. The provision for product recall was reduced and used $0.4 million. Changes in working capital and deferred tax accounts favorably impacted cash flow from operations by $2.2 million. Cash flow was used to reduce debt by $3.2 million and make capital expenditures of $0.3 million.

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

     At June 30, 2000 the Company had aggregate indebtedness of $14.1 million, including $1.0 million of short-term debt and $13.1 million of long-term debt. At June 30, 1999 the Company had aggregate indebtedness of $17.2 million, including $0.9 million of short-term debt and $16.3 million of long-term debt.

     On August 7, 1998, the Company obtained a $5.0 million mortgage loan on its principal facility in St. Louis, Missouri with LaSalle National Bank. Under terms of this agreement the Company makes monthly principal and interest payments, with a balloon payment in 2003. Proceeds of the loan were used to reduce the obligation under the revolving credit agreement with Foothill Capital Corporation. The mortgage loan carries a fixed rate of interest of 7.75%, compared to the then current rate of 9.0% under the revolving credit agreement. The LaSalle credit facility was amended in the second quarter of fiscal 1999 and the first quarter of fiscal 2000 resulting in changes to certain debt covenants.

     On September 8, 1998, the Company's credit facilities with Foothill Capital Corporation were amended. The Company's existing term loan was eliminated and replaced with an amended revolving credit facility. As amended, the revolving credit facility remained at $25.0 million. The interest rate on the facility was reduced from the floating reference rate (9.25% at June 30, 2000) plus 0.50% to the floating reference rate plus 0.25%. The reference rate as defined in the credit agreement, is the variable rate of interest, per annum, most recently announced by Wells Fargo Bank, National Association, or any successor thereto, as its "base rate". This amendment also provides the Company with a rate of LIBOR +2.5%. Amounts outstanding under this revolving credit facility, which expires on January 6, 2003, totaled $8.4 million at June 30, 2000. At June 30, 2000, $5.5 million was available under the revolving facility for additional borrowings based on working capital requirements under the terms of the agreement.

     Capital expenditures, net of capital leases, were $0.3 million, $1.1 million and $0.6 million in fiscal 2000, 1999, and 1998, respectively. The Company believes that cash flow from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures in 2001.

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

     The following table sets forth selected operating results for the eight quarters ended June 30, 2000. The information for each of these quarters is unaudited, but includes all normal recurring adjustments which the Company considers necessary for a fair presentation thereof. These operating results, however, are not necessarily indicative of results for any future period. Further, operating results may fluctuate as a result of the timing of orders, the Company's product and customer mix, the introduction of new products by the Company and its competitors, and overall trends in the health care industry and the economy. While these patterns have an impact on the Company's quarterly operations, the Company is unable to predict the extent of this impact in any particular period.


                                 June 30,    March 31,   Dec. 31,    Sept. 30,    June 30,    March 31,    Dec. 31,    Sept. 30,
Three months ended,                  2000         2000       1999         1999        1999         1999        1998         1998
=================================================================================================================================
Net sales                       $  14,722   $   16,729  $  16,758   $   16,068   $  18,621   $   19,227   $  17,092   $   17,859

Gross profit                        2,945        4,626      4,625        4,026       4,165        4,940       3,423        4,407

Income (loss) from operations        (956)         919        359         (917)       (323)         339      (2,601)      (1,444)

Net income (loss)                    (894)         210       (126)        (903)       (738)        (189)     (1,912)      (1,279)

Basic and diluted earnings          (0.11)         .03      (0.02)       (0.12)      (0.10)       (0.02)      (0.25)       (0.16)
 (loss) per share

  Dollars  in  thousands,  except  per  share  data

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

To  the  Board of Directors and Shareholders of Allied Healthcare Products, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Allied Healthcare Products, Inc. and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers  LLP

St.  Louis,  Missouri
August  9,  2000

CONSOLIDATED  STATEMENT  OF  OPERATIONS

Year ended June 30,                                              2000          1999          1998
======================================================================================================
Net sales                                                    $64,276,643   $72,799,372   $ 96,466,860
Cost of sales                                                 48,054,458    55,864,554     69,110,274
                                                             ------------  ------------  -------------
Gross profit                                                  16,222,185    16,934,818     27,356,586

Selling, general and administrative expenses                  16,834,315    18,733,227     23,888,131
Provision for product recall                                     (17,600)    1,500,000             --
Gain on sale of business                                              --       (27,246)   (12,812,927)
Provision for restructuring and consolidation                         --       758,467             --
Non-recurring impairment losses                                       --            --      9,778,259
                                                             ------------  ------------  -------------
Income (loss) from operations                                   (594,530)   (4,029,630)     6,503,123
                                                             ------------  ------------  -------------
Other expenses:
    Interest expense                                           1,664,477     1,925,757      4,151,986
    Other, net                                                   149,433        35,984        198,329
                                                             ------------  ------------  -------------
                                                               1,813,910     1,961,741      4,350,315
                                                             ------------  ------------  -------------
Income (loss) before provision (benefit) for
    income taxes and extraordinary loss                       (2,408,440)   (5,991,371)     2,152,808

Provision (benefit) for income taxes                            (694,963)   (1,872,976)     9,018,488
                                                             ------------  ------------  -------------
Loss before extraordinary loss                                (1,713,477)   (4,118,395)    (6,865,680)
Extraordinary loss on early extinguishment of debt,
    net of income tax benefit of $373,191                             --            --        530,632
                                                             ------------  ------------  -------------
Net loss                                                     $(1,713,477)  $(4,118,395)  $ (7,396,312)
                                                             ============  ============  =============
Basic and diluted loss per share:
    Loss before extraordinary loss                           $     (0.22)  $     (0.53)  $      (0.88)
    Extraordinary loss                                                --            --          (0.07)
                                                             ------------  ------------  -------------
    Loss per share                                           $     (0.22)  $     (0.53)  $      (0.95)
                                                             ============  ============  =============

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED  BALANCE  SHEET

June 30,                                                          2000           1999
==========================================================================================
ASSETS

Current assets:
   Cash                                                       $    568,197   $    587,457
   Accounts receivable, net of allowance for doubtful
     accounts of $882,874 and $834,883, respectively            10,542,264     12,601,165
   Inventories                                                  16,742,178     17,499,822
   Income taxes receivable                                              --      1,635,866
   Other current assets                                            358,407        138,360
                                                              -------------  -------------
      Total current assets                                      28,211,046     32,462,670
                                                              -------------  -------------

   Property, plant and equipment, net                           12,176,616     14,287,037
   Deferred income taxes                                           218,671             --
   Goodwill, net                                                26,395,241     27,210,653
   Other assets, net                                               210,503        314,828
                                                              -------------  -------------
      Total assets                                            $ 67,212,077   $ 74,275,188
                                                              =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                           $  4,055,739   $  5,434,303
   Current portion of long-term debt                             1,016,611        907,649
   Accrual for product recall                                      185,241        594,725
   Other accrued liabilities                                     2,692,901      2,906,636
                                                              -------------  -------------
      Total current liabilities                                  7,950,492      9,843,313
                                                              -------------  -------------

Long-term debt                                                  13,055,980     16,330,185

Deferred income taxes                                                   --        182,608

Commitments and contingencies (Notes 9 and 15)                          --             --

Stockholders' equity:
   Preferred stock; $.01 par value; 1,500,000 shares
      authorized; no shares issued and outstanding                      --             --
   Series A preferred stock; $.01 par value; 200,000 shares
      authorized; no shares issued and outstanding                      --             --
   Common stock; $.01 par value; 30,000,000 shares
      authorized; 7,806,682 shares issued and
      outstanding at June 30, 2000 and 1999                        101,102        101,102
   Additional paid-in capital                                   47,014,621     47,014,621
   Retained earnings                                            19,821,310     21,534,787
   Common stock in treasury, at cost                           (20,731,428)   (20,731,428)
                                                              -------------  -------------
      Total stockholders' equity                                46,205,605     47,919,082
                                                              -------------  -------------
      Total liabilities and stockholders' equity              $ 67,212,077   $ 74,275,188
                                                              =============  =============

See  accompanying  Notes  to  Consolidated  Financial  Statements

CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY

                                                        Additional
                               Preferred       Common      paid-in      Retained     Treasury
                                   Stock        stock      capital      Earnings        stock
===============================================================================================
Balance, June 30, 1997       $        --  $   101,002  $46,945,971  $ 33,049,494  $(20,731,428)

Issuance of common stock              --          100       68,650            --            --
Net loss for the year ended
   June 30, 1998                      --           --           --    (7,396,312)           --
                             -----------  -----------  -----------  ------------  -------------
Balance, June 30, 1998                --       101,102   47,014,621   25,653,182   (20,731,428)

Net loss for the year ended
   June 30, 1999                      --           --           --    (4,118,395)           --
                             -----------  -----------  -----------  ------------   ------------
Balance, June 30, 1999               - -      101,102   47,014,621    21,534,787   (20,731,428)

Net loss for the year ended
   June 30, 2000
                                      --           --           --    (1,713,477)           --
                             -----------  -----------  -----------  ------------  -------------
Balance, June 30, 2000       $       - -  $   101,102  $47,014,621  $ 19,821,310  $(20,731,428)
                             ===========  ===========  ===========  ============  =============

See  accompanying  Notes  to  Consolidated  Financial  Statements

CONSOLIDATED  STATEMENT  OF  CASH  FLOWS

Year ended June 30,                                                        2000           1999            1998
===================================================================================================================
Cash flows from operating activities:
   Net loss                                                            $ (1,713,477)  $ (4,118,395)  $  (7,396,312)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities,
      Excluding the effects of divestitures:
        Depreciation and amortization                                     3,332,350      3,781,063       4,881,890
        Provision for restructuring and consolidation                            --        217,926              --
        Provision for product recall                                       (409,484)       594,725              --
        Gain on sale of Hospital Systems, Inc.                                   --        (27,246)             --
        Gain on sale of Bear Medical                                             --             --     (12,812,927)
        Loss on refinancing of long-term debt                                    --             --         903,823
        Noncash portion of non-recurring impairment losses                       --             --       9,496,452
        Decrease in accounts receivable, net                              2,058,901      1,626,149       2,887,344
        Decrease in inventories                                             757,644        407,134       2,412,551
        Decrease (increase) in income taxes receivable                    1,635,866     (1,635,866)             --
        Decrease (increase) in other current assets                        (220,047)       133,307         696,056
        Decrease in accounts payable                                     (1,378,564)      (373,046)     (6,671,539)
        Decrease in other accrued liabilities                              (213,735)      (572,440)     (1,688,283)
        Increase (decrease) in deferred income taxes - noncurrent          (401,279)      (258,981)      2,106,658
                                                                       -------------  -------------  --------------
      Net cash provided by (used in) operating activities                 3,448,175       (225,670)     (5,184,287)

Cash flows from investing activities:
   Capital expenditures, net                                               (298,040)    (1,061,309)       (644,080)
   Proceeds on sale of Toledo, Ohio facilities                                   --      1,393,287              --
   Proceeds on sale of Hospital Systems, Inc. - Net of disposal costs            --        495,178              --
   Proceeds on sale of Bear Medical - Net of disposal costs                      --             --      35,362,286
                                                                       -------------  -------------  --------------
      Net cash provided by (used in) investing activities                  (298,040)       827,156      34,718,206

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                      --      5,000,000      26,000,000
   Payment of long-term debt                                               (936,885)    (7,411,458)    (37,267,757)
   Borrowings under revolving credit agreement                           69,661,053     88,063,847     128,862,400
   Payments under revolving credit agreement                            (71,893,563)   (86,829,127)   (146,033,153)
   Proceeds from issuance of common stock                                        --             --          68,750
   Debt issuance costs                                                           --        (32,104)       (957,782)
                                                                       -------------  -------------  --------------
      Net cash used in financing activities                              (3,169,395)    (1,208,842)    (29,327,542)

Net increase (decrease) in cash and equivalents                             (19,260)      (607,356)        206,377
Cash and equivalents at beginning of period                                 587,457      1,194,813         988,436
                                                                       -------------  -------------  --------------
Cash and equivalents at end of period                                  $    568,197   $    587,457   $   1,194,813
                                                                       =============  =============  ==============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                         $  1,662,150   $  2,046,103   $   5,256,981
      Income taxes                                                     $    252,869   $    541,756   $   5,380,817

See  accompanying  Notes  to  Consolidated  Financial  Statements

                           ALLIED HEALTHCARE PRODUCTS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

     Allied Healthcare Products, Inc. (the "Company" or "Allied") is a manufacturer of respiratory products used in the health care industry in a wide range of hospital and alternate site settings, including post-acute care facilities, home health care and trauma care. The Company's product lines include respiratory care products, medical gas equipment and emergency medical products.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     The significant accounting policies followed by Allied are described below. The policies utilized by the Company in the preparation of the financial statements conform to generally accepted accounting principles in the United States, and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

PRINCIPLES  OF  CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and intercompany balances are eliminated.

REVENUE  RECOGNITION

     Revenue from the sale of the Company's products is recognized upon shipment to the customer. Costs and related expenses to manufacture the Company's products are recorded as cost of sales when the related revenue is recognized.

CASH  AND  CASH  EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. Book cash overdrafts on the Company's disbursement accounts totaling $1,290,277 and $1,247,188 at June 30, 2000 and 1999,
respectively,  are  included  in  accounts  payable.

CONCENTRATIONS  OF  CREDIT  RISK

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and historically such losses have been within management's expectations. The Company's customers can be grouped into three main categories: medical equipment distributors, construction contractors and health care institutions. At June 30, 2000 the Company believes that it has no significant concentration of credit risk.

INVENTORIES

     Inventories are stated at the lower of cost, determined using the last-in, first-out ("LIFO") method, or market. If the first-in, first-out ("FIFO") method (which approximates replacement cost) had been used in determining cost, inventories would have been $2,517,103 and $2,411,909 higher at June 30, 2000 and 1999, respectively. Inventories include the cost of materials, direct labor and manufacturing overhead.

     Inventory amounts are net of a reserve for obsolete and excess inventory of $2,894,610 and $1,936,402 at June 30, 2000 and 1999, respectively.

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

GOODWILL

     The excess of the purchase price over the fair value of net assets acquired in business combinations is capitalized and amortized on a straight-line basis over the estimated period benefited, not to exceed 40 years. The amortization period for all acquisitions to date ranges from 20 to 40 years. Amortization expense for the years ended June 30, 2000, 1999 and 1998 was $815,411, $816,411, and $1,077,959, respectively. Accumulated amortization at June 30, 2000 and 1999 was $7,131,098 and $6,315,687, respectively. The carrying value of goodwill is assessed for recoverability by management based on an analysis of future expected cash flows from the underlying operations of the Company. See
Note 7 regarding goodwill impairment and related non-recurring charges recorded in the second quarter of the fiscal year ended June 30, 1998. Management believes that there has been no further impairment at June 30, 2000 to the remaining carrying value of goodwill.

OTHER  ASSETS

     Other assets are primarily comprised of debt issuance costs. Such costs are being amortized on an effective interest method basis over the life of the related obligations.

INCOME  TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under FAS 109, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates.

RESEARCH  AND  DEVELOPMENT  COSTS

     Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expense for the years ended June 30, 2000, 1999 and 1998 was $726,315, $1,315,593 and
$1,688,071,  respectively.

EARNINGS  PER  SHARE

     Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are based on weighted averaged number of shares of common stock and common stock equivalents outstanding during the year. The number of basic and diluted shares outstanding for the years ended June 30, 2000, 1999 and 1998 was 7,806,682, 7,806,682, and 7,805,021 shares, respectively. Options under the Company's employee's and director's stock option plans are not included as common stock equivalents for earnings per share purposes since they did not have a material dilutive effect.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), which requires public entities to present both basic and diluted earnings per share amounts on the face of their financial statements, replacing the former calculations of primary and fully diluted earnings per share. The Company adopted FAS 128 effective with its fiscal 1998 second quarter. All prior period earnings per share amounts have been restated. The adoption of FAS 128 did not have a material effect on current or previously reported earnings per common share.

EMPLOYEE  STOCK-BASED  COMPENSATION

     The Company accounts for employee stock options and variable stock awards in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, the Company applies the intrinsic value method of accounting. For employee stock options accounted for using the intrinsic value method, no compensation expense is recognized because the options are granted with an exercise price equal to the market value of the stock on the date of grant.

     During fiscal 1996, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), became effective for the Company. FAS 123 prescribes the recognition of compensation expense based on the fair value of options or stock awards determined on the date of grant. However, FAS 123 allows companies to continue to apply the valuation methods set forth in APB 25. For companies that continue to apply the valuation methods set forth in APB 25, FAS 123 mandates certain pro forma disclosures as if the fair value method had been utilized. See Note 12 for additional discussion.

3.    LSP  OXYGEN  REGULATOR  RECALL

     On February 4, 1999, Allied announced a voluntary recall of aluminum oxygen regulators marketed under its Life Support Products label. These products are used to regulate pressure of bottled oxygen for administration to patients under emergency situations. Following reports of regulator fires, the Company instituted a recall in May 1997, under which it provided retrofit kits to prevent contaminants from entering the regulators. The Company has also been testing regulator design with the help of the National Aeronautical and Space Administration's White Sands National Laboratories. While preliminary findings led the Company to believe the Company's products did not cause those fires, there is enough concern among the users that the Company, in cooperation with the U. S. Food and Drug Administration ("FDA"), agreed to institute a voluntary recall to replace aluminum components in the high pressure chamber of the regulators with brass components. The FDA has recommended that all regulator manufacturers cease use of aluminum in regulators. Accordingly, the Company has now introduced new brass regulators and is also offering a trade-in program to the existing users. As a result of the recall, the Company recorded a charge of $1.5 million pre-tax, $0.9 million after tax, or $0.12 per share in the second quarter of fiscal 1999.

     A reconciliation of activity with respect to the Company's product recall is as follows:

                                                           2000        1999
                                                         ---------  -----------
     Balance, beginning of year                          $594,725   $       --
     Provision for recall                                 (17,600)   1,500,000
     Costs incurred related to product retrofitting and
     replacement                                          391,885      905,275
                                                         ----------------------
     Balance, end of year                                $185,241   $  594,725
                                                         ======================

     The Company has incurred various legal expenses related to claims associated with the LSP regulators recall. Accordingly, the Company recorded a $0.5 million charge to operations during fiscal 2000 for amounts estimated to be payable by the company under its self-insurance retention for legal costs associated with defending these claims. These amounts are included along with other legal expenses of the Company as selling, general and administrative expenses. At June 30, 2000, the Company has a litigation cost accrual balance of $0.2 million for legal expense associated to the LSP regulator recall.

4.   SALE  OF  HEADWALL  PRODUCTS  DIVISION

     On May 28, 1999, the Company sold the assets of Hospital Systems, Inc. ("HSI") to David Miller (former General Manager-Hospital Systems, Inc.) for $0.5 million. The net proceeds of $0.5 million were utilized to repay a portion of its revolving credit facility. The sale of HSI, located in Oakland, California, resulted in a gain before taxes for financial reporting purposes of $0.03 million.

5.    B&F  CONSOLIDATION  PROVISION

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

     Goodwill writedowns, which were determined pursuant to the Company's impairment policy as described in Note 2, approximating $8.9 million, were comprised of the following:

     $4.4 million associated with the partial goodwill writedown related to the B&F disposable products business. Continuing weakness in financial results of the business due to various continuing operational issues, market condition changes in the home health care market including pressures on pricing, and overall weakness in financial results of the national home health care chains caused Allied to reevaluate and adjust the carrying value of this business.

     $2.4 million associated with the writedown of goodwill for Allied's headwall business.

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

     Management believes that there has been no further impairment at June 30, 2000 to the remaining carrying value of goodwill.

In addition to the non-cash goodwill write-downs, the other non-recurring items include:

     $0.5  million of consulting fees related to a cooperative purchasing study.

     $0.4 million for the writedown of leasehold improvements and a reserve for the remaining lease payments for B&F's Mt. Vernon, Ohio facility which was closed as part of the Company's rationalization initiatives.


8.    FINANCING

     Long-term  debt  consisted  of  the  following  at  June 30, 2000 and 1999:

                                                                         2000          1999
                                                                     ------------  ------------
UNSUBORDINATED DEBT
Notes payable to bank or other financial lending institution, collateralized  by substantially all assets of the Company

    Term loan - principal due in varying monthly
      maturities ranging from $27,714 to $40,518
      with remaining balance due August 1, 2003                      $ 4,347,118   $ 4,714,669

    Revolving credit facility - aggregate revolving commitment
      of $25,000,000; principal due at maturity on January 6, 2003     8,398,907    10,618,532

Other                                                                     16,244        32,819
                                                                     ------------  ------------

                                                                      12,762,269    15,366,020
                                                                     ------------  ------------

SUBORDINATED DEBT

Capital lease obligations                                              1,310,322     1,871,814
                                                                     ------------  ------------

                                                                      14,072,591    17,237,834
Less-Current portion of long-term debt, including $603,297 and
523,523 of capital lease obligations at June 30, 2000 and June 30,
1999, respectively                                                    (1,016,611)     (907,649)
                                                                     ------------  ------------
                                                                     $13,055,980   $16,330,185
                                                                     ============  ============


     On August 7, 1998, the Company borrowed approximately $5.0 million from LaSalle National Bank. The borrowing was collateralized by a first security interest in the Company's St. Louis facility. The loan requires monthly principal and interest payments of $0.06 million, with a final payment of all principal and interest remaining unpaid due at maturity on August 1, 2003. Interest is fixed at 7.75% annum. Proceeds from the borrowing were used to pay down existing debt, which bore a higher interest rate. The LaSalle credit facility was amended on March 24 and September 1, 1999 resulting in changes to certain debt covenants for which the Company was in compliance at June 30, 2000.

     On September 8, 1998, the Company's credit facilities with Foothill Capital Corporation were amended. The Company's existing term loan was eliminated and replaced with an amended revolving credit facility. As amended, the revolving credit facility remains at $25.0 million. The interest rate on the facility was reduced from the floating reference rate (9.25% at June 30, 2000) plus 0.50% to the floating reference rate plus 0.25%. The reference rate, as defined in the credit agreement, is the variable rate of interest, per annum, most recently announced by Wells Fargo Bank, National Association, or any successor thereto, as its "base rate". This amendment also provides the Company with a rate of LIBOR + 2.50%. In addition, the fees charged to the Company were reduced along with certain debt covenants. On June 28, 1999, the Company's credit facilities with Foothill Capital Corporation were amended. The amendment provides for favorable interest rate reduction, based upon annual profitability, for fiscal years 2001 and 2002. The amendment also extended the maturity date to January 6, 2003 along with a favorable change to certain debt covenants for which the Company was in compliance at June 30, 2000.

     On March 3, 1999, the Company purchased the remaining $505,000 of its outstanding Missouri Industrial Revenue Bonds. The bonds, which bore a variable interest rate, had a final maturity date of April 1, 2001 and were repaid early using borrowings from the Company's revolving credit facility.

     Aggregate maturities of long-term debt, excluding capital leases, for each of the five fiscal years subsequent to June 30, 2000 are as follows:


Fiscal         Revolving
Year        Credit Facility      Term        Other      Total
            ----------------  ----------  ----------  -----------

2001        $             --  $  397,070  $   16,244  $   413,314
2002                      --     428,959          --      428,959
2003               8,398,907     463,411          --    8,862,318
2004                      --   3,057,678          --    3,057,678
2005                      --          --          --           --
            ----------------  ----------  ----------  -----------
                   8,398,907  $4,347,118  $   16,244  $12,762,269
            ================  ==========  ==========  ===========

9.    LEASE  COMMITMENTS

     The Company leases certain of its electronic data processing and manufacturing equipment under non-cancelable lease agreements. These agreements extend for a period of up to 60 months and contain purchase or renewal options on a month-to-month basis. The leases are reflected in the consolidated financial statements as capitalized leases in accordance with the requirements of Statement of Financial Accounting Standards No. 13 ("FAS 13"), "Accounting for Leases". In addition, the Company leases certain office equipment under noncancelable operating leases. These leases are reflected in the consolidated financial statements as operating leases in accordance with FAS 13.

      Minimum lease payments under long-term capital leases and the operating Leases at June 30, 2000 are as follows:

                                                                  Capital    Operating
                                                                  Leases       Leases
                                                                -----------  -----------

  2001                                                          $  737,250   $   53,340
  2002                                                             779,851       53,340
  2003                                                                  --       53,340
  2004                                                                  --       44,450
  2005                                                                  --           --
                                                                -----------  -----------

  Total minimum lease payments                                   1,517,101   $  204,470
                                                                             ===========

  Less amount representing interest                               (206,779)
                                                                -----------

  Present value of net minimum lease payments, including current
  portion of $603,297                                            $1,310,322
                                                                 ===========

     Rental expense incurred on the operating leases in fiscal 2000, 1999, and 1998 totaled $333,505, $118,990 and $381,024, respectively.

10.    INCOME  TAXES

     The  provision  (benefit)  for  income  taxes  consisted  of the following:

                     2000         1999         1998
                  ----------  ------------  -----------

Current Payable:
    Federal       $ (49,915)  $(1,497,541)  $4,249,382
    State                --            --    1,957,403
                  ----------  ------------  -----------
    Total Current   (49,915)   (1,497,541)   6,206,785
                  ----------  ------------  -----------
Deferred:
    Federal        (561,137)     (113,472)  $2,451,228
    State           (83,911)     (261,963)     360,475
                  ----------  ------------  -----------
    Total Deferred (645,048)     (375,435)   2,811,703
                  ----------  ------------  -----------
                  $(694,963)  $(1,872,976)  $9,018,488
                  ==========  ============  ===========

     Income taxes were 28.9%, 31.3%, and 418.9% of pre-tax earnings (losses) in 2000, 1999, and 1998, respectively. A reconciliation of income taxes, with the amounts computed at the statutory federal rate follows:

                                                   2000         1999          1998
                                                ----------  ------------  ------------

Computed tax at federal statutory rate          $(818,869)  $(2,037,066)  $   731,955
State income taxes, net of federal tax benefit    (55,381)     (172,876)    1,611,155
Non deductible goodwill                           277,240       277,240     7,925,827
Other, net                                        (97,953)       59,726    (1,250,449)
                                                ----------  ------------  ------------
Total                                           $(694,963)  $(1,872,976)  $ 9,018,488
                                                ==========  ============  ============

     The increase in the dollar amount of reconciling items during fiscal year 1998 relates to the effect of the sale of the Bear ventilation products division. The increase in the income tax provision was primarily attributable to the non-deductible portion of goodwill associated with the sale, and the effect of state income taxes associated with the transaction.

     The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of June 30, 2000 and 1999 are as follows:

                                              2000                           1999
                                              ----                           ----
                                      Deferred    Deferred Tax      Deferred     Deferred Tax
                                     Tax Assets    Liabilities     Tax Assets    Liabilities
                                   --------------  ------------  --------------  ------------
Current:
  Bad debts                        $     344,321   $        --   $     325,604   $       --
  Accrued liabilities                    208,515            --         347,903           --
  Inventory                                   --       561,714              --      926,154
                                   --------------  ------------  --------------  ------------
                                         552,836       561,714         673,507      926,154
                                   --------------  ------------  --------------  ------------

Non Current:
  Depreciation                                --        (5,407)             --       52,629
  Other property basis                        --       (97,665)             --       10,857
  Intangible assets                      530,163            --         380,762           --
  Net operating loss carryforward        264,274            --         264,274           --
  Other                                       --       353,447              --      438,767
                                   --------------  ------------  --------------  ------------
                                         794,437       250,375         645,036      502,253
                                   --------------  ------------  --------------  ------------

Valuation allowance                     (325,391)           --        (325,391)          --
                                   --------------  ------------  --------------  ------------
Total deferred taxes               $   1,021,882   $   812,089   $     993,152   $1,428,407
                                   ==============  ============  ==============  ============

11.    RETIREMENT  PLAN

     The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code to certain eligible salaried employees. Each employee may elect to enter a written salary deferral agreement under which a portion of such employee's pre-tax earnings may be contributed to the plan.

     During the fiscal years ended June 30, 2000, 1999 and 1998, the Company made contributions of $296,134, $359,087 and $464,227 respectively.


12.    SHAREHOLDERS'  EQUITY

     The Company has established a 1991 Employee Non-Qualified Stock Option Plan, a 1994 Employee Stock Option Plan, and a 1999 Incentive Stock Plan ("Employee Plans"). The Employee Plans provide for the granting of options to the Company's executive officers and key employees to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 1,800,000 shares of common stock may be granted under the Employee Plans. Options currently outstanding entitle the holders to purchase common stock at prices ranging between $1.88 and $16.00, subject to adjustment. Options generally become exercisable ratably over a four year period or one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the first or second anniversary of the date granted, except certain options granted under the 1994 Employee Stock Option Plan which become exercisable when the fair market value of common stock exceeds required levels. The right to exercise the options expires ten years from the date of grant, or earlier if an option holder ceases to be employed by the Company.

     In addition, the Company has established a 1991 Directors Non-Qualified Stock Option Plan and a 1995 Directors Non-Qualified Stock Option Plan ("Directors Plans"). The Directors Plan provides for the granting of options to the Company's Directors who are not employees of the Company to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 250,000 shares of common stock may be granted under the Directors Plans. Options currently outstanding entitle the holders to purchase common stock at prices ranging between $1.88 and $18.25, subject to adjustment. Options shall become exercisable with respect to one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the second anniversary of the date granted, except for certain options granted under the 1995 Directors Non-Qualified Stock Option Plan which become exercisable with respect to all of the shares covered thereby one year after the grant date. The right to exercise the options expires ten years from the date of grant, or earlier if an option holder ceases to be a Director of the Company.

     A summary of stock option transactions in 2000, 1999 and 1998, respectively, pursuant to the Employee Plans and the Directors Plans follows:

                                    Summary of Stock Options
                                    ------------------------

                                   Average   Shares Subject
                                    Price       To Option
                                   --------  ---------------
     June 30, 1997                 $   9.22         594,500
         Options Granted               7.63         173,500
         Options Exercised             6.88         (10,000)
         Options Canceled             11.23        (132,550)
                                             ---------------
     June 30, 1998                 $   8.39         625,450
                                             ---------------
     Exercisable at June 30, 1998                   160,138
                                             ===============

     June 30, 1998                 $   8.39         625,450
         Options Granted               1.97          54,000
         Options Exercised               --              --
         Options Canceled             10.54        (149,700)
                                             ---------------
     June 30, 1999                 $   7.13         529,750
                                             ---------------
     Exercisable at June 30, 1999                   148,500
                                             ===============

     June 30, 1999                 $   7.13         529,750
         Options Granted               2.00         567,500
         Options Exercised                               --
         Options Canceled              7.89        (329,500)
                                             ---------------
     June 30, 2000                 $   3.47         767,750
                                             ---------------
     Exercisable at June 30, 2000                   227,000
                                             ===============

The following table provides additional information for options outstanding and exercisable at June 30, 2000:

OPTIONS OUTSTANDING
                                  Wtd. Avg.      Wtd. Average
Range of Prices       Number   Remaining Life   Exercise Price
--------------------  -------  ---------------  ----------------

 $   1.00-1.99         55,500        8.8 years  $          1.88
          2.00        542,000        9.2 years             2.00
     2.01-6.99         35,500        6.8 years             5.55
     7.00-7.99         75,000        7.3 years             7.53
    8.00-18.50         59,750        4.2 years            12.40
                     --------

 $  1.00-18.50       767,750        8.5 years  $          3.47

OPTIONS EXERCISABLE

                                 Wtd. Avg.
Range of Prices       Number   Exercise Price
--------------------  -------  ---------------

 $   1.00-1.99            500  $          1.88
          2.00        135,500             2.00
     2.01-6.99         17,000             5.11
     7.00-7.99         21,750             7.51
    8.00-18.50         52,250            10.17
                     --------
 $  1.00-18.50        227,000  $          4.63

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the Statement allows the alternative of continued use of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," with pro-forma disclosure of net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company adopted the new standard in the fiscal year ended June 30, 1997, and elected the continued use of APB Opinion No. 25.

     Had compensation expense for the Company's stock options been recognized based on the fair value of the options on the grant date under the methodology prescribed by FAS 123, the Company's net loss and loss per share for the years ended June 30, 2000 and 1999 would have been impacted as shown in the following table (in thousands, except per share):

                                     2000        1999
                                  ----------  ----------
Reported net loss                 $   1,713   $   4,118
Pro forma net loss                    1,918       4,374
Reported earnings per share           (0.22)      (0.53)
Pro forma earnings per share          (0.25)      (0.56)

     The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                     2000        1999
                                  ----------  ----------
Expected life of option            10 years    10 years
Risk-free interest rate                 5.9%        5.2%
Expected volatility of
  Allied stock                           50%         37%
Expected dividend yield
  On Allied stock                         0%          0%

The weighted-average fair value of options granted during fiscal 2000 and 1999 determined using the Black-Scholes model is as follows:

                                       2000        1999
                                  ----------  ----------
Fair value of options granted     $    1.38   $    1.27
Number of options granted           567,500      54,000
                                  ----------  ----------
Total fair value of all
  Options granted (in thousands)  $     780   $      70

     For FAS 123 disclosure purposes, the weighted average fair value of stock options granted is required to be based on a theoretical option pricing model. In actuality, because the Company's stock options are not traded on any exchange, employees can receive no benefit and derive no value from holding stock options under these plans without an increase in the market price of Allied stock. Such an increase would benefit all stockholders.

          In conjunction with a refinancing, 62,500 warrants were issued to the holders of the subordinated notes payable and 50,000 warrants were issued to the commercial lender providing the revolving credit facilities and the term loan facilities. Each warrant entitles the holder to purchase one share of common stock at $7.025 per share through August 7, 2002.

STOCKHOLDER  RIGHTS  PLAN

The Board of Directors adopted a Stockholder Rights Plan in 1996, that would permit stockholders to purchase common stock at prices substantially below market value under certain change-in-control scenarios.


13.    EXPORT  SALES

     Export sales for the years ended June 30, 2000, 1999, and 1998 are comprised as follows (in thousands):

                               2000     1999     1998
                              -------  -------  -------
Europe                        $ 2,000  $ 2,500  $ 5,700
Canada                          1,800    1,800    1,900
Latin America                   3,800    3,400    5,900
Middle East                     1,200    1,200    1,600
Far East                        2,600    2,600    6,000
Other                             900    1,600    2,900
                              -------  -------  -------
                              $12,300  $13,100  $24,000
                              =======  =======  =======

14.    SUPPLEMENTAL  BALANCE  SHEET  INFORMATION

                                                                  June 30,
                                                           2000           1999
                                                       -------------  -------------
INVENTORIES
  Work in progress                                     $  1,237,534   $    779,027
  Component parts                                        11,209,463     13,848,272
  Finished goods                                          4,295,181      2,872,523
                                                       -------------  -------------
                                                       $ 16,742,178   $ 17,499,822
                                                       =============  =============

PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment                              $ 15,096,250   $ 14,905,236
  Buildings                                              11,751,455     11,644,429
  Land and land improvements                                934,216        934,216
  Property held under capital leases                      4,518,761      4,518,761
                                                       -------------  -------------

  Total property, plant and equipment at cost            32,300,682     32,002,642
  Less accumulated depreciation and amortization,
   including $3,526,799 and $2,741,859, respectively,
   related to property held under  capital leases       (20,124,066)   (17,715,605)
                                                       -------------  -------------

                                                       $ 12,176,616   $ 14,287,037
                                                       =============  =============

OTHER ACCRUED LIABILITIES
  Accrued compensation expense                         $    756,328   $  1,211,251
  Accrued interest expense                                  101,142         98,669
  Accrued income tax                                      1,247,546        985,711
  Other                                                     587,885        611,005
                                                       -------------  -------------
                                                       $  2,692,901   $  2,906,636
                                                       =============  =============

15.    COMMITMENTS  AND  CONTINGENCIES

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In fiscal 2000, the FDA conducted an inspection of the Company's St. Louis facility and provided a written report citing FDA observations concerning Good Manufacturing Practices ("GMP") compliance and quality control issues. The Company has provided written responses to the FDA and is taking corrective action to mitigate any further FDA inquiry or action. The Company believes that its responses to date and its continuing attention to the matters raised by the FDA will avert any FDA action seeking to interrupt or suspend manufacturing, or to require any recall or modification of products. Based upon currently available information, the Company does not believe that the FDA investigation will have a material impact on the Company's results of operations or financial position.

The Company has recognized the costs and associated liabilities only for those investigations, claims and legal proceedings for which, in its view, it is probable that liabilities have been incurred and the related amounts are estimable. Based upon information currently available, management believes that existing accrued liabilities are sufficient and that it is not reasonably possible at this time that any additional liabilities will result from the resolution of these matters that would have a material adverse effect on the Company's consolidated results of operations or financial position.


16.    QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

     Summarized quarterly financial data for fiscal 2000 and 1999 appears below (all amounts in thousands except per share data):

                                 Net Sales
                                 ---------
                              2000      1999
                            --------  --------
First Quarter               $16,068   $17,859

Second Quarter               16,758    17,092

Third Quarter                16,729    19,227

Fourth Quarter               14,722    18,621
                            --------  --------

Total Year                  $64,277   $72,799
                            ========  ========

                                Gross Profit
                                ------------
                               2000      1999
                            --------  --------

First Quarter               $ 4,026   $ 4,407

Second Quarter                4,625     3,423

Third Quarter                 4,626     4,940

Fourth Quarter                2,945     4,165
                            --------  --------

Total Year                  $16,222   $16,935
                            ========  ========


                             Net Income (Loss)
                             ------------------
                               2000      1999
                            --------  --------

First Quarter               $  (903)  $(1,279)

Second Quarter                 (126)   (1,912)

Third Quarter                   210      (189)

Fourth Quarter                 (894)     (738)
                            --------  --------

Total Year                  $(1,713)  $(4,118)
                            ========  ========

                          Earnings (Loss) Per Share
                          --------------------------
                               2000      1999
                            --------  --------

First Quarter               $  (.12)  $  (.16)

Second Quarter                 (.02)     (.25)

Third Quarter                   .03      (.02)

Fourth Quarter                 (.11)     (.10)
                            --------  --------

Total Year                  $  (.22)  $  (.53)
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART  III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     A definitive proxy statement is expected to be filed with the Securities and Exchange Commission on or about October 3, 2000. The information required by this item is set forth under the caption "Election of Directors" on pages 2 through 3, under the caption "Executive Officers" on page 11 and under the caption Section 16(a) Beneficial Ownership Reporting Compliance on page 21 of the definitive proxy statement, which information is incorporated herein by reference thereto.

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

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULE,  AND  REPORTS  ON FORM 8-K

1.  FINANCIAL  STATEMENTS

     The following consolidated financial statements of the Company and its subsidiaries are included in response to Item 8:

         Consolidated  Statement  of  Operations  for  the  years  ended
           June  30,  2000,  1999,  and  1998

         Consolidated  Balance  Sheet  at  June  30,  2000  and  1999

         Consolidated  Statement  of  Changes  in  Stockholders'  Equity
           for  the  years  ended  June  30,  2000,  1999  and  1998

         Consolidated  Statement of  Cash  Flows  for the years ended June 30,
           2000, 1999  and  1998

         Notes  to  Consolidated  Financial  Statements

         Report  of  Independent  Accountants

2.   FINANCIAL  STATEMENT  SCHEDULE

          Report  of  Independent  Accountants  on  Financial Statement Schedule

          Valuation  and  Qualifying  Accounts  and  Reserves  for  the  Years
            Ended  June  30,  2000,  1999  and  1998

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  EXHIBITS

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

4.  REPORTS  ON  FORM  8-K

     Form 8-K dated as of August 24, 1999 (announcing the appointment of Earl R. Refsland as President, Chief Executive Officer and Director, and the Company also announced that Uma Nandan Aggarwal had resigned as President, Chief Executive Officer and Director)

     Form 8-K dated as of June 5, 2000 (announcing a work stoppage by District No. 9 International Association of Machinists and Aerospace Workers effective midnight May 31, 2000. The work stoppage arose from a failure of the Union and the Company to consent to the terms of an Agreement between Allied Healthcare Products, Inc. Medical Products Division and District No. 9 International Association of Machinists and Aerospace Workers).

     Form 8-K dated as of July 31, 2000 (announcing the Company has reached an agreement on a new three-year contract with its employees who are members of District No. 9 International Association of Machinists and Aerospace Workers. Allied continued to ship products during the union work stoppage.)

     Form 8-K dated as of August 23, 2000 (announcing the appointment of Gregory
     C. Kowert as Vice President Finance, Chief Financial Officer and Secretary, and the Company also announced that Thomas A. Jenuleson had resigned as Vice President Finance, Chief Financial Officer and Secretary.)

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

  10.11  Loan and Security Agreement, dated as of August 7, 1997 by and among
         Allied Healthcare Products, Inc., B&F Medical Products, Inc., Bear Medical
         Systems, Inc., Hospital Systems, Inc., Life Support Products, Inc., and BiCore
         Monitoring Systems, Inc., as Borrowers, and Foothill Capital Corporation
         (filed with the Commission as Exhibit 10(31) to the Company's Annual Report
         on Form 10-K for the fiscal year ended June 20, 1997 (the "1997 Form 10-K")
         and incorporated herein by reference)

  10.12  Warrant dated August 7, 1997 issued by Allied Healthcare Products, Inc. in favor of Woodbourne Partners, L.P. (filed with the Commission as Exhibit
         10(36) to the 1997 Form 10-K and incorporated herein by reference)

  10.13  Warrant dated August 7, 1997 issued by Allied Healthcare Products, Inc. in favor of Donald E. Nickelson (filed with the Commission as Exhibit 10(37) to the 1997 Form 10-K and incorporated herein by reference)

  10.14  Warrant dated August 7, 1997 issued by Allied Healthcare Products, Inc. in favor of Dennis W. Sheehan (filed with the Commission as Exhibit 10(38) to the 1997 form 10-K and incorporated herein by reference)

  10.15  Agreement effective as of June 1, 1997 between Allied Healthcare Products,
         Inc. and District No. 9 International Association of Machinists and Aerospace
         Workers (filed with the Commission as Exhibit 10(39) to the 1997 Form 10-K and incorporated herein by reference)

  10.16  Asset Purchase Agreement by and between BM Acquisition Corp.,
         ThermoElectron Corporation, Bear Medical Systems, Inc., BiCore Monitoring
         Systems, Inc., Allied Healthcare Products AG, Bear Medical Systems Foreign
         Sales Corporation and Allied Healthcare Products, Inc. (filed with the
         Commission as Exhibit 2.1 to the Form 8-K filed on November 14, 1997 and incorporated herein by reference)


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

  10.19  Amendment Number Two to Loan and Security Agreement dated as of
         September 10, 1998 among Allied Healthcare Products, Inc., B&F Medical
         Products, Inc., Hospital Systems, Inc. and Life Support Products, Inc. as
         Borrowers, and Foothill Capital Corporation (filed with the Commission as
         Exhibit 10(25) to the 1998 Form 10-K and incorporated herein by reference)

  10.20  Letter Agreement dated February 11, 1999 between Allied Healthcare
         Products, Inc. and Gabriel S. Kohn (filed with the Commission as Exhibit
         10(20) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "1999 Form 10-K") and incorporated herein by reference)

  10.21  Letter Agreement dated February 11, 1999 between Allied Healthcare
         Products, Inc. and David A. Grabowski (filed with the Commission as Exhibit
         10(21) to the 1999 Form 10-K and incorporated herein by reference)

  10.22  Letter Agreement dated March 16, 1999 between Allied Healthcare Products,
         Inc. and Thomas A. Jenuleson (filed with the Commission as Exhibit 10(22) to the 1999 Form 10-K and incorporated herein by reference)

  10.23  Amendment Number One to Amended and Restated Loan and Security
         Agreement dated as of June 28, 1999 among Allied Healthcare Products, Inc.,
         B&F Medical Products, Inc. and Life Support Products, Inc. as Borrowers, and
         Foothill Capital Corporation (filed with the Commission as Exhibit 10(23) to the 1999 Form 10-K and incorporated herein by reference)

  10.24  Asset Purchase Agreement dated May 28, 1999 by and between Allied
         Healthcare Products, Inc. and Hospital Systems, Inc. and David Miller (filed with the Commission as Exhibit 10(24) to the 1999 Form 10-K and
         incorporated herein by reference)

  10.25  Employment Agreement dated August 24, 1999 by and between Allied
         Healthcare Products, Inc. and Earl Refsland (filed with the Commission as
         Exhibit 10(25) to the 1999 Form 10-K and incorporated herein by reference)

  10.26  Allied Healthcare Products, Inc. 1999 Incentive Stock Plan (filed with the
         Commission as Exhibit 10(26) to the 1999 Form 10-K and incorporated herein by reference)


  10.27  Letter of First Amendment to the $5,000,000 Promissory Note dated August 7,
         1998 made by Allied Healthcare Products, Inc. to the order of LaSalle
         National Bank

  10.28  Letter of Second Amendment to the $5,000,000 Promissory Note dated August
         7, 1998 made by Allied Healthcare Products, Inc. to the order of LaSalle Bank
         National Association

  10.29  Agreement between Allied Healthcare Products, Inc. Medical Products
         Division and District No. 9 International Association of Machinists and
         Aerospace Workers dated August 1, 2000 through May 31, 2003

  10.30  Letter Agreement dated August 10, 2000 between Allied Healthcare Products,
         Inc. and Gregory C. Kowert

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

                                ALLIED HEALTHCARE PRODUCTS, INC.
                                                 By:

                                        /s/ Earl R. Refsland
                              ----------------------------------------
                                         Earl R. Refsland
                               President and Chief Executive Officer



Dated  :  September  27,  2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 27, 2000.


         SIGNATURES                         TITLE

             *                     Chairman of the Board
-----------------------------
        John D. Weil

             *                     President, Chief Executive Officer
                                   and  Director (principal Executive Officer)
-----------------------------
      Earl R. Refsland


             *                     Director
-----------------------------
      William A. Peck


             *                     Director
-----------------------------
        Brent D. Baird


             *
-----------------------------
       James B. Hickey, Jr.        Director

*  By:     /s/  Earl  R.  Refsland
      -------------------------------
                Earl  R.  Refsland
                Attorney-in-Fact

------------------
*  Such  signature has been affixed pursuant to the following Power of Attorney.



                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints Earl R. Refsland as his true and lawful attorney-in fact and agent, each with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the 2000 Annual Report on Form 10-K of Allied Healthcare Products, Inc., and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite as fully to all intents and purposes as he might or could do in person, and ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE

To  the  Board  of  Directors  of
Allied  Healthcare  Products,  Inc.



Our audits of the consolidated financial statements referred to in our report dated August 9, 2000, appearing in the 2000 Annual Report to Shareholders of Allied Healthcare Products, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material aspects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/  PricewaterhouseCoopers  LLP

St.  Louis,  Missouri
August  9,  2000

                                       ALLIED HEALTHCARE PRODUCTS, INC.
                          RULE 12-09  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

    COLUMN A             COLUMN B                 COLUMN C                COLUMN D             COLUMN E
=============================================================================================================
                         BALANCE AT      CHARGED TO       CHARGED TO
                        BEGINNING OF       COSTS       OTHER ACCOUNTS -  DEDUCTIONS -         BALANCE AT END
DESCRIPTION                PERIOD       AND EXPENSES       DESCRIBE        DESCRIBE             OF PERIOD
=============================================================================================================

                                            FOR THE YEAR ENDED JUNE 30, 2000

Reserve For
Doubtful Accounts      $    (834,883)  $     (68,667)                    $      20,676  (1)  $      (882,874)

Inventory Allowance
For Obsolescence
And Excess Quantities  $  (1,936,402)  $  (1,200,000)                    $     241,792  (5)  $    (2,894,610)

                       --------------------------------------------------------------------------------------

                                                FOR THE YEAR ENDED JUNE 30, 1999

Reserve For
Doubtful Accounts      $  (1,035,833)  $    (175,496)                    $     376,446  (1)  $      (834,883)

Inventory Allowance
For Obsolescence
And Excess Quantities  $  (2,189,000)  $    (200,000)                    $     452,598  (2)  $    (1,936,402)


=============================================================================================================

                                                FOR THE YEAR ENDED JUNE 30, 1998

Reserve For
Doubtful Accounts      $  (1,225,326)  $    (264,165)                    $     453,658  (3)  $    (1,035,833)

Inventory Allowance
For Obsolescence
And Excess Quantities  $  (1,689,000)  $  (1,112,000)                    $     612,000  (4)  $    (2,189,000)
=============================================================================================================

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