Form 10-Q
period 2000-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2000-11-14
CIK 874710

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

       X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
     ----- Exchange Act of 1934

     For the quarterly period ended September 30, 2000

           Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Action of 1934

     For the transition period from                    to
                                    ------------------   -------------------

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

                     Yes          X            No
                         --------------------     --------------------

         The number of shares of common stock outstanding at November 4, 2000 is 7,806,682 shares.

                                      INDEX

                                                                                      Page
Part I - Financial Information                                                       Number
        Item 1.                 Financial Statements

                                Consolidated Statement of Operations -                 3
                                three months ended September  30, 2000 and 1999
                                (Unaudited)

                                Consolidated Balance Sheet -                         4-5
                                September 30, 2000  (Unaudited) and
                                June 30, 2000

                                Consolidated Statement of Cash Flows -                 6
                                three months ended September 30, 2000 and 1999
                                (Unaudited)

                                Notes to Consolidated Financial Statements           7-8

        Item 2.                 Management's Discussion and Analysis of             9-11
                                Financial Condition and Results of Operations

Part II - Other Information

        Item 6.                 Exhibits and Reports on Form 8-K                      11

                                Signature                                             12

PART I.   FINANCIAL INFORMATION
          ITEM 1.   FINANCIAL STATEMENTS

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                   Three months ended
                                                                      September 30,
                                                        -----------------------------------------
                                                               2000                   1999
                                                        -------------------    ------------------
Net sales                                                      $14,618,119           $16,067,519

Cost of sales                                                   10,845,915            12,041,291

                                                        -------------------    ------------------
Gross profit                                                     3,772,204             4,026,228

Selling, general and administrative expenses                     3,792,915             4,642,783
Provision for product recall                                             0               300,000


                                                        -------------------    ------------------
Loss from operations                                               (20,711)             (916,555)

Other expenses:
  Interest expense                                                 400,746               439,143
  Other, net                                                        20,208                14,329
                                                        -------------------    ------------------
                                                                   420,954               453,472
                                                        -------------------    ------------------

Loss before benefit for income taxes                              (441,665)           (1,370,027)

Benefit for income taxes                                           (95,125)             (466,469)
                                                        -------------------    ------------------
Net loss                                                       $  (346,540)          $  (903,558)
                                                        ===================    ==================


Basic and diluted loss per share                               $     (0.04)          $     (0.12)
                                                        ===================    ==================

Weighted average shares                                          7,806,682             7,806,682
                                                        ===================    ==================





          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                                    September 30,            June 30,
                                                                        2000                   2000
                                                                  ----------------       ---------------
                                                                     (Unaudited)
Current assets:
   Cash                                                                $   303,116          $   568,197
   Accounts receivable, net of allowance for doubtful
      accounts of $831,411 and $882,874 respectively                    11,621,331           10,542,264
   Inventories                                                          16,670,505           16,742,178
   Other current assets                                                    630,732              358,407

                                                                  ----------------       --------------
      Total current assets                                              29,225,684           28,211,046
                                                                  ----------------       --------------

   Property, plant and equipment, net                                   11,547,588           12,176,616
   Deferred income taxes                                                   218,671              218,671

   Goodwill, net                                                        26,191,389           26,395,241
   Other assets, net                                                       184,420              210,503

                                                                  ----------------       --------------
      Total assets                                                     $67,367,752          $67,212,077
                                                                  ================       ==============


          See accompanying Notes to Consolidated Financial Statements.

                                   (CONTINUED)

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                       September 30,            June 30,
                                                                                           2000                  2000
                                                                                     ----------------       --------------
                                                                                        (Unaudited)
Current liabilities:
   Accounts payable                                                                       $ 4,408,464          $ 4,055,739
   Current portion of long-term debt                                                        1,037,387            1,016,611
   Accrual for product recall                                                                 155,441              185,241
   Other current liabilities                                                                3,028,514            2,692,901

                                                                                     ----------------       --------------
      Total current liabilities                                                             8,629,806            7,950,492
                                                                                     ----------------       --------------

Long-term debt                                                                             12,878,881           13,055,980

Commitments and contingencies                                                                      --                   --

Stockholders' equity:
   Preferred stock; $.01 par value; 1,500,000 shares authorized; no shares issued and outstanding; which includes Series A preferred stock; $.01 par value; 200,000 shares authorized; no shares issued and outstanding
   Common stock; $.01 par value; 30,000,000 shares authorized; 7,806,682 shares issued and outstanding at September 30, and June 30, 2000,
    respectively                                                                              101,102              101,102
   Additional paid-in capital                                                              47,014,621           47,014,621
   Common stock in treasury, at cost                                                      (20,731,428)         (20,731,428)
   Retained earnings                                                                       19,474,770           19,821,310

                                                                                     ----------------       --------------
      Total stockholders' equity                                                           45,859,065           46,205,605

                                                                                     ----------------       --------------
      Total liabilities and stockholders' equity                                          $67,367,752          $67,212,077
                                                                                     ================       ==============



          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Three months ended
                                                                                              September 30,
                                                                                  -------------------------------------
                                                                                       2000                    1999
                                                                                  -------------           -------------
Cash flows from operating activities:
   Net loss                                                                       $   (346,540)           $   (903,558)
   Adjustments to reconcile net loss to net
       cash (used in) provided by operating activities:

      Depreciation and amortization                                                    884,827                 884,825
      Provision for product recall                                                     (29,800)                156,633
      Decrease/(Increase) in accounts receivable, net                               (1,079,067)              1,419,680
      Decrease/(Increase) in inventories                                                71,673                (888,940)
      Increase in income taxes receivable                                                    0                (466,469)
      Decrease in other current assets                                                (272,325)               (355,629)
      Increase/(Decrease) in accounts payable                                          352,725                (607,572)
      Increase in accrued taxes                                                              0                 186,424
      Increase in other current liabilities                                            335,613                 173,274
                                                                                  ------------             -----------
       Net cash used in operating activities                                           (82,894)               (401,332)
                                                                                  ------------             -----------

Cash flows from investing activities:
   Capital expenditures, net                                                           (25,863)                (85,851)
                                                                                  ------------             -----------

       Net cash used in investing activities                                           (25,863)                (85,851)
                                                                                  ------------             -----------

Cash flows from financing activities:
   Payments of long-term debt                                                         (231,619)               (224,160)
   Borrowings under revolving credit agreement                                      14,016,625              19,427,295
   Payments under revolving credit agreement                                       (13,941,330)            (18,830,452)

                                                                                  ------------             -----------
       Net cash provided by (used in) financing activities                            (156,324)                372,683
                                                                                  ------------             -----------

   Net decrease in cash and equivalents                                               (265,081)               (114,500)
   Cash and equivalents at beginning of period                                         568,197                 587,457

                                                                                  ------------             -----------
   Cash and equivalents at end of period                                          $    303,116             $   472,957
                                                                                  ============             ===========

Supplemental  disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                                                   $    422,424             $   465,754
       Income taxes                                                               $          0             $    54,050



          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Unaudited Financial Statements

         The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K for the year ended June 30, 2000.

         Certain amounts in the fiscal 2000 financial statements have been reclassified to conform with the fiscal 2001 presentation.

2.  Inventories

         Inventories are comprised as follows:


                                                 September 30,       June 30, 2000
                                                     2000
                                                 (Unaudited)
    Work-in progress                          $    1,171,353        $     1,237,534
    Component Parts                               11,954,817             11,909,086
    Finished Goods                                 3,544,335              3,595,558
                                              --------------        ---------------
                                              $   16,670,505        $    16,742,178
                                              ==============        ===============

        The above amounts are net of a reserve for obsolete and excess inventory of approximately $2.9 million at September 30, 2000 and June 30, 2000.

3.  Oxygen Regulator Recall

On February 4, 1999, Allied announced a voluntary trade-in program for aluminum oxygen regulators marketed under its Life Support Products label. These products are used to regulate pressure of bottled oxygen for administration to patients under emergency situations. Based upon U. S. Food and Drug Administration ("FDA") recommendations that all manufacturers cease the use of aluminum in oxygen regulators, the Company introduced new brass regulators and also offered a trade-in program to existing users pursuant to which units with aluminum regulators could be exchanged for new units with brass regulators at a reduced price. In connection with this program, the Company recorded a charge of $1.5 million pre-tax in the second quarter of fiscal 1999.

An additional $.3 million charge was added to this regulator program in the first quarter of fiscal 2000.

         A reconciliation of activity with respect to the Company's regulator program for the three months ended September 30, 2000, is as follows:


     Balance, June 30, 2000                                    $185,241
     Provision for recall                                             0
     Costs incurred related to product retrofitting
     and replacement                                             29,800
                                                               --------
     Balance, September 30, 2000                               $155,441
                                                               ========


         The Company has incurred various legal expenses related to other claims associated with the LSP oxygen regulators. Accordingly, the Company recorded a $0.5 million charge to operations during fiscal 2000 for amounts estimated to be payable by the company under its self-insurance retention for legal costs associated with defending these claims. These amounts are included along with other legal expenses of the Company as selling, general and administrative expenses. At September 30, 2000, the Company has a litigation cost accrual balance of $0.2 million for legal expense associated to the LSP regulator recall.

4.    Commitments and Contingencies

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In fiscal 2000, the FDA conducted an inspection of the Company's St. Louis facility and provided a written report citing FDA observations concerning Good Manufacturing Practices ("GMP") compliance and quality control issues. The Company has provided written responses to the FDA and is taking corrective action to mitigate any further FDA inquiry or action. The Company believes that its responses to date and its continuing attention to the matters raised by the FDA will avert any FDA action seeking to interrupt or suspend manufacturing, or to require any recall or modification of products. Based upon currently available information, the Company does not believe that the FDA investigation will have a material adverse impact on the Company's consolidated results of operations, financial position or cash flows.

The Company has recognized the costs and associated liabilities only for those investigations, claims and legal proceedings for which, in its view, it is probable that liabilities have been incurred and the related amounts are estimable. Based upon information currently available, management believes that existing accrued liabilities are sufficient and that it is not reasonably possible at this time that any additional liabilities will result from the resolution of these matters that would have a material adverse effect on the Company's consolidated results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion may contain statements that constitute "forward-looking statements" as that term is used in the Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties as further discussed in the Company's 2000 Annual Report filed on Form 10-K. Actual results in future periods could differ significantly from results discussed in or anticipated by such forward looking statements. This discussion should be read in conjunction with the June 30, 2000 consolidated financial statements and accompanying notes thereto included in the Company's Form 10-K for the year ended June 30, 2000.

RESULTS OF OPERATIONS

Allied manufactures and markets medical gas equipment, respiratory care products, and emergency medical products.

Allied had net sales of $14.6 million for the three months ended September 30, 2000, down $1.5 million, or 9.0%, from net sales of $16.1 million in the prior year same quarter. The $1.5 million decline in sales relates primarily to medical gas products and is attributable primarily to a strike by production workers at the Company's St. Louis Plant. Although the strike was settled on July 30, 2000 with a new three year contract, the Company did not return to adequate production and shipment levels until the end of the quarter. Overall backlog for unshipped orders at September 30, 2000, exceeded backlog at June 30, 2000 by approximately $1.6 million.

Gross profit for the three months ended September 30, 2000 was $3.8 million, or 25.8% of net sales compared to $4.0 million, or 25.1% of net sales for the three months ended September 30, 1999. The increase in gross profit as a percent of sales is attributable to the oxygen regulator recall in the first quarter of FY 2000, cost reductions and a tighter control of operations. The Company will continue to review operations to improve efficiencies and lower manufacturing and product costs.

Selling, General and Administrative expenses for the three months ended September 30, 2000 were $3.8 million, a net decrease of $0.8 million, or 18.3%, from $4.6 million for the three months ended September 30, 1999. The decrease was primarily due to cost reduction efforts that were not initiated until the second quarter of last year, primarily a 15% staff reduction. Expense in the prior year quarter also included a $.4 million charge for product liability litigation expenses.

In the first quarter of fiscal 2000, the Company recorded a $.3 million additional charge for expenses related to the LSP oxygen regulators program. Please see Note 3 to Consolidated Financial Statements for additional information.

Loss from operations was $.02 million for the three months ended September 30, 2000 compared to a $.9 million loss for the three months ended September 30, 1999. Interest expense was $0.4 million in both comparable periods. Allied had a loss before benefit for income taxes in the first quarter of fiscal 2001 of $.4 million compared to a loss before benefit for income taxes of $1.4 million for the first quarter of fiscal 2000. The Company recorded a tax benefit of $0.1 million and $0.5 million for the three month periods ended September 30, 2000 and 1999, respectively.

In fiscal 2001, the net loss for the first quarter was $0.3 million, or $0.04 per basic and diluted share compared to a net loss of $.9 million, or $0.12 per basic and diluted share, for the first quarter of fiscal 2000. The weighted average number of common shares outstanding used in the calculation of earnings per share for the first quarters of fiscal 2001 and fiscal 2000 was 7,806,682.


LIQUIDITY AND CAPITAL RESOURCES

We believe that available resources and anticipated cash flows from operations are sufficient to meet our operating requirements in the coming year.

Working capital increased to $20.6 million at September 30, 2000 compared to $20.3 million at June 30, 2000. The small increase was primarily due to an increase in accounts receivable and other current assets offset by decreases in cash, accounts payable and other current liabilities.

The Company maintains a $25 million revolving credit facility. At September 30, 2000, $8.5 million was outstanding against this facility and $3.5 million was available to borrow from the line based on collateral requirements.

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

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In fiscal 2000, the FDA conducted an inspection of the Company's St. Louis facility and provided a written report citing FDA observations concerning Good Manufacturing Practices ("GMP") compliance and quality control issues. The Company has provided written responses to the FDA and is taking corrective action to mitigate any further FDA inquiry or action. The Company believes that its responses to date and its continuing attention to the matters raised by the FDA will avert any FDA action seeking to interrupt or suspend manufacturing, or to require any recall or modification of products. Based upon currently available information, the Company does not believe that the FDA investigation will have a material adverse impact on the Company's results of operations, financial position or cash flows.


Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

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


Exhibits:

(27)     Financial Data Schedule

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ALLIED HEALTHCARE PRODUCTS, INC.


                                      /s/ Earl R. Refsland
                                      ------------------------------------------
                                      Earl R. Refsland
                                      President and Chief Executive Officer
                                      ------------------------------------------