Form 10-Q
period 2000-12-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2001-02-14
CIK 874710

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

 X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
----   Exchange Act of 1934

For the quarterly period ended December 31, 2000

       Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Action of 1934

For the transition period from                        to
                               ----------------------    ----------------------


                         Commission File Number 0-19266

                        ALLIED HEALTHCARE PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                 25-1370721
   (State or other jurisdiction of            (IRS Employer I.D. No.)
    incorporation or organization)

                 1720 Sublette Avenue, St. Louis, Missouri 63110
            (Street address of principal executive offices-Zip Code)

                  Registrant's telephone number: (314) 771-2400


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

       The number of shares of common stock outstanding at December 31, 2000 is 7,806,682 shares.

                                      INDEX


                                                                        Page
                                                                       Number
Part I - Financial Information

   Item 1.       Financial Statements

                 Consolidated Statement of Operations -                   3
                 three months and six months ended
                 December 31, 2000 and 1999 (Unaudited)

                 Consolidated Balance Sheet -                           4-5
                 December 31, 2000  (Unaudited) and
                 June 30, 2000

                 Consolidated Statement of Cash Flows -                   6
                 six months ended December 31, 2000 and 1999
                 (Unaudited)

                 Notes to Consolidated Financial Statements             7-8

   Item 2.       Management's Discussion and Analysis of               9-11
                 Financial Condition and Results of Operations

Part II - Other Information

   Item 4.       Submission of Matters to a Vote of Security Holders     12

   Item 6.       Exhibits and Reports on Form 8-K                        12

                 Signature                                               12


ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)


                                                              Three months ended                    Six months ended
                                                                  December 31,                         December 31,
                                                    ------------------------------------    -------------------------------------
                                                         2000                1999                 2000           1999
                                                     ----------------    ----------------     ------------    ---------------
 Net Sales                                              $ 16,329,478        $ 16,758,311     $ 30,947,597          $ 32,825,830
 Cost of sales                                            11,905,950          12,133,403       22,751,865            24,174,694
                                                    ----------------    ----------------     ------------     -----------------
 Gross Profit                                              4,423,528           4,624,908        8,195,732             8,651,136

 Selling, general and administrative expenses              4,004,694           4,265,548        7,797,609             8,908,331
 Provision for product recall                                      0                   0                0               300,000
                                                    ----------------    ----------------     ------------     -----------------
 Income / (Loss) from operations                             418,834             359,360          398,123              (557,195)

 Other expenses:
     Interest expense                                        417,669             417,831          818,415               856,974
     Other, net                                               16,430              16,406           36,638                30,735
                                                    -----------------    ----------------    -------------    -----------------
                                                             434,099             434,237          855,053               887,709
                                                    ----------------    ----------------     ------------     -----------------


 Loss before provision (benefit) for income taxes            (15,265)            (74,877)        (456,930)           (1,444,904)

 Provision (Benefit) for income taxes                         75,434              51,592          (19,691)             (414,877)
                                                    ----------------    ----------------     ------------     -----------------
  Net Loss                                                 $ (90,699)         $ (126,469)      $ (437,239)         $ (1,030,027)
                                                    ================    ================     ============     =================


 Basic and diluted loss per share                          $   (0.01)         $    (0.02)      $    (0.06)         $      (0.13)
                                                    ================    ================     ============     =================


 Weighted average shares                                   7,806,682           7,806,682        7,806,682             7,806,682
                                                    ================    ================     ============     =================



See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
ASSETS


                                                                                      December 31,              June 30,
                                                                                          2000                    2000
                                                                                   -------------------       ---------------
                                                                                       (unaudited)
 Current Assets:
      Cash                                                                               $    385,013          $    568,197
      Accounts receivable, net of allowance for doubtful
           accounts of $909,000 and $883,000 respectively                                  12,942,578            10,542,264
      Inventories                                                                          16,839,091            16,742,178
      Other current assets                                                                    557,951               358,407

                                                                                   -------------------       ---------------
           Total current assets                                                            30,724,633            28,211,046
                                                                                   -------------------       ---------------

      Property, plant and equipment, net                                                   10,971,958            12,176,616
      Deferred Income taxes                                                                   218,671               218,671
      Goodwill, net                                                                        25,990,039            26,395,241
      Other assets, net                                                                       157,322               210,503

                                                                                   -------------------       ---------------
           Total assets                                                                  $ 68,062,623          $ 67,212,077
                                                                                   ===================       ===============


 See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET, Continued
LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                     December 31,             June 30,
                                                                                        2000                    2000
                                                                                 -------------------     ------------------
                                                                                     (unaudited)
Current liabilities:
     Accounts payable                                                                   $ 4,663,185            $ 4,055,739
     Current portion of long-term debt                                                    1,043,798              1,016,611
     Accrual for product recall                                                             148,744                185,241
     Other current liabilities                                                            3,056,773              2,692,901

                                                                                 -------------------     ------------------
          Total current liabilities                                                       8,912,500              7,950,492
                                                                                 -------------------     ------------------

Long-term debt                                                                           13,381,758             13,055,980

Deferred income tax liability-noncurrent                                                          -                      -

Commitments and contingencies                                                                     -                      -

Stockholders' equity:
     Preferred stock; $.01 par value; 1,500,000 shares
       authorized; no shares issued and outstanding,
       which includes Series A preferred stock, $.01
       par value, 200,000 shares authorized, no shares
       issued and outstanding
     Common stock; $.01 par value, 30,000,000 shares
       authorized, 7,806,682 shares issued and
       outstanding at December 31, 2000
       and June 30, 2000                                                                    101,102                101,102
     Additional paid-in capital                                                          47,014,621             47,014,621
     Common stock in treasury, at cost                                                  (20,731,428)           (20,731,428)
     Retained earnings                                                                   19,384,070             19,821,310

                                                                                 -------------------     ------------------
          Total stockholders' equity                                                     45,768,365             46,205,605

                                                                                 -------------------     ------------------
          Total liabilities and stockholders' equity                                   $ 68,062,623           $ 67,212,077
                                                                                 ===================     ==================


See accompanying Notes To Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                                                                     Six months ended
                                                                                                        December 31,
                                                                                                2000                  1999
                                                                                        ---------------------   -----------------
Cash flows from operating activities:
     Net loss                                                                                    $ (437,239)        $(1,030,027)
     Adjustments to reconcile net loss to net
          cash provided by (used in) operating activities:

           Depreciation and amortization                                                          1,741,507           1,769,650
           Provision for product recall                                                             (36,497)            (27,948)
           Decrease (Increase) in accounts receivable, net                                       (2,400,314)          1,962,767
           Decrease (Increase) in inventories                                                       (96,913)            314,855
           Increase in income taxes receivable                                                            -            (411,894)
           Increase in other current assets                                                        (199,544)           (230,239)
          (Decrease) increase in accounts payable                                                   607,446          (1,148,965)
           Increase (decrease) in accrued income taxes                                              (59,691)            158,635
           Decrease (increase) in other current liabilities                                         403,872            (457,218)
                                                                                       ---------------------   -----------------
           Net cash provided by (used in) operating activities                                     (477,373)            899,616
                                                                                       ---------------------   -----------------

Cash flows from investing activities:
     Capital expenditures, net                                                                      (78,468)           (144,120)
                                                                                       ---------------------   -----------------


          Net cash used in investing activities                                                     (78,468)           (144,120)
                                                                                       ---------------------   -----------------

Cash flows from financing activities:
     Payments of long-term debt                                                                    (502,125)           (450,131)
     Borrowings under revolving credit agreement                                                 30,340,625          36,724,753
     Payments under revolving credit agreement                                                  (29,485,536)        (37,224,229)
                                                                                       ---------------------   -----------------
          Net cash provided by (used in) financing activities                                       352,964            (949,607)
                                                                                       ---------------------   -----------------

Net (decrease) in cash and equivalents                                                             (183,184)           (194,111)
Cash and equivalents at beginning of period                                                         568,197             587,456

                                                                                       ---------------------   -----------------
Cash and equivalents at end of period                                                             $ 385,013           $ 393,345
                                                                                       =====================   =================

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                                                $ 824,364         $ 1,026,589
          Income taxes                                                                                    -              86,987


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

2.     Inventories

       Inventories are comprised as follows:


                                                   December 31, 2000                 June 30, 2000
                                                      (Unaudited)

    Work-in progress                                      $ 1,184,978                    $ 1,237,534
    Component Parts                                        11,895,024                     11,909,086
    Finished Goods                                          3,759,089                      3,595,558
                                                   -------------------             ------------------
                                                          $16,839,091                    $16,742,178
                                                   ===================             ==================

       The above amounts are net of a reserve for obsolete and excess inventory of approximately $2.9 million at December 31, 2000 and June 30, 2000.

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

An additional $.3 million charge was added to the recall program in the first quarter of fiscal 2000.

       A reconciliation of activity with respect to the Company's regulator program for the six months ended December 31, 2000 is as follows:


      Balance, July 1, 2000                                                                    $185,241
      Provision for recall                                                                            0
      Costs incurred related to product retrofitting and replacement                             36,497
                                                                                      ------------------
      Balance, December 31, 2000                                                               $148,744
                                                                                      ==================

       The Company has incurred various legal expenses related to other claims associated with the LSP oxygen regulators. Accordingly, the Company recorded a $0.5 million charge to operations during fiscal 2000 for amounts estimated to be payable by the company under its self-insurance retention for legal costs associated with defending these claims. The company recorded an additional $20,000 charge to operations during fiscal 2001. These amounts are included along with other legal expenses of the Company as selling, general and administrative expenses. At December 31, 2000, the Company has a litigation cost accrual balance of $140,000 for legal expense associated with the LSP regulator recall.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion may contain statements that constitute "forward-looking statements" as that term is used in the Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties as further discussed in the Company's 2000 Annual Report filed on Form 10-K. Actual results in future periods could differ significantly from results discussed in or anticipated by such forward looking statements. This discussion should be read in conjunction with the June 30, 2000 consolidated financial statements and accompanying notes thereto included in the Company's Form 10-K for the year ended June 30, 2000 and the unaudited financial statements and notes for the three month and six month periods ended December 31, 2000.

RESULTS OF OPERATIONS

Allied manufactures and markets medical gas equipment, respiratory care products, and emergency medical products.

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999.

Allied had net sales of $16.3 million for the three months ended December 31, 2000, down $.4 million, or 2.6%, from net sales of $16.8 million in the prior year same quarter. The decline is primarily due to lower sales of oxygen regulators this year due to an exchange program last year which increased sales beyond normal levels. This was partially offset by higher sales in the second quarter this year of medical gas equipment. Also, production problems caused shipment shortfalls in the December fiscal 2001 quarter. Additional employees are being hired to increase production levels. Order backlog at December 31, 2000 was up by approximately $1.3 million from September 30, 2000.

Gross profit for the three months ended December 31, 2000 was $4.4 million, or 27.1% of net sales compared to $4.6 million, or 27.6% of net sales for the three months ended December 31, 1999. The decrease in gross profit as a percent of sales is primarily attributable to lower sales volumes in the second quarter of fiscal 2001.

Selling, General and Administrative expenses for the three months ended December 31, 2000 were $4.0 million, a net decrease of $0.3 million, or 6.0%, from $4.3 million for the three months ended December 31, 1999. The decrease was primarily due to cost reduction efforts that were initiated during the second quarter of last year, primarily a 15% staff reduction.

Income from operations was $.4 million for the three months ended December 31, 2000 compared to $.4 million for the three months ended December 31, 1999. Interest expense was $.4 million in both comparable periods. Allied had a loss before benefit for income taxes in the second quarter of fiscal 2001 of $15,000 compared to a loss before benefit for income taxes of $75,000 for the second quarter of fiscal 2000. The Company recorded a tax provision of $75,000 and $51,000 for the three month periods ended December 31, 2000 and 1999, respectively. In fiscal 2001, the net loss for the second quarter was $91,000, or $0.01 per basic and diluted share compared to a net loss of $126,000, or $0.02 per basic and diluted share, for the second quarter of fiscal 2000. The weighted average number of common shares outstanding used in the calculation of earnings per share for the second quarters of fiscal 2001 and fiscal 2000 was 7,806,682.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1999.

Allied had net sales of $30.9 million for the six months ended December 31, 2000, down $1.9 million, or 5.8%, from net sales of $32.8 million in the prior year first six months. The decline was primarily due to lower sales of oxygen regulators this year due to an exchange program last year which increased sales beyond normal levels. Also, sales were adversely affected by a strike by production workers at the Company's St. Louis plant in the first quarter and subsequent delays in returning to adequate production and shipment levels. Although the strike was settled on July 30, 2000 with a new three year contract, the Company has had difficulty returning to normal production levels due to new employee training and component shortages. The Company believes it is achieving normal production levels at December 31, 2000. Order backlog at December 31, 2000 was up by approximately $2.9 million from June 30, 2000.

Gross profit for the six months ended December 31, 2000 was $8.2 million, or 26.5% of net sales compared to $8.7 million, or 26.4% of net sales for the six months ended December 31, 1999. The primary reasons for the lower gross profit were expenses which did not decrease with lower sales in the six months ended December 31, 2000 and product mix. The Company will continue to review operations to improve productivity and lower manufacturing and product costs.

Selling, General and Administrative expenses for the six months ended December 31, 2000 were $7.8 million, a net decrease of $1.11 million, or 12.5%, from $8.9 million for the six months ended December 31, 1999. The decrease was primarily due to cost reduction efforts that were not initiated until the second quarter of last year, primarily a 15% staff reduction. Expense in the prior year first half also included a $.4 million charge for product liability litigation expenses.

In the first half of fiscal 2000, the Company recorded a $.3 million additional charge for expenses related to the LSP oxygen regulators program. Please see
Note 3 to Consolidated Financial Statements for additional information.

Income from operations was $.4 million for the six months ended December 31, 2000 compared to a $.6 million loss for the six months ended December 31, 1999. Interest expense was $0.8 million for the six months ended December 31, 2000 compared to $.9 million for the six months ended December 31, 1999. Allied had a loss before benefit for income taxes in the first half of fiscal 2001 of $.5 million compared to a loss before benefit for income taxes of $1.4 million for the first half of fiscal 2000. The Company recorded a tax benefit of $20,000 and $0.4 million for the six month periods ended December 31, 2000 and 1999, respectively.

In fiscal 2001, the net loss for the first half was $0.4 million, or $0.06 per basic and diluted share compared to a net loss of $1.0 million, or $0.13 per basic and diluted share, for the first half of fiscal 2000. The weighted average number of common shares outstanding used in the calculation of earnings per share for the first quarters of fiscal 2001 and fiscal 2000 was 7,806,682.

LIQUIDITY AND CAPITAL RESOURCES

We believe that available resources and anticipated cash flows from operations are sufficient to meet our operating requirements in the coming year.

Working capital increased to $21.8 million at December 31, 2000 compared to $20.3 million at June 30, 2000. The increase was primarily due to an increase in accounts receivable and other current assets offset by increases in accounts payable and other current liabilities.

The Company maintains a $25 million revolving credit facility. At December 31, 2000, $9.3 million was outstanding against this facility and $3.9 million was available to borrow based on collateral requirements.

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

Part II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on November 14, 2000, at which time the shareholders re-elected Brent D. Baird, James B. Hickey, Jr., William A. Peck, Earl R. Refsland, and John D. Weil as directors. No other business came before the meeting.

Item 6.    Exhibits and Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the most recently completed fiscal quarter.

Exhibits:

None


SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ALLIED HEALTHCARE PRODUCTS, INC.


                              /s/ Earl R. Refsland
                              --------------------------------------
                               Earl R. Refsland
                               President and Chief Executive Officer
                              --------------------------------------