Form 10-Q
period 2001-03-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2001-05-15
CIK 874710

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ---    Exchange Act of 1934

For the quarterly period ended March 31, 2001

         Transition report pursuant to Section 13 or 15(d) of the Securities
  ---    Exchange Act of 1934

For the transition period from                      to
                               --------------------    ----------------------

                         Commission File Number 0-19266

                        ALLIED HEALTHCARE PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                             25-1370721
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

       The number of shares of common stock outstanding at March 31, 2001 is 7,806,682 shares.

                                      INDEX

                                                                                                            Page
Part I - Financial Information                                                                             Number
      Item 1.                Financial Statements

                             Consolidated Statement of Operations -                                            3
                             three months and nine months ended March  31, 2001 and 2000
                             (Unaudited)

                             Consolidated Balance Sheet -                                                      4
                             March 31, 2001  (Unaudited) and
                             June 30, 2000

                             Consolidated Statement of Cash Flows -                                            5
                             nine months ended March 31, 2001 and 2000 (Unaudited)

                             Notes to Consolidated Financial Statements                                      6-8

      Item 2.                Management's Discussion and Analysis of                                        9-11
                             Financial Condition and Results of Operations

Part II - Other Information

      Item 5.                Other Information                                                                12

      Item 6.                Exhibits and Reports on Form 8-K                                                 12

                             Signature                                                                        12

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                                      Three months ended                    Nine months ended
                                                           March 31,                            March 31,
                                                  -----------------------------       -------------------------------
                                                      2001              2000              2001                2000
                                                  -----------      ------------       ------------       ------------
Net sales                                         $16,254,635      $ 16,728,743       $ 47,202,232       $ 49,554,573
Cost of sales                                      11,871,922        12,102,813         34,623,787         36,277,507
                                                  -----------      ------------       ------------       ------------
Gross profit                                        4,382,713         4,625,930         12,578,445         13,277,066

Selling, general and administrative expenses        3,784,839         3,783,939         11,582,448         12,692,270
Provision for product recall                                0           (77,000)                 0            223,000
                                                  -----------      ------------       ------------       ------------
Income from operations                                597,874           918,991            995,997            361,796

Other expenses:
    Interest expense                                  378,161           415,532          1,196,576          1,272,506
    Other, net                                         16,571            16,967             53,209             47,702
                                                  -----------      ------------       ------------       ------------
                                                      394,732           432,499          1,249,785          1,320,208
                                                  -----------      ------------       ------------       ------------

Income (loss)  before provision
(benefit) for income taxes                            203,142           486,492           (253,788)          (958,412)

Provision (benefit) for income taxes                  162,799           276,137            143,108           (138,740)
                                                  -----------      ------------       ------------       ------------
Net income (loss)                                 $    40,343      $    210,355       $   (396,896)      $   (819,672)
                                                  ===========      ============       ============       ============


Net income/(loss) per share-basic                 $      0.01      $       0.03       $      (0.05)      $      (0.10)
                                                  -----------      ------------       ------------       ------------
Net income/(loss) per share-diluted               $      0.01      $       0.03       $      (0.05)      $      (0.10)
                                                  -----------      ------------       ------------       ------------

Weighted average shares-basic                       7,806,682         7,806,682          7,806,682          7,806,682
                                                  -----------      ------------       ------------       ------------
Weighted average shares-diluted                     7,953,052         7,938,114          7,806,682          7,806,682
                                                  -----------      ------------       ------------       ------------

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET


 ASSETS                                                                             March 31,          June 30,
                                                                                      2001               2000
                                                                                  ------------       ------------
                                                                                   (unaudited)
Current Assets:
     Cash                                                                         $    531,835       $    568,197
     Accounts receivable, net of allowance for doubtful
          accounts of $898,000 and $883,000, respectively                           11,633,400         10,542,264
     Inventories                                                                    17,262,538         16,742,178
     Other current assets                                                              600,307            358,407
                                                                                  ------------       ------------
          Total current assets                                                      30,028,080         28,211,046
                                                                                  ------------       ------------

     Property, plant and equipment, net                                             10,613,863         12,176,616
     Deferred income taxes                                                             218,671            218,671
     Goodwill, net                                                                  25,788,689         26,395,241
     Other assets, net                                                                 128,596            210,503
                                                                                  ------------       ------------
          Total assets                                                            $ 66,777,899       $ 67,212,077
                                                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                             $  4,300,146       $  4,055,739
     Current portion of long-term debt                                                 899,988          1,016,611
     Accrual for product recall                                                         73,681            185,241
     Other current liabilities                                                       3,348,744          2,692,901
                                                                                  ------------       ------------
          Total current liabilities                                                  8,622,558          7,950,492
                                                                                  ------------       ------------

Long-term debt                                                                      12,346,628         13,055,980

Commitments and contingencies                                                               --                 --

Stockholders' equity:
   Preferred stock; $.01 par value; 1,500,000 shares authorized; no shares issued and outstanding; which includes Series A preferred stock; $.01 par value, 200,000 shares authorized, no shares issued and outstanding.
    Common stock; $.01 par value; 30,000,000 shares authorized; 7,806,682
       shares issued and outstanding at March 31, 2001 and June 30, 2000.              101,102            101,102
    Additional paid-in capital                                                      47,014,621         47,014,621
    Common stock in treasury, at cost                                              (20,731,428)       (20,731,428)
    Retained earnings                                                               19,424,417         19,821,310
                                                                                  ------------       ------------
        Total stockholders' equity                                                  45,808,712         46,205,605
                                                                                  ------------       ------------
        Total liabilities and stockholders' equity                                $ 66,777,899       $ 67,212,077
                                                                                  ============       ============

See accompanying Notes To Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                   Nine months ended
                                                                        March 31,
                                                             ------------       ------------
                                                                  2001               2000
                                                             ------------       ------------
Cash flows from operating activities:
     Net loss                                                $   (396,896)      $   (819,672)
     Adjustments to reconcile net loss to net
          cash provided by operating activities:

        Depreciation and amortization                           2,379,459          2,654,476
        Provision for product recall                             (111,560)          (156,124)
        Decrease (Increase) in accounts receivable, net        (1,091,135)         1,320,249
        Decrease (Increase) in inventories                       (520,360)           551,676
        Decrease in income taxes receivable                            --             36,218
        Increase in other current assets                         (241,900)           (33,426)
        (Decrease) increase in accounts payable                   244,407         (1,233,896)
        Increase in accrued income taxes                           28,776            147,112
        Decrease (increase) in other current liabilities          627,067           (265,558)
                                                             ------------       ------------
        Net cash provided by operating activities                 917,858          2,201,055
                                                             ------------       ------------

Cash flows from investing activities:
     Capital expenditures, net                                   (128,245)          (193,378)
                                                             ------------       ------------

Net cash used in investing activities                            (128,245)          (193,378)
                                                             ------------       ------------

Cash flows from financing activities:
     Payments of long-term debt                                  (737,692)          (673,770)
     Borrowings under revolving credit agreement               47,313,625         52,932,053
     Payments under revolving credit agreement                (47,401,908)       (54,296,136)
                                                             ------------       ------------
        Net cash used in financing activities                    (825,975)        (2,037,853)
                                                             ------------       ------------

Net decrease in cash and equivalents                              (36,362)           (30,176)
Cash and equivalents at beginning of period                       568,197            587,456
                                                             ------------       ------------
Cash and equivalents at end of period                        $    531,835       $    557,280
                                                             ============       ============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                             $  1,202,521       $  1,390,029
        Income taxes                                              114,332             98,510

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

2.     Inventories

       Inventories are comprised as follows:

                         March 31,
                           2001           June 30, 2000
                        (Unaudited)
Work-in progress        $   879,489        $ 1,237,534
Component parts          12,445,840         11,909,086
Finished goods            3,937,209          3,595,558
                        -----------        -----------
                        $17,262,538        $16,742,178
                        ===========        ===========

       The above amounts are net of a reserve for obsolete and excess inventory of approximately $2.8 million at March 31, 2001 and $2.9 million at June 30, 2000.

3.     Oxygen Regulator Recall

       On February 4, 1999, Allied announced a voluntary recall program for aluminum oxygen regulators marketed under its Life Support Products label. These products are used to regulate pressure of bottled oxygen for administration to patients under emergency situations. Based upon U. S. Food and Drug Administration ("FDA") recommendations that all manufacturers cease the use of aluminum in oxygen regulators, the Company introduced new brass regulators and also offered a trade-in program to existing users pursuant to which units with aluminum regulators could be exchanged for new units with brass regulators at a reduced price. In connection with this program, the Company recorded a charge of $1.5 million pre-tax in the second quarter of fiscal 1999.

An additional $.2 million pre-tax charge was added to the recall program in the first nine months of fiscal 2000.

       A reconciliation of activity with respect to the Company's regulator program for the nine months ended March 31, 2001 is as follows:

Balance, July 1, 2000                                                 $185,241
Costs incurred related to product retrofitting and replacement         111,560
                                                                      --------
Balance, March 31, 2001                                               $ 73,681
                                                                      ========


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

       The Company has incurred various legal expenses related to third-party claims associated with the LSP oxygen regulators. During fiscal 2000 the Company recorded a $0.5 million pre-tax charge to operations for amounts estimated to be payable by the company under its self-insurance retention for legal costs associated with defending these claims. The company recorded an additional $50,000 pre-tax charge to operations during fiscal 2001. These amounts are included along with other legal expenses of the Company as selling, general and administrative expenses. At March 31, 2001, the Company has a litigation cost accrual balance of $0.13 million for legal expense associated with the LSP regulator matters.

       The Company has recognized the costs and associated liabilities only for those investigations, claims and legal proceedings for which, in its view, it is probable that liabilities have been incurred and the related amounts are estimable. Based upon information currently available, management believes that existing accrued liabilities are adequate in light of applicable liability insurance maintained by the Company and that the Company's possible additional exposure under retention provisions relating to pending claims or occurrences would not have a material adverse effect on the Company's consolidated results of operations, financial position, or cash flows.

5.  Net income/ (loss) per share

The following table sets forth the computation of basic and diluted Net income/(loss) per share:

                                               Three months ended              Nine months ended
                                                   March 31,                       March 31,
                                         --------------------------      -----------------------------
                                            2001            2000             2001              2000
                                         ----------      ----------      -----------       -----------
Net income/(loss)                        $   40,343      $  210,355      $  (396,896)      $  (819,672)

Weighted average shares - basic           7,806,682       7,806,682        7,806,682         7,806,682

Additional dilutive securities-
     stock options                          146,410         131,432               --                --
                                         ----------      ----------      -----------       -----------
Weighted average shares - diluted         7,953,092       7,938,114        7,806,682         7,806,682
                                         ----------      ----------      -----------       -----------
Net income/(loss) per share-basic        $     0.01      $     0.03      $     (0.05)      $     (0.10)
                                         ----------      ----------      -----------       -----------
Net income/(loss) per share-diluted      $     0.01      $     0.03      $     (0.05)      $     (0.10)
                                         ----------      ----------      -----------       -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion may contain statements that constitute "forward-looking statements" as that term is used in the Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties as further discussed in the Company's 2000 Annual Report filed on Form 10-K. Actual results in future periods could differ significantly from results discussed in or anticipated by such forward looking statements. This discussion should be read in conjunction with the June 30, 2000 consolidated financial statements and accompanying notes thereto included in the Company's Form 10-K for the year ended June 30, 2000 and the unaudited financial statements and notes for the three month and nine month periods ended March 31, 2001.

RESULTS OF OPERATIONS

Allied manufactures and markets medical gas equipment, respiratory care products, and emergency medical products.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000.

Allied had net sales of $16.3 million for the three months ended March 31, 2001, down $0.4 million, or 2.8%, from net sales of $16.7 million in the prior year same quarter. The decline is primarily due to lower sales of respiratory disposables and lower construction product sales due to economic conditions. The declines were partially offset by higher sales in the third quarter of this year of medical gas equipment and emergency equipment.

Gross profit for the three months ended March 31, 2001 was $4.4 million, or 27.0% of net sales compared to $4.6 million, or 27.7% of net sales for the three months ended March 31, 2000. The decrease in gross profit for the third quarter of fiscal 2001 as a percent of sales is primarily attributable to lower sales volumes and lower product prices on a spot basis to maintain share in market conditions prevailing in the March 2001 quarter.

Selling, General and Administrative expenses for the three months ended March 31, 2001 were $3.8 million, unchanged from $3.8 million for the three months ended March, 31, 2000.

Income from operations was $0.6 million for the three months ended March 31, 2001 compared to $0.9 million for the three months ended March 31, 2000. Interest expense was $0.4 million in both comparable periods. Allied had $0.2 million income before income taxes in the third quarter of fiscal 2001 compared to $0.5 million for the third quarter of fiscal 2000. The Company recorded a tax provision of $0.16 million and $0.28 million for the three month periods ended March 31, 2001 and 2000, respectively.

In fiscal 2001, net income for the third quarter was $40,000, or $0.01 per basic and diluted share compared to $0.21 million or $0.03 per basic and diluted share, for the third quarter of fiscal 2000.

NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000.

Allied had net sales of $47.2 million for the nine months ended March 31, 2001, down $2.4 million, or 4.8%, from net sales of $49.6 million in the prior year first nine months. The decline was primarily due to lower sales of oxygen regulators this year due to an exchange program last year which increased sales beyond normal levels and due to lower construction market sales as a result of a decline in hospital construction. Also, sales were adversely affected by a strike by production workers at the Company's St. Louis plant in the first quarter of fiscal 2001 and subsequent delays in returning to adequate production and shipment levels. Although the strike was settled on July 30, 2000 with a new three year contract, the Company had difficulty returning to normal production levels until the end of the second quarter of fiscal 2001.

Gross profit for the nine months ended March 31, 2001 was $12.6 million, or 26.6% of net sales compared to $13.3 million, or 26.8% of net sales for the nine months ended March 31, 2000. The primary reasons for the lower gross profit were expenses which did not decrease with lower sales in the nine months ended March 31, 2001 and product mix. The Company will continue to review operations to improve productivity and lower manufacturing and product costs.

Selling, General and Administrative expenses for the nine months ended March 31, 2001 were $11.6 million, a decrease of $1.1 million, or 8.7%, from $12.7 million for the nine months ended March 31, 2000. The decrease was primarily due to cost reduction efforts that were initiated in the second quarter of last year, primarily a 15% staff reduction. Also, product liability litigation expenses of $50,000 and $0.4 million were included in the nine months ended March 31, 2001 and 2000 respectively.

In the first nine months of fiscal 2000, the Company recorded a $0.2 million additional charge for expenses related to the LSP oxygen regulators program. Please see Note 3 to Consolidated Financial Statements for additional information.

Income from operations was $1.0 million for the nine months ended March 31, 2001 compared to $0.4 million for the nine months ended March 31, 2000. Interest expense was $1.2 million for the nine months ended March 31, 2001 compared to $1.3 million for the nine months ended March 31, 2000. Allied had a loss before provision for income taxes in the first nine months of fiscal 2001 of $0.3 million compared to a loss before benefit for income taxes of $1.0 million for the first nine months of fiscal 2000. The Company recorded income tax expense of $0.14 million and a tax benefit of $0.14 million for the nine month periods ended March 31, 2001 and 2000, respectively.

In fiscal 2001, the net loss for the first nine months was $0.4 million, or $0.05 per basic and diluted share compared to a net loss of $0.8 million, or $0.10 per basic and diluted share, for the first nine months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

We believe that available resources and anticipated cash flows from operations are sufficient to meet our operating requirements in the coming year.

Working capital increased to $21.2 million at March 31, 2001 compared to $20.3 million at June 30, 2000. The increase was primarily due to an increase in accounts receivable and inventories offset by increases other current liabilities and accounts payable.

The Company maintains a $25 million revolving credit facility. At March 31, 2001, $8.3 million was outstanding against this facility and $5.2 million was available to borrow based on collateral requirements. In fiscal 2001, the Company has reduced long-term debt by $.9 million.

Inflation has not had a material effect on the Company's business or results of operations.

LITIGATION AND CONTINGENCIES

The Company becomes, from time to time, a party to personal injury litigation arising out of incidents involving the use of its products. More specifically, there have been a number of lawsuits filed against the Company alleging that its aluminum oxygen pressure regulator, marketed under its Life Support Products label, has caused fires that have led to personal injury. The Company intends to defend these claims in cooperation with its insurers. The Company maintains aggregate product liability coverage of approximately $32 million under general and umbrella policies. Such coverage is subject to varying retentions based upon the nature of the claim. The Company believes that any potential judgments resulting from these claims over its self-insured retention will be covered by the Company's product liability insurance.

Costs associated with product liability insurance increased significantly for fiscal 2001 as a result of claims associated with the Company's aluminum oxygen pressure regulator. While the Company believes that the successful completion of its recall program relating to the regulators should lead to reduced costs in future periods, the availability of such insurance coverage at a reasonable cost may remain problematic and the absence of such insurance, or any portion thereof, could have a material adverse effect upon the Company's results of operations and financial position.

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

PART II. OTHER INFORMATION


Item 5.  Other Information.

Gregory Kowert who has served as Vice President Finance, Chief Financial Officer, Secretary and Treasurer since August 21, 2000, is resigning effective May 15, 2001, to assume a position as the Chief Financial Officer of Transentric, a subsidiary of Union Pacific Corporation. A search is currently underway to employ a successor to Mr. Kowert. Mr. Kowert's departure from the Company does not arise from any disagreement with the Company or its independent auditors concerning financial operations, policies, practices or financial reporting issues.


Item 6.  Exhibits and Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the most recently completed fiscal quarter.

Exhibits:

None


SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2001.

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