Form 10-K
period 2001-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2001-09-28
CIK 874710

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year June 30, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from             to
                         Commission File Number 0-19266

                        -------------------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (314) 771-2400
                        -------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           Name of each exchange
             Title of each class                            on which registered
             -------------------                           ---------------------

                                      None
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                  Common Stock
                                Preferred Stock
                        Preferred Stock Purchase Rights
                                (Title of class)
                        -------------------------------

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

    As of September 19, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $12,800,000.

    As of September 19, 2001, there were 7,806,682 shares of common stock, $0.01 par value (the "Common Stock"), outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

           Proxy Statement dated October 5, 2001 (portion) (Part III)

                        ALLIED HEALTHCARE PRODUCTS, INC.
                               INDEX TO FORM 10-K

                                                                            Page
                                                                            ----
                                       PART I
Item 1.     Business....................................................      1
Item 2.     Properties..................................................      9
Item 3.     Legal Proceedings...........................................      9
Item 4.     Submission of Matters to a Vote of Security Holders.........      9

                                      PART II
Item 5.     Market for Registrant's Common Stock and Related Stockholder
            Matters.....................................................     10
Item 6.     Selected Financial Data.....................................     10
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     11
Item 8.     Financial Statements and Supplementary Data.................     20
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     38

                                      PART III
Item 10.    Directors and Executive Officers of the Registrant..........     38
Item 11.    Executive Compensation......................................     38
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     38
Item 13.    Certain Relationships and Related Transactions..............     38

                                      PART IV
Item 14.    Exhibits, Financial Statement Schedule, and Reports on Form
            8-K.........................................................     39

         SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                               REFORM ACT OF 1995

Statements contained in this Report which are not historical facts or information are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties which could cause the outcome and future results of operations and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, and specific matters which relate directly to the Company's operations and properties as discussed in Items 1, 3 and 7 in this Report. The Company cautions that any forward-looking statements contained in this report reflects only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

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

MARKETS AND PRODUCTS

     In fiscal 2001, respiratory care products, medical gas equipment and emergency medical products represented approximately 28%, 57% and 15%, respectively, of the Company's net sales. The Company operates in a single industry segment and its principal products are described in the following table:

                                                                       Principal
         Product                        Description                   Brand Names            Primary Users
--------------------------    -------------------------------    ----------------------    ------------------
RESPIRATORY CARE PRODUCTS
  Respiratory Care/           Large volume compressors;          Timeter                   Hospitals and sub-
  Anesthesia Products         ventilator calibrators;                                      acute facilities
                              humidifiers and mist tents
  Home Respiratory Care       O2 cylinders; pressure             Timeter; B&F; Schuco      Patients at home
  Products                    regulators; nebulizers;
                              portable large volume
                              compressors; portable suction
                              equipment and disposable
                              respiratory products

MEDICAL GAS EQUIPMENT
  Construction Products       In-wall medical gas system         Chemetron; Oxequip        Hospitals and sub-
                              components; central suction                                  acute facilities
                              pumps and compressors and
                              headwalls
  Regulation Devices          Flowmeters; vacuum regulators;     Chemetron; Oxequip;       Hospitals and sub-
                              pressure regulators and related    Timeter                   acute facilities
                              products
  Disposable Cylinders        Disposable oxygen and gas          Lif-O-Gen                 First aid
                              cylinders                                                    providers and
                                                                                           specialty gas
                                                                                           distributors
  Suction Equipment           Portable suction equipment and     Gomco; Allied; Schuco     Hospitals; sub-
                              disposable suction canisters                                 acute facilities
                                                                                           and home care
                                                                                           products

EMERGENCY MEDICAL PRODUCTS
                              Demand resuscitation valves;       LSP; Omni- Tech           Emergency service
 Respiratory/Resuscitation    bag mask resuscitators;                                      providers
                              emergency transport ventilators
                              and oxygen regulators
  Trauma and Patient          Spine immobilization products;     LSP                       Emergency service
  Handling Products           pneumatic anti-shock garments                                providers
                              and trauma burn kits

RESPIRATORY CARE PRODUCTS

     MARKET. Respiratory care products are used in the treatment of acute and chronic respiratory disorders such as asthma, emphysema, bronchitis and pneumonia. Respiratory care products are used in both hospitals and alternate care settings. Sales of respiratory care products are made through distribution channels focusing on hospitals and other sub-acute facilities. Sales of home respiratory care products are made through durable medical equipment dealers through telemarketing, and by contract sales with national chains.

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

MEDICAL GAS EQUIPMENT

     MARKET. The market for medical gas equipment consists of hospitals, alternate care settings and surgery centers. The medical gas equipment group is broken down into three separate categories: construction products, regulation devices and suction equipment, and disposable cylinders.

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

     While Allied sold the assets of its headwall manufacturing division, Hospital Systems, Inc. on May 28, 1999, the Company continues to sell headwall products in the construction product market. Allied's participation in this market includes the distribution of headwall components utilized by various headwall manufacturers, as well as the distribution of complete headwall systems purchased from outside manufacturers that are utilized in hospital construction and renovation.

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

     The market for regulation devices and suction equipment includes hospital and sub-acute care facilities. Sales of these products are made through the same distribution channel as our respiratory care products. The Company believes that it holds a significant share of the U.S. market in both regulation devices and suction equipment.

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

     To complement the family of respiratory/resuscitation products, the Company offers a full line of oxygen product accessories. This line of accessory products includes reusable aspirators, tru-fit masks, disposable cuffed masks and related accessories.

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

     The sales force includes 25 medical gas specialists, 5 emergency specialists and 7 international sales representatives. Four product managers are responsible for the marketing activities of our product lines.

     The 25 medical gas specialists are responsible for sales of all Allied products with the exception of emergency products within their territory. Sales of products are accomplished through respiratory care/ anesthesia distributors for the regulation devices, suction equipment, respiratory care/anesthesia products and disposable cylinders. The homecare products are sold primarily through our own in house telemarketing. Construction products are sold direct to hospital construction contractors and through distributors.

     Emergency medical specialists are responsible for sales of respiratory/resuscitation products, trauma and patient handling products. These products are principally sold to ambulance companies, fire departments and emergency medical systems volunteer organizations through specialized emergency medical products distributors.

INTERNATIONAL

     Allied's international business represents a potential growth area that the Company has been pursuing. Allied's net sales to foreign markets totaled 21% of the Company's net sales in fiscal 2001. International sales are made through a network of doctors, agents and U.S. exporters who distribute the Company's products throughout the world. Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East.

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

     Allied manufactures small metal components from bar stock in a machine shop which includes automatic screw machines, horizontal lathes and drill presses and six computer controlled machining centers. The Company makes larger metal components from sheet metal using computerized punch presses, brake presses and shears. In its plastics manufacturing processes, the Company utilizes both extrusion and injection molding. The Company believes that its production facilities and equipment are in good condition and sufficient to meet planned increases in volume over the next few years and that conditions in local labor markets should permit the implementation of additional shifts and days operated.

     In August 1998, Allied announced the closing of its Toledo, Ohio facility and subsequent consolidation of the production of its B&F disposable product line into the St. Louis facility. This move was completed during the second quarter of fiscal 1999. See further discussion of the closure of the Toledo operation in the following MDA section of this Form 10-K.

RESEARCH AND DEVELOPMENT

     Allied's research and development group is responsible for the development of new products. This group is staffed with mechanical and electrical engineers. During the 2000 fiscal year this group was segregated from the product support function to allow the group to focus on the introduction of new products.

     During fiscal 2001 the Company released several new products as a result of research and development programs. These products include a new B & F Oxygen regulator that now has a body made of brass, as well as a new articulating arm which allows gas and electrical connections to be positioned closer to the patient in operating rooms. The group also engaged in several research projects, one leading to a patent application.

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

     The Company manufactures and distributes a broad spectrum of respiratory therapy equipment, emergency medical equipment and medical gas equipment. To date, all of the Company's FDA clearances have been obtained through the 510(k) clearance process. These determinations are very fact specific and the FDA has stated that, initially, the manufacturer is best qualified to make these determinations, which should be based on adequate supporting data and documentation. The FDA however, may disagree with a manufacturer's determination not to file a 510(k) and require the submission of a new 510(k) notification for the changed or modified device. Where the FDA believes that the change or modification raises significant new questions of safety or effectiveness, the agency may require a manufacturer to cease distribution of the device pending clearance of a new 510(k) notification. Certain of the Company's medical devices have been changed or modified subsequent to 510(k) marketing clearance of the original device by the FDA. Certain of the Company's medical devices, which were first marketed prior to May 28, 1976, and therefore, grandfathered and exempt from the 510(k) notification process, also have been subsequently changed or modified. The Company believes that these changes or modifications do not significantly affect the device's safety or effectiveness or make a major change or modification in the device's intended uses and, accordingly, submission of new 510(k) notification to FDA is not required. There can be no assurance, however, that FDA would agree with the Company's determinations.

     In addition, commercial distribution in certain foreign countries is subject to additional regulatory requirements and receipt of approvals that vary widely from country to country. The Company believes it is in compliance with regulatory requirements of the countries in which it sells its products.

     The Medical Device Reporting regulation requires that the Company provide information to FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The Medical Device Tracking regulation requires the Company to adopt a method of device tracking of certain devices, such as ventilators, which are life-supporting or life-sustaining devices used outside of a device user facility, some of which are permanently implantable devices. The regulation requires that the method adopted by the Company ensures that the tracked device can be traced from the device manufacturer to the person for whom the device is indicated (i.e., the patient). In addition, FDA prohibits a company from promoting an approved device for unapproved applications and reviews a company's labeling for accuracy. Labeling and promotional activities also are in certain instances, subject to scrutiny by the Federal Trade Commission.

     The Company's medical device manufacturing facilities are registered with the FDA, and have received ISO 9001 Certification for the St. Louis facility and certification per the Medical Device Directive (MDD -- European) for certain products in 1998. As such, the Company will be audited by FDA, ISO, and European auditors for compliance with the Good Manufacturing Practices ("GMP"), ISO and MDD regulations for medical devices. These regulations require the Company to manufacture its products and maintain its products and documentation in a prescribed manner with respect to design, manufacturing, testing and control activities. The Company also is subject to the registration and inspection requirements of state regulatory agencies.

     In March through June 2000, the FDA conducted an inspection of the Company's St. Louis facility and provided a written report, known as an "FDA Form 483" or simply a "483," citing FDA observations concerning GMP compliance and quality control issues applicable to demand valves, emergency ventilators, circumcision clamps, and regulators. The Company provided a written response to the FDA and in August 2000, the FDA issued a warning letter and requested that the Company clarify and supplement its responses to the 483 observations. As a result, the Company has submitted to the FDA a written supplemental response and is in the process of implementing actions to address the FDA concerns. The Company met with the FDA at their Kansas City field office in March 2001 to discuss the responses and actions. The Company believes that its responses to date and its continuing attention to the matters raised by the FDA will avert any FDA action seeking to interrupt or suspend manufacturing or to require any recall or modification of products.

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

THIRD PARTY REIMBURSEMENT

     The cost of a majority of medical care in the United States is funded by the U.S. Government through the Medicare and Medicaid programs and by private insurance programs, such as corporate health insurance plans. Although the Company does not receive payments for its products directly from these programs, home respiratory care providers and durable medical equipment suppliers, who are the primary customers for several of the Company's products, depend heavily on payments from Medicare, Medicaid and private insurers as a major source of revenues. In addition, sales of certain of the Company's products are affected by the extent of hospital and health care facility construction and renovation at any given time. The federal government indirectly funds a significant percentage of such construction and renovation costs through Medicare and Medicaid reimbursements. In recent years, governmentally imposed limits on reimbursement to hospitals and other health care providers have impacted spending for services, consumables and capital goods. In addition the Balanced Budget Act of 1997 reduced reimbursements by 25% for oxygen and oxygen equipment. A material decrease from current reimbursement levels or a material change in the method or basis of reimbursing health care providers is likely to adversely affect future sales of the Company's products.

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

     The Company owns and maintains patents on several products that it believes are useful to the business and provides the Company with an advantage over its competitors. During fiscal 2001 the Company applied for one patent.

     The Company owns and maintains U.S. trademark registrations for Chemetron, Gomco, Oxequip, Lif-O-Gen, Life Support Products, Timeter, Vacutron and Schuco, its principal trademarks. Registrations for these trademarks are also owned and maintained in countries where such products are sold and such registrations are considered necessary to preserve the Company's proprietary rights therein.

COMPETITION

     The Company has different competitors within each of its product lines. Many of the Company's principal competitors are larger than Allied and the Company believes that most of these competitors have greater financial and other resources. The Company competes primarily on the basis of price, quality and service. The Company believes that it is well positioned with respect to product cost, brand recognition, product reliability, and customer service to compete effectively in each of its markets.

EMPLOYEES

     At June 30, 2001, the Company had approximately 465 full-time employees. Approximately 281 employees in the Company's principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2003. Approximately 13 employees at the Company's facility in Stuyvesant Falls, New York are also covered by a collective bargaining agreement that will expire on April 15, 2004.

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

                              SQUARE FOOTAGE    OWNED/
         LOCATION             (APPROXIMATE)     LEASED              ACTIVITIES/PRODUCTS
--------------------------    --------------    ------    ----------------------------------------
St. Louis, Missouri              270,000        Owned     Headquarters; medical gas equipment;
                                                          respiratory care products; emergency
                                                          medical products
Stuyvesant Falls, New York        30,000        Owned     CO2 absorbent

     In addition, the Company owns a 16.8-acre parcel of undeveloped land in Stuyvesant Falls, New York. As indicated elsewhere in this Form 10-K, Allied's former manufacturing facility in Toledo was shut down and the operations consolidated into St. Louis during the second quarter of fiscal 1999.

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

     In addition, from time to time the Company's products may be subject to product recalls in order to correct design or manufacturing flaws in such products. The Company has voluntarily effectuated the recall of its aluminum body regulators manufactured under the Life Supports Products, Inc. brand name in cooperation with the U.S. Food and Drug Administration ("FDA") under Product Recall No. Z-693/698-9 to conform with the industry wide recommendation to cease use of aluminum parts in oxygen regulators. The recall is complete and a final audit of the results thereof was completed on December 22, 2000 by the FDA.

     In March through June 2000, the FDA conducted an inspection of the Company's St. Louis facility and provided a written report, known as an "FDA Form 483" or simply a "483," citing FDA observations concerning GMP compliance and quality control issues applicable to demand valves, emergency ventilators, circumcision clamps, and regulators. The Company provided a written response to the FDA and in August 2000, the FDA issued a warning letter and requested that the Company clarify and supplement its responses to the 483 observations. As a result, the Company has submitted to the FDA a written supplemental response and is in the process of implementing actions to address the FDA concerns. The Company met with the FDA at their Kansas City field office in March 2001 to discuss the responses and actions. The Company believes that its responses to date and its continuing attention to the matters raised by the FDA will avert any FDA action seeking to interrupt or suspend manufacturing or to require any recall or modification of products.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Allied Healthcare Products, Inc. began trading on the NASDAQ National market under the symbol AHPI on January 14, 1992, following its initial public offering. As of September 19, 2001, there were 234 record owners of the Company's Common Stock. The following tables summarize information with respect to the high and low closing prices for the Company's Common Stock as listed on the NASDAQ National market for each quarter of fiscal 2001 and 2000, respectively. The Company currently does not pay any dividend on its Common Stock.

COMMON STOCK INFORMATION

2001                             HIGH      LOW          2000                             HIGH      LOW
-----------------------------    -----    -----         -----------------------------    -----    -----
September quarter                $3.38    $2.69         September quarter                $2.94    $1.66
December quarter                 $3.25    $2.58         December quarter                 $2.94    $2.13
March quarter                    $3.69    $2.97         March quarter                    $3.63    $2.50
June quarter                     $3.50    $3.10         June quarter                     $3.77    $3.06

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share data)
Year ended June 30,                                2001       2000       1999       1998        1997
------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Net sales                                         $64,928    $65,995    $74,666    $98,619    $120,582
Cost of sales                                      48,265     50,511     58,440     72,076      85,887
Gross profit                                       16,663     15,484     16,226     26,543      34,695
Selling, general and administrative expenses       14,573     16,097     18,024     23,074      32,852
Provision for restructuring and consolidation
  (1)                                                  --         --        758         --          --
Provision for product recall(2)                        80        (18)     1,500         --          --
Gain on sale of business(3)                            --         --        (27)   (12,813)         --
Non-recurring impairment losses(4)                     --         --         --      9,779          --
Income (loss) from operations                       2,010       (595)    (4,029)     6,503       1,843
Interest expense                                    1,530      1,664      1,926      4,152       7,606
Other, net                                             74        149         36        198         186
Income (loss) before provision (benefit) for
  income taxes and extraordinary loss                 406     (2,408)    (5,991)     2,153      (5,949)
Provision (benefit) for income taxes(5)               172       (695)    (1,873)     9,019      (1,428)
Income (loss) before extraordinary loss               234     (1,713)    (4,118)    (6,866)     (4,521)
Extraordinary loss on early extinguishment of
  debt, Net of income tax benefit                      --         --         --        530          --
Net income (loss)                                 $   234    $(1,713)   $(4,118)   $(7,396)   $ (4,521)
Basic and diluted earnings (loss) per share       $  0.03    $ (0.22)   $ (0.53)   $ (0.95)   $  (0.58)
Basic weighted average common shares
  outstanding                                       7,807      7,807      7,807      7,805       7,797
Diluted weighted average common shares
  outstanding                                       8,126      7,807      7,807      7,805       7,797

(In thousands)
June 30,                                           2001       2000       1999       1998        1997
------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA
Working capital                                   $20,682    $20,261    $22,619    $21,308    $ 18,743
Total assets                                       65,993     67,212     74,275     80,180     126,343
Short-term debt                                     1,169      1,017        908      3,443      12,891
Long-term debt (net of current portion)            11,019     13,056     16,330     14,972      34,041
Stockholders' equity                               46,440     46,206     47,919     52,037      59,365

(1) See Note 5 to the June 30, 2001 Consolidated Financial Statements for further discussion.

(2) See Note 3 to the June 30, 2001 Consolidated Financial Statements for further discussion.

(3) Gain on sale of Hospital Systems, Inc. in 1999 & Bear Medical Systems, Inc. in 1998.

(4) Non-recurring impairment loss on goodwill recorded during fiscal 1998.

(5) See Note 8 to the June 30, 2001 Consolidated Financial Statements for further discussion of the Company's effective tax rate.

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

OVERVIEW

     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company for the three fiscal years ended June 30, 2001. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data included elsewhere herein.

     The results of operations for fiscal 2001 were affected by several unusual items, which are discussed further below. In the first quarter , on July 31, 2000 , the Company reached agreement with District No. 9 of the International Association of Machinist and Aerospace Workers. The strike had adversely affected shipments, revenue and income in the first quarter of fiscal 2001. Past due backlog increased while orders and shipments were missed. Additionally, the Company continued to benefit from the 15% workforce reduction initiated in the second quarter of fiscal 2000. Results for fiscal 2001 also benefited from the elimination of the valuation allowance for $0.3 million in state net operating loss carryforwards. This valuation allowance was previously established for the carryforwards due to uncertainty as to their eventual utilization.

     The results of operations for fiscal 2000 were affected by several unusual items, which are discussed further below. In the first quarter of fiscal 2000 the Company recorded a $0.4 million charge for legal costs associated with defending product liability litigation. In addition, due to the resignation of the Company's President, Chief Executive Officer and Director, Uma Nandan Aggarwal on July 28, 1999, the Company recorded a $0.2 million charge for severance costs. In the second quarter the Company recorded a $0.2 million charge to operations for severance and related expenses to cover the cost of the previously announced 15% work force reduction estimated to yield $2.6 million annualized savings in payroll and benefit costs. In the fourth quarter the Company was impacted by a labor strike at the Company's St. Louis facility that was initiated on June 1, 2000 and settled on July 31, 2000. The strike adversely affected shipments, revenue and income in the quarter. Past due backlog increased while orders and shipments were missed. Additionally, in the fourth quarter the Company took a $0.9 million charge to provide for excess and slow moving inventory purchased in prior years, recorded a $0.2 million charge related to the resolution of a vendor contract entered into in a prior year, and recorded an additional $.1 million charge related to product liability legal expenses.

     The results of operations for fiscal 1999 were affected by several non-recurring or unusual items, which are discussed further below. During the second quarter of fiscal 1999 the Company closed the Toledo, Ohio facility of its disposable products division and consolidated production of the B&F line of home care products into its manufacturing facility in St. Louis, Missouri. As a result of this shutdown the Company recorded a $0.8 million net provision, $0.5 million after tax, for restructuring and consolidation. The Company also recorded a $1.5 million provision, $0.9 million after tax, in connection with a product recall of aluminum oxygen regulators during the third quarter of fiscal 1999. Also, on May 28, 1999 the Company sold the assets of its headwall products division for a gain of $0.03 million before tax, with the proceeds being used to pay down debt.

RESULTS OF OPERATIONS

     Allied manufactures and markets respiratory products, including respiratory care products, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts and percentages of net sales attributable to respiratory care products, medical gas equipment and emergency medical products for the fiscal years ended June 30, 2001, 2000, and 1999.

                                                                Dollars in thousands
                                                                        2001
                    Year ended June 30,                         ---------------------
                                                                  Net      % of Total
                                                                 Sales     Net Sales
                                                                -------    ----------
Respiratory care products                                       $18,042       27.8%
Medical gas equipment                                            36,916       56.9%
Emergency medical products                                        9,970       15.3%
                                                                -------      ------
Total                                                           $64,928      100.0%
                                                                =======      ======

                                                                        2000
                    Year ended June 30,                         ---------------------
                                                                  Net      % of Total
                                                                 Sales     Net Sales
                                                                -------    ----------
Respiratory care products                                       $19,550       29.6%
Medical gas equipment                                            35,406       53.7%
Emergency medical products                                       11,039       16.7%
                                                                -------      ------
Total                                                           $65,995      100.0%
                                                                =======      ======

                                                                        1999
                    Year ended June 30,                         ---------------------
                                                                  Net      % of Total
                                                                 Sales     Net Sales
                                                                -------    ----------
Respiratory care products                                       $23,869       32.0%
Medical gas equipment                                            40,201       53.8%
Emergency medical products                                       10,596       14.2%
                                                                -------      ------
Total                                                           $74,666      100.0%
                                                                =======      ======

     The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statement of operations.

YEAR ENDED JUNE 30,                                             2001       2000       1999
------------------------------------------------------------    -----      -----      -----
Net sales                                                       100.0%     100.0%     100.0%
Cost of sales                                                    74.3       76.5       78.3
                                                                -----      -----      -----
Gross profit                                                     25.7       23.5       21.7
Selling, general and administrative expenses                     22.4       24.4       24.1
Provision for product recall                                      0.1         --        2.0
Provision for restructuring and consolidation                      --         --       (1.0)
                                                                -----      -----      -----
Income (loss) from operations                                     3.2       (0.9)      (5.4)
Interest expense                                                  2.4        2.5        2.6
Other, net                                                        0.1        0.2         --
                                                                -----      -----      -----
Income (loss) before provision (benefit) for income taxes         0.7       (3.6)      (8.0)
Provision (benefit) for income taxes                              0.3       (1.1)      (2.5)
                                                                -----      -----      -----
Net income (loss)                                                 0.4%      (2.6)%     (5.5)%
                                                                =====      =====      =====

FISCAL 2001 COMPARED TO FISCAL 2000

     Net sales for fiscal 2001 of $65.0 million were $1.0 million, or 1.6% less than net sales of $66.0 million in fiscal 2000. The $1.0 million decline in product sales is discussed below.

     Respiratory care product sales in fiscal 2001 of $18.0 million were $1.6 million, or 8.2%, less than sales of $19.6 million in the prior year. The majority of this decline can be attributed to the delays we have experienced in our B & F disposable production.

     Medical gas equipment sales of $37.0 million in fiscal 2001 were $1.6 million, or 4.5%, above prior year sales of $35.4 million. Medical gas equipment sales experienced a $2.0 million increase resulting from growth achieved with our vacuum regulator line. The intermittent mini-vacutron was introduced in the second half of fiscal 2000. It was the final unit needed to complete the full offering for the mini-vacutron line. This increase is offset by a $0.5 million decline in construction products resulting from the continued decline in the hospital construction market.

     Emergency medical product sales in fiscal 2001 of $10.0 million were $1.0 million, or 9.1%, less than fiscal 2000 sales of $11.0 million. The decline in emergency medical product sales is a result of higher sales of oxygen regulators during fiscal 2000 as a result of a trade-in program offered in connection with the LSP regulator recall. These sales did not recur in fiscal 2001.

     International sales, which are included in the product lines discussed above increased $1.1 million, or 11.3%, to $13.7 million in fiscal 2001 compared to sales of $12.6 million in fiscal 2000. Export sales are affected by international economic conditions and the relative value of foreign currencies.

     Gross profit in fiscal 2001 was $16.7 million, or 25.7% of net sales, compared to a gross profit of $15.5 million, or 23.5% of net sales in fiscal 2000. Fiscal 2000 gross profit was adversely effected by a $0.9 million charge to write off excess and slow moving inventory purchased in prior years, and a $0.2 million charge related to the resolution of a vendor contract entered into in a prior year. Although the gross margin percentage continued to improve in fiscal 2001, the Company is continuing its efforts for further improvements in manufacturing efficiency.

     Selling, General and Administrative ("SG&A") expenses for fiscal 2001 were $14.6 million, a decrease of $1.5 million over SG&A expenses of $16.1 million in fiscal 2000. The decrease in fiscal 2001 SG&A costs can be attributed to cost reduction efforts initiated during the second quarter of fiscal 2000, primarily the 15% salary staff reduction. As a percentage of net sales, fiscal 2001 SG&A expenses were 22.4% compared to 24.4% in fiscal 2000. Interest expense decreased $0.2 million, or 10.5%, to $1.5 million in fiscal 2001 from

$1.7 million in fiscal 2000. Interest expense has been reduced due to the reduction in debt, and a reduction in interest rates.

     The Company had income before taxes of $0.4 million in fiscal 2001, compared to loss before taxes of $2.4 million in fiscal 2000. The Company recorded income tax expense of $0.2 million in fiscal 2001 compared to a benefit for income taxes of $0.7 million in fiscal 2000. Results for fiscal 2001 benefited from the release of the valuation allowance for $0.3 million in state net operating loss carryforwards. This valuation allowance was previously established for the carryforwards due to uncertainty as to their eventual utilization. For further discussion of the Company's income taxes please refer to the "Notes to Consolidated Financial Statements" section included in this Form 10-K.

     Net income in fiscal 2001 was $0.2 million, or $0.03 per diluted share, an improvement of $1.9 million from the net loss of $1.7 million, or $0.22 per diluted share, in fiscal 2000. Earnings per share amounts are diluted earnings per share, which are substantially the same as basic earnings per share. The weighted number of shares used in the calculation of the diluted per share loss was 8,125,699 in fiscal 2001 and 7,806,682 in fiscal 2000.

FISCAL 2000 COMPARED TO FISCAL 1999

     Net sales for fiscal 2000 of $66.0 million were $8.7 million, or 11.6% less than net sales of $74.7 million in fiscal 1999. Of the $8.7 million decline, $3.2 million is related to the divested headwall products division. The remaining $5.5 million decline in product sales was due to various internal and external factors including:

- There was a strike initiated on June 1, 2000 by union workers at the Company's St. Louis facility. Although the Company continued to ship product, shipments were at a reduced rate and the strike had an adverse affect on shipments, revenues and income in the fourth quarter of fiscal 2000. The strike was settled on July 31, 2000.

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

     Respiratory care product sales in fiscal 2000 of $19.6 million were $4.3 million, or 18.0%, less than sales of $23.9 million in the prior year. This was primarily due to lower home care product sales, mainly the B&F line, due to customer shipment disruptions caused by the relocation of the Company's Toledo operations in 1999. The Company continues efforts to improve efficiency and increase stocking levels of the B&F disposable products and has the goal of increasing the sale of these products. Other causes included the fourth quarter fiscal 2000 strike by union workers at the Company's St. Louis plant and continued pricing pressures caused by the consolidation of home health care dealers.

     Medical gas equipment sales of $35.4 million in fiscal 2000 were $4.8 million, or 11.9%, below prior year sales of $40.2 million. Of the decline, $3.2 million is related to the divested headwall products division. Medical gas construction product sales are affected by large bid orders on new hospital construction and renovation of medical facilities. Hospital consolidation and budget constraints have resulted in decreased orders for these products. The strike in the fourth quarter of fiscal 2000 and late product introductions were also contributing factors.

     Emergency medical product sales in fiscal 2000 of $11.0 million were $0.4 million, or 3.8%, more than fiscal 1999 sales of $10.6 million.

     International sales, which are included in the product lines discussed above decreased $0.9 million, or 6.4%, to $12.6 million in fiscal 2000 compared to sales of $13.5 million in fiscal 1999. Export sales are affected by international economic conditions and the relative value of foreign currencies.

     Gross profit in fiscal 2000 was $15.5 million, or 23.5% of net sales, compared to a gross profit of $16.2 million, or 21.7% of net sales in fiscal 1999. The increased percentage was due to the Company's successful steps to reduce manufacturing overhead, focusing on selling higher margin products, and modest price increases during fiscal 2000. Although the gross margin percentage improved in fiscal 2000, the Company is continuing its efforts for further improvements in manufacturing efficiency. The improvements in fiscal 2000 were achieved despite the fourth quarter fiscal 2000 strike and continued pricing pressures brought on by the consolidations and cost containment initiatives of health care providers.

     Selling, General and Administrative ("SG&A") expenses for fiscal 2000 were $16.1 million, a decrease of $1.9 million over SG&A expenses of $18.0 million in fiscal 1999. The decrease in fiscal 2000 SG&A costs can be attributed to cost reduction efforts initiated during the second quarter, primarily the 15% salary staff reduction. As a percentage of net sales, fiscal 2000 SG&A expenses were 24.4% compared to 24.1% in fiscal 1999. This increase was attributable to lower sales in fiscal 2000, as discussed above.

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

          In the fourth quarter of fiscal 2000 the Company was affected by a labor strike at the Company's St. Louis facility that was initiated on June 1, 2000 and settled July 31, 2000. The strike adversely affected shipments, revenue and income in the quarter. Also, in the fourth quarter, the Company took a $0.9 million charge to write off excess and slow moving inventory purchased in prior years, recorded a $0.2 million charge related to the settlement of a vendor contract entered into in a prior year, and recorded an additional $0.1 million charge related to product liability legal expenses.

     Loss from operations in fiscal 2000 was $0.6 million compared to a loss from operations of $4.0 million in fiscal 1999. Fiscal 2000 loss from operations includes charges for the unusual items discussed above which have an unfavorable impact of $2.0 million.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth selected information concerning Allied's financial condition:

               Dollars in thousands                     2001       2000       1999
               --------------------                     ----       ----       ----
Cash...............................................    $    20    $   568    $   587
Working Capital....................................    $20,682    $20,261    $22,619
Total Debt.........................................    $12,188    $14,073    $17,238
Current Ratio......................................     3.44:1     3.55:1     3.30:1

     The Company's working capital was $20.7 million at June 30, 2001 compared to $20.3 million at June 30, 2000. The increase in working capital is primarily attributable to the factors discussed below. Accounts receivable increased to $11.4 million at June 30, 2001, up $0.9 million from $10.5 million at June 30, 2000. The increase in accounts receivable is a result of increased sales in the fourth quarter of fiscal 2001 compared to the fourth quarter of fiscal 2000. Accounts receivable as measured in days sales outstanding ("DSO") decreased to 65 DSO at June 30, 2001 from 68 DSO at June 30, 2000, as collection efforts have improved the average time that is needed to collect from a customer. Collection efforts at the end of fiscal 2000 were hampered by the temporary reassignment of the collection staff to production and shipping assignments during the work stoppage by the union work force at the St. Louis production facility. Inventories increased to $17.1 million at June 30, 2001 from $16.7 million at June 30, 2000. Programs and policies were implemented during fiscal 2001 to reduce inventories, however, the effect of these programs have not been realized at June 30, 2001. Accounts payable decreased to $3.8 million at June 30, 2001, down $0.3 million from $4.1 million at June 30, 2000. Accrued liabilities increased by $0.6 million due to increases in accrued income tax and accrued compensation expense.

     The Company's working capital was $20.3 million at June 30, 2000 compared to $22.6 million at June 30, 1999. The decrease in working capital is primarily attributable to the factors discussed below. Accounts receivable declined to $10.5 million at June 30, 2000, down $2.1 million from $12.6 million at June 30, 1999. Accounts receivable as measured in days sales outstanding ("DSO") increased to 68 DSO at June 30, 2000 from 62 DSO at June 30, 1999. As discussed previously, collection efforts at the end of fiscal 2000 were hampered by the temporary reassignment of the collection staff to production and shipping assignments during the work stoppage by the union work force at the St. Louis production facility. Inventories declined to $16.7 million at June 30, 2000 from $17.5 million at June 30, 1999. The majority of this $0.8 million decline is attributable to an increase in the reserve for obsolete and slow moving inventory as previously discussed. Income taxes receivable decreased $1.6 million from June 30, 1999 to June 30, 2000. Accounts payable decreased to $4.1 million at June 30, 2000, down $1.3 million from $5.4 million at June 30, 1999.

     The net decrease in cash for the fiscal years ended June 30, 2001, 2000, and 1999 was $0.5 million, $0.02 million, and $0.6 million, respectively. Net cash provided by (used) operating activities was $2.1 million, $3.4 million, and $(0.2) million for the same periods.

     Cash flows provided by operating activities for the fiscal year ended June 30, 2001 consisted of a net income of $0.2 million, and $3.0 million in non-cash charges to operations for amortization and depreciation. Changes in working capital and deferred tax accounts unfavorably impacted cash flow from operations by $1.1 million. Cash flow was used to reduce debt and capital lease obligations by $1.9 million and make capital expenditures of $0.8 million.

     Cash flows provided by operating activities for the fiscal year ended June 30, 2000 consisted of a net loss of $1.7 million, which was offset by $3.3 million in non-cash charges to operations for amortization and depreciation. The provision for product recall was reduced and used $0.4 million. Changes in working capital and deferred tax accounts favorably impacted cash flow from operations by $2.2 million. Cash flow was used to reduce debt and capital lease obligations by $3.2 million and make capital expenditures of $0.3 million.

     Cash flows used in operating activities for the fiscal year ended June 30, 1999 consisted of a net loss of $4.1 million, which was offset by $3.8 million in non-cash charges to operations for amortization and depreciation, restructuring and consolidation of $0.2 million and product recall of $0.6 million. Changes in working capital and deferred tax accounts unfavorably impacted cash flow from operations by $0.7 million. Cash provided by investing activities, consisting of $1.4 million from the proceeds on the sale of the Toledo, Ohio facilities and $0.5 million of proceeds from the sale of the headwall products division, was used to fund capital expenditures of $1.1 million and reduce debt and capital lease obligations by $1.2 million.

     At June 30, 2001 the Company had aggregate indebtedness of $12.2 million, including $1.2 million of short-term debt and $11.0 million of long-term debt. At June 30, 2000 the Company had aggregate indebtedness of $14.1 million, including $1.0 million of short-term debt and $13.1 million of long-term debt.

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

     On September 8, 1998, the Company's credit facilities with Foothill Capital Corporation were amended. The Company's existing term loan was eliminated and replaced with an amended revolving credit facility. As amended, the revolving credit facility remained at $25.0 million. The interest rate on the facility was reduced from the floating reference rate (6.75% at June 30, 2001) plus 0.50% to the floating reference rate plus 0.25%. The reference rate as defined in the credit agreement, is the variable rate of interest, per annum, most recently announced by Wells Fargo Bank, National Association, or any successor thereto, as its "base rate". This amendment also provides the Company with a rate of LIBOR +2.5%. Amounts outstanding under this revolving credit facility, which expires on January 6, 2003, totaled $7.5 million at June 30, 2001. At June 30, 2001, $5.0 million was available under the revolving facility for additional borrowings based on working capital requirements under the terms of the agreement.

     Capital expenditures, net of capital leases, were $0.8 million, $0.3 million and $1.1 million in fiscal 2001, 2000, and 1999, respectively. The Company believes that cash flow from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures in 2002.

     Inflation has not had a material effect on the Company's business or results of operations. The Company makes its foreign sales in dollars and, accordingly, sales proceeds are not affected by exchange rate fluctuations, although the effect on its customers does impact the pace of incoming orders.

SEASONALITY AND QUARTERLY RESULTS

     In past fiscal years, the Company has experienced seasonal increases in net sales during its second and third fiscal quarter (October 1 through March 31) which in turn have affected net income. Such seasonal variations were likely attributable to an increase in hospital equipment purchases at the beginning of each calendar year (which coincides with many hospitals' fiscal years) and an increase in the severity of influenza during winter months.

     The following table sets forth selected operating results for the eight quarters ended June 30, 2001. The information for each of these quarters is unaudited, but includes all normal recurring adjustments which the Company considers necessary for a fair presentation thereof. These operating results, however, are not necessarily indicative of results for any future period. Further, operating results may fluctuate as a result of the timing of orders, the Company's product and customer mix, the introduction of new products by the Company and its competitors, and overall trends in the health care industry and the economy. While these patterns have an impact on the Company's quarterly operations, the Company is unable to predict the extent of this impact in any particular period.

                          June 30,   March 31,    Dec. 31,   Sept. 30,   June 30,   March 31,    Dec. 31,   Sept. 30,
  Three months ended,         2001        2001        2000        2000       2000        2000        1999        1999
---------------------------------------------------------------------------------------------------------------------
Net sales                 $16,556     $16,643     $16,709     $15,020    $15,174     $17,218     $17,160     $16,443
Gross profit                4,705       4,175       4,176       3,607      2,813       4,481       4,362       3,829
Income (loss) from          1,014         598         418         (20)      (956)        919         359        (917)
  operations
Net income (loss)             631          40         (90)       (347)      (894)        210        (126)       (903)
Basic and diluted            0.08        0.01       (0.01)      (0.04)     (0.11)        .03       (0.02)      (0.12)
  earnings (loss) per
  share
    Dollars in thousands, except per share data

LITIGATION AND CONTINGENCIES

     The Company becomes, from time to time, a party to personal injury litigation arising out of incidents involving the use of its products. More specifically, there have been a number of lawsuits filed against the Company alleging that its aluminum oxygen pressure regulator, marketed under its Life Support Products label, has caused fires that have led to personal injury. The Company believes, based on preliminary findings, that its products did not cause the fires. The Company intends to defend these claims in cooperation with its insurers. Based on the progression of certain cases the Company recorded additional charges to operations during fiscal 2001 for amounts estimated to be payable by the Company under its self-insurance retention for legal costs associated with defending these claims. The Company believes that any potential judgments resulting from these claims over its self-insured retention will be covered by the Company's product liability insurance.

     In March through June 2000, the FDA conducted an inspection of the Company's St. Louis facility and provided a written report, known as an "FDA Form 483" or simply a "483," citing FDA observations concerning GMP compliance and quality control issues applicable to demand valves, emergency ventilators, circumcision clamps, and regulators. The Company provided a written response to the FDA and in August 2000, the FDA issued a warning letter and requested that the Company clarify and supplement its responses to the 483 observations. As a result, the Company has submitted to the FDA a written supplemental response and is in the process of implementing actions to address the FDA concerns. The Company met with the FDA at their Kansas City field office in March 2001 to discuss the responses and actions. The Company believes that its responses to date and its continuing attention to the matters raised by the FDA will avert any FDA action seeking to interrupt or suspend manufacturing or to require any recall or modification of products.

LSP OXYGEN REGULATOR RECALL

     On February 4, 1999, Allied announced a voluntary recall of aluminum oxygen regulators marketed under its Life Support Products label. These products are used to regulate pressure of bottled oxygen for administration to patients under emergency situations. Following reports of regulator fires, the Company instituted the voluntary recall in May 1997, under which it provided retrofit kits to prevent contaminants from entering the regulators. The Company has also been testing regulator design with the help of the National Aeronautical and Space Administration's White Sands National Laboratories. While findings led the Company to believe the Company's products did not cause those fires, there was enough concern among the users that the Company, in cooperation with the U. S. Food and Drug Administration ("FDA"), agreed to institute a voluntary recall to replace aluminum components in the high pressure chamber of the regulators with brass components. The FDA has recommended that all regulator manufacturers cease use of aluminum in regulators. Accordingly, the Company has introduced new brass regulators. As a result of the recall, the Company recorded a charge of $1.5 million pre-tax, $0.9 million after tax, or $0.12 per share in the second quarter of fiscal 1999. The recall is complete and a final audit of the results thereof was completed on December 22, 2000 by the FDA. The Company continues to experience minor expenditures relative to the recall and expects these expenditures to be substantially completed during fiscal 2002. As of June 30, 2001 the

Company has incurred $1.4 million for costs associated with the recall and has a remaining accrual balance of $0.1 million for future expected costs which management estimates to be appropriate.

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

B&F CONSOLIDATION PROVISION

     On August 5, 1998 the Company's Board of Directors voted to close the Toledo facility of its disposable products division and consolidate production of the B&F line of home care products into its manufacturing facility in St. Louis, Missouri. This move was announced on August 10, 1998. The move was substantially completed during the second quarter of fiscal 1999. In connection with the shutdown of the facility, Allied recorded a provision of approximately $1.0 million pre-tax, $0.6 million after tax, or $0.07 per share, in the first quarter of fiscal 1999 to cover the cost of closing the facility. The provision reflects costs of certain fixed asset impairments, employee severance benefits and other related exit costs. Subsequently, during the second quarter of fiscal 1999, the company negotiated and received a $0.2 million cash payment from the City of Toledo as partial reimbursement for closure costs. Accordingly, Allied recorded this cash payment, in the second quarter of fiscal 1999, as a reduction to the aforementioned provision resulting in a net charge of $0.8 million pre-tax, $0.5 million after tax, or $0.06 per share for the fiscal year ended June 30, 1999

RECENT ACCOUNTING PRONOUNCEMENTS

     As required, Allied adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), effective for the fourth quarter of fiscal 2001. The adoption of SAB 101 did not result in a change to the Company's revenue recognition policy.

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", establishes new accounting and reporting standards for derivative financial instruments. The Company adopted SFAS 133 during the first quarter of fiscal 2001. The adoption of SFAS 133 did not have a material impact on the consolidated financial position, or results of operations of the Company

     Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", establish new accounting and reporting standards for purchase business combinations and goodwill. The Company is currently in the process of evaluating the impact of the adoption of SFAS 141 and SFAS 142 and presently plans to adopt these pronouncements for the fiscal year ending June 30, 2002. Management has not assessed the impact that the adoption of SFAS 141 and SFAS 142 will have on the consolidated financial position, or results of operation of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 2001, the Company had $11.4 million in debt outstanding, of which $3.9 million is a term loan with a fixed interest rate of 7.75%. The remaining balance of $7.5 million represents amounts outstanding under the Company's revolving credit facility. The revolving credit facility bears an interest rate using the commercial bank's "floating reference rate" or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates. With respect to the Company's fixed-rate debt outstanding at June 30, 2001, a 10% increase in interest rates would have resulted in approximately $0.05 million decrease in the market value of the debt and a 10% decrease in interest rates would have resulted in approximately $0.05 increase in the fair value of the debt respect to the Company's variable-debt.

     The Company had no holdings of derivative financial or commodity instruments at June 30, 2001. Allied Healthcare Products has international sales, however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following described consolidated financial statements of Allied Healthcare Products, Inc. are included in response to this item:

        Report of Independent Accountants.

        Consolidated Statement of Operations for the fiscal years ended June 30, 2001, 2000 and 1999.

        Consolidated Balance Sheet for the fiscal years ended June 30, 2001 and 2000

        Consolidated Statement of Changes in Stockholders' Equity for the fiscal years ended June 30, 2001, 2000 and 1999.

        Consolidated Statement of Cash Flows for the fiscal years ended June 30, 2001, 2000 and 1999.

        Notes to Consolidated Financial Statements.

        Schedule of Valuation and Qualifying Accounts and Reserves.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Allied Healthcare Products, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allied Healthcare Products, Inc. and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

St. Louis, Missouri
August 17, 2001

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

Year ended June 30,                                          2001           2000           1999
---------------------------------------------------------------------------------------------------
Net sales                                                 $64,927,678    $65,994,968    $74,666,513
Cost of sales                                              48,265,110     50,510,411     58,440,766
                                                          -----------    -----------    -----------
Gross profit                                               16,662,568     15,484,557     16,225,747
Selling, general and administrative expenses               14,572,963     16,096,687     18,024,156
Provision for product recall                                   79,303        (17,600)     1,500,000
Gain on sale of business                                           --             --        (27,246)
Provision for restructuring and consolidation                      --             --        758,467
                                                          -----------    -----------    -----------
Income (loss) from operations                               2,010,302       (594,530)    (4,029,630)
                                                          -----------    -----------    -----------
Other expenses:
  Interest expense                                          1,530,481      1,664,477      1,925,757
  Other, net                                                   73,793        149,433         35,984
                                                          -----------    -----------    -----------
                                                            1,604,274      1,813,910      1,961,741
                                                          -----------    -----------    -----------
Income (loss) before provision (benefit) for income
  taxes                                                       406,028     (2,408,440)    (5,991,371)
Provision (benefit) for income taxes                          171,892       (694,963)    (1,872,976)
                                                          -----------    -----------    -----------
Net income (loss)                                         $   234,136    $(1,713,477)   $(4,118,395)
                                                          ===========    ===========    ===========
Basic and diluted income (loss) per share:
  Income (loss) per share                                 $      0.03    $     (0.22)   $     (0.53)
                                                          ===========    ===========    ===========
Weighted average shares outstanding -- Basic                7,806,682      7,806,682      7,806,682
                                                          -----------    -----------    -----------
Weighted average common shares outstanding -- Diluted       8,125,699      7,806,682      7,806,682
                                                          -----------    -----------    -----------

See accompanying Notes to Consolidated Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET

                          June 30,                                  2001            2000
--------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                                     $     20,365    $    568,197
  Accounts receivable, net of allowance for doubtful
     accounts of $605,714 and $882,874, respectively              11,395,224      10,542,264
  Inventories, net                                                17,079,033      16,742,178
  Deferred income taxes -- current                                   369,453              --
  Other current assets                                               292,596         358,407
                                                                ------------    ------------
     Total current assets                                         29,156,671      28,211,046
                                                                ------------    ------------

  Property, plant and equipment, net                              10,892,268      12,176,616
  Deferred income taxes                                              197,008         218,671
  Goodwill, net                                                   25,579,830      26,395,241
  Other assets, net                                                  107,377         210,503
                                                                ------------    ------------
     Total assets                                               $ 65,933,154    $ 67,212,077
                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $  3,843,092    $  4,055,739
  Current portion of long-term debt                                1,169,044       1,016,611
  Accrual for product recall                                         146,181         185,241
  Other accrued liabilities                                        3,316,015       2,692,901
                                                                ------------    ------------
     Total current liabilities                                     8,474,332       7,950,492
                                                                ------------    ------------

Long-term debt                                                    11,019,081      13,055,980

Commitments and contingencies (Notes 7 and 13)                            --              --

Stockholders' equity:
  Preferred stock; $0.01 par value; 1,500,000 shares
     authorized; no shares issued and outstanding                         --              --
  Series A preferred stock; $0.01 par value; 200,000 shares
     authorized; no shares issued and outstanding                         --              --
  Common stock; $0.01 par value; 30,000,000 shares
     authorized; 7,806,682 shares issued and outstanding at
     June 30, 2001 and 2000                                          101,102         101,102
  Additional paid-in capital                                      47,014,621      47,014,621
  Retained earnings                                               20,055,446      19,821,310
  Common stock in treasury, at cost                              (20,731,428)    (20,731,428)
                                                                ------------    ------------
     Total stockholders' equity                                   46,439,741      46,205,605
                                                                ------------    ------------
     Total liabilities and stockholders' equity                 $ 65,933,154    $ 67,212,077
                                                                ============    ============

See accompanying Notes to Consolidated Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                               Additional
                                     Preferred      Common        paid-in       Retained        Treasury
                                         Stock       stock        capital       Earnings           stock
--------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                $    --     $101,102    $47,014,621    $25,653,182    $(20,731,428)

Net loss for the year ended
  June 30, 1999                            --          --              --     (4,118,395)             --
                                      -------     --------    -----------    -----------    ------------
Balance, June 30, 1999                     --     101,102      47,014,621     21,534,787     (20,731,428)

Net loss for the year ended
  June 30, 2000                            --          --              --     (1,713,477)             --
                                      -------     --------    -----------    -----------    ------------
Balance, June 30, 2000                     --     101,102      47,014,621     19,821,310     (20,731,428)

Net income for the year ended
  June 30, 2001                            --          --              --        234,136              --
                                      -------     --------    -----------    -----------    ------------
Balance, June 30, 2001                $    --     $101,102    $47,014,621    $20,055,446    $(20,731,428)
                                      =======     ========    ===========    ===========    ============

See accompanying Notes to Consolidated Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                Year ended June 30,                        2001            2000            1999
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                    $    234,136    $ (1,713,477)   $ (4,118,395)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating
     activities:
     Depreciation and amortization                        2,954,090       3,332,350       3,781,063
     Provision for restructuring and consolidation               --              --         217,926
     Provision for product recall                           (39,060)       (409,484)        594,725
     Gain on sale of Hospital Systems, Inc.                      --              --         (27,246)
     Deferred income taxes                                 (356,668)       (645,048)       (375,435)
     Changes in operating assets and liabilities:
       Accounts receivable, net                            (852,960)      2,058,901       1,626,149
       Inventories, net                                    (336,855)        757,644         407,134
       Income taxes receivable                                   --       1,635,866      (1,635,866)
       Other current assets                                  65,811        (220,047)        133,307
       Accounts payable                                    (212,647)     (1,378,564)       (373,046)
       Other accrued liabilities                            631,992         (30,034)       (455,986)
                                                       ------------    ------------    ------------
     Net cash provided by (used in) operating
       activities                                         2,087,839       3,448,175        (225,670)
Cash flows from investing activities:
  Capital expenditures                                     (751,205)       (298,040)     (1,061,309)
  Proceeds on sale of Toledo, Ohio facilities                    --              --       1,393,287
  Proceeds on sale of Hospital Systems, Inc. -- Net
     of disposal costs                                           --              --         495,178
                                                       ------------    ------------    ------------
     Net cash provided by (used in) investing
       activities                                          (751,205)       (298,040)        827,156
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                       --              --       5,000,000
  Payment of long-term debt                                (413,313)       (367,206)     (6,783,646)
  Payment of capital lease obligations                     (565,751)       (569,679)       (627,812)
  Borrowings under revolving credit agreement            63,807,625      69,661,053      88,063,847
  Payments under revolving credit agreement             (64,713,027)    (71,893,563)    (86,829,127)
  Debt issuance costs                                            --              --         (32,104)
                                                       ------------    ------------    ------------
     Net cash used in financing activities               (1,884,466)     (3,169,395)     (1,208,842)
Net decrease in cash and equivalents                       (547,832)        (19,260)       (607,356)
Cash and equivalents at beginning of year                   568,197         587,457       1,194,813
                                                       ------------    ------------    ------------
Cash and equivalents at end of year                    $     20,365    $    568,197    $    587,457
                                                       ============    ============    ============
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                          $  1,431,750    $  1,662,150    $  2,046,103
     Income taxes                                      $    154,892    $    252,869    $    541,756

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

USE OF ESTIMATES

     The policies utilized by the Company in the preparation of the financial statements conform to accounting principles generally accepted in the United States of America, and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and intercompany balances are eliminated.

RECLASSIFICATIONS

     Certain financial statement amounts have been reclassified to conform with the current year presentation.

REVENUE RECOGNITION

     Revenue is recognized for all sales, including sales to agents and distributors, at the time products are shipped and title has transferred to the customer, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. The Company's standard shipping terms are FOB shipping point. Sales discounts, returns and allowances are included in net sales, and the provision for doubtful accounts is included in selling, general and administrative expenses. Additionally, it is the Company's practice to include revenues generated from freight billed to customers in net sales with corresponding freight expense included in cost of sales in the Consolidated Statement of Operations.

     Allied adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), in the fourth quarter of fiscal 2001. The adoption of SAB 101 did not result in a change to the Company's revenue recognition policy.

CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. Book cash overdrafts on the Company's disbursement accounts totaling $1,053,134 and $1,290,277 at June 30, 2001 and 2000,
respectively, are included in accounts payable.

FOREIGN CURRENCY TRANSACTIONS

     Allied Healthcare Products has international sales, however, these sales are denominated in U.S. dollars mitigating the foreign exchange rate fluctuation risk.

CONCENTRATIONS OF CREDIT RISK

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and historically such losses have been within management's expectations. The Company's customers can be grouped into three main categories: medical equipment distributors, construction contractors and health care institutions. At June 30, 2001 the Company believes that it has no significant concentration of credit risk.

INVENTORIES

     Inventories are stated at the lower of cost, determined using the last-in, first-out ("LIFO") method, or market. If the first-in, first-out method (which approximates replacement cost) had been used in determining cost, inventories would have been $758,770 and $842,770 higher at June 30, 2001 and 2000, respectively. Changes in the LIFO reserve are included in cost of sales. In fiscal 2001, the cost of sales was reduced by $84,000 as a result of a LIFO liquidation. Costs in inventory include raw materials, direct labor and manufacturing overhead.

     Inventory is recorded net of a reserve for obsolete and excess inventory of $2,572,967 and $2,894,610 at June 30, 2001 and 2000, respectively.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets which range from 3 to 36 years. Properties held under capital leases are recorded at the present value of the non-cancelable lease payments over the term of the lease and are amortized over the shorter of the lease term or the estimated useful lives of the assets. Expenditures for repairs, maintenance and renewals are charged to income as incurred. Expenditures which improve an asset or extend its estimated useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

GOODWILL

     The excess of the purchase price over the fair value of net assets acquired in business combinations is capitalized and amortized on a straight-line basis over the estimated period benefited, not to exceed 40 years. The amortization period for all acquisitions to date ranges from 37 to 40 years. Amortization expense for the years ended June 30, 2001, 2000 and 1999 was $815,411. Accumulated amortization at June 30, 2001 and 2000 was $7,946,509 and $7,131,098, respectively.

OTHER ASSETS

     Other assets are primarily comprised of debt issuance costs. These costs are amortized using the effective interest rate method over the life of the related obligations.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates impairment of long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets, identifiable intangibles and goodwill related to those assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of the assets may not be recoverable. Under SFAS 121, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss will be recognized. No impairment losses were recorded by the Company for fiscal years ended June 30, 2001, 2000 and 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash, accounts receivable, accounts payable and debt. The carrying amounts for cash, accounts receivable and accounts payable approximate their value due to the short maturity of these instruments. The fair value of long-term debt, excluding capital leases was $11.5 million and $12.6 million at June 30, 2001 and 2000, respectively, and the related carrying amounts were $11.4 million and $12.8 million, respectively. The Company estimated the fair value of its long-term, fixed-rate debt using discounted cash flow analysis based on the Company's current borrowing rates for debt with similar maturities.

INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expense for the years ended June 30, 2001, 2000 and 1999 was $592,815, $726,315 and
$1,315,593, respectively.

EARNINGS PER SHARE

     Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are based on the sum of the weighted averaged number of shares of common stock and common stock equivalents outstanding during the year. The number of basic shares outstanding for the years ended June 30, 2001, 2000 and 1999 was 7,806,682. The number of diluted shares outstanding for the years ended June 30, 2001, 2000 and 1999 was 8,125,699, 7,806,682, and 7,806,682 shares, respectively. The dilutive effect of Company's employee's and director's stock option plans are determined by use of the treasury stock method. Employee and director stock option plans are not included as common stock equivalents for earnings per share purposes in fiscal 2000 and 1999 as the impact on the number of shares outstanding would have been anti-dilutive.

EMPLOYEE STOCK-BASED COMPENSATION

     The Company accounts for employee stock options and variable stock awards in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and its related interpretations. Under APB 25, the Company applies the intrinsic value method of accounting. For employee stock options accounted for using the intrinsic value method, no compensation expense is recognized because the options are granted with an exercise price equal to the market value of the stock on the date of grant.

     During fiscal 1996, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), became effective for the Company and prescribes the recognition of compensation expense based on the fair value of options or stock awards determined on the date of grant. Companies that elect to account for stock-based compensation plans in accordance with APB 25 are required to make certain pro forma disclosures as if the fair value method had been utilized. See Note 10 for additional disclosure.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", establishes new accounting and reporting standards for derivative financial instruments. The Company adopted SFAS 133 during the first quarter of fiscal 2001. The adoption of SFAS 133 did not have a material impact on the consolidated financial position, or results of operations of the Company.

     Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS 142"),"Goodwill and Other Intangible Assets," establish new accounting and reporting standards for purchase business combinations and goodwill. The Company is currently in the process of evaluating the impact of the adoption of SFAS 141 and SFAS 142 and presently plans to adopt these pronouncements for the fiscal year ending June 30, 2002. Management has not assessed the impact that the adoption of SFAS 141 and SFAS 142 will have on the consolidated financial position, or results of operations.

3. LSP OXYGEN REGULATOR RECALL

     On February 4, 1999, Allied announced a voluntary recall of aluminum oxygen regulators marketed under its Life Support Products ("LSP") label. These products are used to regulate pressure of bottled oxygen for administration to patients under emergency situations. Following reports of regulator fires, the Company instituted a recall in May 1997, under which it provided retrofit kits to prevent contaminants from entering the regulators. The Company has also been testing regulator design with the help of the National Aeronautical and Space Administration's White Sands National Laboratories. While preliminary findings led the Company to believe the Company's products did not cause those fires, there was enough concern among the users that the Company, in cooperation with the U. S. Food and Drug Administration ("FDA"), agreed to institute a voluntary recall to replace aluminum components in the high pressure chamber of the regulators with brass components. The FDA has recommended that all regulator manufacturers cease use of aluminum in regulators. Accordingly, the Company introduced new brass regulators and also offered a trade-in program to the existing users. As a result of the recall, the Company recorded a charge of $1.5 million pre-tax, $0.9 million after tax, or $0.12 per share in the second quarter of fiscal 1999. The original provision for regulator recall included estimated costs of $1.3 million for aluminum regulator retrofitting and replacement, as well as $0.2 million for certain communications and legal costs expected to be incurred by the Company under the terms of the recall.

     A reconciliation of activity with respect to the Company's product recall is as follows:

                                                                  2001        2000         1999
                                                                  ----        ----         ----
Balance, beginning of year                                      $185,241    $594,725    $       --
Provision for recall established                                      --          --     1,500,000
Addition to provision for recall                                  79,303     300,000            --
Reduction to provision for recall                                     --    (317,600)           --
Costs incurred related to product retrofitting and
  replacement                                                    118,363     391,885       905,275
                                                                ----------------------------------
Balance, end of year                                            $146,181    $185,241    $  594,725
                                                                ==================================

     During the first quarter of fiscal 2000, the Company recorded an additional provision of $0.3 million relative to the regulator recall. The addition represented a provision for additional aluminum regulator inventory not identified as part of the original $1.5 million estimate. The $0.3 million reduction to the provision in fiscal 2000 represented the subsequent disposal of the aluminum regulator inventory on a basis more favorable than originally estimated. During fiscal 2001 the Company recorded an additional provision of $0.1 million for the estimated additional cost to be incurred for product retrofitting and replacement.

     The Company has incurred various legal expenses related to claims associated with the LSP regulator recall. Accordingly, the Company recorded an additional provision for product liability litigation during fiscal 2001 for amounts estimated to be payable by the company under its self-insurance retention for legal costs associated with defending these claims. These amounts are included along with other legal expenses of the Company as selling, general and administrative expenses. At June 30, 2001, the Company has a litigation cost accrual balance of $0.1 million for legal expense associated to the LSP regulator recall. The Company received notification from the FDA that the recall was complete in December 2000. The Company continues to experience minor expenditures relative to the recall and expects these expenditures to be substantially completed during fiscal 2002.

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

5. B&F CONSOLIDATION PROVISION

     In the first quarter of fiscal 1999, the city of Toledo, Ohio exercised the right of eminent domain on the B&F manufacturing facility. Pursuant to the pending sale of the B&F facility to the city of Toledo, Allied's board of directors voted to close the facility and consolidate production of the B&F line of home care products into its manufacturing facility in St. Louis, Missouri. The consolidation of the B&F facility eliminated excess capacity at the St. Louis facility and reduced manufacturing and overhead costs associated with the B&F facility. In connection with the shutdown of the facility, Allied recorded a provision of approximately $1.0 million pre-tax, $0.6 million after tax, or $0.07 per share, in the first quarter of fiscal 1999 to cover the cost of closing the facility. The original provision included a $0.4 million provision for severance liabilities associated with the closure of the Toledo facility. The severance liabilities related to the 140 hourly production employees and 29 production management and administrative employees at the Toledo facility. The severance payments were substantially complete in the second quarter of fiscal 1999. Approximately $0.2 million was included in the original provision for impaired assets to be disposed of in connection with the facility shutdown representing the excess of book value of land, building, machinery and equipment to be disposed of pursuant to the closure of the facility over estimated sales proceeds. The building was subsequently sold at its net realizable value and no further gain or loss was recorded. The remaining $0.4 million included in the original provision related to other exit costs including costs incurred to prepare the building for sale, travel and legal costs associated with the closure of the Toledo facility.

     Subsequent to the recording of the original $1.0 million provision, during the second quarter of fiscal 1999, the Company negotiated and received a $0.2 million cash payment from the City of Toledo as a partial reimbursement for closure costs. Accordingly, Allied recorded this cash payment as a reduction to the aforementioned provision resulting in a net provision of $0.8 million pre-tax, $0.5 million after tax, or $0.06 per share for the fiscal year ended June 30, 1999. The relocation of the Toledo facility was substantially complete during the second quarter of fiscal 1999.

6. FINANCING

     Long-term debt consisted of the following at June 30, 2001 and 2000:

                                                                   2001           2000
                                                                -----------    -----------
UNSUBORDINATED DEBT
Notes payable to bank or other financial lending institution
  Term loan -- principal due in varying monthly maturities
     ranging from $27,714 to $40,518 with remaining balance
     due August 1, 2003                                         $ 3,950,049    $ 4,347,118
  Revolving credit facility -- aggregate revolving
     commitment of $25,000,000; principal due at maturity on
     January 6, 2003                                              7,493,505      8,398,907
Other                                                                    --         16,244
                                                                -----------    -----------
                                                                 11,443,554     12,762,269
                                                                -----------    -----------
SUBORDINATED DEBT
Capital lease obligations                                           744,571      1,310,322
                                                                -----------    -----------
                                                                 12,188,125     14,072,591
Less -- Current portion of long-term debt, including
  $744,571 and $603,297 of capital lease obligations at June
  30, 2001 and June 30, 2000, respectively                       (1,169,044)    (1,016,611)
                                                                -----------    -----------
                                                                $11,019,081    $13,055,980
                                                                ===========    ===========

     On August 7, 1998, the Company borrowed approximately $5.0 million from a bank. The term loan is collateralized by the Company's St. Louis facility. The term loan requires monthly principal and interest payments of $0.06 million, with a final payment of all principal and interest remaining unpaid due at maturity on August 1, 2003. Interest is fixed at 7.75% annum. Proceeds from the borrowing were used to pay down existing debt, which bore a higher interest rate. The term loan was amended on March 24 and September 1, 1999 resulting in changes to certain debt covenants for which the Company was in compliance at June 30, 2001 and 2000.

     On September 8, 1998, the Company's revolving credit facility with a bank was amended. As amended, the revolving credit facility provides for borrowings up to $25.0 million. The revolving credit facility provides a borrowing base of the lesser of 85% of eligible accounts receivable or $8.0 million plus the lesser of 45% of eligible inventory or $10.0 million, adjusted as deemed appropriate by the bank. At June 30, 2001 and 2000, $5.0 million and $5.5 million , respectively, was available under the revolving credit facility for additional borrowings. The revolving credit facility accrues interest at the floating reference rate (6.75% and 9.25% at June 30, 2001 and 2000, respectively) plus 0.25%, as defined in the agreement. The amended revolving credit facility also provides the Company with a rate of LIBOR + 2.50%. At June 30, 2001 and 2000 no portion of the revolving credit facility was subject to the LIBOR provision. The amended revolving credit facility is collateralized by substantially all of the assets of the company. On June 28, 1999, the Company's credit facilities with a bank were further amended. The amendment provided for favorable interest rate reduction, based upon annual profitability, for fiscal years 2001 and 2002. The amendment also extended the maturity date to January 6, 2003 along with a favorable change to certain debt covenants for which the Company was in compliance at June 30, 2001 and 2000.

     The revolving credit facility also provides for a commitment guarantee up to a maximum of $3.0 million for letters of credit and requires a per annum fee of 0.75% on unused letters of credit. At June 30, 2001 and 2000, the Company had no letters of credit outstanding.

     Aggregate maturities of long-term debt, excluding capital leases, for each of the five fiscal years subsequent to June 30, 2001 are as follows:

Fiscal          Revolving
 Year        Credit Facility        Term Loan            Total
------       ---------------       ------------       -----------
2002                   --           $  424,473        $   424,473
2003           $7,493,505              463,411          7,956,916
2004                   --            3,062,165          3,062,165
               ----------           ----------        -----------
               $7,493,505           $3,950,049        $11,443,554
               ==========           ==========        ===========

7. LEASE COMMITMENTS

     The Company leases certain of its electronic data processing and manufacturing equipment under non-cancelable lease agreements. These agreements extend for a period of up to 60 months and contain purchase or renewal options on a month-to-month basis. The leases are reflected in the consolidated financial statements as capitalized leases in accordance with the requirements of Statement of Financial Accounting Standards No. 13 ("SFAS 13"), "Accounting for Leases". In addition, the Company leases certain office equipment under noncancelable operating leases.

     Minimum lease payments under long-term capital leases and operating leases at June 30, 2001 are as follows:

Fiscal                                                          Capital     Operating
Year                                                             Leases      Leases
------                                                          --------    ---------
2002                                                            $779,851    $235,085
2003                                                                  --     154,030
2004                                                                  --      83,378
                                                                --------    --------
Total minimum lease payments                                     779,851    $472,493
                                                                --------    ========
Less amount representing interest                                (35,280)
                                                                --------
Present value of future net minimum lease payments,
  including current portion of $744,571                         $744,571
                                                                ========

     Rental expense incurred on operating leases in fiscal 2001, 2000, and 1999 totaled $538,426, $678,888 and $647,550, respectively.

8. INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                                2001        2000          1999
                                                              --------    ---------    -----------
Current:
  Federal                                                     $528,560    $ (49,915)   $(1,497,541)
  State                                                             --           --             --
                                                              --------    ---------    -----------
  Total current                                                528,560      (49,915)    (1,497,541)
                                                              --------    ---------    -----------
Deferred:
  Federal                                                     (110,410)    (561,137)      (113,472)
  State                                                       (246,258)     (83,911)      (261,963)
                                                              --------    ---------    -----------
  Total Deferred                                              (356,668)    (645,048)      (375,435)
                                                              --------    ---------    -----------
                                                              $171,892    $(694,963)   $(1,872,976)
                                                              ========    =========    ===========

     Income taxes were 42.3%, 28.9%, and 31.3% of pre-tax earnings (losses) in 2001, 2000, and 1999, respectively. The Company reversed $0.3 million in deferred tax valuation allowances during fiscal 2001 pursuant to the Company's reassessment of the underlying deferred tax assets and determination that it is more likely than not that the deferred tax assets will be fully utilized. The valuation allowance was previously established for state tax net operating tax carryforwards due to uncertainty as to their eventual utilization. The Company now believes that these carryforwards will be fully utilized. A reconciliation of income taxes, with the amounts computed at the statutory federal rate is as follows:

                                                                2001        2000          1999
                                                              --------    ---------    -----------
Computed tax at federal statutory rate                        $138,050    $(818,869)   $(2,037,066)
State income taxes, net of federal tax benefit                 (43,799)     (55,381)      (172,876)
Non deductible goodwill                                        277,240      277,240        277,240
Change in valuation allowance                                 (325,391)          --             --
Other, net                                                      38,214      (97,953)        59,726
                                                              --------    ---------    -----------
Total                                                         $171,892    $(694,963)   $(1,872,976)
                                                              ========    =========    ===========

     The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of June 30, 2001 and 2000 are as follows:

                                                        2001                            2000
                                                        ----                            ----
                                              Deferred      Deferred Tax      Deferred      Deferred Tax
                                             Tax Assets     Liabilities      Tax Assets     Liabilities
                                            ------------    ------------    ------------    ------------
Current:
  Bad debts                                  $  236,228       $     --       $  344,321       $     --
  Accrued liabilities                           328,817             --          208,515             --
  Inventory                                          --        646,275               --        561,714
  Other property basis                          450,683             --               --             --
                                             ----------       --------       ----------       --------
                                              1,015,728        646,275          552,836        561,714
                                             ----------       --------       ----------       --------
Non Current:
  Depreciation                                  107,753             --               --         (5,407)
  Other property basis                               --        147,192               --        (97,665)
  Intangible assets                             176,737             --          530,163             --
  Net operating loss carryforward               170,998             --          264,274             --
  Other                                              --        111,288               --        353,447
                                             ----------       --------       ----------       --------
                                                455,488        258,480          794,437        250,375
                                             ----------       --------       ----------       --------
Valuation allowance                                  --             --         (325,391)            --
                                             ----------       --------       ----------       --------
Total deferred taxes                         $1,471,216       $904,755       $1,021,882       $812,089
                                             ==========       ========       ==========       ========

9. RETIREMENT PLAN

     The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code to certain eligible salaried employees. Each employee may elect to enter a written salary deferral agreement under which a portion of such employee's pre-tax earnings may be contributed to the plan.

     During the fiscal years ended June 30, 2001, 2000 and 1999, the Company made contributions of $234,472, $296,134, and $359,087 respectively.

10. STOCKHOLDERS' EQUITY

     The Company has established a 1991 Employee Non-Qualified Stock Option Plan, a 1994 Employee Stock Option Plan, and a 1999 Incentive Stock Plan (collectively the"Employee Plans"). The Employee Plans provide for the granting of options to the Company's executive officers and key employees to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 1,800,000 shares of common stock may be granted under the Employee Plans. Options generally become exercisable ratably over a four year period or one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the first or second anniversary of the date granted, except certain options granted under the 1994 Employee Stock Option Plan which become exercisable when the fair market value of the common stock exceeds required levels. The right to exercise the options expires in ten years, from the date of grant, or earlier if an option holder ceases to be employed by the Company.

     In addition, the Company has established a 1991 Directors Non-Qualified Stock Option Plan and a 1995 Directors Non-Qualified Stock Option Plan (collectively the"Directors Plans"). The Directors Plans provide for the granting of options to the Company's directors who are not employees of the Company to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 250,000 shares of common stock may be granted under the Directors Plans. Options shall become exercisable with respect to one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the second anniversary of the date granted, except for certain options granted under the 1995 Directors Non-Qualified Stock Option Plan which become exercisable with respect to all of the shares covered thereby one year after the grant date. The right to exercise the options expires in ten years from the date of grant, or earlier if an option holder ceases to be a director of the Company.

     A summary of stock option transactions in 2001, 2000 and 1999, respectively, pursuant to the Employee Plans and the Directors Plans is as follows:

                                                Weighted Average     Shares Subject
                                                     Price             To Option
                                               ------------------    --------------
June 30, 1998                                         $8.39              625,450
  Options granted                                      1.97               54,000
  Options exercised                                      --                   --
  Options canceled                                    10.54             (149,700)
                                                                        --------
June 30, 1999                                         $7.13              529,750
                                                                        --------
Exercisable at June 30, 1999                                             148,500
                                                                        ========
June 30, 1999                                         $7.13              529,750
  Options granted                                      2.00              567,500
  Options exercised                                                           --
  Options canceled                                     7.89             (329,500)
                                                                        --------
June 30, 2000                                         $3.50              767,750
                                                                        --------
Exercisable at June 30, 2000                                             227,000
                                                                        ========
June 30, 2000                                         $3.50              767,750
  Options granted                                      3.17               95,500
  Options exercised                                                           --
  Options canceled                                     3.04              (67,850)
                                                                        --------
June 30, 2001                                         $3.50              795,400
                                                                        --------
Exercisable at June 30, 2001                                             369,025
                                                                        ========

     The following table provides additional information for options outstanding and exercisable at June 30, 2001.

OPTIONS OUTSTANDING

                               Weighted Average     Weighted Average
Range of Prices    Number       Remaining Life       Exercise Price
---------------   ---------   ------------------   ------------------
  $ 1.00-1.99       25,500        8.0 years               $1.90
         2.00      542,000        8.3 years                2.00
    2.01-6.99       99,000        8.5 years                4.05
    7.00-7.99       71,000        6.4 years                7.52
   8.00-18.50       57,900        3.4 years               12.40
                   -------
  $1.00-18.50      795,400        7.8 years               $3.50

OPTIONS EXERCISABLE

                                   Weighted Average
    Range of Prices    Number       Exercise Price
    ---------------   ---------   ------------------
      $ 1.00-1.99       10,500            $1.89
             2.00      237,125             2.00
        2.01-6.99       27,500             5.24
        7.00-7.99       39,750             7.50
       8.00-18.50       54,150            12.67
                       -------
      $1.00-18.50      369,025            $5.31

     The Company has elected to follow the provisions prescribed by APB 25 and its related interpretations, for financial reporting purposes, whereby the difference between the exercise price and the fair value at the date of grant is recognized as compensation expense.

     The Company has elected to follow the disclosure provisions of SFAS No.
123. Accordingly, no compensation expense has been recognized for the plans under the provisions of SFAS No. 123. Had compensation cost for the plans been determined based upon the fair value at the grant date for employee awards under the Plan consistent with the methodology prescribed under SFAS No. 123, the Company's net loss would have been increased or decreased, respectively, to the following pro forma amount (in thousands, except per share).

                                                                2001         2000          1999
                                                                -----       -------       -------
Reported net income/(loss)                                      $ 234       $(1,713)      $(4,118)
Pro forma net income/(loss)                                     $  45       $(1,918)      $(4,374)
Basic and diluted earnings per share -- as reported             $0.03       $ (0.22)      $ (0.53)
Basic and diluted earnings per share -- pro forma               $0.01       $ (0.25)      $ (0.56)

     The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                 2001           2000           1999
                                                               --------       --------       --------
Expected life of option                                        10 years       10 years       10 years
Risk-free interest rate                                             5.0%           5.9%           5.2%
Expected volatility                                                  49%            50%            37%
Expected dividend yield                                               0%             0%             0%

     The weighted-average fair value of options granted during fiscal 2001 and 2000 determined using the Black-Scholes options pricing model is as follows:

                                                                2001        2000        1999
                                                                -----       -----       -----
Per share value                                                 $2.20       $1.38       $1.27
Aggregate value (in thousands)                                  $ 210       $ 780       $  70

     In conjunction with a refinancing, 28,124 warrants were issued to the holders of the subordinated notes payable and 50,000 warrants were issued to the commercial lender providing the revolving credit facilities and the term loan facilities on August 7, 1997. Each warrant entitles the holder to purchase one share of common stock at $7.025 per share through August 7, 2002. The fair value of the warrants using the Black-Scholes option pricing model was not significant.

STOCKHOLDER RIGHTS PLAN

     The Board of Directors adopted a Stockholder Rights Plan in 1996 that would permit stockholders to purchase common stock at prices substantially below market value under certain change-in-control scenarios. At June 30, 2001, no common stock has been purchased under this plan.

11. EXPORT SALES

     Export sales for the years ended June 30, 2001, 2000, and 1999 are approximately as follows (in thousands):

                                                                 2001          2000          1999
                                                                -------       -------       -------
Europe                                                          $ 1,500       $ 2,100       $ 2,600
Canada                                                            1,500         1,800         1,900
Latin America                                                     3,200         3,900         3,500
Middle East                                                       1,200         1,300         1,300
Far East                                                          4,200         2,600         2,700
Other                                                             2,100           900         1,500
                                                                -------       -------       -------
                                                                $13,700       $12,600       $13,500
                                                                =======       =======       =======

12. SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                                 June 30,
                                                                          2001               2000
                                                                      ------------       ------------
INVENTORIES
  Work in progress                                                    $    801,965       $  1,237,534
  Component parts                                                       12,018,928         11,209,463
  Finished goods                                                         4,258,140          4,295,181
                                                                      ------------       ------------
                                                                      $ 17,079,033       $ 16,742,178
                                                                      ============       ============
                                                     Estimated
                                                    Useful Life
                                                      (years)
PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment                              5-10           $ 15,670,224       $ 15,096,250
  Buildings                                            28-35            11,928,686         11,751,455
  Land and land improvements                            5-7                934,216            934,216
  Property held under capital leases                     5               4,518,761          4,518,761
                                                                      ------------       ------------
  Total property, plant and equipment at cost                           33,051,887         32,300,682
  Less accumulated depreciation and
     amortization, including $4,260,952 and
     $3,526,799, respectively, related to
     property held under capital leases                                (22,159,619)       (20,124,066)
                                                                      ------------       ------------
                                                                      $ 10,892,268       $ 12,176,616
                                                                      ============       ============
OTHER ACCRUED LIABILITIES
  Accrued compensation expense                                        $  1,114,128       $    756,328
  Accrued interest expense                                                  89,468            101,142
  Accrued income tax                                                     1,621,785          1,247,546
  Other                                                                    490,634            587,885
                                                                      ------------       ------------
                                                                      $  3,316,015       $  2,692,901
                                                                      ============       ============

13. COMMITMENTS AND CONTINGENCIES

     The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In March through June 2000, the FDA conducted an inspection of the Company's St. Louis facility and provided a written report, known as an "FDA Form 483" or simply a "483," citing FDA observations concerning GMP compliance and quality control issues applicable to demand valves, emergency ventilators, circumcision clamps, and regulators. The Company provided a written response to the FDA and in August 2000, the FDA issued a warning letter and requested that the Company clarify and supplement its responses to the 483 observations. As a result, the Company has submitted to the FDA a written supplemental response and is in the process of implementing actions to address the FDA concerns. The Company met with the FDA at their Kansas City field office in March 2001 to discuss the responses and actions. The Company believes that its responses to date and its continuing attention to the matters raised by the FDA will avert any FDA action seeking to interrupt or suspend manufacturing or to require any recall or modification of products.

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

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for fiscal 2001 and 2000 appears below (all amounts in thousands except per share data):

                          June 30,   March 31,   Dec. 31,    Sept. 30,   June 30,   March 31,   Dec. 31,    Sept. 30,
  Three months ended,       2001       2001        2000        2000        2000       2000        1999        1999
---------------------------------------------------------------------------------------------------------------------
Net sales                 $16,556     $16,643     $16,709     $15,020    $15,174     $17,218     $17,160     $16,443
Gross profit                4,705       4,175       4,176       3,607      2,813       4,481       4,362       3,829
Income (loss) from          1,014         598         418         (20)      (956)        919         359        (917)
  operations
Net income (loss)             631          40         (90)       (347)      (894)        210        (126)       (903)
Basic and diluted            0.08        0.01       (0.01)      (0.04)     (0.11)        .03       (0.02)      (0.12)
  earnings
  (loss) per share

15. SEGMENT INFORMATION

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A definitive proxy statement is expected to be filed with the Securities and Exchange Commission on or about October 3, 2001. The information required by this item is set forth under the caption "Election of Directors" on pages 2 through 3, under the caption "Executive Officers" on page 6 and under the caption Section 16(a) Beneficial Ownership Reporting Compliance on page 14 of the definitive proxy statement, which information is incorporated herein by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is set forth under the caption "Executive Compensation" on pages 7 through 8 of the definitive proxy statement, which information is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 4 through 5 of the definitive proxy statement, which information is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

1. FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and its subsidiaries are included in response to Item 8:

        Consolidated Statement of Operations for the years ended June 30, 2001,
         2000, and 1999

        Consolidated Balance Sheet at June 30, 2001 and 2000

        Consolidated Statement of Changes in Stockholders' Equity for the years ended June 30, 2001, 2000 and 1999

        Consolidated Statement of Cash Flows for the years ended June 30, 2001,
         2000 and 1999

        Notes to Consolidated Financial Statements

        Report of Independent Accountants

2. FINANCIAL STATEMENT SCHEDULE

        Valuation and Qualifying Accounts and Reserves for the Years Ended June
         30, 2001, 2000 and 1999

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

                                             ALLIED HEALTHCARE PRODUCTS, INC.
                                                           By:

                                                 /s/ EARL R. REFSLAND
                                          --------------------------------------
                                                     Earl R. Refsland
                                          President and Chief Executive Officer

                                                  /s/ DANIEL C. DUNN
                                          --------------------------------------
                                                      Daniel C. Dunn
                                             Vice President, Chief Financial
                                                  Officer, and Secretary

Dated: September 27, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 27, 2001.

                 SIGNATURES                                               TITLE
                      *                            Chairman of the Board
---------------------------------------------
                John D. Weil

                      *                            President, Chief Executive Officer and Director
---------------------------------------------      (principal Executive Officer)
              Earl R. Refsland

                      *                            Director
---------------------------------------------
               William A. Peck

                      *                            Director
---------------------------------------------
               Brent D. Baird

                      *                            Director
---------------------------------------------
            James B. Hickey, Jr.

          *By: /s/ EARL R. REFSLAND
   ---------------------------------------
              Earl R. Refsland
              Attorney-in-Fact

-------------------------
* Such signature has been affixed pursuant to the following Power of Attorney.

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

St. Louis, Missouri
August 17, 2001

                        ALLIED HEALTHCARE PRODUCTS, INC.
            RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

        COLUMN A              COLUMN B                     COLUMN C                   COLUMN D                COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                             BALANCE AT          CHARGED TO        CHARGED TO
                            BEGINNING OF            COSTS        OTHER ACCOUNTS -   DEDUCTIONS -           BALANCE AT END
      DESCRIPTION              PERIOD           AND EXPENSES         DESCRIBE         DESCRIBE               OF PERIOD
---------------------------------------------------------------------------------------------------------------------------
                                             FOR THE YEAR ENDED JUNE 30, 2001

Reserve For
Doubtful Accounts                 $(882,874)          $(259,997)                          $537,157  (1)         $(605,714)

Inventory Allowance
For Obsolescence

And Excess Quantities           $(2,894,610)          $(149,000)                          $470,643  (2)       $(2,572,967)

---------------------------------------------------------------------------------------------------------------------------

                                             FOR THE YEAR ENDED JUNE 30, 2000

Reserve For
Doubtful Accounts                 $(834,883)           $(68,667)                           $20,676  (1)         $(882,874)

Inventory Allowance
For Obsolescence

And Excess Quantities           $(1,936,402)          $(958,208)                                --            $(2,894,610)

---------------------------------------------------------------------------------------------------------------------------

                                             FOR THE YEAR ENDED JUNE 30, 1999

Reserve For
Doubtful Accounts              $ (1,035,833)         $ (175,496)                         $ 376,446   (1)       $ (834,883)

Inventory Allowance
For Obsolescence

And Excess Quantities          $ (2,189,000)          $(200,000)                          $452,598   (3)      $(1,936,402)

---------------------------------------------------------------------------------------------------------------------------

(1)      Decrease due to bad debt write-offs and  recoveries.

(2)      Decrease due to disposal of obsolete inventory.

(3) Decrease due to disposal of obsolete inventory and a decrease of $228,928 due to the sale of the Headwall Products Division.

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

  10.16 Asset Purchase Agreement by and between BM Acquisition Corp., ThermoElectron Corporation, Bear Medical Systems, Inc., BiCore Monitoring Systems, Inc., Allied Healthcare Products AG, Bear Medical Systems Foreign Sales Corporation and Allied Healthcare Products, Inc. (filed with the Commission as Exhibit 2.1 to the Form 8-K filed on November 14, 1997 and incorporated herein by reference)

  10.17 Amendment Number One to Loan and Security Agreement dated as of March 3, 1998 among Allied Healthcare Products, Inc., B&F Medical Products, Inc., Hospital Systems, Inc. and Life Support Products, Inc. as Borrowers, and Foothill Capital Corporation (filed with the Commission as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

  10.18 Loan and Security Agreement, dated as of August 7, 1998 by and between Allied Healthcare Products, Inc. and LaSalle National Bank (filed with the Commission as Exhibit 10(24) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (the "1998 Form 10-K") and incorporated herein by reference)

  10.19 Amendment Number Two to Loan and Security Agreement dated as of September 10, 1998 among Allied Healthcare Products, Inc., B&F Medical Products, Inc., Hospital Systems, Inc. and Life Support Products, Inc. as Borrowers, and Foothill Capital Corporation (filed with the Commission as Exhibit 10(25) to the 1998 Form 10-K and incorporated herein by reference)

  10.20 Letter Agreement dated February 11, 1999 between Allied Healthcare Products, Inc. and Gabriel S. Kohn (filed with the Commission as Exhibit 10(20) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "1999 Form 10-K") and incorporated herein by reference)

  10.22 Form of Indemnification Agreement with officers and directors (filed herewith).

  10.23 Amendment Number One to Amended and Restated Loan and Security Agreement dated as of June 28, 1999 among Allied Healthcare Products, Inc., B&F Medical Products, Inc. and Life Support Products, Inc. as Borrowers, and Foothill Capital Corporation (filed with the Commission as Exhibit 10(23) to the 1999 Form 10-K and incorporated herein by reference)

  10.24 Asset Purchase Agreement dated May 28, 1999 by and between Allied Healthcare Products, Inc. and Hospital Systems, Inc. and David Miller (filed with the Commission as Exhibit 10(24) to the 1999 Form 10-K and incorporated herein by reference)

  10.25 Employment Agreement dated August 24, 1999 by and between Allied Healthcare Products, Inc. and Earl Refsland (filed with the Commission as Exhibit 10(25) to the 1999 Form 10-K and incorporated herein by reference)

  10.26 Allied Healthcare Products, Inc. 1999 Incentive Stock Plan (filed with the Commission as Exhibit 10(26) to the 1999 Form 10-K and incorporated herein by reference)

  10.27 Letter of Second Amendment to the $5,000,000 Promissory Note dated August 7, 1998 made by Allied Healthcare Products, Inc. to the order of LaSalle Bank National Association (filed on Exhibit
               10.27 to the 1999 Form 10-K and incorporated by reference)

  10.28 Agreement between Allied Healthcare Products, Inc. Medical Products Division and District No. 9 International Association of Machinists and Aerospace Workers dated August 1, 2000 through May 31, 2003 (filed on Exhibit 10.28 to the 2000 Form 10-K and incorporated by reference)

  10.29 Letter Agreement dated July 2, 2001 between Allied Healthcare Products, Inc. and Daniel C. Dunn

     21        Subsidiaries of the Registrant (filed on Exhibit 21 to the 2000
               Form 10-K)

     24        Powers of Attorney