Form 10-K/A
period 2001-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2001-10-09
CIK 874710

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

     Aggregate maturities of long-term debt, excluding capital leases, for each of the three fiscal years subsequent to June 30, 2001 are as follows:


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
                                                                ========


     Rental expense incurred on operating leases in fiscal 2001, 2000, and 1999 totaled $658,426, $678,888 and $647,550, respectively.


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


                                                                2001        2000          1999
                                                              --------    ---------    -----------
Computed tax at federal statutory rate                        $138,050    $(818,869)   $(2,037,066)
State income taxes, net of federal tax benefit                  43,779      (55,381)      (172,876)
Non deductible goodwill                                        277,240      277,240        277,240
Change in valuation allowance                                 (325,391)          --             --
Other, net                                                      38,214      (97,953)        59,726
                                                              --------    ---------    -----------
Total                                                         $171,892    $(694,963)   $(1,872,976)
                                                              ========    =========    ===========


     The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of June 30, 2001 and 2000 are as follows:

                                                        2001                            2000
                                                        ----                            ----
                                              Deferred      Deferred Tax      Deferred      Deferred Tax
                                             Tax Assets     Liabilities      Tax Assets     Liabilities
                                            ------------    ------------    ------------    ------------
Current:
  Bad debts                                  $  236,228       $     --       $  344,321       $     --
  Accrued liabilities                           328,817             --          208,515             --
  Inventory                                          --        646,275               --        561,714
  Other property basis                          450,683             --               --             --
                                             ----------       --------       ----------       --------
                                              1,015,728        646,275          552,836        561,714
                                             ----------       --------       ----------       --------
Non Current:
  Depreciation                                  107,753             --               --         (5,407)
  Other property basis                               --        147,192               --        (97,665)
  Intangible assets                             176,737             --          530,163             --
  Net operating loss carryforward               170,998             --          264,274             --
  Other                                              --        111,288               --        353,447
                                             ----------       --------       ----------       --------
                                                455,488        258,480          794,437        250,375
                                             ----------       --------       ----------       --------
Valuation allowance                                  --             --         (325,391)            --
                                             ----------       --------       ----------       --------
Total deferred taxes                         $1,471,216       $904,755       $1,021,882       $812,089
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

                                             ALLIED HEALTHCARE PRODUCTS, INC.
                                                           By:

                                                 /s/ EARL R. REFSLAND
                                          --------------------------------------
                                                     Earl R. Refsland
                                          President and Chief Executive Officer

                                                  /s/ DANIEL C. DUNN
                                          --------------------------------------
                                                      Daniel C. Dunn
                                             Vice President, Chief Financial
                                                  Officer, and Secretary


Dated: October 5, 2001



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 5, 2001.


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

  10.16 Asset Purchase Agreement by and between BM Acquisition Corp., ThermoElectron Corporation, Bear Medical Systems, Inc., BiCore Monitoring Systems, Inc., Allied Healthcare Products AG, Bear Medical Systems Foreign Sales Corporation and Allied Healthcare Products, Inc. (filed with the Commission as Exhibit 2.1 to the Form 8-K filed on November 14, 1997 and incorporated herein by reference)

  10.17 Amendment Number One to Loan and Security Agreement dated as of March 3, 1998 among Allied Healthcare Products, Inc., B&F Medical Products, Inc., Hospital Systems, Inc. and Life Support Products, Inc. as Borrowers, and Foothill Capital Corporation (filed with the Commission as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

  10.18 Loan and Security Agreement, dated as of August 7, 1998 by and between Allied Healthcare Products, Inc. and LaSalle National Bank (filed with the Commission as Exhibit 10(24) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (the "1998 Form 10-K") and incorporated herein by reference)

  10.19 Amendment Number Two to Loan and Security Agreement dated as of September 10, 1998 among Allied Healthcare Products, Inc., B&F Medical Products, Inc., Hospital Systems, Inc. and Life Support Products, Inc. as Borrowers, and Foothill Capital Corporation (filed with the Commission as Exhibit 10(25) to the 1998 Form 10-K and incorporated herein by reference)

  10.20 Letter Agreement dated February 11, 1999 between Allied Healthcare Products, Inc. and Gabriel S. Kohn (filed with the Commission as Exhibit 10(20) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "1999 Form 10-K") and incorporated herein by reference)

  10.22*       Form of Indemnification Agreement with officers and directors

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

  10.28 Agreement between Allied Healthcare Products, Inc. Medical Products Division and District No. 9 International Association of Machinists and Aerospace Workers dated August 1, 2000 through May 31, 2003 (filed on Exhibit 10.28 to the 2000 Form 10-K and incorporated by reference)

  10.29* Letter Agreement dated July 2, 2001 between Allied Healthcare Products, Inc. and Daniel C. Dunn

     21        Subsidiaries of the Registrant (filed on Exhibit 21 to the 2000
               Form 10-K)

     24*       Powers of Attorney

* Previously filed