Form 10-Q
period 2001-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2001-11-13
CIK 874710

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
----     Exchange Act of 1934

For the quarterly period ended September 30, 2001

         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Action of 1934

For the transition period from                       to
                               ---------------------    --------------------



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

         The number of shares of common stock outstanding at November 4, 2001 is 7,806,682 shares.

                                      INDEX


                                                                           Page
Part I - Financial Information                                            Number

        Item 1.               Financial Statements

                              Consolidated Statement of Operations -          3
                              three months ended September 30, 2001
                              and 2000 (Unaudited)

                              Consolidated Balance Sheet -                  4-5
                              September 30, 2001  (Unaudited) and
                              June 30, 2001 (Unaudited)

                              Consolidated Statement of Cash Flows -          6
                              three months ended September 30, 2001
                              and 2000 (Unaudited)

                              Notes to Consolidated Financial Statements    7-9

        Item 2.               Management's Discussion and Analysis of      10-12
                              Financial Condition and Results of
                              Operations

        Item 3.               Quantitative and Qualitative Disclosure
                              about Market Risk                              12

Part II - Other Information

        Item 5.               Other Information                              12

        Item 6.               Exhibits and Reports on Form 8-K               12

                              Signature                                      13

PART I.   FINANCIAL INFORMATION
          ITEM 1.   FINANCIAL STATEMENTS

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                                       Three months ended
                                                                                                          September 30,
                                                                                           ----------------------------------------
                                                                                               2001                        2000
                                                                                           ------------                ------------
Net sales                                                                                  $ 14,145,711                $ 15,020,205
Cost of sales                                                                                11,315,036                  11,414,320
                                                                                           ------------                ------------
Gross profit                                                                                  2,830,675                   3,605,885

Selling, general and administrative expenses                                                  3,362,979                   3,626,596
                                                                                           ------------                ------------
Loss from operations                                                                           (532,304)                    (20,711)

Other expenses:
  Interest expense                                                                              301,593                     400,746
  Other, net                                                                                     16,247                      20,208
                                                                                           ------------                ------------
                                                                                                317,840                     420,954
                                                                                           ------------                ------------

Loss before benefit for income taxes                                                           (850,144)                   (441,665)

Benefit for income taxes                                                                       (340,058)                    (95,125)
                                                                                           ------------                ------------
Net loss                                                                                   $   (510,086)               $   (346,540)
                                                                                           ============                ============


Basic and diluted loss per share                                                           $      (0.07)               $      (0.04)
                                                                                           ============                ============

Weighted average shares outstanding                                                           7,806,682                   7,806,682
                                                                                           ============                ============


          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (UNAUDITED)

                                                                                         September 30,              June 30,
                                                                                              2001                    2001
                                                                                      ---------------------    -------------------
Current assets:
   Cash                                                                                            $ 39,819               $ 20,365
   Accounts receivable, net of allowance for doubtful
      accounts of $668,455 and $605,714, respectively                                             9,582,370             11,395,224
   Inventories, net                                                                              17,197,402             17,079,033
   Other current assets                                                                             527,574                662,049
                                                                                      ---------------------    -------------------
      Total current assets                                                                       27,347,165             29,156,671
                                                                                      ---------------------    -------------------

   Property, plant and equipment, net                                                            10,730,390             10,892,268
   Goodwill, net                                                                                 25,579,830             25,579,830
   Other assets, net                                                                                293,447                304,385

                                                                                      ---------------------    -------------------
      Total assets                                                                              $63,950,832            $65,933,154
                                                                                      =====================    ===================


          See accompanying Notes to Consolidated Financial Statements.

                                   (CONTINUED)

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                September 30,     June 30,
                                                                   2001             2001
                                                                ------------    ------------
Current liabilities:
   Accounts payable                                             $  2,442,941    $  3,843,092
   Current portion of long-term debt                               1,160,124       1,169,044
   Other current liabilities                                       2,691,497       3,462,196

                                                                ------------    ------------
      Total current liabilities                                    6,294,562       8,474,332
                                                                ------------    ------------

Long-term debt                                                    11,726,615      11,019,081
                                                                ------------    ------------

Commitments and contingencies                                             --              --

Stockholders' equity:
   Preferred stock; $.01 par value; 1,500,000 shares
    authorized; no shares issued and outstanding; which
   includes Series A preferred stock; $.01 par value; 200,000 shares authorized; no shares issued and outstanding
   Common stock; $.01 par value; 30,000,000 shares
    authorized; 7,806,682 shares issued and outstanding
    at September 30, and June 30, 2001, respectively                 101,102         101,102
   Additional paid-in capital                                     47,014,621      47,014,621
   Common stock in treasury, at cost                             (20,731,428)    (20,731,428)
  Retained earnings                                               19,545,360      20,055,446

                                                                ------------    ------------
      Total stockholders' equity                                  45,929,655      46,439,741



                                                                ------------    ------------
      Total liabilities and stockholders' equity                $ 63,950,832    $ 65,933,154
                                                                ============    ============



           See accompanying Notes to Consolidated Financial Statements

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Three months ended
                                                                    September 30,
                                                             ----------------------------
                                                                 2001            2000
                                                             ------------    ------------
Cash flows from operating activities:
   Net loss                                                  $   (510,086)   $   (346,540)
   Adjustments to reconcile net loss to net
       cash used in operating activities:

      Depreciation and amortization                               511,333         884,827

      Changes in operating assets and liabilities:
       Accounts receivable, net                                 1,812,854      (1,079,067)
       Inventories, net                                          (118,369)         71,673
       Other current assets                                       134,475        (272,325)
       Accounts payable                                        (1,400,151)        352,725
       Income taxes payable/refundable                           (737,058)              0
       Other current liabilities                                  (33,640)        305,813
                                                             ------------    ------------
       Net cash used in operating activities                     (340,642)        (82,894)
                                                             ------------    ------------

Cash flows from investing activities:
   Capital expenditures, net                                     (338,518)        (25,863)

                                                             ------------    ------------

       Net cash used in investing activities                     (338,518)        (25,863)
                                                             ------------    ------------

Cash flows from financing activities:
   Payments of capital lease obligations                          (17,284)       (135,209)
   Payments of long-term debt                                    (104,154)        (96,410)
   Borrowings under revolving credit agreement                 16,927,000      14,016,625
   Payments under revolving credit agreement                  (16,106,948)    (13,941,330)

                                                             ------------    ------------
       Net cash provided by (used in) financing activities        698,614        (156,324)
                                                             ------------    ------------

   Net increase/(decrease) in cash and equivalents                 19,454        (265,081)
   Cash and equivalents at beginning of period                     20,365         568,197

                                                             ------------    ------------
   Cash and equivalents at end of period                     $     39,819    $    303,116
                                                             ============    ============




          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Unaudited Consolidated Financial Statements

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K for the year ended June 30, 2001.

         Certain amounts in the fiscal 2001 financial statements have been reclassified to conform with the fiscal 2002 presentation.

2.  Inventories

         Inventories are comprised as follows (Unaudited):


                             September 30, 2001           June 30, 2001

Work-in progress                 $   758,858                $   801,965
Component Parts                   12,136,278                 12,018,928
Finished Goods                     4,302,266                  4,258,140
                                 -----------                -----------
                                 $17,197,402                $17,079,033
                                 ===========                ===========


         The above amounts are net of a reserve for obsolete and excess inventory of approximately $2.2 million at September 30, 2001 and $2.6 million at June 30, 2001.

3.  Oxygen Regulator Recall

         On February 4, 1999, Allied announced a voluntary recall of aluminum oxygen regulators marketed under its Life Support Products ("LSP") label. These products are used to regulate pressure of bottled oxygen for administration to patients under emergency situations. Following reports of regulator fires, the Company instituted a recall in May 1997, under which it provided retrofit kits to prevent contaminants from entering the regulators. The Company has also been testing regulator design with the help of the National Aeronautical and Space Administration's White Sands National Laboratories. While preliminary findings led the Company to believe the Company's products did not cause those fires, there was enough concern among the users that the

Company, in cooperation with the U. S. Food and Drug Administration ("FDA"), agreed to institute a voluntary recall to replace aluminum components in the high pressure chamber of the regulators with brass components. The FDA has recommended that all regulator manufacturers cease use of aluminum in regulators. Accordingly, the Company introduced new brass regulators and also offered a trade-in program to the existing users. As a result of the recall, the Company recorded a charge of $1.5 million pre-tax, $0.9 million after tax, or $0.12 per share in the second quarter of fiscal 1999. The original regulator recall provision included estimated costs of $1.3 million for aluminum regulator retrofitting and replacement, as well as $0.2 million for certain communications and legal costs expected to be incurred by the Company under the terms of the recall.

         A reconciliation of activity with respect to the Company's regulator program for the three months ended September 30, 2001 is as follows:

     Balance, June 30, 2001                                               $146,181
     Provision for recall                                                       --
     Costs incurred related to product retrofitting and
     replacement                                                             3,043
                                                                          --------
     Balance, September 30, 2001                                          $143,138
                                                                          ========


         The Company has incurred various legal expenses related to other claims associated with the LSP oxygen regulators. Accordingly, the Company recorded an additional provision for product liability litigation during fiscal 2001 for amounts estimated to be payable by the Company under its self-insurance retention for legal costs associated with defending these claims. These amounts were included along with other legal expenses of the Company as selling, general and administrative expenses during fiscal 2001. At September 30, 2001, the Company has a separate litigation cost accrual balance of $0.2 million for legal expense associated to the LSP regulator recall. The Company received notification from the FDA that the recall was completed in December 2000. The Company continues to experience minor expenditures relative to the recall and expects these expenditures to be substantially completed during fiscal 2002.

4.    Commitments and Contingencies

         The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In March through June 2000, the FDA conducted an inspection of the Company's St. Louis facility and provided a written report, known as an "FDA Form 483" or simply a "483," citing FDA observations concerning Good Manufacturing Practices ("GMP") compliance and quality control issues applicable to demand valves, emergency ventilators, circumcision clamps, and regulators. The Company provided a written response to the FDA and in August 2000, the FDA issued a warning letter and requested that the Company clarify and supplement its responses to the 483 observations. As a result, the Company has submitted to the FDA a written supplemental response and is in the process of implementing actions to address the FDA concerns. The Company met with the FDA at their Kansas City field office in March 2001 to discuss the responses and actions. The Company believes that its responses to date and its continuing attention to the matters raised by the FDA will avert any FDA action seeking to interrupt or suspend manufacturing or to require any recall or modification of products.

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

5.       Goodwill and Other Intangible Assets - Adoption of Statement 142

     For the fiscal year ending June 30, 2002, the Company has adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" which establishes new accounting and reporting standards for purchase business combinations and goodwill. All goodwill relating to prior period acquisitions were determined to have an indefinite useful because they are expected to generate future cash flows indefinitely. Thus, the Company ceased amortizing the goodwill on July 1, 2001. The company is completing its transitional goodwill impairment analysis and does not anticipate an impairment loss will have to be recognized.

                                                        For the quarter ended September 30,
                                                               2001             2000
                                                                   (Unaudited)
 (000s except for earnings-per-share amounts)

Reported net loss                                             $(510)            $(347)
Add back: Goodwill amortization                                                   204
                                                              -------           -------
Adjusted net loss                                             $(510)            $(143)
                                                              =======           =======

Basic earnings per share:
         Reported net loss                                    $(0.07)           $(0.04)
         Goodwill amortization                                                    0.02
                                                              -------           -------
         Adjusted net loss                                    $(0.07)           $(0.02)
                                                              =======           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion may contain statements that constitute "forward-looking statements" as that term is used in the Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties as further discussed in the Company's 2001 Annual Report filed on Form 10-K. Actual results in future periods could differ significantly from results discussed in or anticipated by such forward looking statements. This discussion should be read in conjunction with the June 30, 2001 consolidated financial statements and accompanying notes thereto included in the Company's Form 10-K for the year ended June 30, 2001.

RESULTS OF OPERATIONS

Allied manufactures and markets medical gas equipment, respiratory care products, and emergency medical products.

Allied had net sales of $14.1 million for the three months ended September 30, 2001, down $0.9 million, or 5.8%, from net sales of $15.0 million in the prior year same quarter. The $0.9 million decline in sales relates primarily to medical gas products. This decline is a direct result of a drop off in orders over the last two quarters, largely internationally. Sales in the quarter were also impacted by a delay in orders released for shipment following the events of September 11, 2001. Orders released for shipment did recover during September, but too late in the quarter for the Company to process and ship them.

Gross profit for the three months ended September 30, 2001 was $2.8 million, or 20.0% of net sales compared to $3.6 million, or 24.0% of net sales for the three months ended September 30, 2000. The decrease in gross profit for the first quarter of fiscal 2001 as a percent of sales is primarily attributable to lower sales volumes, and lower production volumes. The lower production volumes reflect the lower sales volumes, and the impact of the Company's plan to continue to lower its investment in inventory and improve manufacturing efficiency.

Selling, General and Administrative expenses for the three months ended September 30, 2001 were $3.4 million, a decrease of $0.2 million, from $3.6 million for the three months ended September 30, 2000. This decrease is attributable to a decrease in amortization of goodwill arising from the Company's adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets."

Loss from operations was $0.5 million for the three months ended September 30, 2001 compared to a $.03 million loss for the three months ended September 30, 2000. Interest expense was $0.3 million for the three months ended September 30, 2001 compared to a $0.4 million for the three months ended September 30, 2000. Allied had a loss before benefit for income taxes in the first quarter of fiscal 2002 of $0.9 million compared to a loss before benefit for income taxes of $0.4 million for the first quarter of fiscal 2001. The Company recorded a tax benefit of $0.3 million and $0.1 million for the three-month periods ended September 30, 2001 and 2000, respectively.

In fiscal 2002, the net loss for the first quarter was $0.5 million, or $0.07 per basic and diluted share compared to a net loss of $0.3 million, or $0.04 per basic and diluted share, for the first quarter of fiscal 2001. If SFAS 142 had been in effect during the prior fiscal year, the net loss for the first quarter of 2001 would have been reduced to $0.02 per basic and diluted share. The weighted average number of common shares outstanding used in the calculation of basic and diluted earnings per share for the first quarter of fiscal 2002 and fiscal 2001 was 7,806,682.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

Working capital increased to $21.1 million at September 30, 2001 compared to $20.7 million at June 30, 2001. The increase was primarily due to a decrease in accounts payable and other current liabilities offset by a decrease in accounts receivable.

The Company maintains a $25 million revolving credit facility. At September 30, 2001, $8.2 million was outstanding against this facility and $3.3 million was available to borrow from the line based on collateral requirements.

Inflation has not had a material effect on the Company's business or results of operations.

LITIGATION AND CONTINGENCIES

The Company becomes, from time to time, a party to personal injury litigation arising out of incidents involving the use of its products. More specifically there have been a number of lawsuits filed against the Company alleging that its aluminum oxygen pressure regulator, marketed under its Life Support Products label, has caused fires that have led to personal injury. The Company believes, based on preliminary findings, that its products did not cause the fires. The Company intends to defend these claims in cooperation with its insurers. Based on the progression of certain cases, the Company recorded additional charges to operations during fiscal 2001 for amounts estimated to be payable by the Company under its self-insurance retention for legal costs associated with defending these claims. The Company believes that any potential judgments resulting from these claims over its self-insured retention will be covered by the Company's product liability insurance.

In March through June 2000, the FDA conducted an inspection of the Company's St. Louis facility and provided a written report, known as an "FDA Form 483" or simply a "483" citing FDA observations concerning GMP compliance and quality control issues applicable to demand valves, emergency ventilators, circumcision clamps, and regulators.

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

Item 3.           Quantitative and Qualitative Disclosure about Market Risk

     At September 30, 2001, the Company had $12.2 million in debt outstanding, of which $3.9 million is a term loan with a fixed interest rate of 7.75%. The remaining balance of $8.3 million represents amounts outstanding under the Company's revolving credit facility. The revolving credit facility bears an interest rate using the commercial bank's "floating reference rate" or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates. With respect to the Company's fixed-rate debt outstanding at September 30, 2001, a 10% increase in interest rates would have resulted in approximately $0.05 million decrease in the market value of the debt and a 10% decrease in interest rates would have resulted in approximately $0.05 million increase in the fair value of the debt respect to the Company's variable-debt.

Part II. OTHER INFORMATION

Item 5.           Other Information

         John D. Weil, Chairman of the Board, is not deemed to be an independent director for purposes of the standards adopted by the NASD and NASDAQ relating to the composition of audit committees due to the substantial share ownership position held by Woodbourne Partners and Clayton Management Company. It is the Company's view that Mr. Weil's membership on the audit committee constitutes an exceptional and limited circumstance to the independence requirements because Mr. Weil can provide significant expertise and service not otherwise currently available to the Company and therefore Mr. Weil may, in the Company's view be appointed to the Audit Committee pursuant to NASD Rule 4350(d)(2)(B). In this connection, the Company notes that Mr. Weil's service as an independent director and audit committee member on other boards of directors provides an important level of financial experience to the audit committee. The Company does not engage in transactions with Clayton Management Company or Woodbourne Partners.

Item 6.  Exhibits and Reports on Form 8-K

None

Exhibits:

None

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ALLIED HEALTHCARE PRODUCTS, INC.


                                 /s/ Earl R. Refsland
                                 ----------------------------------------
                                 Earl R. Refsland
                                 President and Chief Executive Officer
                                 ----------------------------------------


                                 Date:  November 13, 2001