Form 10-Q
period 2001-12-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2002-02-14
CIK 874710

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

    (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended December 31, 2001

    _____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Action of 1934

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

                               Yes [X]   No [ ]

         The number of shares of common stock outstanding at February 6, 2001 is 7,806,682 shares.

                                      INDEX

                                                                                            Page
                                                                                           Number
Part I - Financial Information
        Item 1.     Financial Statements

                    Consolidated Statement of Operations -
                    three months and six months ended December 31, 2001 and
                    2000 (Unaudited)                                                          3

                    Consolidated Balance Sheet -
                    December 31, 2001 (Unaudited) and
                    June 30, 2001 (Unaudited)                                               4-5

                    Consolidated Statement of Cash Flows -
                    Six months ended December 31, 2001 and 2000 (Unaudited)                   6

                    Notes to Consolidated Financial Statements                             7-10

        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                         11-14

        Item 3.     Quantitative and Qualitative Disclosure
                    about Market Risk                                                        14

Part II - Other Information

        Item 6.     Exhibits and Reports on Form 8-K                                         15

                    Signature                                                                15

SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         Statements contained in this Report, which are not historical facts or information, are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties which could cause the outcome and future results of operations and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, and specific matters which relate directly to the Company's operations and properties as discussed the Company's annual report on Form 10-K for the year ended June 30, 2001. The Company cautions that any forward-looking statements contained in this report reflects only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                             Three months ended                         Six months ended
                                                                December 31,                              December 31,
                                                      --------------------------------         ---------------------------------
                                                          2001                2000                 2001                 2000
                                                      ------------        ------------         ------------         ------------
Net sales                                             $ 15,398,451        $ 16,709,340         $ 29,544,162         $ 31,729,546
Cost of sales                                           11,771,124          12,533,091           23,086,160           23,947,412
                                                      ------------        ------------         ------------         ------------
Gross profit                                             3,627,327           4,176,249            6,458,002            7,782,134

Selling, general and administrative expenses             3,173,225           3,757,415            6,536,204            7,384,011
                                                      ------------        ------------         ------------         ------------
Income/(Loss)from operations                               454,102             418,834              (78,202)             398,123

Other expenses:
  Interest                                                 281,645             417,669              583,238              818,415
  Other, net                                                11,543              16,430               27,790               36,638
                                                      ------------        ------------         ------------         ------------
                                                           293,188             434,099              611,028              855,053
                                                      ------------        ------------         ------------         ------------

Income/(Loss) before provision/(benefit) for
income taxes                                               160,914             (15,265)            (689,230)            (456,930)

Provision/(benefit) for income taxes                        64,367              75,434             (275,691)             (19,691)
                                                      ------------        ------------         ------------         ------------
Net Income/(loss)                                     $     96,547        $    (90,699)        $   (413,539)        $   (437,239)
                                                      ============        ============         ============         ============


Basic and diluted earnings/(loss) per share           $       0.01        $      (0.01)        $      (0.05)        $      (0.06)
                                                      ============        ============         ============         ============

Weighted average shares outstanding                      7,806,682           7,806,682            7,806,682            7,806,682

Weighted average shares outstanding-diluted              7,953,043           7,806,682            7,806,682            7,806,682

See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (UNAUDITED)

                                                             December 31,         June 30,
                                                                2001               2001
                                                             ------------       -----------
Current assets:
   Cash                                                      $    13,388        $    20,365
   Accounts receivable, net of allowance for doubtful
      accounts of $619,254 and $605,714, respectively          8,810,993         11,395,224
   Inventories, net                                           17,283,885         17,079,033
   Other current assets                                          616,982            662,049
                                                             -----------        -----------
      Total current assets                                    26,725,248         29,156,671
                                                             -----------        -----------

   Property, plant and equipment, net                         10,649,658         10,892,268
   Goodwill, net                                              25,579,830         25,579,830
   Other assets, net                                             290,154            304,385
                                                             -----------        -----------
      Total assets                                           $63,244,890        $65,933,154
                                                             ===========        ===========


          See accompanying Notes to Consolidated Financial Statements.

                                   (CONTINUED)

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                     December 31,           June 30,
                                                                         2001                 2001
                                                                     ------------         ------------
Current liabilities:
   Accounts payable                                                  $  3,270,201         $  3,843,092
   Current portion of long-term debt                                      935,979            1,169,044
   Other current liabilities                                            2,466,573            3,462,196
                                                                     ------------         ------------
      Total current liabilities                                         6,672,753            8,474,332
                                                                     ------------         ------------

Long-term debt                                                         10,545,935           11,019,081
                                                                     ------------         ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.01 par value; 1,500,000 shares
    authorized; no shares issued and outstanding; which
    includes Series A preferred stock; $.01 par value; 200,000 shares authorized; no shares issued and outstanding
    Common stock; $.01 par value; 30,000,000 shares
    authorized; 7,806,682 shares issued and outstanding
    at December 31,2001, and June 30, 2001, respectively                  101,102              101,102
   Additional paid-in capital                                          47,014,621           47,014,621
   Common stock in treasury, at cost                                  (20,731,428)         (20,731,428)
  Retained earnings                                                    19,641,907           20,055,446
                                                                     ------------         ------------
      Total stockholders' equity                                       46,026,202           46,439,741
                                                                     ------------         ------------
      Total liabilities and stockholders' equity                     $ 63,244,890         $ 65,933,154
                                                                     ============         ============


           See accompanying Notes to Consolidated Financial Statements

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six months ended
                                                                              December 31,
                                                                   ---------------------------------
                                                                       2001                 2000
                                                                   ------------         ------------
Cash flows from operating activities:
   Net loss                                                        $   (413,539)        $   (437,239)
   Adjustments to reconcile net loss to net
       cash provided by/(used in) operating activities:

      Depreciation and amortization                                     880,362            1,741,507

Changes in operating assets and liabilities:
       Accounts receivable, net                                       2,584,231           (2,400,314)
       Inventories, net                                                (204,852)             (96,913)
       Other current assets                                              45,067             (199,544)
       Accounts payable                                                (572,891)             607,446
       Income taxes payable/refundable                                 (798,970)             (59,691)
       Other current liabilities                                       (196,653)             387,068
                                                                   ------------         ------------
       Net cash provided by/(used in) operating activities            1,322,755             (457,680)
                                                                   ------------         ------------

Cash flows from investing activities:
   Capital expenditures                                                (623,521)             (78,468)
                                                                   ------------         ------------

       Net cash used in investing activities                           (623,521)             (78,468)
                                                                   ------------         ------------

Cash flows from financing activities:
   Payments of capital lease obligations                               (249,940)            (299,730)
   Payments of long-term debt                                          (210,338)            (202,395)
   Borrowings under revolving credit agreement                       31,787,000           30,340,625
   Payments under revolving credit agreement                        (32,032,933)         (29,485,536)
                                                                   ------------         ------------
       Net cash (used in)/provided by financing activities             (706,211)             352,964
                                                                   ------------         ------------

   Net decrease in cash and equivalents                                  (6,977)            (183,184)
   Cash and equivalents at beginning of period                           20,365              568,197
                                                                   ------------         ------------
   Cash and equivalents at end of period                           $     13,388         $    385,013
                                                                   ============         ============


          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Unaudited Consolidated Financial Statements

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K for the year ended June 30, 2001.

         Certain amounts in the fiscal 2001 consolidated financial statements have been reclassified to conform with the fiscal 2002 presentation.

2. Inventories

         Inventories are comprised as follows (Unaudited):

                     December 31, 2001    June 30, 2001
Work-in progress        $   860,593        $   801,965
Component Parts          12,139,392         12,018,928
Finished Goods            4,283,900          4,258,140
                        -----------        -----------
                        $17,283,885        $17,079,033
                        ===========        ===========

         The above amounts are net of a reserve for obsolete and excess inventory of approximately $2.0 million at December 31, 2001 and $2.6 million at June 30, 2001.

3. Earnings per share

         Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of basic shares outstanding for the three months ended December 31, 2001 and 2000 was 7,806,682. The number of diluted shares outstanding for the three months ended December 31, 2001 and 2000 was 7,953,043, and 7,806,682 shares respectively. The dilutive effect the Company's employee's and director's stock option plans are determined by use of the treasury stock method.

4. Oxygen Regulator Recall

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

         A reconciliation of activity with respect to the Company's regulator program for the six months ended December 31, 2001 is as follows:

Balance, June 30, 2001                                    $146,181
Provision for recall                                            --
Costs incurred related to product retrofitting and
replacement                                                 11,140
                                                          --------
Balance, December 31, 2001                                $135,041
                                                          ========

         The Company has incurred various legal expenses related to other claims associated with the LSP oxygen regulators. Accordingly, the Company recorded an additional provision for product liability litigation during fiscal 2001 for amounts estimated to be payable by the Company under its self-insurance retention for legal costs associated with defending these claims. These amounts were included along with other legal expenses of the Company as selling, general and administrative expenses during fiscal 2001. At December 31, 2001, the Company has a separate product liability litigation accrual of $0.2 million for legal expense associated to the LSP regulator recall. The Company received notification from the FDA that the recall was completed in December 2000. The Company continues to experience minor expenditures relative to the recall and expects these expenditures to be substantially completed during fiscal 2002.

5. Commitments and Contingencies

         The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In March through June 2000, the FDA conducted an inspection of the Company's St. Louis facility and provided a written report, known as an "FDA Form 483" or simply a "483," citing FDA observations concerning Good Manufacturing Practices ("GMP") compliance and quality control issues applicable to demand valves, emergency ventilators, circumcision clamps, and regulators. The Company provided a written response to the FDA and in August 2000, the FDA issued a warning letter and requested that the Company clarify and supplement its responses to the 483 observations. As a result, the Company has submitted to the FDA a written supplemental response and is in the process of implementing actions to address the FDA concerns. The Company met with the FDA at their Kansas City field office in March 2001 to discuss the responses and actions. From October 27, 2001 to November 19, 2001 the FDA conducted a follow-up inspection to the June 2000 inspection. On January 23, 2002, the FDA released a copy of the establishment inspection report (EIR) for the October 27, 2001 to November 19, 2001 inspection and has indicated that the inspection is closed. The Company intends to continue to conduct business in such a manner so as to avert any FDA action seeking to interrupt or suspend manufacturing or require any recall or modification of products.

         The Company has recognized the costs and associated liabilities only for those investigations, claims and legal proceedings for which, in its view, it is probable that liabilities have been incurred and the related amounts are estimable. Based upon information currently available, management believes that existing accrued liabilities are sufficient and that it is not reasonably possible at this time to believe that any additional liabilities will result from the resolution of these matters that would have a material adverse effect on the Company's consolidated results of operations, financial position or cash flows.

6. Goodwill and Other Intangible Assets - Adoption of Statement 142

         For the fiscal year ending June 30, 2002, the Company has adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" which establishes new accounting and reporting standards for purchase business combinations and goodwill. As provided by SFAS 142, the Company ceased amortizing goodwill on July 1, 2001. The Company is presently completing its transitional goodwill impairment analysis which it expects to complete during its fourth quarter ended June 30, 2002. The Company does not anticipate an impairment loss will be recognized. The following table reflects the adoption of SFAS 142 as of July 1, 2000, for comparative purposes.

                                                        Three months ended                 Six months ended
                                                            December 31,                      December 31,
                                                      ------------------------         -------------------------
                                                                            (Unaudited)
                                                        2001            2000             2001             2000
                                                      --------        --------         --------         --------
(000's except for  per share amounts)
Reported net income/(loss)                            $     97        $    (91)        $   (414)        $   (437)
Add back: Goodwill amortization                             --             204               --              408
                                                      --------        --------         --------         --------
Adjusted net income/(loss)                            $     97        $    113         $   (414)        ($    29)

Basic and diluted earnings/(loss) per share:
           Reported net income/(loss)                 $   0.01        $  (0.05)        $  (0.06)        $  (0.01)
           Goodwill amortization                            --        $   0.03               --         $   0.06
                                                      --------        --------         --------         --------
            Adjusted earnings/(loss) per share        $   0.01        $   0.02         $  (0.05)        $   0.00
                                                      ========        ========         ========         ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Allied manufactures and markets medical gas equipment, respiratory care products, and emergency medical products.

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000.

Allied had net sales of $15.4 million for the three months ended December 31, 2001, down $1.3 million, or 7.9%, from net sales of $16.7 million in the prior year same quarter. The lower level of sales is the result of lower order levels over the last two quarters. Order levels have been lower both domestically and internationally. Poor international economies and a strong dollar have contributed to a shortfall in international orders, but the Company believes that much of the shortfall is due to timing in the international market. Domestically, there has been a softer market for durable medical products than in the prior year.

Gross profit for the three months ended December 31, 2001 was $3.6 million, or 23.6% of net sales compared to $4.2 million, or 25.0% of net sales for the three months ended December 31, 2000. The decrease in gross profit as a percent of sales is primarily attributable to the lower sales volumes in the second quarter of fiscal 2002. The lower level of sales results in less effective utilization of the Company's manufacturing capacity, and the fixed expenses associated with that capacity.

Selling, General and Administrative expenses for the three months ended December 31, 2001 were $3.2 million, a net decrease of $0.6 million, or 15.6%, from $3.8 million for the three months ended December 31, 2000. This decrease is attributable to a decrease in amortization of goodwill arising from the Company's adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Selling, General, and Administrative expenses were lower in the three month period ended December 31, 2001 due to the consolidation of sales efforts. Selling, General, and Administrative expenses were also lower, in comparison to the prior year, as a result of a reduction in lease amortization on the Company's computer systems. Additionally, the Company has continued its cost reduction efforts to further reduce Selling, General, and Administrative cost.

Income from operations was $0.5 million for the three months ended December 31, 2001 compared to $0.4 million for the three months ended December 30, 2000. Interest expense was $0.3 million for the three months ended December 31, 2001 compared to $0.4 million for the three months ended December 31, 2000. Allied had income before provision for income taxes in the second quarter of fiscal 2002 of $160,914 compared to a loss before benefit for income taxes of $15,265 for the second quarter of fiscal 2001. The Company recorded a tax provision of $64,367 and $75,434 for the three-month periods ended December 31, 2001 and 2000, respectively.

In fiscal 2002, the net income for the second quarter was $96,547, or $0.01 per basic and diluted share compared to a net loss of $90,569, or ($0.01) per basic and diluted share, for the second quarter of fiscal 2001. The weighted average number of common shares outstanding used in the calculation of basic earnings per share for the second quarters of fiscal 2002 and fiscal 2001 was 7,806,682. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the second quarters of fiscal 2002 and fiscal 2001 was 7,953,043 and 7,806,682 shares, respectively.

SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2000.

Allied had net sales of $29.5 million for the six months ended December 31, 2001, down $2.2 million, or 6.9%, from net sales of $31.7 million in the prior year first six months. The decline is primarily due to a decrease in orders in the first and second quarters of fiscal 2002 versus prior periods. Poor international economies and a strong dollar have contributed to a shortfall in international orders, but the Company believes that much of the shortfall is due to timing in the international market. Domestically, there has been a softer market for durable medical equipment than in the prior year.

Gross profit for the six months ended December 31, 2001 was $6.5 million, or 21.9% of net sales compared to $7.8 million, or 24.5% of net sales for the six months ended December 31, 2001. This is primarily due to the lower level of sales for the six months ended December 31, 2001. The lower level of sales results in less effective utilization of the Company's manufacturing capacity, and the fixed expenses associated with that capacity. The Company is continuing to review operations to improve productivity and lower manufacturing and product costs.

Selling, General and Administrative expenses for the six months ended December 31, 2001 were $6.5 million, a net decrease of $0.8 million, or 11.5%, from $7.4 million for the six months ended December 31, 2000. Approximately $0.4 million of this decrease is attributable to a decrease in amortization of goodwill arising from the Company's adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Selling, General, and Administrative expenses were lower in the six month period ended December 31, 2001 due to the consolidation of sales efforts. Selling, General, and Administrative expenses were also lower , in comparison to the prior year, as a result of a reduction in lease amortization on the Company's computer systems. Additionally, the Company has continued its cost reduction efforts to further reduce Selling, General, and Administrative cost.

Loss from operations was $0.1 million for the six months ended December 31, 2001 compared to income from operations $0.4 million for the six months ended December 31, 2000. Interest expense was $0.6 million for the six months ended December 31, 2001 compared to $0.8 million for the six months ended December 31, 2000. Allied had a loss before benefit for income taxes in the first six months of fiscal 2002 of $0.7 million compared to a loss before benefit for income taxes of $0.5 million for the first six months of fiscal 2001. The Company recorded a tax benefit of $0.3 million and $19,691 for the six month periods ended December 31, 2001 and 2000, respectively.

In fiscal 2002, the net loss for the first six months was $0.4 million, or $0.05 per basic and diluted share compared to a net loss of $0.4 million, or $0.06 per basic and diluted share, for the first six months of fiscal 2001. The weighted average number of common shares outstanding used in the calculation of basic and diluted earnings per share for the first six months of fiscal 2002 and fiscal 2001 was 7,806,682 .

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

Working capital decreased to $20.1 million at December 30, 2001 compared to $20.7 million at June 30, 2001. The decrease was primarily due to a decrease in accounts receivable, offset by decreases in accounts payable and other accrued liabilities. The Company has plans to make capital expenditures of approximately $4.0 million during the six months ended June 30, 2001. The Company intends to finance these capital expenditures with a new debt facility which is currently being negotiated.

The Company maintains a $25 million revolving credit facility. At December 31, 2001, $7.2 million was outstanding against this facility and $3.7 million was available to borrow based on collateral requirements.

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

         In March through June 2000, the FDA conducted an inspection of the Company's St. Louis facility and provided a written report, known as an "FDA Form 483" or simply a "483" citing FDA observations concerning GMP compliance and quality control issues applicable to demand valves, emergency ventilators, circumcision clamps, and regulators. The Company provided a written response to the FDA and in August 2000, the FDA issued a warning letter and requested that the Company clarify and supplement its responses to the 483 observations. As a result, the Company has submitted to the FDA a written supplemental response and is in the process of implementing actions to address the FDA concerns. The Company met with the FDA at their Kansas City field office in March 2001 to discuss the responses and actions. From October 27, 2001 to November 19, 2001 the FDA conducted a follow-up inspection to the June 2000 inspection. On January 23, 2002, the FDA released a copy of the establishment inspection report (EIR) for the October 27, 2001 to November 19, 2001 inspection and has indicated that the inspection is closed. The company intends to continue to conduct business in such a manner so as to avert any FDA action seeking to interrupt or suspend manufacturing or require any recall or modification of products.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

         At December 31, 2001, the Company had $10.9 million in debt outstanding, of which $3.7 million is a term loan with a fixed interest rate of 7.75%. The remaining balance of $7.2 million represents amounts outstanding under the Company's revolving credit facility. The revolving credit facility bears an interest rate using the commercial bank's "floating reference rate" or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

Part II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

None

Exhibits:

None



SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ALLIED HEALTHCARE PRODUCTS, INC.


                                   /s/ Earl R. Refsland
                                   ---------------------------------------------
                                   Earl R. Refsland
                                   President and Chief Executive Officer


                                   Date: February 14, 2002