Form 10-Q
period 2002-03-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2002-05-15
CIK 874710

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

     For the quarterly period ended March 31, 2002

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Action of 1934

For the transition period from                      to
                                ------------------     -------------------------


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

                         Yes    X             No
                              ------              -----


         The number of shares of common stock outstanding at May 7, 2002 is 7,813,932 shares

                                      INDEX



                                                                                        Page
Part I --      Financial Information                                                   Number
               Item 1.          Financial Statements
                                Consolidated Statement of Operations -                  3
                                three months and nine months ended March 31,
                                2002 and 2001 (Unaudited)

                                Consolidated Balance Sheet -                            4 - 5
                                March 31, 2002  (Unaudited) and
                                June 30, 2001 (Unaudited)

                                Consolidated Statement of Cash Flows -                  6
                                Nine months ended March 31, 2002 and 2001
                                (Unaudited)

                                Notes to Consolidated Financial Statements              7 - 10

               Item 2.          Management's Discussion and Analysis of                 11- 14
                                Financial Condition and Results of Operations

               Item 3.          Quantitative and Qualitative Disclosure                 14
                                about Market Risk

Part II --     Other Information

               Item 5.          Other Information                                       15

               Item 6.          Exhibits and Reports on Form 8-K                        15

                                Signature                                               16


SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         Statements contained in this Report, which are not historical facts or information, are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, and specific matters which relate directly to the Company's operations and properties as discussed the Company's annual report on Form 10-K for the year ended June 30, 2001. The Company cautions that any forward-looking statements contained in this report reflects only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I.       FINANCIAL INFORMATION

              ITEM 1.      FINANCIAL STATEMENTS

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)




                                                       Three months ended             Nine months ended
                                                            March 31,                    March 31,
                                                 ---------------------------   ----------------------------
                                                     2002            2001           2002            2001
                                                 ------------   ------------   ------------    ------------
Net sales                                        $ 15,187,809   $ 16,642,920   $ 44,731,971    $ 48,372,466
Cost of sales                                      11,797,177     12,468,327     34,881,548      36,415,738
                                                 ------------   ------------   ------------    ------------
Gross profit                                        3,390,632      4,174,593      9,850,423      11,956,728


Selling, general and administrative expenses        3,066,113      3,576,719      9,604,106      10,960,731
                                                 ------------   ------------   ------------    ------------
Income  from operations                               324,519        597,874        246,317         995,997


Other expenses:
Interest                                              273,374        378,161        856,612       1,196,576
Other, net                                              3,516         16,571         31,306          53,209
                                                 ------------   ------------   ------------    ------------
                                                      276,890        394,732        887,918       1,249,785
                                                 ------------   ------------   ------------    ------------


Income/ (loss) before provision/ (benefit) for
income taxes                                           47,629        203,142       (641,601)       (253,788)

Provision/ (benefit) for income taxes                  19,051        162,799       (256,640)        143,108
                                                 ------------   ------------   ------------    ------------
Net income/ (loss)                               $     28,578   $     40,343   $   (384,961)   $   (396,896)
                                                 ============   ============   ============    ============




Basic and diluted earnings/ (loss) per share     $       0.00   $       0.01   $      (0.05)   $      (0.05)
                                                 ============   ============   ============    ============

Weighted average shares outstanding                 7,809,768      7,806,682      7,807,711       7,806,682

Weighted average shares outstanding-diluted         7,986,844      7,953,052      7,807,711       7,806,682


See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (UNAUDITED)



                                                           March 31,      June 30,
                                                             2002          2001
                                                         -----------   -----------

Current assets:
  Cash                                                   $    19,690   $    20,365
  Accounts receivable, net of allowance for doubtful
     accounts of $591,842 and $605,714, respectively       8,752,772    11,395,224
  Inventories, net                                        16,531,699    17,079,033
  Other current assets                                       602,082       662,049

                                                         -----------   -----------
      Total current assets                                25,906,243    29,156,671
                                                         -----------   -----------


  Property, plant and equipment, net                      11,094,110    10,892,268
  Goodwill, net                                           25,579,830    25,579,830
  Other assets, net                                          286,788       304,385

                                                         -----------   -----------
      Total assets                                       $62,866,971   $65,933,154
                                                         ===========   ===========



          See accompanying Notes to Consolidated Financial Statements.


                                   (CONTINUED)

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)





                                                                          March 31,                    June 30,
                                                                             2002                        2001
                                                                         ---------                     --------
Current liabilities:
  Accounts payable                                                        $2,855,981                 $3,843,092
  Current portion of long-term debt                                          832,625                  1,169,044
  Other current liabilities                                                2,520,220                  3,462,196
                                                                          ----------                 ----------
    Total current liabilities                                              6,208,826                  8,474,332
                                                                          ----------                 ----------
Long-term debt                                                            10,587,362                 11,019,081
                                                                          ----------                 ----------


Commitments and contingencies

Stockholders' equity:
 Preferred stock; $0.01 par value; 1,500,000 shares
  authorized; no shares issued and outstanding; which
  includes Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding
 Common stock; $0.01 par value; 30,000,000 shares
  authorized; 7,813,932 and 7,806,682 shares
  and outstanding at March 31, 2002,
  and June 30, 2001, respectively                                            101,175                    101,102
 Additional paid-in capital                                               47,030,549                 47,014,621
 Common stock in treasury, at cost                                       (20,731,428)               (20,731,428)
Retained earnings                                                         19,670,487                 20,055,446
                                                                          ----------                 ----------
    Total stockholders' equity                                            46,070,783                 46,439,741
                                                                          ----------                 ----------
    Total liabilities and stockholders' equity                           $62,866,971                $65,933,154
                                                                         ===========                ===========


          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                          March 31,
                                               ----------------------------

                                                   2002            2001
                                               ------------    ------------

Cash flows from operating activities:
 Net loss                                      $   (384,961)   $   (396,896)
 Adjustments to reconcile net loss to net
   cash provided by operating activities:

   Depreciation and amortization                  1,222,375       2,379,459


Changes in operating assets and liabilities:
   Accounts receivable, net                       2,642,452      (1,091,135)
   Inventories, net                                 547,334        (520,360)
   Other current assets                              59,967        (241,900)
   Accounts payable                                (987,111)        244,407
   Income taxes payable/refundable                 (676,835)         28,776
   Other current liabilities                       (265,141)        515,507
                                               ------------    ------------
   Net cash provided by operating activities      2,158,080         917,858
                                               ------------    ------------


Cash flows from investing activities:
 Capital expenditures                            (1,406,618)       (128,245)
                                               ------------    ------------

   Net cash used in investing activities         (1,406,618)       (128,245)
                                               ------------    ------------


Cash flows from financing activities:
 Payments of capital lease obligations             (362,004)       (443,823)
 Payments of long-term debt                        (318,829)       (293,869)
 Borrowings under revolving credit agreement     47,602,000      47,313,625
 Payments under revolving credit agreement      (47,689,305)    (47,401,908)
 Proceeds from excercise of stock options            16,001              --
                                               ------------    ------------
Net cash  used in financing activities             (752,137)       (825,975)
                                               ------------    ------------



Net decrease in cash and equivalents                   (675)        (36,362)
Cash and equivalents at beginning of period          20,365         568,197
                                               ------------    ------------
Cash and equivalents at end of period          $     19,690    $    531,835
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

2.       Inventories

         Inventories are comprised as follows (Unaudited):


                                   March 31, 2002           June 30, 2001
                                   --------------           -------------
         Work-in progress           $   771,208              $   801,965
         Component Parts             11,853,949               12,018,928
         Finished Goods               3,906,542                4,258,140
                                    -----------              -----------
                                    $16,531,699              $17,079,033
                                    ===========              ===========


         The above amounts are net of a reserve for obsolete and excess inventory of approximately $1.6 million at March 31, 2002 and $2.6 million at June 30, 2001.

3.       Earnings per share

         Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of basic shares outstanding for the three months ended March 31, 2002 and 2001 was 7,809,768 and 7,806,682 shares, respectively. The number of diluted shares outstanding for the three months ended March 31, 2002 and 2001 was 7,986,844 and 7,953,052 shares, respectively. The dilutive effect the Company's employee's and director's stock option plans are determined by use of the treasury stock method.

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

         A reconciliation of activity with respect to the Company's regulator program for the nine months ended March 31, 2002 is as follows:

         Balance, June 30, 2001                              $146,181
         Provision for recall                                      --
         Costs incurred related to product retrofitting
         and replacement                                       80,767
                                                              -------
         Balance, March 31, 2002                             $ 65,414
                                                             ========



         The Company has incurred various legal expenses related to other claims associated with the LSP oxygen regulators. Accordingly, the Company recorded an additional provision for product liability litigation during fiscal 2001 for amounts estimated to be payable by the Company under its self-insurance retention for legal costs associated with defending these claims. These amounts were included along with other legal expenses of the Company as selling, general and administrative expenses during fiscal 2001. At March 31, 2002, the Company has a separate product liability litigation accrual of $0.2 million for legal expense associated to the LSP regulator recall. The Company received notification from the FDA that the recall was completed in December 2000. The Company continues to experience minor expenditures relative to the recall and expects these expenditures to be substantially completed during fiscal 2002.

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

6.       Goodwill and Other Intangible Assets -- Adoption of Statement 142

         For the fiscal year ending June 30, 2002, the Company has adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" which establishes new accounting and reporting standards for purchase business combinations and goodwill. As provided by SFAS 142, the Company ceased amortizing goodwill on July 1, 2001. The Company has completed its transitional goodwill impairment analysis for which it has concluded that the carrying value of its goodwill is not presently impaired. As required by SFAS 142, the Company will continue to assess the carrying value of its goodwill at each respective reporting period or when events indicate an impairment has occurred. The following table reflects the adoption of SFAS 142 as of July 1, 2000, for comparative purposes.

                                                  Three months ended        Nine months ended
                                                       March 31,                March 31,
                                                                   (Unaudited)
                                                   2002         2001         2002       2001
                                                  ------      ------        ------    -------

(000's except for per share amounts)
Reported net income/(loss)                        $   29      $   40        $ (385)   $  (397)
Add back; Goodwill amortization                       --         204            --        612
                                                  ------      ------        -------   -------
Adjusted net income/(loss)                        $   29      $  244        $ (385)   $   215


Basic and diluted earnings /(loss) per share:
   Reported net income/(loss)                     $ 0.00      $ 0.01        $ (0.05)  $ (0.05)
   Goodwill amortization                              --        0.02             --      0.08
                                                  ------      ------        -------   -------
   Adjusted earnings/(loss) per share             $ 0.00      $ 0.03        $ (0.05)  $  0.03
                                                  ======      ======        =======   =======

7.       Subsequent Event - -New Financing Agreement

     On April 24, 2002, the Company entered into a new credit facility arrangement with LaSalle Bank National Association (the "Bank"). The new credit facility provides for borrowings up to $19.0 million; up to $15.0 million through a revolving credit facility and up to $4.0 million under a term loan. The term loan may be drawn against for capital expenditures during the first six months of the term of the credit facility. Repayment under the term loan begins on October 24, 2002, with principal and interest due in equal monthly installments over five years (subject to payment in full at the maturity of the credit facility if that facility is not renewed or extended). The new credit facility is collateralized by substantially all of the assets of the Company. The maturity date of the new credit facility is April 24, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

         These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K for the year ended June 30, 2001. Our significant accounting policies are more fully described in Company's Form 10-K for the year ended June 30, 2001. Certain of our accounting policies as discussed below require the application of significant judgment by management in selecting the appropriate assumptions for calculating amounts to record in our financial statements. By their nature, these judgments are subject to an inherent degree of uncertainty.

         Accounts Receivable - We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payment from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provision established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of one or more of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

         Inventories - We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or product developments could have a significant impact on the value of our inventory and our reported operating results.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001.

         Allied had net sales of $15.2 million for the three months ended March 31, 2002, down $1.4 million, or 8.7%, from net sales of $16.6 million in the prior year same quarter. The lower level of sales is primarily the result of a decline in orders in international markets from prior year.

levels. Poor international economies and continued international tensions have contributed to a shortfall in international orders, but the Company believes that a part of the shortfall is due to timing in the international market.

         Gross profit for the three months ended March 31, 2002 was $3.4 million, or 22.3% of net sales compared to $4.2 million, or 25.1% of net sales for the three months ended March 31, 2001. The decrease in gross profit as a percent of sales is primarily attributable to the lower sales volumes in the third quarter of fiscal 2002. The lower level of sales results in less effective utilization of the Company's manufacturing capacity and the fixed expenses associated with that capacity.

         Selling, General and Administrative expenses for the three months ended March 31, 2002 were $3.1 million, a net decrease of $0.5 million, or 14.2%, from $3.6 million for the three months ended March 31, 2001. This decrease is partially attributable to a $0.2 million decrease in amortization of goodwill arising from the Company's adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Selling, General, and Administrative expenses were also lower, in comparison to the prior year, as a result of $0.2 million reduction in lease amortization on the Company's computer systems. Additionally, the Company has continued its cost reduction efforts to further reduce Selling, General, and Administrative cost.

         Income from operations was $0.3 million for the three months ended March 31, 2002 compared to $0.6 million for the three months ended March 30, 2001. Interest expense was $0.3 million for the three months ended March 31, 2002 compared to $0.4 million for the three months ended March 31, 2001. Allied had income before provision for income taxes in the third quarter of fiscal 2002 of $47,629 compared to income before provision for income taxes of $203,142 for the third quarter of fiscal 2001. The Company recorded a tax provision of $19,051 and $162,799 for the three-month periods ended March 31, 2002 and 2001, respectively.

         In fiscal 2002, the net income for the third quarter was $28,578, or $0.00 per basic and diluted share compared to a net income of $40,343 or $0.01 per basic and diluted share for the third quarter of fiscal 2001. The weighted average number of common shares outstanding used in the calculation of basic earnings per share for the third quarters of fiscal 2002 and fiscal 2001 was 7,809,768 and 7,806,682 shares, respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the third quarters of fiscal 2002 and fiscal 2001 was 7,986,844 and 7,953,052 shares, respectively.

NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO NINE MONTHS ENDED MARCH 31, 2001.

         Allied had net sales of $44.7 million for the nine months ended March 31, 2002, down $3.7 million, or 7.5%, from net sales of $48.4 million in the nine months ended March 31, 2001. The decline is primarily due to a decrease in orders, primarily international, in the first three quarters of fiscal 2002 versus prior periods. Economic conditions in many parts of the world and a strong dollar have contributed to this decline in international orders. However, the Company believes that a part of the shortfall is due to timing of orders in the international market.

Gross profit for the nine months ended March 31, 2002 was $9.9 million, or 22.0% of net sales compared to $12.0 million, or 24.7% of net sales for the nine months ended March 31,

2001. This is primarily due to the lower level of sales for the nine months ended March 31, 2002. The lower level of sales results in less effective utilization of the Company's manufacturing capacity and the fixed expenses associated with that capacity. The Company is continuing to review operations to improve productivity and lower manufacturing and product costs.

         Selling, General and Administrative expenses for the nine months ended March 31, 2002 were $9.6 million, a net decrease of $1.4 million, or 12.4%, from $11.0 million for the nine months ended March 31, 2001. Approximately $0.6 million of this decrease is attributable to a decrease in amortization of goodwill arising from the Company's adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Selling, General, and Administrative expenses were also lower, in comparison to the prior year, as a result of a $0.3 million reduction in lease amortization on the Company's computer systems. Additionally, the Company has continued its cost reduction efforts, reducing other Selling, General, and Administrative cost as well.

         Income from operations was $0.2 million for the nine months ended March 31, 2002 compared to income from operations $1.0 million for the nine months ended March 31, 2001. Interest expense was $0.9 million for the nine months ended March 31, 2002 compared to $1.2 million for the nine months ended March 31, 2001. Allied had a loss before benefit for income taxes in the first nine months of fiscal 2002 of $0.6 million compared to a loss before benefit for income taxes of $0.3 million for the first nine months of fiscal 2001. The Company recorded a tax benefit of $0.3 million for the nine month period ended March 31, 2002 compared to a tax provision of $0.1 million for the nine months ended March 31, 2001.

         In fiscal 2002, the net loss for the first nine months was $0.4 million, or $0.05 per basic and diluted share compared to a net loss of $0.4 million, or $0.05 per basic and diluted share, for the first nine months of fiscal 2001. The weighted average number of common shares outstanding used in the calculation of basic and diluted earnings per share for the first nine months of fiscal 2002 and fiscal 2001 was 7,807,711 and 7,806,682 shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

         Working capital decreased to $19.7 million at March 30, 2002 compared to $20.7 million at June 30, 2001. The decrease was primarily due to a decrease in accounts receivable, offset by decreases in accounts payable and other accrued liabilities. Increased focus on accounts receivable has improved performance and decreased past due accounts.

         On April 24, 2002, the Company entered into a new credit facility arrangement with LaSalle Bank National Association (the "Bank"). The new credit facility provides for borrowings up to $19.0 million; up to $15.0 million through a revolving credit facility and up to $4.0 million under a term loan. The term loan may be drawn against for capital expenditures during the first six months of the term of the credit facility. Repayment under the term loan begins on October 24, 2002, with principal and interest due in equal monthly installments over five years (subject to payment in full at the maturity of the credit facility if that facility is not renewed or extended).

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         At March 31, 2002, the Company had $10.9 million in debt outstanding, of which $3.6 million is a term loan with a fixed interest rate of 7.75%. The remaining balance of $7.4 million represents amounts outstanding under the Company's revolving credit facility. The revolving credit facility bears interest at the commercial bank's "floating reference rate" or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

Part II.   OTHER INFORMATION

Item 5.  Other Information

         On April 24, 2002, the Company entered into a new credit facility arrangement with LaSalle Bank National Association (the "Bank"). The new credit facility provides for borrowings up to $19.0 million; up to $15.0 million through a revolving credit facility and up to $4.0 million under a term loan. The term loan may be drawn against for capital expenditures during the first six months of the term of the credit facility. Repayment under the term loan begins on October 24, 2002, with principal and interest due in equal monthly installments over five years (subject to payment in full at the maturity of the credit facility if that facility is not renewed or extended). The new credit facility is collateralized by substantially all of the assets of the Company. The maturity date of the new credit facility is April 24, 2006.

         The revolving credit facility provides for a borrowing base of 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $8.0 million, subject to reserves as established by the Bank. At April 30, 2002, the Company had $7.5 million outstanding under the revolving credit facility; $4.1 million was available under the revolving credit facility for additional borrowings.

         The revolving credit facility also provides for a commitment guaranty of up to $5.0 million for letters of credit and requires a per annum fee of 1.50% on outstanding letters of credit. At April 30, 2002, the Company had no letters of credit outstanding. Any outstanding letters of credit decreases the amount available for borrowing under the revolving credit facility.

         The entire credit facility accrues interest at the floating reference rate, which is the greater of the Bank's prime rate (plus 0.25% if the Company's fixed charge coverage ratio falls below 1.25 to 1.00) or the Federal funds rate plus 0.5%. The floating reference rate was 4.75% at April 30, 2002. The credit facility also provides the Company with a rate of LIBOR plus 2.25%, at the Company's option. The optional LIBOR rate may be decreased to LIBOR plus 2.00% or increased to LIBOR plus 2.50% based on the Company's fixed charge coverage ratio. At April 30, 2002, none of the revolving credit facility was subject to the LIBOR provision. The Company also has the option to swap the interest rate applicable to the term loan for a fixed interest rate.

         Proceeds of $8.0 million received under the new credit facility were utilized to repay the entire amount outstanding under the Company's previous revolving credit facility. The previous credit facility was terminated.


Item 6.    Exhibits and Reports on Form 8-K

Exhibits:
         10.1 Loan and security agreement dated April 24, 2002 between the Company and LaSalle Bank National Association, including form of notes.

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


                                      Date:  May 14, 2002