Form 10-K
period 2002-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2002-09-30
CIK 874710

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the fiscal year June 30, 2002
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to _________________
                         Commission File Number 0-19266
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


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (314) 771-2400
                          ----------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                         Name of each exchange
            Title of each class                           on which registered
            -------------------                           -------------------

                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  Common Stock
                                 Preferred Stock
                         Preferred Stock Purchase Rights
                                (Title of class)
                             -----------------------

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

         As of September 26, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $15,300,000.

         As of September 26, 2002, there were 7,813,932 shares of common stock, $0.01 par value (the "Common Stock"), outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Proxy Statement dated October 7, 2002 (portion) (Part III)

                        ALLIED HEALTHCARE PRODUCTS, INC.

                               INDEX TO FORM 10-K


                                                                                                      Page
PART I
Item 1.             Business .....................................................................       1

Item 2.             Properties ...................................................................      10

Item 3.             Legal Proceedings ............................................................      10

Item 4.             Submission of Matters to a Vote of Security Holders ..........................      10


PART II
Item 5.             Market for Registrant's Common Stock and Related
                    Stockholder Matters ..........................................................      11

Item 6.             Selected Financial Data ......................................................      12

Item 7.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..........................................      13
Item 8.             Financial Statements and Supplementary Data ..................................      26
Item 9.             Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure ..........................................      48


PART III
Item 10.            Directors and Executive Officers of the Registrant ..........................       48

Item 11.            Executive Compensation ......................................................       48
Item 12.            Security Ownership of Certain Beneficial Owners and Management ..............       48
Item 13.            Certain Relationships and Related Transactions ..............................       48


PART IV
Item 14.            Exhibits, Financial Statement Schedule, and Reports on Form 8-K .............       48

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

MARKETS AND PRODUCTS

         In fiscal 2002, respiratory care products, medical gas equipment and emergency medical products represented approximately 28%, 55% and 17%, respectively, of the Company's net sales. In fiscal 2001, respiratory care products, medical gas equipment and emergency medical products represented approximately 28%, 57%, and 15% respectively of the Company's net sales. The Company operates in a single industry segment and its principal products are described in the following table:

                                                                                     PRINCIPAL
               PRODUCT                               DESCRIPTION                    BRAND NAMES         PRIMARY USERS
--------------------------------------    -----------------------------------    -----------------   -------------------
RESPIRATORY CARE PRODUCTS
       Respiratory    Care/Anesthesia     Large volume compressors;              Timeter             Hospitals and
       Products                           ventilator calibrators;                                    sub-acute
                                          humidifiers and mist tents                                 facilities

       Home Respiratory Care Products     O2 cylinders; pressure                 Timeter; B&F;       Patients at home
                                          regulators; nebulizers; portable       Schuco
                                          large volume compressors;
                                          portable suction equipment and
                                          disposable respiratory products

MEDICAL GAS EQUIPMENT
       Construction Products              In-wall medical gas system             Chemetron;          Hospitals and
                                          components;  central station pumps     Oxequip             sub-acute
                                          and compressors and headwalls                              facilities

       Regulation Devices                 Flowmeters; vacuum regulators;         Chemetron;          Hospitals and
                                          pressure regulators and related        Oxequip; Timeter    sub-acute
                                          products                                                   facilities

       Disposable Cylinders               Disposable oxygen and gas              Lif-O-Gen           First aid
                                          cylinders                                                  providers and
                                                                                                     specialty gas
                                                                                                     distributors

       Suction Equipment                  Portable suction equipment and         Gomco;  Allied;     Hospitals;
                                          disposable suction canisters           Schuco              sub-acute
                                                                                                     facilities and
                                                                                                     home care products

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

SALES AND MARKETING

         Allied sells its products primarily to respiratory care/anesthesia product distributors, hospital construction contractors, emergency medical equipment dealers and directly to hospitals. The Company maintains a sales force of 35 sales professionals, all of whom are full-time employees of the Company.

         The sales force includes 25 medical gas specialists, 4 emergency specialists and 6 international sales representatives. Four product managers are responsible for the marketing activities of our product lines.

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

INTERNATIONAL

         Allied's international business represents a potential growth area that the Company has been pursuing. Allied's net sales to foreign markets totaled 16% of the Company's net sales in fiscal 2002 and 21% of the Company's net sales in fiscal 2001. International sales are made through a network of dealers, agents and U.S. exporters who distribute the Company's products throughout the world. Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East.

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

         Allied manufactures small metal components from bar stock in a machine shop which includes automatic screw machines, horizontal lathes and drill presses and computer controlled machining centers. The Company makes larger metal components from sheet metal using computerized punch presses, brake presses and shears. In its plastics manufacturing processes, the Company utilizes both extrusion and injection molding. The Company believes that its production facilities and equipment are in good condition and sufficient to meet planned increases in volume over the next few years and that conditions in local labor markets should permit the implementation of additional shifts and days operated.


RESEARCH AND DEVELOPMENT

         Allied's research and development group is responsible for the development of new products. This group is staffed with mechanical and electrical engineers. During the 2000 fiscal year this group was segregated from the product support function to allow the group to focus on the introduction of new products.

         During fiscal 2002 the Company released two new products as a result of research and development programs. These products include a new portable suction pump for the international market, and an oxygen conserver. Oxygen conservers are used to extend the time an oxygen cylinder lasts by delivering gas flow only when the patient inhales.

         The group also developed the SurgeX surge suppressing post valve for portable oxygen cylinders. The SurgeX post valve was designed to reduce the heat created by recompression of oxygen released by the post valve, which is a principle cause of regulator fires.

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

         The Company manufactures and distributes a broad spectrum of respiratory therapy equipment, emergency medical equipment and medical gas equipment. To date, all of the Company's FDA clearances have been obtained through the 510(k) clearance process. These determinations are very fact specific and the FDA has stated that, initially, the manufacturer is best qualified to make these determinations, which should be based on adequate supporting data and documentation. The FDA however, may disagree with a manufacturer's determination not to file a 510(k) and require the submission of a new 510(k) notification for the changed or modified device. Where the FDA believes that the change or modification raises significant new questions of safety or effectiveness, the agency may require a manufacturer to cease distribution of the device pending clearance of a new 510(k) notification. Certain of the Company's medical devices have been changed or modified subsequent to 510(k) marketing clearance of the original device by the FDA. Certain of the Company's medical devices, which were first marketed prior to May 28, 1976, and therefore, grandfathered and exempt from the 510(k) notification process, also have been subsequently changed or modified. The Company believes that these changes or modifications do not significantly affect the device's safety or effectiveness or make a major change or modification in the device's intended uses and, accordingly, submission of new 510(k) notification to the FDA is not required. There can be no assurance, however, that the FDA would agree with the Company's determinations.

         In addition, commercial distribution in certain foreign countries is subject to additional regulatory requirements and receipt of approvals that vary widely from country to country. The Company believes it is in compliance with regulatory requirements of the countries in which it sells its products.

         The Medical Device Reporting regulation requires that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The Medical Device Tracking regulation requires the Company to adopt a method of device tracking of certain devices, such as ventilators, which are life-supporting or life-sustaining devices used outside of a device user facility, some of which are permanently implantable devices. The regulation requires that the method adopted by the Company ensures that the tracked device can be traced from the device manufacturer to the person for whom the device is indicated (i.e., the patient). In addition, the FDA prohibits a company from promoting an approved device for unapproved applications and reviews a company's labeling for accuracy. Labeling and promotional activities also are in certain instances, subject to scrutiny by the Federal Trade Commission.

         The Company's medical device manufacturing facilities are registered with the FDA, and have received ISO 9001 Certification for the St. Louis facility and certification per the Medical Device Directive (MDD - European) for certain products in 1998. As such, the Company will be audited by the FDA, ISO, and European auditors for compliance with the Good Manufacturing Practices ("GMP"), the ISO and MDD regulations for medical devices. These regulations require the Company to manufacture its products and maintain its products and documentation in a prescribed manner with respect to design, manufacturing, testing and control activities. The Company also is subject to the registration and inspection requirements of state regulatory agencies.

         In March through June 2000, the FDA conducted an inspection of the Company's St. Louis facility and provided a written report, known as an "FDA Form 483" or simply a "483," citing FDA observations concerning GMP compliance and quality control issues applicable to demand valves, emergency ventilators, circumcision clamps, and regulators. The Company provided a written response to the FDA and in August 2000, the FDA issued a warning letter and requested that the Company clarify and supplement its responses to the 483 observations. As a result, the Company has submitted to the FDA a written supplemental response and actions to address the FDA concerns. The Company met with the FDA at their Kansas City field office in March 2001 to discuss the responses and actions. From October 27, 2001 to November 19, 2001 the FDA conducted a follow-up inspection to the June 2000 inspection. On January 23, 2002, the FDA released a copy of the establishment inspection report (EIR) for the October 27, 2001 to November 19, 2001 inspection and has indicated that the inspection is closed. The Company intends to continue to conduct business in such a manner as to avert any FDA action seeking to interrupt or suspend manufacturing or require any recall or modification of products.

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


PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

         The Company owns and maintains patents on several products that it believes are useful to the business and provides the Company with an advantage over its competitors. During fiscal 2002 the Company applied for one patent, and was issued one patent for an oxygen regulator.

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


EMPLOYEES

         At June 30, 2002, the Company had approximately 519 full-time employees. Approximately 331 employees in the Company's principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2003. Approximately 12 employees at the Company's facility in Stuyvesant Falls, New York are also covered by a collective bargaining agreement that will expire on April 15, 2004.

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


                                        SQUARE FOOTAGE           OWNED/
            LOCATION                     (APPROXIMATE)           LEASED             ACTIVITIES/PRODUCTS
----------------------------------     -------------------    -------------    ------------------------------
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

         In addition, from time to time the Company's products may be subject to product recalls in order to correct design or manufacturing flaws in such products. The Company voluntarily effectuated the recall of its aluminum body regulators manufactured under the Life Supports Products, Inc. brand name in cooperation with the U.S. Food and Drug Administration ("FDA") under Product Recall No. Z-693/698-9 to conform with the industry wide recommendation to cease use of aluminum parts in oxygen regulators. The recall is complete and a final audit of the results thereof was completed on December 22, 2000 by the FDA.

         In March through June 2000, the FDA conducted an inspection of the Company's St. Louis facility and provided a written report, known as an "FDA Form 483" or simply a "483," citing FDA observations concerning GMP compliance and quality control issues applicable to demand valves, emergency ventilators, circumcision clamps, and regulators. The Company provided a written response to the FDA and in August 2000, the FDA issued a warning letter and requested that the Company clarify and supplement its responses to the 483 observations. As a result, the Company submitted to the FDA a written supplemental response and defined actions to address the FDA concerns. The Company met with the FDA at their Kansas City field office in March 2001 to discuss the responses and actions. From October 27, 2001 to November 19, 2001 the FDA conducted a follow-up inspection to the June 2000 inspection. On January 23, 2002, the FDA released a copy of the establishment inspection report (EIR) for the October 27, 2001 to November 19, 2001 inspection and has indicated that the inspection is closed. The Company intends to continue to conduct business in such a manner as to avert any FDA action seeking to interrupt or suspend manufacturing or require any recall or modification of products.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Allied Healthcare Products, Inc. began trading on the NASDAQ National market under the symbol AHPI on January 14, 1992, following its initial public offering. As of September 19, 2002, there were 232 record owners of the Company's Common Stock. The following tables summarize information with respect to the high and low closing prices for the Company's Common Stock as listed on the NASDAQ National market for each quarter of fiscal 2002 and 2001, respectively. The Company currently does not pay any dividend on its Common Stock.

COMMON STOCK INFORMATION



2002                         HIGH            LOW               2001                   HIGH             LOW
September quarter              $3.55           $3.00           September quarter        $3.38          $2.69
December quarter               $3.70           $3.25           December quarter         $3.25          $2.58
March quarter                  $5.10           $3.45           March quarter            $3.69          $2.97
June quarter                   $5.25           $4.20           June quarter             $3.50          $3.10


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA



(In thousands, except per share data)
Year ended June 30,                                             2002         2001         2000         1999         1998
-------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Net sales                                                 $   60,415     $ 64,928    $  65,995    $  74,666    $  98,619
Cost of sales                                                 49,999       48,265       50,511       58,440       72,076
Gross profit                                                  10,416       16,663       15,484       16,226       26,543
Selling, general and administrative expenses                  12,786       14,573       16,097       18,024       23,074
Provision for restructuring and consolidation  (1)                --           --           --          758           --
Provision for product recall  (2)                               (40)           80         (18)        1,500           --
Gain on sale of business  (3)                                     --           --           --         (27)     (12,813)
Impairment of goodwill (4)                                     9,600           --           --           --        9,779
Income (loss) from operations                               (11,930)        2,010        (595)      (4,029)        6,503
Interest expense                                               1,054        1,530        1,664        1,926        4,152
Other, net                                                        41           74          149           36          198
Income (loss) before provision (benefit) for
   income taxes and extraordinary loss                      (13,025)          406      (2,408)      (5,991)        2,153
Provision (benefit) for income taxes  (5)                    (1,294)          172        (695)      (1,873)        9,019
Income (loss) before extraordinary loss                     (11,731)          234      (1,713)      (4,118)      (6,866)
Extraordinary loss on early extinguishment of debt,
   Net of income tax benefit                                      --           --           --           --          530
Net income (loss)                                         $ (11,731)     $    234    $ (1,713)    $ (4,118)    $ (7,396)
Basic and diluted earnings (loss) per share               $   (1.50)     $   0.03    $  (0.22)    $  (0.53)    $  (0.95)
Basic weighted average common shares outstanding               7,809        7,807        7,807        7,807        7,805
Diluted weighted average common shares outstanding             7,809        8,126        7,807        7,807        7,805



(In thousands)
June 30,                                                        2002         2001         2000         1999         1998
-------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA
Working capital                                           $    9,371     $ 20,682     $ 20,261    $  22,619    $  21,308
Total assets                                                  52,870       65,993       67,212       74,275       80,180
Short-term debt (6)                                            7,985        1,169        1,017          908        3,443
Long-term debt (net of current portion) (6)                    4,135       11,019       13,056       16,330       14,972
Stockholders' equity                                          34,725       46,440       46,206       47,919       52,037



(1)   Provision for closure of B & F manufacturing facility.
(2) See Note 4 to the June 30, 2002 Consolidated Financial Statements for further discussion.
(3) Gain on sale of Hospital Systems, Inc. in 1999 & Bear Medical Systems, Inc. in 1998.
(4) Non-recurring impairment loss on goodwill recorded during fiscal 2002 and 1998. See Note 3 to the June 30, 2002 Consolidated Financial Statements for further discussion of non-recurring impairment loss recorded during fiscal 2002.
(5) See Note 7 to the June 30, 2002 Consolidated Financial Statements for further discussion of the Company's effective tax rate.
(6) See Note 5 to the June 30, 2002 Consolidated Financial Statements for further discussion.

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

OVERVIEW

         The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company for the three fiscal years ended June 30, 2002. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data included elsewhere herein.

         The results of operations for fiscal 2002 were affected by several unusual items, which are discussed further below. During the first half of fiscal 2002 the Company transferred production of its B&F line of disposable homecare products to its St. Louis manufacturing facility. Inefficiencies associated with the transfer significantly reduced gross margins. As a result of the Company's annual impairment analysis of goodwill, the Company recorded a $9.6 million goodwill impairment charge in the fourth quarter of fiscal 2002. The goodwill impairment charge was primarily attributable to the declining results in the disposable home care products line. In addition, during the fourth quarter the Company recorded a pre-tax charge of $3.2 million to increase its reserve for slow-moving and obsolete inventory. During the fourth quarter of fiscal 2002, a detailed review of inventory was performed. This review indicated that due to changes in product mix, other manufacturing changes to the Company's products, and declines in sales levels, a large number of component parts were deemed to be obsolete.

         The results of operations for fiscal 2001 were affected by several unusual items, which are discussed further below. On July 31, 2000, the Company reached an agreement with District No. 9 of the International Association of Machinist and Aerospace Workers. The strike had adversely affected shipments, revenue and income in the first quarter of fiscal 2001. Past due backlog increased while orders and shipments were missed. Additionally, the Company continued to benefit from the 15% workforce reduction initiated in the second quarter of fiscal 2000. Results for fiscal 2001 also benefited from the elimination of the valuation allowance for $0.3 million in state net operating loss carryforwards. This valuation allowance was previously established for the carryforwards due to uncertainty as to their eventual utilization.

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

RESULTS OF OPERATIONS

         Allied manufactures and markets respiratory products, including respiratory care products, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts and percentages of net sales attributable to respiratory care products, medical gas equipment and emergency medical products for the fiscal years ended June 30, 2002, 2001, and 2000.



                                                                    Dollars in thousands
Year ended June 30,                                                         2002
                                                              ----------------------------------
                                                                       Net           % of Total
                                                                     Sales            Net Sales
                                                              -------------        -------------
Respiratory care products                                         $ 16,855                27.9%
Medical gas equipment                                               33,401                55.3%
Emergency medical products                                          10,159                16.8%
                                                              -------------        -------------
Total                                                             $ 60,415               100.0%
                                                              =============        =============




Year ended June 30,                                                         2001
                                                              ----------------------------------
                                                                       Net           % of Total
                                                                     Sales            Net Sales
                                                              -------------        -------------
Respiratory care products                                         $ 18,042                27.8%
Medical gas equipment                                               36,916                56.9%
Emergency medical products                                           9,970                15.3%
                                                              -------------        -------------
Total                                                             $ 64,928               100.0%
                                                              =============        =============





Year ended June 30,                                                         2000
                                                              ----------------------------------
                                                                       Net           % of Total
                                                                     Sales            Net Sales
                                                              -------------        -------------
Respiratory care products                                         $ 19,550                29.6%
Medical gas equipment                                               35,406                53.7%
Emergency medical products                                          11,039                16.7%
                                                              -------------        -------------
Total                                                             $ 65,995               100.0%
                                                              =============        =============


The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by the various income and expense categories reflected in the Company's consolidated statement of operations.



Year ended June 30,                                            2002              2001              2000
--------------------------------------------------------   -------------    --------------   ----------------

Net sales                                                     100.0%            100.0%           100.0%
Cost of sales                                                  82.8              74.3             76.5
                                                           -------------    --------------   ----------------
Gross profit                                                   17.2              25.7             23.5

Selling, general and administrative expenses                   21.1              22.4             24.4
Provision for product recall                                    --                0.1              --
Impairment of goodwill                                         15.9               --               --
                                                           -------------    --------------   ----------------
Income (loss) from operations                                 (19.8)              3.2             (0.9)
Interest expense                                                1.7               2.4              2.5
Other, net                                                      0.0               0.1              0.2
                                                           -------------    --------------   ----------------
Income (loss) before provision (benefit) for
    income taxes                                              (21.5)              0.7             (3.6)
Provision (benefit) for income taxes                           (2.1)              0.3             (1.1)
                                                           -------------    --------------   ----------------
Net income (loss)                                             (19.4)%             0.4%            (2.5)%
                                                           =============    ==============   ================


FISCAL 2002 COMPARED TO FISCAL 2001

         Net sales for fiscal 2002 of $60.4 million were $4.5 million, or 6.9% less than net sales of $64.9 million in fiscal 2001. The $4.5 million decline in product sales is discussed below.

         Respiratory care products sales in fiscal 2002 of $16.9 million were $1.1 million, or 6.1% less than sales of $18.0 million in the prior year. This decline in sales is the result of market share losses from continued production delays in the production of our B&F disposable products which resulted in delayed shipments and other customer service issues. These difficulties have led the Company to move production of this product to the Company's St. Louis facility during fiscal 2002 to improve service levels and reduce production cost.

         Medical gas equipment sales of $33.4 million in fiscal 2002 were $3.5 million, or 9.5% below prior year levels of $36.9 million. The majority of this decline is due to a drop in international shipments from fiscal 2001 to fiscal 2002. International business is dependent upon hospital construction projects and the development of medical facilities in those regions in which the Company operates. Poor economic conditions in those regions have slowed development and have resulted in lower shipments to those regions.

         Emergency medical product sales in fiscal 2002 of $10.2 million were $0.2 million, or 2.0% higher than fiscal 2001 sales of $10.0 million. Domestically, Emergency medical product sales increased by approximately $0.5 million, primarily on the strength of orders from the Defense Department following September 11th. The domestic increase was offset by a $0.3 million decrease in international shipments, almost all attributable to our Japanese market, as we continued to experience negative impacts of the oxygen regulator recall.

         International sales, which are included in the product lines discussed above, decreased $3.9 million, or 28.5%, to $9.8 million in fiscal 2002 compared to sales of $13.7 million in fiscal 2001. International sales declined in every region of the world. As discussed above, the Company's international shipments are dependent on hospital construction projects and the expansion of medical care in those regions. Poor economic conditions which slows that development have adversely affected the Company's sales internationally.

         Gross profit in fiscal 2002 was $10.4 million, or 17.2% of sales, compared to a gross profit of $16.7 million, or 25.7% of sales in fiscal 2001. As discussed in the proceeding Overview section, fiscal 2002 gross profit was adversely effected by a $3.2 million charge to write off excess and slow moving inventory purchased in prior years. During the fourth quarter of fiscal 2002, a detailed review of inventory was performed in conjunction with the Company's long-term product planning process. This review indicated that due to changes in product mix, other manufacturing changes to the Company's products, and declines in sales levels, a large number of component parts were deemed to be obsolete. In addition, gross profit was adversely effected during fiscal 2002 by inefficiencies related to the transfer of the B&F line of disposable products to St. Louis. This transfer of production was undertaken to improve customer service and reduce manufacturing cost. The Company is continuing its efforts to improve efficiencies. The Company invested $3.7 million in capital expenditures during fiscal 2002 for manufacturing equipment, which is expected to decrease production costs and improve efficiencies for several product lines.

         Selling, General, and Administrative ("SG&A") expenses for fiscal 2002 were $12.8 million, a decrease of $1.8 million over SG&A expenses of $14.6 million in fiscal 2001. This decrease is the result of several factors. First, the adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" in fiscal 2002 resulted in the elimination of approximately $0.8 million of goodwill amortization for the Company's fiscal 2002 year. SG&A expenses also decreased during fiscal 2002 due to an approximately $0.7 million decrease in selling expenses resulting from decreases in sales commissions, reduced travel expenses, and the elimination of expenses associated with an independent sales representative group. An additional $0.3 million reduction in SG&A expenses was the result of computer equipment and software which became fully amortized during fiscal 2002.

         As discussed in the proceeding Overview section, financial results for fiscal 2002 were adversely impacted by the write down of $9.6 million in goodwill. During fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which establishes new accounting and reporting standards for purchase business combinations and goodwill. As provided by SFAS 142, the Company ceased amortizing goodwill on July 1, 2001. During the first half of fiscal 2002, the Company performed the transitional impairment analysis of its goodwill as of the implementation date, following which the Company concluded that there was no impairment of goodwill at July 1, 2001. The Company recently completed the required annual impairment review of its goodwill at June 30, 2002 which due to recent negative events and declining sales and profitability, resulted in a goodwill impairment charge of $9.6 million.

         Interest expense decreased by $0.4 million, or 26.7%, to $1.1 million in fiscal 2002 from $1.5 million in fiscal 2001. Interest expense has been reduced due to reductions in debt and a reduction in interest rates.

         The Company had a loss of $13.0 million before taxes for fiscal 2002, compared to income before taxes of $0.4 million in fiscal 2001. The Company recorded an income tax benefit of $1.3 million in fiscal 2002, compared to tax expense of $0.2 million in fiscal 2001. The 2002 tax benefit was negatively impacted due to the non-deductibility of the goodwill impairment charge for federal income tax purposes. Results for fiscal 2001 benefited from the release of a valuation analysis for $0.3 million in state net operating loss carryforwards. This valuation allowance was previously established for the carryforwards due to uncertainty as to their eventual utilization. For further discussion of the Company's income taxes please refer to the "Notes to Consolidated Financial Statements" section included in this Form 10-K.

         Net loss in fiscal 2002 was $11.7 million, or $1.50 per basic and diluted earnings per share, a decrease of $11.9 million from net income of $0.2 million, or $0.03 per basic and diluted earnings per share in fiscal 2001. Earnings per share amounts are diluted earnings per share, which are substantially the same as basic earnings per share. The weighted number of shares used in the calculation of the diluted earnings per share was 7,809,266 in fiscal 2002 and 8,125,699 in fiscal 2001.

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

          Interest expense decreased $0.2 million, or 10.5%, to $1.5 million in fiscal 2001 from $1.7 million in fiscal 2000. Interest expense has been reduced principally due to a reduction in interest rates.

         The Company had income before taxes of $0.4 million in fiscal 2001, compared to a loss before taxes of $2.4 million in fiscal 2000. The Company recorded income tax expense of $0.2 million in fiscal 2001 compared to a benefit for income taxes of $0.7 million in fiscal 2000. The fiscal 2001 income tax provision benefited from the release of the valuation allowance for $0.3 million in state net operating loss carryforwards. This valuation allowance was previously established for the carryforwards due to uncertainty as to their eventual utilization. For further discussion of the Company's income taxes please refer to the "Notes to Consolidated Financial Statements" section included in this Form 10-K.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth selected information concerning Allied's financial condition at June 30:


                 Dollars in thousands                  2002           2001           2000
                 --------------------                  ----           ----           ----
                 Cash and cash equivalents              $ 1           $ 20           $568
                 Working Capital                     $9,371        $20,682        $20,261
                 Total Debt                         $12,121        $12,188        $14,073
                 Current Ratio                       1.67:1         3.44:1         3.55:1


         The Company's working capital was $9.4 million at June 30, 2002 compared to $20.7 million at June 30, 2001. The decrease in working capital is primarily due to the classification of $7.1 million of revolving debt as a current liability in fiscal 2002. Due to provisions in the Company's new credit agreement which require a lock-box agreement whereby remittances from the Company's customers automatically reduce the debt outstanding and the inclusion of a subjective "material adverse effect" clause in the agreement, the Company is required to classify amounts outstanding under its revolving debt as a current liability. Inventory declined by $3.9 million, primarily as a result of a $3.2 million increase to the Company's reserve for slow-moving and obsolete inventory. During the fourth quarter of fiscal 2002, the Company implemented a detailed review of inventory. This review indicated that due to changes in product mix, other manufacturing changes to the Company's products, and declines in sales levels, a large number of components were deemed to be obsolete. Inventory reduction programs did result in an additional $0.7 million reduction in inventory. Accounts receivable decreased to $8.5 million at June 30, 2002, down $2.9 million from $11.4 million at June 30, 2001. This decrease in accounts receivable is a result of decreased sales and an improvement in collection performance. Accounts receivable as measured in days sales outstanding ("DSO") decreased to 51 DSO at June 30, 2002 from 65 DSO at June 30, 2001. These working capital reductions are partially offset by the following working capital improvements during fiscal 2002. Operating losses generated in fiscal 2002 led to a $0.7 million income tax receivable at June 30, 2002, representing the federal income tax receivable resulting from the carry back of the fiscal 2002 loss, excluding the impact of the impairment of goodwill. Accounts payable decreased to $3.4 million at June 30, 2002, down $0.4 million from $3.8 million at June 30, 2001. Accrued liabilities decreased by $0.7 million due to decreases in accrued income tax.

         The Company's working capital was $20.7 million at June 30, 2001 compared to $20.3 million at June 30, 2000. Accounts receivable increased to $11.4 million at June 30, 2001, up $0.9 million from $10.5 million at June 30, 2000. The increase in accounts receivable is a result of increased sales in the fourth quarter of fiscal 2001 compared to the fourth quarter of fiscal 2000. Accounts receivable as measured in DSO decreased to 65 DSO at June 30, 2001 from 68 DSO at June 30, 2000, as collection efforts have improved the average time that is needed to collect from a customer. Collection efforts at the end of fiscal 2000 were hampered by the temporary reassignment of the collection staff to production and shipping assignments during the work stoppage by the union work force at the St. Louis production facility. Inventories increased to $17.1 million at June 30, 2001 from $16.7 million at June 30, 2000. Programs and policies were implemented during fiscal 2001 to reduce inventories, however, the effect of these programs have not been realized at June 30, 2001. Accounts payable decreased to $3.8 million at June 30, 2001, down $0.3 million from $4.1 million at June 30, 2000. Accrued liabilities increased by $0.6 million due to increases in accrued income tax and accrued compensation expense.


         The net decrease in cash for the fiscal years ended June 30, 2002, 2001, and 2000 was $0.02 million, $0.5 million, and $0.02 million, respectively. Net cash provided by operating activities was $3.8 million, $2.1 million, and $3.4 million for the same periods.

         Cash flows provided by operating activities for the fiscal year ended June 30, 2002 consisted of a net loss of $11.7 million, which was offset by $1.4 million in non-cash charges to operations for amortization and depreciation. The net loss was also offset by a $9.6 million non-cash charge to operations for the impairment of goodwill. Changes in the provision for product recall resulted in a $0.1 million reduction. Changes in working capital and deferred tax accounts favorably impacted cash flow from operations by $4.7 million. Cash flow was used to reduce debt and capital lease obligations by $0.1 million and make capital expenditures of $3.7 million.

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

         At June 30, 2002 the Company had aggregate indebtedness, including capital lease obligations, of $12.1 million, including $8.0 million of short-term debt and $4.1 million of long-term debt. At June 30, 2001 the Company had aggregate indebtedness including capital lease obligations of $12.2 million, including $1.2 million of short-term debt and $11.0 million of long-term debt.

         On August 7, 1998, the Company obtained a $5.0 million mortgage loan on its principal facility in St. Louis, Missouri with LaSalle National Bank Association (the "Bank"). Under terms of this agreement the Company makes monthly principal and interest payments, with a balloon payment in August 2003. Proceeds of the loan were used to reduce the obligation under the revolving credit agreement with Foothill Capital Corporation. The mortgage loan carries a fixed rate of interest of 7.75%, compared to the then current rate of 9.0% under the revolving credit agreement.

         On September 8, 1998, the Company's credit facilities with Foothill Capital Corporation (Foothill) were amended. The Company's existing term loan was eliminated and replaced with an amended revolving credit facility. As amended, the revolving credit facility remained at $25.0 million. The interest rate on the facility was reduced from the floating reference rate (6.75% at June 30, 2001) plus 0.50% to the floating reference rate plus 0.25%. The reference rate as defined in the credit agreement, was the variable rate of interest, per annum, most recently announced by Wells Fargo Bank, National Association, or any successor thereto, as its "base rate". This amendment also provided the Company with a rate of LIBOR +2.5%. Amounts outstanding under this revolving credit facility, which expires on January 6, 2003, totaled $7.5 million at June 30, 2001. At June 30, 2001, $5.0 million was available under the revolving facility for additional borrowings based on working capital requirements under the terms of the agreement.

                  On April 24, 2002, the Company entered into a new credit facility arrangement with the Bank resulting in the payoff of all amounts due Foothill. The new credit facility provides for total borrowings up to $19.0 million; consisting of up to $15.0 million through a revolving credit facility and up to $4.0 million under a term loan. The term loan may be drawn against for capital expenditures during the first six months of the term of the credit facility. Repayment of the term loan begins on October 24, 2002, with principal and interest due in equal monthly installments over five years (subject to payment in full at the maturity of the credit facility if that facility is not renewed or extended). The new credit facility is collateralized by substantially all of the assets of the Company. The maturity date of the new facility is April 24, 2005.

         The revolving credit facility provides for a borrowing base of 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $8.0 million, subject to reserves as established by the Bank. At June 30, 2002, $4.8 million was available under the revolving facility for additional borrowings based on working capital requirements under the terms of the agreement. The revolving credit facility also provides for a commitment guaranty of up to $5.0 million for letters of credit and requires a per annum fee of 1.50% on outstanding letters of credit. At June 30, 2002 the Company had no letters of credit outstanding. Any outstanding letters of credit decreases the amount available for borrowing under the revolving credit facility.

         The entire credit facility accrues interest at the floating reference rate, which is the greater of the Bank's prime rate (plus 0.25% if the Company's fixed charge coverage ratio falls below 1.25 to 1.00) or the Federal Funds rate plus 0.5%. The floating reference rate was 4.75% at June 30, 2002. The credit facility also provides the Company with a rate of LIBOR plus 2.25%, at the Company's option. The optional LIBOR rate may increase or decrease from LIBOR plus 2.00% to LIBOR plus 2.50% based on the Company's fixed charge coverage ratio. At June 30, 2002, $5.6 million of the revolving credit facility was subject to the LIBOR provision. The Company also has the option to swap the interest rate applicable to the term loan for a fixed rate.

         The new credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement combined with the existence of a Material Adverse Effect (MAE) clause in the new credit facility, this arrangement causes the revolving credit facility to be classified as a current liability, per guidance in the FASB's Emerging Issues Task Force Statement 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement"(EITF 95-22). However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 25, 2005. Additionally, the Bank has not notified the Company of any indication of a MAE at June 30, 2002.

         Under the terms of the new credit facility, the Company is required to be in compliance with certain financial covenants pertaining to stockholders' equity, capital expenditures and net income. At June 30, 2002, the Company was in violation of its EBITDA (net income after taxes, plus interest expense, income tax expense, and depreciation and amortization) covenant, and its fixed charge coverage ratio covenant, which were waived by the bank in a letter dated on September 25, 2002.

         Proceeds of $8.0 million received under the new credit facility were utilized to repay the entire amount outstanding under the Company's previous revolving credit facility, which was thereby terminated.

         The following table summarizes the Company's cash obligations at June 30, 2002:

                                                        Payments Due by Period
                                                   Less than                 1-3           4-5          After 5
Contractual Obligations                Total          1 year               years         years            Years
----------------------------------------------------------------------------------------------------------------
Long-Term Debt                   $11,928,137        $645,778     $11,282,359 (1)          $ --            $  --
Capital Lease Obligations            192,425         192,425                  --            --               --
Operating Leases                     466,603         248,705             173,457        44,441
Unconditional Purchase
Obligations                               --              --                  --            --               --
Other Long-Term Obligations               --              --                  --            --               --
Total Contractual Cash
Obligations                               --              --                  --            --               --




(1) Assumes the Company's revolving credit agreement currently classified as a current liability subject to the provisions of EITF 95-22 will be paid at maturity.

         Capital expenditures, net of capital leases, were $3.7 million, $0.8 million and $0.3 million in fiscal 2002, 2001, and 2000, respectively. The Company believes that cash flows from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures in 2003. Cash flows from operations may be negatively impacted by decreases in sales, market conditions, and adverse changes in working capital.

         Inflation has not had a material effect on the Company's business or results of operations. The Company makes its foreign sales in dollars and, accordingly, sales proceeds are not affected by exchange rate fluctuations, although the effect on its customers does impact the pace of incoming orders.

SEASONALITY AND QUARTERLY RESULTS

         In past fiscal years, the Company has experienced moderate seasonal increases in net sales during its second and third fiscal quarters (October 1 through March 31) which in turn have affected net income. Such seasonal variations were likely attributable to an increase in hospital equipment purchases at the beginning of each calendar year (which coincides with many hospitals' fiscal years) and an increase in the severity of influenza during winter months.

         The following table sets forth selected operating results for the eight quarters ended June 30, 2002. The information for each of these quarters is unaudited, but includes all normal recurring adjustments which the Company considers necessary for a fair presentation thereof. These operating results, however, are not necessarily indicative of results for any future period. Further, operating results may fluctuate as a result of the timing of orders, the Company's product and customer mix, the introduction of new products by the Company and its competitors, and overall trends in the health care industry and the economy. While these patterns have an impact on the Company's quarterly operations, the Company is unable to predict the extent of this impact in any particular period.

Dollars in thousands, except per share data


                                June 30,   March 31,    Dec. 31,   Sept. 30,     June 30,    March 31,   Dec. 31,  Sept. 30,
Three months ended,                 2002        2002         2001       2001         2001         2001       2000       2000
-------------------------------------------------------------------------------------------------------------------------------
Net sales                        $15,683     $15,188      $15,398    $14,146      $16,556      $16,643    $16,709    $15,020
Gross profit                         567       3,391        3,627      2,831        4,705        4,175      4,176      3,607
Income (loss) from operations    (12,177)        325          454       (532)       1,014          598        418        (20)
Net income (loss)                (11,347)         29           97       (510)         631           40        (90)      (347)
Basic and diluted earnings         (1.44)         --         0.01      (0.07)        0.08         0.01      (0.01)     (0.04)
 (loss) per share



         The results for the fourth quarter were effected by several unusual items. As a result of the Company's annual impairment analysis of goodwill, the Company recorded a $9.6 million goodwill impairment charge in the fourth quarter of fiscal 2002. The goodwill impairment charge was primarily attributable to the declining results in the disposable home care products line. In addition, during the fourth quarter the Company recorded a pre-tax charge of $3.2 million to increase its reserve for slow-moving and obsolete inventory. During the fourth quarter of fiscal 2002, a detailed review of inventory was performed. This review indicated that due to changes in product mix, other manufacturing changes to the Company's products, and declines in sales levels, a large number of component parts were deemed to be obsolete.

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

         In March through June 2000, the FDA conducted an inspection of the Company's St. Louis facility and provided a written report, known as an "FDA Form 483" or simply a "483," citing FDA observations concerning GMP compliance and quality control issues applicable to demand valves, emergency ventilators, circumcision clamps, and regulators. The Company provided a written response to the FDA and in August 2000, the FDA issued a warning letter and requested that the Company clarify and supplement its responses to the 483 observations. As a result, the Company submitted to the FDA a written supplemental response and defined actions to address the FDA concerns. The Company met with the FDA at their Kansas City field office in March 2001 to discuss the responses and actions. From October 27, 2001 to November 19, 2001 the FDA conducted a follow-up inspection to the June 2000 inspection. On January 23, 2002, the FDA released a copy of the establishment inspection report (EIR) for the October 27, 2001 to November 19, 2001 inspection and has indicated that the inspection is closed. The Company intends to continue to conduct business in such a manner as to avert any FDA action seeking to interrupt or suspend manufacturing or require any recall or modification of products.

LSP OXYGEN REGULATOR RECALL

         On February 4, 1999, Allied announced a voluntary recall of aluminum oxygen regulators marketed under its Life Support Products label. These products are used to regulate pressure of bottled oxygen for administration to patients under emergency situations. Following reports of regulator fires, the Company instituted the voluntary recall in May 1997, under which it provided retrofit kits to prevent contaminants from entering the regulators. The Company has also been testing regulator design with the help of the National Aeronautical and Space Administration's White Sands National Laboratories. While findings led the Company to believe the Company's products did not cause those fires, there was enough concern among the users that the Company, in cooperation with the U. S. Food and Drug Administration ("FDA"), agreed to institute a voluntary recall to replace aluminum components in the high pressure chamber of the regulators with brass components. The FDA has recommended that all regulator manufacturers cease use of aluminum in regulators. Accordingly, the Company has introduced new brass regulators and also offered a trade-in program to existing users. As a result of the recall, the Company recorded a charge of $1.5 million pre-tax, $0.9 million after tax, or $0.12 per share in the second quarter of fiscal 1999. The recall is complete and a final audit of the results thereof was completed on December 22, 2000 by the FDA. As of June 30, 2002 the Company has incurred $1.5 million for costs associated with the recall and considers expenditures associated with the recall to be complete.

CRITICAL ACCOUNTING POLICIES:

         In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, income taxes, and contingencies and litigation. Estimates and judgments are based on historical experience and on various other factors that may be reasonable under the circumstances. Actual results may differ from these estimates. The following areas are considered to be the Company's most significant accounting policies:

Revenue recognition:

         Revenue is recognized for all sales, including sales to agents and distributors, at the time products are shipped and title has transferred to the customer, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price has been fixed and determinable and collectibility is deemed probable. The Company's standard shipping terms are FOB shipping point. Sales discounts, returns and allowances are included in net sales, and the provision for doubtful accounts is included in selling, general and administrative expenses. Additionally, it is the Company's practice to include revenues generated from freight billed to customers in net sales with corresponding freight expense included in cost of sales in the consolidated statement of operations.

Inventory reserve for obsolete and excess inventory:

         Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and greater than one year's usage on hand. This analysis considers those identified inventory items to determine, in management's best estimate, if parts can be used beyond one year, if there are alternate uses or at what values such parts can be disposed for. During the fiscal year ended June 30, 2002, the Company implemented this detailed analysis of inventory in conjunction with its long-term product planning process. This review indicated that due to changes in product mix, other manufacturing changes to the Company's products, and declines in sales, a large number of component parts were deemed to be obsolete, resulting in a $3.2 million charge to increase the Company's reserve for obsolete and excess inventory. At June 30, 2002 and 2001, inventory is recorded net of a reserve for obsolete and excess inventory of $4.8 million and $2.6 million, respectively.

Accounts receivable allowance for doubtful accounts:

         Accounts receivable are recorded net of an allowance for doubtful accounts which is determined based on an analysis of past due accounts and accounts placed with collection agencies. At June 30, 2002 and 2001, accounts receivable is recorded net of an allowance for doubtful accounts of $0.5 million and $0.6 million, respectively.

Goodwill:

         At June 30, 2002 and 2001, the Company has goodwill of $15.6 million and $25.6 million, resulting form the excess purchase price over the fair value of net assets acquired in business combinations. During fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which establishes new accounting and reporting standards for purchase business combinations and goodwill. As provided by SFAS 142, the Company ceased amortizing goodwill on July 1, 2001. During the first half of fiscal 2002, the Company performed a transitional impairment analysis of its goodwill as of the implementation date, following which the Company concluded that there was no impairment of goodwill at July 1, 2001. The Company recently completed the required annual impairment review of its goodwill at June 30, 2002, which resulted in a goodwill impairment loss of $9.6 million. The Company intends to perform an impairment review upon the completion of each fiscal year. The results of these annual impairment reviews are highly dependent on managements' projection of future results of the Company and there can be no assurance that at the time such reviews are completed a material impairment charge will not be recorded.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations" and Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 requires that business combinations initiated subsequent to June 30, 2001, must be accounted for by using the purchase method of accounting. SFAS 142 supersedes Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets," however, the new statement will carry forward provisions in APB Opinion No. 17 related to internally developed intangible assets. SFAS 142 requires that companies discontinue the amortization of goodwill. Early adoption of SFAS 142 was allowed for those companies with fiscal years beginning after March 15, 2001. The Company adopted and applied SFAS 142 as of July 1, 2001, the beginning of fiscal 2002. SFAS 142 further requires companies to test goodwill and other indefinite lived intangible assets on an annual basis for impairment.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business. SFAS 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules change the criteria to be met to classify an asset as held-for-sale. The new rules also broaden the criteria regarding classification of a discontinued operation. The Company is required to adopt the provisions of SFAS 144 effective July 1, 2002. Adoption of SFAS 144 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," that supercedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things. SFAS 145 requires that only gains and losses from the extinguishment of debt that meet the requirements for classification as "Extraordinary Items," as prescribed in Accounting Principles Board Opinion No. 30, should be disclosed as such in the financial statements. Previous guidance required all gains and losses from the extinguishment of debt to be classified as "Extraordinary Items." This portion of SFAS 145 is effective for fiscal years beginning after May 15, 2002, with restatement of prior periods required. In addition, SFAS 145 amends Statement of Financial Accounting Standards No. 13 (SFAS 13), "Accounting for Leases," as it relates to accounting by a lessee for certain lease modifications. Under SFAS 13, if a capital lease is modified in such a way that the change gives rise to a new agreement classified as an operating lease, the assets and obligation are removed, a gain or loss is recognized and the new lease is accounted for as an operating lease. Under

SFAS 145, capital leases that are modified so the resulting lease agreement is classified as an operating lease are to be accounted for under the sale-leaseback provisions of Statement of Financial Accounting Standards No. 98 (SFAS 98), "Accounting for Leases." These provisions of SFAS 145 are effective for transactions occurring after May 15, 2002. SFAS 145 will be applied as required. Adoption of SFAS 145 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At June 30, 2002, the Company had $11.9 million in debt outstanding, excluding capital leases, of which $3.5 million is a term loan with a fixed interest rate of 7.75%. The remaining balance represents amounts outstanding under the Company's revolving credit facility of $7.2 million and the Company's capital expenditure loan for $1.2 million. The revolving credit facility and capital expenditure loan bear an interest rate using the commercial bank's "floating reference rate" or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates. With respect to the Company's fixed-rate debt outstanding at June 30, 2002, a 10% increase in interest rates would have resulted in approximately $0.02 million decrease in the market value of the debt and a 10% decrease in interest rates would have resulted in approximately $0.02 increase in the fair value of the debt with respect to the Company's variable-debt.

         The Company had no holdings of derivative financial or commodity instruments at June 30, 2002. Allied Healthcare Products has international sales, however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following described consolidated financial statements of Allied Healthcare Products, Inc. are included in response to this item:

         Report of Independent Accountants.

         Consolidated Statement of Operations for the fiscal years ended June 30, 2002, 2001 and 2000.

         Consolidated Balance Sheet for the fiscal years ended June 30, 2002 and 2001.

         Consolidated Statement of Changes in Stockholders' Equity for the fiscal years ended June 30, 2002, 2001 and 2000.

         Consolidated Statement of Cash Flows for the fiscal years ended June 30, 2002, 2001 and 2000.

         Notes to Consolidated Financial Statements.

         Schedule of Valuation and Qualifying Accounts and Reserves for the years ended June 30, 2002, 2001, and 2000.

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Allied Healthcare Products, Inc.


                  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allied Healthcare Products, Inc. and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP

St. Louis, Missouri
September 26, 2002

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS



Year ended June 30,                                                    2002                      2001                        2000
----------------------------------------------------------------------------------------------------------------------------------

Net sales                                                    $   60,414,884             $  64,927,678               $  65,994,968
Cost of sales                                                    49,998,428                48,265,110                  50,510,411
                                                     -----------------------     ---------------------      ----------------------
Gross profit                                                     10,416,456                16,662,568                  15,484,557

Selling, general and administrative expenses                     12,786,409                14,572,963                  16,096,687
Provision for product recall                                        (39,567)                   79,303                     (17,600)
Impairment of goodwill                                            9,600,000                        --                          --
                                                     -----------------------     ---------------------      ----------------------
Income (loss) from operations                                   (11,930,386)                2,010,302                    (594,530)
                                                     -----------------------     ---------------------      ----------------------

Other expenses:
    Interest expense                                              1,054,092                 1,530,481                   1,664,477
    Other, net                                                       40,950                    73,793                     149,433
                                                     -----------------------     ---------------------      ----------------------
                                                                  1,095,042                 1,604,274                   1,813,910
                                                     -----------------------     ---------------------      ----------------------
Income (loss) before provision (benefit) for
    income taxes                                                (13,025,428)                  406,028                  (2,408,440)
Provision (benefit) for income taxes                             (1,294,420)                  171,892                    (694,963)
                                                     -----------------------     ---------------------      ----------------------
Net  income (loss)                                           $  (11,731,008)             $    234,136               $  (1,713,477)
                                                     =======================     =====================      ======================
Basic and diluted income (loss) per share:
    Income (loss) per share                                  $        (1.50)            $        0.03               $       (0.22)
                                                     =======================     =====================      ======================
Weighted average shares outstanding - Basic                       7,809,266                 7,806,682                   7,806,682
                                                     -----------------------     ---------------------      ----------------------
Weighted average shares outstanding - Diluted                     7,809,266                 8,125,699                   7,806,682
                                                     -----------------------     ---------------------      ----------------------


See accompanying Notes to Consolidated Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET



June 30,                                                                  2002                 2001
--------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
   Cash and cash equivalents                                       $       800          $    20,365
   Accounts receivable, net of allowance for doubtful
     accounts of $450,000 and $605,714, respectively                 8,524,187           11,395,224
   Inventories, net                                                 13,200,921           17,079,033
   Deferred income taxes                                               745,910              369,453
   Income tax receivable                                               745,895                   --
   Other current assets                                                163,510              292,596
                                                               ----------------     ----------------
      Total current assets                                          23,381,223           29,156,671
                                                               ----------------     ----------------

   Property, plant and equipment, net                               13,228,157           10,892,268
   Deferred income taxes                                               100,492              197,008
   Goodwill                                                         15,979,830           25,579,830
   Other assets, net                                                   180,536              107,377
                                                               ----------------     ----------------
      Total assets                                                 $52,870,238          $65,933,154
                                                               ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $ 3,426,802          $ 3,843,092
   Current portion of long-term debt                                 7,985,406            1,169,044
   Accrual for product recall                                               --              146,181
   Other accrued liabilities                                         2,598,140            3,316,015
                                                               ----------------     ----------------
      Total current liabilities                                     14,010,348            8,474,332
                                                               ----------------     ----------------

Long-term debt                                                       4,135,156           11,019,081

Commitments and contingencies (Notes 6 and 13)                              --                   --

Stockholders' equity:
   Preferred stock; $0.01 par value; 1,500,000 shares
      authorized; no shares issued and outstanding                          --                   --
   Series A preferred stock; $0.01 par value; 200,000 shares
      authorized; no shares issued and outstanding                          --                   --
   Common stock; $0.01 par value; 30,000,000 shares
      authorized; 7,813,932 and 7,806,682 shares issued and
      outstanding at June 30, 2002 and 2001                            101,175              101,102
   Additional paid-in capital                                       47,030,549           47,014,621
   Retained earnings                                                 8,324,438           20,055,446
   Common stock in treasury, at cost                               (20,731,428)         (20,731,428)
                                                               ----------------     ----------------
      Total stockholders' equity                                    34,724,734           46,439,741
                                                               ----------------     ----------------
      Total liabilities and stockholders' equity                   $52,870,238          $65,933,154
                                                               ================     ================



See accompanying Notes to Consolidated Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                      Additional
                                      Preferred         Common           paid-in         Retained         Treasury
                                          Stock          stock           capital         Earnings            stock           Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                  $    --       $101,102       $47,014,621     $ 21,534,787    $(20,731,428)     $47,919,082

Net loss for the year ended
   June 30, 2000                             --             --                --       (1,713,477)             --       (1,713,477)
                                ---------------- -------------- ----------------- ---------------- --------------------------------
Balance, June 30, 2000                       --        101,102        47,014,621       19,821,310     (20,731,428)      46,205,605

Net income for the year ended
    June 30, 2001                            --             --                --          234,136              --          234,136
                                ---------------- -------------- ----------------- ---------------- --------------------------------
Balance, June 30, 2001                       --        101,102        47,014,621       20,055,446     (20,731,428)      46,439,741


Issuance of common stock                     --             73            15,928               --              --           16,001

Net loss for the year ended
   June 30, 2002                             --             --                --      (11,731,008)             --      (11,731,008)
                                ---------------- -------------- ----------------- ---------------- --------------------------------
Balance, June 30, 2002                 $     --       $101,175       $47,030,549       $8,324,438    $(20,731,428)    $ 34,724,734
                                ================ ============== ================= ================ ===============   ==============


See accompanying Notes to Consolidated Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS



Year ended June 30,                                                                2002                2001               2000
-------------------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
   Net income (loss)                                                      $ (11,731,008)          $ 234,136       $ (1,713,477)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Depreciation and amortization                                         1,389,254           2,954,090          3,332,350
        Impairment of goodwill                                                9,600,000                  --                 --
        Provision for product recall                                            (39,567)             79,303            (17,600)
        Deferred income taxes                                                  (279,941)           (356,668)          (645,048)
        Changes in operating assets and liabilities:
            Accounts receivable, net                                          2,871,037            (852,960)         2,058,901
            Inventories, net                                                  3,878,112            (336,855)           757,644
            Income tax receivable                                              (745,895)                 --          1,635,866
            Other current assets                                                129,086              65,811           (220,047)
            Accounts payable                                                   (416,290)           (212,647)        (1,378,564)
            Accrual for product recall                                         (106,614)           (118,363)          (391,884)
            Other accrued liabilities                                          (717,875)            631,992             30,034
                                                                       -----------------  ------------------ ------------------
      Net cash provided by operating activities                               3,830,299           2,087,839          3,448,175

Cash flows from investing activities:
   Capital expenditures                                                      (3,698,060)           (751,205)          (298,040)
                                                                       -----------------  ------------------ ------------------
      Net cash used in investing activities                                  (3,698,060)           (751,205)          (298,040)

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                   1,246,325                  --                 --
   Proceeds from issuance of common stock                                        16,001                  --
   Payment of long-term debt                                                   (415,440)           (413,313)          (367,206)
   Payment of capital lease obligations                                        (552,146)           (565,751)          (569,679)
   Borrowings under revolving credit agreements                              64,209,225          63,807,625         69,661,053
   Payments under revolving credit agreements                               (64,555,527)        (64,713,027)       (71,893,563)
   Debt issuance costs                                                         (100,242)                 --                 --
                                                                       -----------------  ------------------ ------------------
      Net cash used in financing activities                                    (151,804)         (1,884,466)        (3,169,395)

Net  decrease in cash and equivalents                                           (19,565)           (547,832)           (19,260)
Cash and equivalents at beginning of year                                        20,365             568,197            587,457
                                                                       -----------------  ------------------ ------------------
Cash and equivalents at end of year                                       $         800           $  20,365       $    568,197
                                                                       =================  ================== ==================

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
      Interest                                                               $1,116,711        $  1,431,750       $  1,662,150
      Income taxes                                                           $  658,780        $    154,892       $    252,869




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

USE OF ESTIMATES

         The policies utilized by the Company in the preparation of the consolidated financial statements conform to accounting principles generally accepted in the United States of America, and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

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

CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. Book cash overdrafts on the Company's disbursement accounts totaling $1,348,309 and $1,053,134 at June 30, 2002 and 2001,
respectively, are included in accounts payable.

FOREIGN CURRENCY TRANSACTIONS

         Allied has international sales which are denominated in U.S. dollars, the functional currency for these transactions.

CONCENTRATIONS OF CREDIT RISK

                  The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and historically such losses have been within management's expectations. The Company's customers can be grouped into three main categories: medical equipment distributors, construction contractors and health care institutions. At June 30, 2002 the Company believes that it has no significant concentration of credit risk.

INVENTORIES

         Inventories are stated at the lower of cost, determined using the last-in, first-out ("LIFO") method, or market. If the first-in, first-out method (which approximates replacement cost) had been used in determining cost, inventories would have been $692,128 and $758,770 higher at June 30, 2002 and 2001, respectively. Changes in the LIFO reserve are included in cost of sales. Cost of sales were reduced by $66,642 and $84,000 in fiscal 2002 and 2001, respectively, as a result of LIFO liquidations. Costs in inventory include raw materials, direct labor and manufacturing overhead.

         Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and greater than one year's usage on hand. At June 30, 2002 and 2001 the reserve for obsolete and excess inventory was $4,812,074 and $2,572,967, respectively.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 35 years. Properties held under capital leases are recorded at the present value of the non-cancelable lease payments over the term of the lease and are amortized over the shorter of the lease term or the estimated useful lives of the assets. Expenditures for repairs, maintenance and renewals are charged to income as incurred. Expenditures which improve an asset or extend its estimated useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

GOODWILL

At June 30, 2002 and 2001, the Company has goodwill of $15,979,830 and $25,579,830, resulting from the excess of the purchase price over the fair value of net assets acquired in business combinations. During fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which establishes new accounting and reporting standards for purchase business combinations and goodwill. As provided by SFAS 142, the Company ceased amortizing goodwill on July 1, 2001. During the first half of fiscal 2002, the Company performed the transitional impairment analysis of its goodwill as of the implementation date, following which the Company concluded that there was no impairment of goodwill at July 1, 2001. The Company recently completed the required annual impairment review of its goodwill at June 30, 2002 which due to recent negative events and declining sales and profitability, resulted in a goodwill impairment loss of $9,600,000. The Company intends to perform an impairment review upon the completion of each fiscal year. The results of these annual impairment reviews are highly dependent on management's projection of future results of the Company and there can be no assurance that at the time such reviews are completed a material impairment charge will not be recorded. See Note 3 for additional disclosure.

OTHER ASSETS

         Other assets are primarily comprised of debt issuance costs. These costs are amortized using the effective interest rate method over the life of the related obligations.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company evaluates impairment of long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of. " SFAS 121 requires that long-lived assets and identifiable intangible assets to be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of the assets may not be recoverable. Under SFAS 121, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss will be recognized. No impairment losses of long-lived assets or identifiable intangibles were recorded by the Company for fiscal years ended June 30, 2002 and 2001.

         In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business. SFAS 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules change the criteria to be met to classify an asset as held-for-sale. The new rules also broaden the criteria regarding classification of a discontinued operation. The Company is required to adopt the provisions of SFAS 144 effective July 1, 2002. Adoption of SFAS 144 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash, accounts receivable, accounts payable and debt. The carrying amounts for cash, accounts receivable and accounts payable approximate their fair value due to the short maturity of these instruments. The fair value of long-term debt, excluding capital leases, was $12.0 million and $11.5 million at June 30, 2002 and 2001, respectively, and the related carrying amounts were $11.9 million and $11.4 million, respectively. The Company estimated the fair value of its long-term, fixed-rate debt using a discounted cash flow analysis based on the Company's current borrowing rates for debt with similar maturities.

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

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses for the years ended June 30, 2002, 2001 and 2000 were $622,793, $592,815 and $726,315, respectively.

EARNINGS PER SHARE

         Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are based on the sum of the weighted averaged number of shares of common stock and common stock equivalents outstanding during the year. The weighted average number of basic shares outstanding for the years ended June 30, 2002, 2001 and 2000 was 7,809,266, 7,806,682, and 7,806,682 shares, respectively. The weighted average number of diluted shares outstanding for the years ended June 30, 2002, 2001 and 2000 was 7,809,266, 8,125,699, and

7,806,682 shares, respectively. The dilutive effect of Company's employee's and director's stock option plans are determined by use of the treasury stock method. Employee and director stock option plans are not included as common stock equivalents for earnings per share purposes in fiscal 2002 and 2000 as the impact on the number of shares outstanding would have been anti-dilutive.

EMPLOYEE STOCK-BASED COMPENSATION

         The Company accounts for employee stock options and variable stock awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and its related interpretations. Under APB 25, the Company applies the intrinsic value method of accounting. For employee stock options accounted for using the intrinsic value method, no compensation expense is recognized because the options are granted with an exercise price equal to the market value of the stock on the date of grant.
          Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") prescribes the recognition of compensation expense based on the fair value of options or stock awards determined on the date of grant. Companies that elect to account for stock-based compensation plans in accordance with APB 25 are required to make certain pro forma disclosures as if the fair value method had been utilized. See Note 9 for additional disclosure.

NEW ACCOUNTING STANDARDS

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," that supercedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things. SFAS 145 requires that only gains and losses from the extinguishment of debt that meet the requirements for classification as "Extraordinary Items," as prescribed in Accounting Principles Board Opinion No. 30, should be disclosed as such in the financial statements. Previous guidance required all gains and losses from the extinguishment of debt to be classified as "Extraordinary Items." This portion of SFAS 145 is effective for fiscal years beginning after May 15, 2002, with restatement of prior periods required. In addition, SFAS 145 amends Statement of Financial Accounting Standards No. 13 (SFAS 13), "Accounting for Leases," as it relates to accounting by a lessee for certain lease modifications. Under SFAS 13, if a capital lease is modified in such a way that the change gives rise to a new agreement classified as an operating lease, the asset and obligations are removed, a gain or loss is recognized and the new lease is accounted for as an operating lease. Under SFAS 145, capital leases that are modified so the resulting lease agreement is classified as an operating lease are to be accounted for under the sale-leaseback provisions of Statement of Financial Accounting Standards No. 98 (SFAS 98), "Accounting for Leases." These provisions of SFAS 145 are effective for transactions occurring after May 15, 2002. Adoption of SFAS 145 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

3.       GOODWILL

         For the fiscal year ending June 30, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets" which establishes new accounting and reporting standards for purchase business combinations and goodwill. As provided by SFAS 142, the Company ceased amortizing goodwill on July

1, 2001. The following table summarizes the effect of adoption of SFAS 142 on net income/(loss) and earnings/(loss) per share.

                                                    For the year ended June 30,
                                                2002             2001          2000
                                           --------------    -----------   -----------

Reported net income / (loss)               $  (11,731,008)   $   234,136   $(1,713,477)
Add back:  Goodwill amortization                       --        815,411       815,411
                                           --------------    -----------   -----------
Adjusted net income / (loss)               $  (11,731,008)   $ 1,049,547   $  (898,066)

BASIC AND DILUTED EARNINGS / (LOSS) PER
SHARE:

Reported net earnings / (loss) per share   $        (1.50)   $      0.03   $     (0.22)
Goodwill amortization per share                                                     --
                                                                    0.10          0.10
                                           --------------    -----------   -----------
Adjusted earnings/ (loss) per share        $        (1.50)   $      0.13   $     (0.12)
                                           --------------    -----------   -----------

Summarized goodwill activity for fiscal 2002 is as follows:


Goodwill at June 30, 2001                            $ 25,579,830
Impairment charge                                      (9,600,000)
                                                     ------------

Goodwill at June 30, 2002                            $ 15,979,830
                                                     ============


         As required by SFAS 142, the Company completed its transitional goodwill impairment analysis as of July 1, 2001, for which it concluded that the carrying value of its goodwill was not impaired. The fair value of the Company utilized in the transitional goodwill impairment analysis was estimated using a discounted cash flow approach incorporating the Company's fiscal 2002 plan.

         The Company completed its annual goodwill impairment test during the fourth quarter of the fiscal year ended June 30, 2002. Due to operating inefficiencies, a general slow down in orders, and delivery issues, which led to a drop in market share, operating profits and cash flows were lower than expected during fiscal 2002. Based on that trend, management revised its earnings forecast for fiscal 2003. During the fourth quarter of the fiscal year ended June 30, 2002, the Company recognized a goodwill impairment loss of $9,600,000. The fair value of the Company was estimated using a discounted cash flow approach incorporating its most recent business plan forecasts in the performance of its annual analysis of goodwill impairment.

4.    LSP OXYGEN REGULATOR RECALL

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



         A reconciliation of activity with respect to the Company's product recall is as follows:

                                                         2002           2001           2000           1999
                                                     -----------    -----------    -----------    -----------
Balance, beginning of year                           $   146,181    $   185,241    $   594,725    $        --

Provision for recall established                              --             --             --      1,500,000
Addition to provision for recall                              --         79,303        300,000             --

Reduction to provision for recall                        (39,567)            --       (317,600)            --
Costs incurred related to product retrofitting and
replacement                                             (106,614)      (118,363)      (391,884)      (905,275)
                                                     -----------    -----------    -----------    -----------
Balance, end of year                                       $  --    $   146,181    $   185,241    $   594,725
                                                     ===========    ===========    ===========    ===========

         During the first quarter of fiscal 2000, the Company recorded an additional provision of $0.3 million relative to the regulator recall. The addition represented a provision for additional aluminum regulator inventory not identified as part of the original $1.5 million estimate. The $0.3 million reduction to the provision in fiscal 2000 represented the subsequent disposal of the aluminum regulator inventory on a basis more favorable than originally estimated. During fiscal 2001, the Company recorded an additional provision of $0.1 million for the estimated additional cost to be incurred for product retrofitting and replacement. During fiscal 2002, the provision was reduced by $0.04 million, as the recall is considered complete at June 30, 2002.

         The Company has incurred various legal expenses related to claims associated with the LSP regulator recall. Accordingly, the Company recorded an additional provision for product liability litigation during fiscal 2001 for amounts estimated to be payable by the Company under its self-insurance retention for legal costs associated with defending these claims. These amounts are included along with other legal expenses of the Company as selling, general and administrative expenses. At June 30, 2002, the Company has a litigation cost accrual balance of $0.1 million for legal expense associated to the LSP regulator recall.

         The Company received notification from the FDA that the recall was complete in December 2000. As of June 30, 2002 the Company has incurred $1.5 million for costs associated with the recall and considers expenditures associated with the recall to be complete.

5.    FINANCING

         Long-term debt consisted of the following at June 30,:

                                                                                   2002            2001
                                                                               ------------    ------------
UNSUBORDINATED DEBT
Notes payable to bank or other financial lending institution

      Term loan on real estate -- principal due in varying monthly maturities ranging from $27,714 to $40,518
        with remaining balance due August 1, 2003                              $  3,534,609    $  3,950,049

      Revolving credit facility -- aggregate revolving commitment of
      $15,000,000; principal due at maturity on April 24, 2005                    7,147,203              --

      Revolving credit facility -- aggregate revolving commitment of
      $25,000,000; repaid during fiscal 2002                                             --       7,493,505

      Term loan on capital expenditures -- principal due over 60 months with remaining balance due on April 24, 2005
                                                                                  1,246,325              --

                                                                               ------------    ------------
                                                                                 11,928,137      11,443,554
                                                                               ------------    ------------

SUBORDINATED DEBT

Capital lease obligations                                                           192,425         744,571

                                                                               ------------    ------------
                                                                                 12,120,562      12,188,125
Less -- Current portion of long-term debt, including $192,425 and $744,571 of capital lease obligations at June 30, 2002 and June 30,
2001, respectively                                                               (7,985,406)     (1,169,044)
                                                                               ------------    ------------
                                                                               $  4,135,156    $ 11,019,081
                                                                               ============    ============

         On August 7, 1998, the Company borrowed approximately $5.0 million from a bank. The real estate term loan is collateralized by the Company's St. Louis facility. The real estate term loan requires monthly principal and interest payments of $0.06 million, with a final payment of all principal and interest remaining unpaid due at maturity on August 1, 2003. Interest is fixed at 7.75% annum. Proceeds from the borrowing were used to pay down existing debt, which bore a higher interest rate. The term loan was amended on March 24 and September 1, 1999 resulting in changes to certain debt covenants for which the Company was in compliance at June 30, 2002 and 2001.

         On September 8, 1998, the Company's revolving credit facility with a bank was amended. As amended, the revolving credit facility provides for borrowings up to $25.0 million. The revolving credit facility provided a borrowing base of the lesser of 85% of eligible accounts receivable or $8.0 million plus the lesser of 45% of eligible inventory or $10.0 million, adjusted as deemed appropriate by the bank. At June 30, 2001 $5.0 million was available under the revolving credit facility for additional borrowings. The revolving credit facility accrued interest at the floating reference rate (6.75% at June 30, 2001) plus 0.25%, as defined in the agreement. The amended revolving credit facility also provided the Company with a rate of LIBOR + 2.50%. At June 30, 2001 no portion of the revolving credit facility was subject to the LIBOR provision. The amended revolving credit facility was collateralized by substantially all of the assets of the company. On June 28, 1999, the Company's credit facilities with a bank were further amended. The amendment provided for favorable interest rate reduction, based upon annual profitability, for fiscal years 2001 and 2002. The amendment also extended the maturity date to January 6, 2003 along with a favorable change to certain debt covenants for which the Company was in compliance at June 30, 2001.

         The revolving credit facility also provided for a commitment guarantee up to a maximum of $3.0 million for letters of credit and required a per annum fee of 0.75% on unused letters of credit. At June 30, 2001 and 2000, the Company had no letters of credit outstanding.

         On April 24, 2002, the Company entered into a new credit facility arrangement with LaSalle Bank National Association (the "Bank"). The new credit facility provides for total borrowings up to $19.0 million; consisting of up to $15.0 million through a revolving credit facility and up to $4.0 million under a term loan. The term loan may be drawn against for capital expenditures during the first six months of the term of the credit facility. Repayment of the term loan begins on October 24, 2002, with principal and interest due in equal monthly installments over five years (subject to payment in full at the maturity of the credit facility if that facility is not renewed or extended). The new credit facility is collateralized by substantially all of the assets of the Company. The maturity date of the new facility is April 24, 2005.

         The revolving credit facility provides for a borrowing base of 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $8.0 million, subject to reserves as established by the Bank. At June 30, 2002, $4.8 million was available under the revolving credit facility for additional borrowings. The new credit facility calls for a 0.25% commitment fee payable quarterly based on the average daily unused portion of the revolving credit facility. The revolving credit facility also provides for a commitment guaranty of up to $5.0 million for letters of credit and requires a per annum fee of 1.50% on outstanding letters of credit. At June 30, 2002 the Company had no letters of credit outstanding. Any outstanding letters of credit decreases the amount available for borrowing under the revolving credit facility.

         The entire credit facility accrues interest at the floating reference rate, which is the greater of the Bank's prime rate (plus 0.25% if the Company's fixed charge coverage ratio falls below 1.25 to 1.00) or the Federal Funds rate plus 0.5%. The floating reference rate was 4.75% at June 30, 2002. The credit facility also provides the Company with a rate of LIBOR plus 2.25%, at the Company's option. The optional LIBOR rate may increase or decrease from LIBOR plus 2.00% to LIBOR plus 2.50% based on the Company's fixed charge coverage ratio. The 90 day LIBOR rate was 1.90% at June 30, 2002. At June 30, 2002, $5.6 million of the revolving credit facility was subject to the LIBOR provision. The Company also has the option to swap the interest rate applicable to the term loan for a fixed rate.

         The new credit facility requires lockbox arrangement, which provide for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the new credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's Emerging Issues Task Force Issue 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 25, 2005. Additionally, the Bank has not notified the Company of any indication of a MAE at June 30, 2002.

         Under the terms of the new credit facility, the Company is required to be in compliance with certain financial covenants pertaining to stockholders' equity, capital expenditures and net income. At June 30, 2002, the Company was in violation of its EBITDA (net income after taxes, plus interest expense, income tax expense, and depreciation and amortization) covenant, and its fixed charge coverage ratio covenant, which were waived by the bank in a letter dated on September 25, 2002. See Note 15 for further discussion. Additionally, the terms of the new credit facility restrict the Company from the payment of dividends on any class of its stock.

         Proceeds of $8.0 million received under the new credit facility were utilized to repay the entire amount outstanding under the Company's previous revolving credit facility. The previous credit facility was thereby terminated.

         Aggregate maturities of long-term debt, excluding capital leases, for each of the three fiscal years subsequent to June 30, 2002 are as follows, assuming that the Company's bank does not claim a MAE with respect to the revolving credit facility. While the revolving credit facility is classified as a current liability, it is not expected to mature until 2005.

Fiscal                    Revolving           Real Estate         Capital Expenditure
  Year              Credit Facility             Term Loan                   Term Loan                 Total
------              ---------------           -----------         -------------------           -----------

2003                    $        --           $   458,829               $   186,949             $   645,778
2004                             --             3,075,780                   249,265               3,325,045
2005                      7,147,203                    --                   810,111               7,957,314


                        -----------           -----------               -----------             -----------
                        $ 7,147,203           $ 3,534,609               $ 1,246,325             $11,928,137
                        ===========           ===========               ===========             ===========

6.       LEASE COMMITMENTS

         The Company leases certain of its manufacturing equipment under non-cancelable lease agreements. These agreements extend for a period of 12 months and contain purchase or renewal options on a month-to-month basis. The leases are reflected in the consolidated financial statements as capitalized leases in accordance with the requirements of Statement of Financial Accounting Standards No. 13 ("SFAS 13"), "Accounting for Leases". In addition, the Company leases certain office equipment under non-cancelable operating leases.

         Minimum lease payments under long-term capital leases and operating leases at June 30, 2002 are as follows:

                                                                        Capital   Operating
     Fiscal Year                                                         Leases      Leases
     -----------                                                      ---------   ---------

      2003                                                            $ 198,839   $ 248,705
      2004                                                                   --     136,990
      2005                                                                   --      36,467
      2006                                                                   --      28,068
      2007                                                                   --      16,373
                                                                      ---------   ---------
      Total minimum lease payments                                      198,839   $ 466,603
                                                                      ---------   =========

      Less amount representing interest                                 (6,414)
                                                                      ---------
      Present value of future net minimum lease payments, including
      current portion of $192,425                                     $ 192,425
                                                                      =========

         Rental expense incurred on operating leases in fiscal 2002, 2001, and 2000 totaled $489,154, $658,426 and $678,888, respectively.

7.   INCOME TAXES

         The provision (benefit) for income taxes consists of the following:

                                        2002           2001          2000
                                    -----------    -----------    -----------

Current:
       Federal                      $(1,014,479)   $   528,560    $   (49,915)
       State                                 --             --             --
                                    -----------    -----------    -----------
       Total current                 (1,014,479)       528,560        (49,915)
                                    -----------    -----------    -----------
Deferred:
       Federal                         (124,267)      (110,410)      (561,137)
       State                           (155,674)      (246,258)       (83,911)
                                    -----------    -----------    -----------
       Total deferred                  (279,941)      (356,668)      (645,048)
                                    -----------    -----------    -----------
                                    $(1,294,420)   $   171,892    $  (694,963)
                                    ===========    ===========    ===========

         Income taxes were 9.9%, 42.3%, and 28.9% of pre-tax earnings (losses) in 2002, 2001, and 2000, respectively. The Company reversed $0.3 million in deferred tax valuation allowances during fiscal 2001 pursuant to the Company's reassessment of the underlying deferred tax assets and determination that it is more likely than not that the deferred tax assets will be fully utilized. A reconciliation of income taxes, with the amounts computed at the statutory federal rate is as follows:

                                                    2002            2001           2000
                                                 -----------    -----------    -----------

Computed tax at federal statutory rate           $(4,428,646)   $   138,050    $  (818,869)
State income taxes, net of federal tax benefit       (88,959)        43,779        (55,381)
Non deductible goodwill                            3,264,000        277,240        277,240
Change in valuation allowance                             --       (325,391)            --
Other, net                                           (40,815)        38,214        (97,953)
                                                 -----------    -----------    -----------
Total                                            $(1,294,420)   $   171,892    $  (694,963)
                                                 ===========    ===========    ===========

         The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of June 30, 2002 and 2001 are as follows:

                                                         2002                           2001
                                                         ----                           ----
                                              Deferred      Deferred Tax      Deferred      Deferred Tax
                                             Tax Assets      Liabilities     Tax Assets      Liabilities
                                             ----------     ------------     ----------     ------------
Current:
         Bad debts                           $  175,500     $         --     $  236,228      $        --
         Accrued liabilities                    319,868               --        328,817               --
         Inventory                              192,042               --             --          646,275
         Other property basis                    58,500               --        450,683               --
                                             ----------     ------------     ----------     ------------
                                                745,910               --      1,015,728          646,275
                                             ----------     ------------     ----------     ------------

Non Current:
         Depreciation                                --          131,295        107,753               --
         Other property basis                        --          125,116             --          147,192
         Intangible assets                      158,480               --        176,737               --
         Net operating loss carryforward        302,059               --        170,998               --
         Other                                       --          103,636             --          111,288
                                             ----------     ------------     ----------     ------------
                                                460,539          360,047        455,488          258,480
                                             ----------     ------------     ----------     ------------

                                             ----------     ------------     ----------     ------------
Total deferred taxes                         $1,206,449     $    360,047     $1,471,216     $    904,755
                                             ==========     ============     ==========     ============

8.       RETIREMENT PLAN

         The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code to certain eligible salaried employees. Each employee may elect to enter a written salary deferral agreement under which a portion of such employee's pre-tax earnings may be contributed to the plan.

         During the fiscal years ended June 30, 2002, 2001 and 2000, the Company made contributions of $252,997, $234,472, and $296,134, respectively.

9.       STOCKHOLDERS' EQUITY

         The Company has established a 1991 Employee Non-Qualified Stock Option Plan, a 1994 Employee Stock Option Plan, and a 1999 Incentive Stock Plan (collectively the "Employee Plans"). The Employee Plans provide for the granting of options to the Company's executive officers and key employees to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 1,800,000 shares of common stock may be granted under the Employee Plans. Options generally become exercisable ratably over a four year period or one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the first or second anniversary of the date granted, except certain options granted under the 1994 Employee Stock Option Plan which become exercisable when the fair market value of the common stock exceeds required levels. The right to exercise the options expires in ten years, from the date of grant, or earlier if an option holder ceases to be employed by the Company.

         In addition, the Company has established a 1991 Directors Non-Qualified Stock Option Plan and a 1995 Directors Non-Qualified Stock Option Plan (collectively the "Directors Plans"). The Directors Plans provide for the granting of options to the Company's directors who are not employees of the Company to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 250,000 shares of common stock may be granted under the Directors Plans. Options shall become exercisable with respect to one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the second anniversary of the date granted, except for certain options granted under the 1995 Directors Non-Qualified Stock Option Plan which become exercisable with respect to all of the shares covered thereby one year after the grant date. The right to exercise the options expires in ten years from the date of grant, or earlier if an option holder ceases to be a director of the Company.

         A summary of stock option transactions in 2002, 2001 and 2000, respectively, pursuant to the Employee Plans and the Directors Plans is as follows:



                                                  Weighted Average          Shares Subject
                                                             Price               To Option
                                             ----------------------      ------------------

      June 30, 1999                                          $7.13                 529,750
          Options granted                                     2.00                 567,500
          Options exercised                                                             --
          Options canceled                                    7.89               (329,500)
                                                                         ------------------
      June 30, 2000                                          $3.50                 767,750
                                                                         ------------------
      Exercisable at June 30, 2000                                                 227,000
                                                                         ==================

      June 30, 2000                                          $3.50                 767,750
          Options granted                                     3.17                  95,500
          Options exercised                                                             --
          Options canceled                                    3.04                (67,850)
                                                                         ------------------
      June 30, 2001                                          $3.50                 795,400
                                                                         ------------------
      Exercisable at June 30, 2001                                                 369,025
                                                                         ==================

      June 30, 2001                                          $3.50                 795,400
          Options granted                                     3.40                  35,500
          Options exercised                                   2.21                 (7,250)
          Options canceled                                    6.43                (27,350)
                                                                         ------------------
      June 30, 2002                                          $3.41                 796,300
                                                                         ------------------
      Exercisable at June 30, 2002                                                 525,675
                                                                         ==================

         The following table provides additional information for options outstanding and exercisable at June 30, 2002.

OPTIONS OUTSTANDING

                                                           Weighted Average          Weighted Average
Range of Prices                        Number                Remaining Life            Exercise Price
--------------------         -----------------        ----------------------     ---------------------

$  1.00-1.99                           14,250                     6.8 years                     $1.88
2.00                                  542,000                     7.3 years                      2.00
2.01-6.99                             126,500                     8.2 years                      3.81
7.00-7.99                              66,000                     5.4 years                      7.50
8.00-18.50                             47,550                     2.8 years                     13.16
                             -----------------

$1.00-18.50                           796,300                     7.0 years                     $3.41

OPTIONS EXERCISABLE

                                                            Weighted Average
Range of Prices                         Number                Exercise Price
--------------------         -----------------        ----------------------

$  1.00-1.99                            6,750                         $1.88
2.00                                  372,625                          2.00
2.01-6.99                              46,000                          4.58
7.00-7.99                              52,750                          7.48
8.00-18.50                             47,550                         13.16
                             -----------------

$1.00-18.50                           525,675                        $ 3.79

         The Company has elected to follow the provisions prescribed by APB 25 and its related interpretations, for financial reporting purposes, whereby the difference between the exercise price and the fair value at the date of grant is recognized as compensation expense.

         The Company has elected to follow the disclosure provisions of SFAS No,
123. Accordingly, no compensation expense has been recognized for the plans under the provisions of SFAS No. 123. Had compensation cost for the plans been determined based upon the fair value at the grant date for employee awards under the Plan consistent with the methodology prescribed under SFAS No. 123, the Company's net loss would have been increased or decreased, respectively, to the following pro forma amount (in thousands, except per share).


                                                                     2002                  2001                   2000
                                                          ----------------    ------------------    -------------------

Reported net income/( loss)                                     $(11,731)                  $234               $(1,713)
Pro forma net income/(loss)                                     $(11,925)                   $45               $(1,918)
Basic and diluted earnings per share -  as reported               $(1.50)                 $0.03                $(0.22)
Basic and diluted earnings per share - pro forma                  $(1.53)                 $0.01                $(0.25)

         The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                     2002                  2001                   2000
                                                          ----------------    ------------------    -------------------

Expected life of option                                          10 years              10 years               10 years
Risk-free interest rate                                             4.87%                 5.00%                  5.90%
Expected volatility                                                   47%                   49%                    50%
Expected dividend yield                                                0%                    0%                     0%

The weighted-average fair value of options granted during fiscal 2002, 2001 and 2000 determined using the Black-Scholes options pricing model is as follows:

                                                                     2002                  2001                   2000
                                                          ----------------    ------------------    -------------------

Per share value                                                     $2.22                 $2.20                  $1.38
Aggregate value (in thousands)                                        $79                  $210                   $780

STOCKHOLDER RIGHTS PLAN

         The Board of Directors adopted a Stockholder Rights Plan in 1996 that would permit stockholders to purchase common stock at prices substantially below market value under certain change-in-control scenarios. At June 30, 2001 , no common stock has been purchased under this plan.

10.    EXPORT SALES

         Export sales for the years ended June 30, 2002, 2001, and 2000 are approximately as follows (in thousands):

                                    2002             2001            2000
                            -------------    -------------    ------------

Europe                            $1,400           $1,500          $2,100
Canada                             1,300            1,500           1,800
Latin America                      2,900            3,200           3,900
Middle East                        1,100            1,200           1,300
Far East                           2,300            4,200           2,600
Other                                800            2,100             900
                            -------------    -------------    ------------
                                  $9,800          $13,700         $12,600
                            =============    =============    ============

11.    SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                                                     June 30,
                                                                                        2002                    2001
                                                                                 ---------------------    --------------------
INVENTORIES
       Work in progress                                                                 $     541,855           $     922,781
       Component parts                                                                     13,176,743              13,829,587
       Finished goods                                                                       4,294,397               4,899,632
       Reserve for obsolete and excess inventory                                           (4,812,074)             (2,572,967)
                                                                                 ---------------------    --------------------
                                                                                        $  13,200,921           $  17,079,033
                                                                                 =====================    ====================

                                                                    Estimated
                                                                   Useful Life
                                                                     (years)
PROPERTY, PLANT AND EQUIPMENT
       Machinery and equipment                                        5-10                $19,161,575             $15,670,224
       Buildings                                                      28-35                11,935,298              11,928,686
       Land and land improvements                                      5-7                    934,216                 934,216
       Property held under capital leases                               5                          --               4,518,761
                                                                                 ---------------------    --------------------

       Total property, plant and equipment at cost                                         32,031,089              33,051,887
       Less accumulated depreciation and amortization,
          including $0 and $4,260,952, respectively,
          related to property held under  capital leases                                 (18,802,932)            (22,159,619)
                                                                                 ---------------------    --------------------

                                                                                          $13,228,157             $10,892,268
                                                                                 =====================    ====================

OTHER ACCRUED LIABILITIES
       Accrued compensation expense                                                        $1,301,203              $1,114,128
       Accrued interest expense                                                                26,849                  89,468
       Accrued income tax                                                                     830,503               1,621,785
       Other                                                                                  439,585                 490,634
                                                                                 ---------------------    --------------------
                                                                                           $2,598,140              $3,316,015
                                                                                 =====================    ====================

12.    COMMITMENTS AND CONTINGENCIES

         The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In March through June 2000, the FDA conducted an inspection of the Company's St. Louis facility and provided a written report, known as an "FDA Form 483" or simply a "483," citing FDA observations concerning GMP compliance and quality control issues applicable to demand valves, emergency ventilators, circumcision clamps, and regulators. The Company provided a written response to the FDA and in August 2000, the FDA issued a warning letter and requested that the Company clarify and supplement its responses to the 483 observations. As a result, the Company submitted to the FDA a written supplemental response and defined actions to address the FDA concerns. The Company met with the FDA at their Kansas City field office in March 2001 to discuss the responses and actions. From October 27, 2001 to November 19, 2001 the FDA conducted a follow-up inspection to the June 2000 inspection. On January 23, 2002, the FDA released a copy of the establishment report (EIR) for the October 27, 2001 to November 19, 2001 inspection and has indicated that the inspection is closed. The Company intends to continue to conduct business in such a manner as to avert any FDA action seeking to interrupt or suspend manufacturing or require any recall or modification of products.

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

13.    SEGMENT INFORMATION

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

14.    QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data for fiscal 2002 and 2001 appears below (all amounts in thousands except per share data):

                                 June 30,  March 31,   Dec. 31,   Sept. 30,    June 30,   March 31,   Dec. 31,   Sept. 30,
Three months ended,                  2002       2002       2001        2001        2001        2001       2000        2000
--------------------------------------------------------------------------------------------------------------------------
Net sales                        $ 15,683    $15,188    $15,398   $  14,146    $ 16,556   $  16,643    $16,709    $ 15,020
Gross profit                          567      3,391      3,627       2,831       4,705       4,175      4,176       3,607
Income (loss) from operations     (12,177)       325        454        (532)      1,014         598        418         (20)
Net income (loss)                 (11,347)        29         97        (510)        631          40        (90)       (347)
Basic and diluted earnings       $  (1.44)   $  0.00    $  0.01   $   (0.07)   $   0.08   $    0.01    $ (0.01)   $  (0.04)
 (loss) per share


15.      SUBSEQUENT EVENTS

         On September 25, 2002, the Company received a waiver from the Bank for its covenant violations pertaining to its fixed charge ratio and the earnings before interest, taxes, depreciation, and amortization ratio (EBITDA), which the Company was in default of on June 30, 2002.

         On September 26, 2002, the Bank further amended the Company's credit facility (the amended credit facility). Under the terms of the amended credit facility, the interest rate on each loan outstanding at an Event of Default, as defined in the amended credit facility, will bear interest at the rate of 2.00% per annum in excess of the interest rate otherwise payable thereon and interest payments will be payable on demand. The Bank amended various financial covenants in conjunction with the amended credit facility to include a quarterly fixed coverage charge ratio and EBITDA ratio through June 30, 2003, which are adjusted to measurement on an annual basis beginning on July 1, 2003. In addition, the outstanding loans under the amended credit facility will bear interest at an annual interest rate of 0.75% plus the Bank's prime rate and the Company shall not have the option to elect a LIBOR rate of interest for its outstanding borrowings. The Company's per annum fee on any outstanding letters of credit under the amended credit facility will be 2.50%. The borrowing period under the term loan for capital expenditures, which will represent 80% of the purchase price of the related equipment, has been extended to eight months from the date of the original credit facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         A definitive proxy statement is expected to be filed with the Securities and Exchange Commission on or about October 7, 2002. The information required by this item is set forth under the caption "Election of Directors", under the caption "Executive Officers", and under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement, which information is incorporated herein by reference thereto.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is set forth under the caption "Executive Compensation" in the definitive proxy statement, which information is incorporated herein by reference thereto.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement, which information is incorporated herein by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

1.  FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company and its subsidiaries are included in response to Item 8:

                  Consolidated Statement of Operations for the years ended
                     June 30, 2002, 2001, and 2000

                  Consolidated Balance Sheet at June 30, 2002 and 2001

                  Consolidated Statement of Changes in Stockholders' Equity for
                     the years ended June 30, 2002, 2001 and 2000

                  Consolidated Statement of Cash Flows for the years ended
                     June 30, 2002, 2001 and 2000

                  Notes to Consolidated Financial Statements

                  Report of Independent Accountants

2.   FINANCIAL STATEMENT SCHEDULE

                  Valuation and Qualifying Accounts and Reserves for the Years
                      Ended June 30, 2002, 2001 and 2000

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.   EXHIBITS

         The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

4.   REPORTS ON FORM 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ALLIED HEALTHCARE PRODUCTS, INC.
                                  By:

                                  /s/ Earl R. Refsland
                                  ----------------------------------------------
                                  Earl R. Refsland
                                  President and Chief Executive Officer

                                  /S/ Daniel C. Dunn
                                  ----------------------------------------------
                                  Daniel C. Dunn
                                  Vice President, Chief Financial Officer, and
                                  Secretary


Dated :  September 27, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 27, 2002.

SIGNATURES                                TITLE

*                                         Chairman of the Board
---------------------------------
John D. Weil

*                                         President, Chief Executive Officer and Director
                                          (Principal Executive Officer)
---------------------------------
Earl R. Refsland


*                                         Director
---------------------------------
William A. Peck


*                                         Director
---------------------------------
Brent D. Baird


*
---------------------------------
James B. Hickey, Jr.                      Director




* By:      /s/ Earl R. Refsland
           Earl R. Refsland
           Attorney-in-Fact

------------
* Such signature has been affixed pursuant to the following Power of Attorney.

                                 CERTIFICATIONS

I, Earl R. Refsland, President and Chief Executive Officer of Allied Healthcare Products, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of Allied Healthcare Products, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date: September 30, 2002

s/ Earl R. Refsland
-------------------
Earl R. Refsland,
President and Chief Executive Officer

I, Daniel C. Dunn, Vice President-Finance and Chief Financial Officer of Allied Healthcare Products, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of Allied Healthcare Products, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date: September 30, 2002

s/ Daniel C. Dunn
-----------------
Daniel C. Dunn,
Vice President-Finance and Chief Financial Officer

                        ALLIED HEALTHCARE PRODUCTS, INC.

            RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A                      COLUMN B                     COLUMN C                   COLUMN D                COLUMN E
------------------------------------------------------------------------------------------------------------------------------
                                  BALANCE AT          CHARGED TO           CHARGED TO
                                BEGINNING OF               COSTS     OTHER ACCOUNTS -      DEDUCTIONS -         BALANCE AT END
DESCRIPTION                           PERIOD        AND EXPENSES             DESCRIBE          DESCRIBE              OF PERIOD
------------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED JUNE 30, 2002

Reserve For
Doubtful Accounts                 $(605,714)          $(171,412)                               $327,126    (1)      $($450,000)

Inventory Allowance
For Obsolescence
And Excess Quantities           $(2,572,967)        $(3,216,916)                               $977,809    (2)     $(4,812,074)

--------------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED JUNE 30, 2001

Reserve For
Doubtful Accounts                 $(882,874)          $(259,997)                               $537,157    (1)       $(605,714)

Inventory Allowance
For Obsolescence
And Excess Quantities           $(2,894,610)          $(149,000)                               $470,643    (2)     $(2,572,967)

--------------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED JUNE 30, 2000

Reserve For
Doubtful Accounts                 $(834,883)           $(68,667)                                $20,676    (1)       $(882,874)

Inventory Allowance
For Obsolescence
And Excess Quantities           $(1,936,402)          $(958,208)                                     --            $(2,894,610)

--------------------------------------------------------------------------------------------------------------------------------

(1)      Decrease due to bad debt write-offs and  recoveries.

(2)      Decrease due to disposal of obsolete inventory.

                                INDEX TO EXHIBITS

EXHIBIT
NO.            Description
---            -----------

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

10.22          Form of Indemnification Agreement with officers and directors (filed with the Commission as exhibit 10.22 to the 2001 form 10-K and incorporated herein by reference)

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

10.28          Agreement between Allied Healthcare Products, Inc. Medical Products Division and District
               No. 9 International Association of Machinists and Aerospace Workers dated August 1, 2000 through May 31, 2003 (filed with the Commission as exhibit 10.29 to the 2000 form 10-K and incorporated herein by reference)

10.29          Letter Agreement dated July 2, 2001 between Allied Healthcare Products, Inc. and Daniel C.
               Dunn (filed with the Commission as exhibit 10.29 to the 2001 form 10-K and incorporated herein by reference)

10.30          Loan and security agreement dated April 24, 2002 between the Company and LaSalle Bank
               National Association, including form of notes (filed with the Commission as exhibit 10.1 to quarterly report on form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference)

   21          Subsidiaries of the Registrant (filed with the Commission as exhibit 21 to the 2000 form 10-K and incorporated herein by reference)

   23          Consent of PricewaterhouseCoopers LLP

   24          Powers of Attorney

 99.1          Certification under Section 906 of Sarbanes-Oxley by Chief Executive Officer

 99.2          Certification under Section 906 of Sarbanes-Oxley by Chief Financial Officer