Form 10-Q
period 2002-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2002-11-14
CIK 874710

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934


For the quarterly period ended September 30, 2002

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Action of 1934

For the transition period from ___ to ___


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


         The number of shares of common stock outstanding at November 14, 2002 is 7,813,932 shares

                                      INDEX



                                                                                                                  Page
                                                                                                                  Number
                                                                                                                  ------
Part I -       Financial Information

               Item 1.          Financial Statements
                                Consolidated Statement of Operations -                                            3
                                three months ended September 30,
                                2002 and 2001 (Unaudited)

                                Consolidated Balance Sheet -                                                      4 - 5
                                September 30, 2002  (Unaudited) and
                                June 30, 2002 (Unaudited)

                                Consolidated Statement of Cash Flows -                                            6
                                Three months ended September 30, 2002 and 2001
                                (Unaudited)

                                Notes to Consolidated Financial Statements                                        7 - 9

               Item 2.          Management's Discussion and Analysis of                                           10 - 12
                                Financial Condition and Results of Operations

               Item 3.          Quantitative and Qualitative Disclosure                                           12
                                about Market Risk

               Item 4.          Controls and Procedures                                                           13

Part II -      Other Information

               Item 5.          Other Information                                                                 14

               Item 6.          Exhibits and Reports on Form 8-K                                                  14

                                Signatures & Certification                                                        14 - 18





SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         Statements contained in this Report, which are not historical facts or information, are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, and specific matters which relate directly to the Company's operations and properties as discussed the Company's annual report on Form 10-K for the year ended June 30, 2002. The Company cautions that any forward-looking statements contained in this report reflects only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                              -------------------------------
                                                                                2002                 2001
                                                                              ----------           ----------
Net sales                                                                    $15,240,671          $14,145,711
Cost of sales                                                                 12,056,992           11,315,036
                                                                              ----------           ----------
Gross profit                                                                   3,183,679            2,830,675
Selling, general and administrative expenses                                   3,323,444            3,362,979
                                                                              ----------           ----------
Loss  from operations                                                           (139,765)            (532,304)
Other expenses:
Interest                                                                         223,934              301,593
Other, net                                                                        12,544               16,247
                                                                              ----------           ----------
                                                                                 236,478              317,840
                                                                              ----------           ----------
Loss before benefit for income taxes                                            (376,243)            (850,144)

Benefit for income taxes                                                        (135,845)            (340,058)
                                                                              ----------           ----------
Net loss                                                                       ($240,398)           ($510,086)
                                                                              ==========           ==========
Basic and diluted loss per share                                                  ($0.03)              ($0.07)
                                                                              ==========           ==========
Weighted average shares outstanding - basic and diluted                        7,813,932            7,806,682




          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (UNAUDITED)



                                                                                        SEPTEMBER 30,             JUNE 30,
                                                                                            2002                   2002
                                                                                         -----------            -----------
Current assets:
   Cash                                                                                  $     7,294            $       800
   Accounts receivable, net of allowance for doubtful
     accounts of $450,000 and $450,000, respectively                                       8,195,598              8,524,187
   Inventories, net                                                                       13,348,542             13,200,921
   Deferred income taxes                                                                     745,910                745,910
   Income tax receivable                                                                     745,895                745,895
   Other current assets                                                                      435,591                163,510
                                                                                         -----------            -----------
     Total current assets                                                                 23,478,830             23,381,223
                                                                                         -----------            -----------
   Property, plant and equipment, net                                                     13,039,130             13,228,157
   Deferred income taxes                                                                     100,492                100,492
   Goodwill, net                                                                          15,979,830             15,979,830
   Other assets, net                                                                         168,949                180,536
                                                                                         -----------            -----------
     Total assets                                                                        $52,767,231            $52,870,238
                                                                                         ===========            ===========




          See accompanying Notes to Consolidated Financial Statements.

                                   (CONTINUED)

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                         SEPTEMBER 30,               JUNE 30,
                                                                                              2002                     2002
                                                                                          ------------             ------------
Current liabilities:
   Accounts payable                                                                       $  2,599,481             $  3,426,802
   Current portion of long-term debt                                                         8,604,458                7,985,406
   Other current liabilities                                                                 2,630,202                2,598,140
                                                                                          ------------             ------------
     Total current liabilities                                                              13,834,141               14,010,348
                                                                                          ------------             ------------
Long-term debt                                                                               4,448,754                4,135,156
                                                                                          ------------             ------------
Commitments and contingencies

Stockholders' equity:
 Preferred stock; $0.01 par value; 1,500,000 shares
   authorized; no shares issued and outstanding; which
   includes Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding
 Common stock; $0.01 par value; 30,000,000 shares
   authorized; 7,813,932 and 7,813,932 shares
   issued and outstanding at September 30, 2002,
   and June 30, 2002, respectively                                                             101,175                  101,175
Additional paid-in capital                                                                  47,030,549               47,030,549
Common stock in treasury, at cost                                                          (20,731,428)             (20,731,428)
Retained earnings                                                                            8,084,040                8,324,438
                                                                                          ------------             ------------
     Total stockholders' equity                                                             34,484,336               34,724,734
                                                                                          ------------             ------------
     Total liabilities and stockholders' equity                                           $ 52,767,231             $ 52,870,238
                                                                                          ============             ============



          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                                                September 30,
                                                                   -------------------------------------
                                                                       2002                     2001
                                                                   ------------             ------------

Cash flows from operating activities:
   Net loss                                                        ($   240,398)            ($   510,086)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                      359,454                  511,333

Changes in operating assets and liabilities:
     Accounts receivable, net                                           328,589                1,812,854
     Inventories, net                                                  (147,621)                (118,369)
     Other current assets                                              (272,081)                 134,475
     Accounts payable                                                  (827,321)              (1,400,151)
     Other current liabilities                                           32,062                 (770,698)
                                                                   ------------             ------------
     Net cash used in  operating activities                            (767,316)                (340,642)
                                                                   ------------             ------------
Cash flows from investing activities:
   Capital expenditures                                                (158,840)                (338,518)
                                                                   ------------             ------------
     Net cash used in investing activities                             (158,840)                (338,518)
                                                                   ------------             ------------
Cash flows from financing activities:
   Payments of capital lease obligations                               (115,455)                 (17,284)
   Payments of long-term debt                                          (110,735)                (104,154)
   Borrowings under revolving credit agreement                       16,819,035               16,927,000
   Payments under revolving credit agreement                        (15,660,195)             (16,106,948)
                                                                   ------------             ------------
Net cash  provided by financing activities                              932,650                  698,614
                                                                   ------------             ------------
Net increase in cash and equivalents                                      6,494                   19,454
Cash and equivalents at beginning of period                                 800                   20,365
                                                                   ------------             ------------
Cash and equivalents at end of period                              $      7,294             $     39,819
                                                                   ============             ============



          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Unaudited Consolidated Financial Statements

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K for the year ended June 30, 2002.


2.       Inventories

         Inventories are comprised as follows (Unaudited):


                                                       SEPTEMBER 30, 2002          JUNE 30, 2002
                                                       ------------------          -------------
Work-in progress                                           $    886,477             $    541,855
Component Parts                                              12,706,839               13,176,743
Finished Goods                                                4,190,458                4,294,397
Reserve for obsolete and excess
inventory                                                    (4,435,232)              (4,812,074)
                                                           ------------             ------------
                                                           $ 13,348,542             $ 13,200,921
                                                           ============             ============


3.       Earnings per share

         Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of basic and diluted shares outstanding for the three months ended September 30, 2002 and 2001 was 7,813,932 and 7,806,682 shares, respectively.


4.       New Accounting Standards

            In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business. SFAS 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules change the criteria to be met to classify an asset as held-for-sale. The new rules also broaden the criteria regarding classification of a discontinued operation. The Company was required to adopt the provisions of SFAS 144 effective July 1, 2002. Adoption of SFAS 144 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

             In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Cost Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit an Activity (including Certain Cost Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit of disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

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


6.         Financing Agreement Amendment

            On April 24, 2002, the Company entered into a new credit facility arrangement with LaSalle Bank National Association (the "Bank"). The credit facility provides for borrowings up to $19.0 million; up to $15.0 million through a revolving credit facility and up to $4.0 million under a term loan. The term loan may be drawn against for capital expenditures during the first six months of the term of the credit facility.

         On September 26, 2002, the Bank amended the Company's credit facility (the amended credit facility). The Bank amended various financial covenants in conjunction with the amended credit facility to include a quarterly fixed coverage charge ratio and EBITDA ratio through June 30, 2003, which are adjusted to measurement on an annual basis beginning on July 1, 2003. At September 30, 2002, the Company was in compliance with its financial covenants under the amended credit facility. In addition, the outstanding loans under the amended credit facility will bear interest at an annual interest rate of 0.75% plus the Bank's prime rate and the Company will no longer have an option to elect a LIBOR rate of interest for its outstanding borrowings. The Company's per annum fee on any outstanding letters of credit under the amended credit facility will be 2.50%. Under the terms of the amended credit facility, the interest rate on each loan outstanding at an Event of Default, as defined in the amended credit facility, will bear interest at the rate of 2.00% per annum in excess of the interest rate otherwise payable thereon and interest payments will be payable on demand. The borrowing period under the term loan for capital expenditures, which represent 80% of the purchase price of the related equipment, has been extended to eight months from the date of the original credit facility.

             The Company's credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the new credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's Emerging Issues Task Force Issue 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities , condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 25, 2005. Additionally, the Bank has not notified the Company of any indication of a MAE at September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001.

         Allied had net sales of $15.2 million for the three months ended September 30, 2002, up $1.1 million, or 7.7%, from net sales of $14.1 million in the prior year same quarter. The increase in sales is primarily a result of increased shipments resulting from improvements in production performance from the prior year. Sales in the first quarter of the prior year were also impacted by a delay in orders released for shipment following the events of September 11, 2001.

         Gross profit for the three months ended September 30, 2002 was $3.2 million, or 20.9% of net sales compared to $2.8 million, or 20.0% of net sales for the three months ended September 30, 2001. The Company is continuing to review and improve operations to improve productivity and lower manufacturing and product cost.

         Selling, general and administrative expenses for the three months ended September 30, 2002 were $3.3 million, a net decrease of $0.1 million, or 1.2%, from $3.4 million for the three months ended September 30, 2001. This decrease is attributable to a $0.1 million reduction in lease amortization on the Company's computer systems, a $0.1 million reduction in payments to outside consultants, and a $0.1 million reduction in other selling, general and administrative expenses. However, these savings were largely offset by a $0.2 million dollar increase in insurance cost. This increase in insurance cost is the result of price increases in the insurance market, and product liability claims experienced by the Company in prior years.

         Loss from operations was $0.1 million for the three months ended September 30, 2002 compared to a $0.5 million loss for the three months ended September 30, 2001. Interest expense was $0.2 million for the three months ended September 30, 2002 compared to $0.3 million for the three months ended September 30, 2001. Allied had a loss before benefit for income taxes in the first quarter of fiscal 2002 of $0.4 million compared to a loss before benefit for income taxes of $0.9 million for the first quarter of fiscal 2001. The Company recorded a tax benefit of $0.1 million and $0.3 million for the three-month periods ended September 30, 2002 and 2001, respectively.

         In fiscal 2003, the net loss for the first quarter was $0.2 million, or $0.03 per basic and diluted share compared to a net loss of $0.5 million or $0.07 per basic and diluted share for the first quarter of fiscal 2002. The weighted average number of common shares outstanding used in the calculation of basic and diluted earnings per share for the first quarters of fiscal 2003 and fiscal 2002 was 7,813,932 and 7,806,682 shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

         Working capital increased to $9.6 million at September 30, 2002 compared to $9.4 million at June 30, 2002. The increase was primarily due to a decrease in accounts payable, partially offset by an increase in the current portion of long-term debt.

         On April 24, 2002, the Company entered into a new credit facility arrangement with LaSalle Bank National Association (the "Bank"). The credit facility provides for borrowings up to $19.0 million; up to $15.0 million through a revolving credit facility and up to $4.0 million under a term loan. The term loan may be drawn against for capital expenditures during the first six months of the term of the credit facility.

         On September 26, 2002, the Bank amended the Company's credit facility (the amended credit facility). The Bank amended various financial covenants in conjunction with the amended credit facility to include a quarterly fixed coverage charge ratio and EBITDA ratio through June 30, 2003, which are adjusted to measurement on an annual basis beginning on July 1, 2003. At September 30, 2002, the Company was in compliance with its financial covenants under the amended credit facility. In addition, the outstanding loans under the amended credit facility will bear interest at an annual interest rate of 0.75% plus the Bank's prime rate and the Company will no longer have an option to elect a LIBOR rate of interest for its outstanding borrowings. The Company's per annum fee on any outstanding letters of credit under the amended credit facility will be 2.50%. Under the terms of the amended credit facility, the interest rate on each loan outstanding at an Event of Default, as defined in the amended credit facility, will bear interest at the rate of 2.00% per annum in excess of the interest rate otherwise payable thereon and interest payments will be payable on demand. The borrowing period under the term loan for capital expenditures, which represent 80% of the purchase price of the related equipment, has been extended to eight months from the date of the original credit facility.

         The Company's credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the new credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's Emerging Issues Task Force Issue 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities , condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 25, 2005. Additionally, the Bank has not notified the Company of any indication of a MAE at September 30, 2002.

         At September 30, 2002, $9.6 million was outstanding against this facility and $4.2 million was available to borrow from the line based on collateral requirements.

         Inflation has not had a material effect on the Company's business or results of operations.

LITIGATION AND CONTINGENCIES

         The Company becomes, from time to time, a party to personal injury litigation arising out of incidents involving the use of its products. More specifically there have been a number of lawsuits filed against the Company alleging that its aluminum oxygen pressure regulator, marketed under its Life Support Products label, has caused fires that have led to personal injury. The Company believes, based on preliminary findings, that its products did not cause the fires. The Company intends to defend these claims in cooperation with its insurers. Based on the progression of certain cases, the Company has recorded additional charges to operations during fiscal 2003 and 2002 for amounts estimated to be payable by the Company under its self-insurance retention for legal costs associated with defending these claims. The Company believes that any potential judgements resulting from these claims over its self-insured retention will be covered by the Company's product liability insurance.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         At September 30, 2002, the Company had $13.0 million in debt outstanding, excluding capital leases, of which $3.4 million is a short term loan with a fixed interest rate of 7.75%. The remaining balance represents amounts outstanding under the Company's revolving credit facility of $7.9 million and the Company's capital expenditure loan for $1.7 million. The revolving credit facility and capital expenditure loan bear an interest rate using the commercial bank's "floating reference rate" as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

         The Company had no holdings of derivative financial or commodity instruments at September 30, 2002. Allied Healthcare Products has international sales, however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         Within the 90 day period prior to the filing date of this Quarterly Report on Form 10-Q, the Company, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company's disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

Changes in Internal Controls

         No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Securities Exchange Act Rule 13a-15 referred to above.

Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

Exhibits:

         99.1 Certification by Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley act of 2002.

         99.2 Certification by Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


Reports on Form 8-K

         September 16, 2002 (filed September 16, 2002) announcing certain write-offs and write-downs as of 2002 fiscal year end, related losses for 2002 fiscal year and fourth quarter, and related matters.

         September 25, 2002 (filed October 1, 2002) announcing waiver under and amendment to credit agreement.




SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ALLIED HEALTHCARE PRODUCTS, INC.


                                         /s/ Earl R. Refsland
                                         ---------------------------------------
                                         Earl R. Refsland
                                         President and Chief Executive Officer
                                         ---------------------------------------


                                                     Date: November 14, 2002

                                 CERTIFICATIONS

I, Earl R. Refsland, President and Chief Executive Officer of Allied Healthcare Products, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Allied Healthcare Products, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          Date: November  14, 2002

                                          s/ Earl R. Refsland
                                          ---------------------
                                          Earl R. Refsland,
                                          President and Chief Executive Officer

I, Daniel C. Dunn, Vice President-Finance and Chief Financial Officer of Allied Healthcare Products, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Allied Healthcare Products, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    Date: November  14, 2002

                                    s/ Daniel C. Dunn
                                    --------------------
                                    Daniel C. Dunn,
                                    Vice President and Chief Financial Officer