Form 10-Q
period 2002-12-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2003-02-14
CIK 874710

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------- Exchange Act of 1934


         For the quarterly period ended December 31, 2002

                    Transition report pursuant to Section 13 or 15(d) of the ---------- Securities Exchange Action of 1934

For the transition period from                        to
                               ---------------------      ---------------------


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

                 Yes            X             No
                            -----------                ----------


         The number of shares of common stock outstanding at February 12, 2003 is 7,813,932 shares


                                   INDEX
                                                                                          Page
                                                                                         Number
Part I -    Financial Information
            Item 1.          Financial Statements
                             Consolidated Statement of Operations -                       3
                             three months and six months ended December 31,
                             2002 and 2001 (Unaudited)

                             Consolidated Balance Sheet -                                 4-5
                             December 31, 2002 (Unaudited) and
                             June 30, 2002 (Unaudited)

                             Consolidated Statement of Cash Flows -                       6
                             Six months ended December 31, 2002 and 2001
                             (Unaudited)

                             Notes to Consolidated Financial Statements                   7-10

            Item 2.          Management's Discussion and Analysis of                      10-14
                             Financial Condition and Results of Operations

            Item 3.          Quantitative and Qualitative Disclosure                      14
                             about Market Risk

             Item 4.         Controls and Procedures                                      15

Part II -   Other Information
            Item 6.          Exhibits and Reports on Form 8-K                             15

                             Signature                                                    16

SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

         Statements contained in this Report, which are not historical facts or information, are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, and specific matters which relate directly to the Company's operations and properties as discussed in the Company's annual report on Form 10-K for the year ended June 30, 2002. The Company cautions that any forward-looking statements contained in this report reflects only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I.    FINANCIAL INFORMATION

           ITEM 1.    FINANCIAL STATEMENTS

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                            Three months ended              Six months ended
                                                December 31,                   December 31,
                                        ----------------------------   ----------------------------
                                            2002            2001           2002            2001
                                        ------------    ------------   ------------    ------------
Net sales                               $ 14,852,228    $ 15,398,451   $ 30,092,899    $ 29,544,162
Cost of sales                             11,467,535      11,771,124     23,524,527      23,086,160
                                        ------------    ------------   ------------    ------------
Gross profit                               3,384,693       3,627,327      6,568,372       6,458,002

Selling, general and
administrative expenses                    3,424,554       3,173,225      6,747,998       6,536,204
                                        ------------    ------------   ------------    ------------
Income/ (loss) from operations               (39,861)        454,102       (179,626)        (78,202)

Other expenses:
Interest                                     219,708         281,645        443,642         583,238
Other, net                                    10,343          11,543         22,887          27,790
                                        ------------    ------------   ------------    ------------
                                             230,051         293,188        466,529         611,028
                                        ------------    ------------   ------------    ------------

Income/ (loss) before provision/
(benefit) for income taxes                  (269,912)        160,914       (646,155)       (689,230)

Provision/ (benefit) for income taxes        (93,823)         64,367       (229,668)       (275,691)
                                        ------------    ------------   ------------    ------------
Net income/ (loss)                      ($   176,089)   $     96,547   ($   416,487)   ($   413,539)
                                        ============    ============   ============    ============

Basic and diluted earnings/ (loss)
per share                               ($      0.02)   $       0.01   ($      0.05)   ($      0.05)
                                        ============    ============   ============    ============

Weighted average shares                    7,813,932       7,806,682      7,813,932       7,806,682
outstanding - basic

Weighted average shares
outstanding - diluted                      7,813,932       7,953,043      7,813,932       7,806,682




          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (UNAUDITED)



                                                     December 31,   June 30,
                                                        2002          2002
                                                     -----------   -----------
Current assets:
  Cash                                               $     7,050   $       800
  Accounts receivable, net of allowance for doubtful
   accounts of $450,000 and $450,000, respectively     7,268,748     8,524,187
  Inventories, net                                    14,423,476    13,200,921
  Deferred income taxes                                  745,910       745,910
  Income tax receivable                                  745,895       745,895
  Other current assets                                   419,875       163,510

                                                     -----------   -----------
     Total current assets                             23,610,954    23,381,223
                                                     -----------   -----------


  Property, plant and equipment, net                  12,862,740    13,228,157
  Deferred income taxes                                  100,492       100,492
  Goodwill                                            15,979,830    15,979,830
  Other assets, net                                      157,363       180,536

                                                     -----------   -----------
     Total assets                                    $52,711,379   $52,870,238
                                                     ===========   ===========



          See accompanying Notes to Consolidated Financial Statements.


                                   (CONTINUED)

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)




                                                                 December 31,      June 30,
                                                                     2002            2002
                                                                 ------------    ------------
Current liabilities:
  Accounts payable                                               $  3,657,496    $  3,426,802
  Current portion of long-term debt                                 6,978,129       7,985,406
  Other current liabilities                                         2,236,558       2,598,140

                                                                 ------------    ------------
     Total current liabilities                                     12,872,183      14,010,348
                                                                 ------------    ------------

Long-term debt                                                      5,530,949       4,135,156
                                                                 ------------    ------------


Commitments and contingencies

Stockholders' equity:
  Preferred stock; $0.01 par value; 1,500,000 shares
   authorized; no shares issued and outstanding; which
   includes Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding
  Common stock; $0.01 par value; 30,000,000 shares
   authorized; 7,813,932 shares  issued and
   outstanding at December 31, 2002 and June 30, 2002                 101,175         101,175
  Additional paid-in capital                                       47,030,549      47,030,549
  Common stock in treasury, at cost                               (20,731,428)    (20,731,428)
  Retained earnings                                                 7,907,951       8,324,438

                                                                 ------------    ------------
     Total stockholders' equity                                    34,308,247      34,724,734

                                                                 ------------    ------------
     Total liabilities and stockholders' equity                  $ 52,711,379    $ 52,870,238
                                                                 ============    ============








          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                Six months ended
                                                                   December 31,
                                                           ----------------------------
                                                               2002           2001
                                                           ------------    ------------
Cash flows from operating activities:
  Net loss                                                 ($   416,487)   ($   413,539)
  Adjustments to reconcile net loss to net
   cash (used in)/provided by operating activities:

     Depreciation and amortization                              721,422         880,362


Changes in operating assets and liabilities:
     Accounts receivable, net                                 1,255,439       2,584,231
     Inventories, net                                        (1,222,555)       (204,852)
     Other current assets                                      (256,365)         45,067
     Accounts payable                                           230,694        (572,891)
     Other current liabilities                                 (361,582)       (995,623)
                                                           ------------    ------------
     Net cash (used in)/provided by operating activities        (49,434)      1,322,755
                                                           ------------    ------------


Cash flows from investing activities:
  Capital expenditures                                         (332,832)       (623,521)
                                                           ------------    ------------
     Net cash used in investing activities                     (332,832)       (623,521)
                                                           ------------    ------------


Cash flows from financing activities:
  Payments of capital lease obligations                        (192,426)       (249,940)
  Payments of long-term debt                                   (106,718)       (210,338)
  Borrowings under revolving credit agreement                32,882,759      31,787,000
  Payments under revolving credit agreement                 (32,195,099)    (32,032,933)
                                                           ------------    ------------
Net cash  provided by/(used in) financing activities            388,516        (706,211)
                                                           ------------    ------------

Net increase/(decrease) in cash and equivalents                   6,250          (6,977)
Cash and equivalents at beginning of period                         800          20,365
                                                           ------------    ------------
Cash and equivalents at end of period                      $      7,050    $     13,388
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


2.       Inventories

         Inventories are comprised as follows (unaudited):



                                                     December 31, 2002               June 30, 2002
                                                  -------------------------     ------------------------
Work-in progress                                                  $789,129                     $541,855
Raw materials and component parts                               13,095,378                   13,176,743
Finished goods                                                   4,053,824                    4,294,397
Reserve for obsolete and excess
inventory                                                       (3,514,855)                  (4,812,074)
                                                  -------------------------     ------------------------
                                                               $14,423,476                  $13,200,921
                                                  =========================     ========================



3.       Earnings per share

         Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of basic shares outstanding for the three months ended December 31, 2002 and 2001 was 7,813,932 and 7,806,682 shares, respectively. The number of diluted shares outstanding for the three months ended December 31, 2002 and 2001 was 7,813,932 and 7,953,043 shares, respectively. The number of basic and diluted shares outstanding for the six months ended December 31, 2002 and 2001 was 7,813,932 and 7,806,682 shares, respectively.

4.       New Accounting Standards

         In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Bulletin No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business. SFAS 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules change the criteria to be met to classify an asset as held-for-sale. The new rules also broaden the criteria regarding classification of a discontinued operation. The Company was required to adopt the provisions of SFAS 144 effective July 1, 2002. Adoption of SFAS 144 did not have a material impact on the Company's results of operations, financial position or cash flows.

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

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Adoption of SFAS 148 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

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



6.       Financing Agreement Amendment

         On April 24, 2002, the Company entered into a new credit facility arrangement with LaSalle Bank National Association (the Bank). The credit facility provides for total borrowings up to $19.0 million; consisting of $15.0 million through a revolving credit facility and up to $4.0 million under a term loan for capital equipment.

         On September 26, 2002, the Bank amended the Company's credit facility (the amended credit facility). The Bank amended various financial covenants in conjunction with the amended credit facility to include a quarterly fixed charge coverage ratio and EBITDA ratio through June 30, 2003, which are adjusted on an annual basis beginning on July 1, 2003. At December 31, 2002, the Company was in compliance with its financial covenants under the amended credit facility. Although the Company was in compliance with its financial covenants under the amended credit facility at December 31, 2002, the ability of the Company to remain in compliance with these ratios for the remainder of the current fiscal year depends on the cumulative operating results and related EBITDA for year to date periods and is subject to achieving satisfactory revenue and expense levels sufficient to enable the Company to meet heightened performance standards. During the first six months of the 2003 fiscal year the Company realized EBITDA, as defined, of approximately $500,000. During the nine months ended March 31, 2003 and the year ending June 30, 2003, the Company must realize EBITDA of approximately $1,500,000 and $2,600,000 respectively. While the Company believes such performance results are attainable, there can be no assurance that they will be achieved.

         In addition, the outstanding loans under the amended credit facility bear interest at an annual interest rate at the Bank's prime rate plus 0.75% and the Company will no longer have an option to elect a LIBOR rate of interest for its outstanding borrowings. The Company's per annum fee on any outstanding letters of credit under the amended credit facility will be 2.50%. Under the terms of the amended credit facility, the interest rate on each loan outstanding at an Event of Default, as defined in the amended credit facility, will bear interest at the rate of 2.00% per annum in excess of the interest rate otherwise payable thereon and both principal and interest will be payable on demand. The borrowing period under the term loan for capital expenditures, which represent 80% of the purchase price of the related equipment, was extended to eight months from the date of the original credit facility.

         The Company's credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the new credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 25, 2005. Additionally, the Bank has not notified the Company of any indication of a MAE at December 31, 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001.

         Allied had net sales of $14.9 million for the three months ended December 31, 2002, down $0.5 million, or 3.2%, from net sales of $15.4 million in the prior year same quarter. Sales in the second quarter of the prior year were favorably impacted by improved production performance and the timing of orders released for shipment following the events of September 11, 2001. During the first quarter of fiscal 2002 customers delayed order releases following the events of September 11, 2001. These orders were released for shipment in the second quarter. Sales in the second quarter of the prior year were also favorably impacted by the resolution of production issues which delayed shipments in the first quarter of fiscal 2002. These sales did not recur in the second quarter of fiscal 2003.

         Gross profit for the three months ended December 31, 2002 was $3.4 million, or 22.8% of net sales, compared to $3.6 million, or 23.6% of net sales, for the three months ended December 31, 2001. This decrease is a result of the decrease in sales during the period. In addition, during the second quarter of fiscal 2002 the Company began moving the production of the Company's line of B&F disposable products into the Company's St. Louis production facility to improve delivery performance This move has resulted in higher production cost during the second quarter of fiscal 2003 than in the second quarter of fiscal 2002 . The Company is continuing to review, automate, and further improve operations to improve productivity and lower manufacturing and product cost.

         Selling, general and administrative expenses for the three months ended December 31, 2002 were $3.4 million, a net increase of $0.2 million, or 7.9%, from $3.2 million for the three months ended December 31, 2001. The increase is primarily attributable to a $0.2 million increase in insurance cost. The increase in insurance cost is the result of widespread price increases in the insurance market, and product liability claims experienced by the Company in prior years.

         Loss from operations was $0.04 million for the three months ended December 31, 2002 compared to $0.5 million income for the three months ended December 31, 2001. Interest expense was $0.2 million for the three months ended December 31, 2002 compared to $0.3 million for the three months ended December 31, 2001. Allied had a loss before benefit for income taxes in the second quarter of fiscal 2003 of $0.3 million compared to income before provision for income taxes of $0.2 million, for the second quarter of fiscal 2002. The Company recorded a tax benefit of $0.1 million for the three-month period ended December 31, 2002 versus a tax provision of $0.1 million recorded for the three-month period ended December 31, 2001.

         In fiscal 2003, the net loss for the second quarter was $0.2 million or $0.02 per basic and diluted share compared to net income of $0.1 million, or $0.01 per basic and diluted share for the second quarter of fiscal 2002. The weighted average number of common shares outstanding used in the calculation of basic earnings per share for the second quarters of fiscal 2003 and 2002 was 7,813,932 and 7,806,682 shares, respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the second quarters of fiscal 2003 and fiscal 2002 was 7,813,932 and 7,953,043 shares, respectively.


SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO SIX MONTHS ENDED
DECEMBER 31, 2001.

         Allied had net sales of $30.1 million for the six months ended December 31, 2002, up $0.6 million, or 1.9%, from net sales of $29.5 million in the prior year same period. The increase in sales is primarily a result of increased shipments resulting from improvements in shipping and production performance from the prior year.

         Gross profit for the six months ended December 31, 2002 was $6.6 million, or 21.8% of net sales, compared to $6.5 million, or 21.9% of net sales, for the six months ended December 31, 2001. The increase in gross profit is primarily attributable to increased sales. The Company is continuing to review, automate, and further improve operations to improve productivity and lower manufacturing and product cost.

         Selling, general and administrative expenses for the six months ended December 31, 2002 were $6.7 million, a net increase of $0.2 million, or 3.2%, from $6.5 million for the six months ended December 31, 2001. This increase is attributable to a $0.3 million increase in insurance cost. The increase in insurance cost is the result of price increases in the insurance market, and product liability claims experienced by the Company in prior years. The increase in insurance cost was partially offset by a $0.1 million reduction in lease amortization on the Company's computer systems.

         Loss from operations was $0.2 million for the six months ended December 31, 2002 compared to a $0.1 million loss for the six months ended December 31, 2001. Interest expense was $0.4 million for the six months ended December 31, 2002 compared to $0.6 million for the six months ended December 31, 2001. Allied had a loss before benefit for income taxes for the first six months of fiscal 2003 of $0.6 million compared to a loss before benefit for income taxes of $0.7 million for the first six months of fiscal 2002. The Company recorded a tax benefit of $0.2 million and $0.3 million for the six-month periods ended December 31, 2002 and 2001, respectively.

         In fiscal 2003, the net loss for the first six months was $0.4 million, or $0.05 per basic and diluted share compared to a net loss of $0.4 million or $0.05 per basic and diluted share for the first six months of fiscal 2002. The weighted average number of common shares outstanding used in the calculation of basic and diluted earnings per share for the first six months of fiscal 2003 and fiscal 2002 was 7,813,932 and 7,806,682 shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

         Working capital increased to $10.7 million at December 31, 2002 compared to $9.4 million at June 30, 2002. The increase was primarily due to the conversion of $1.0 million of revolver debt to the Company's term loan for capital expenditures, and a $0.3 million increase in other current assets, primarily prepaid expenses. Accounts receivable declined by $1.3 million as a result of decreased sales during the first six months of the 2003 fiscal year, offset by a $1.2 million increase in inventory resulting, in part, from lower than expected demand during the second quarter. Management continues to review inventory control procedures and expects these components to be used in the normal course of business, although it is expected that inventories will exceed targeted levels through much of calendar year 2003.

         On April 24, 2002, the Company entered into a new credit facility arrangement with LaSalle Bank National Association (the Bank). The credit facility provides for total borrowings up to $19.0 million; consisting of up to $15.0 million through a revolving credit facility and up to $4.0 million under a term loan.

         On September 26, 2002, the Bank amended the Company's credit facility (the amended credit facility). The Bank amended various financial covenants in conjunction with the amended credit facility to include a quarterly fixed charge coverage ratio and EBITDA ratio through June 30, 2003, which are adjusted on an annual basis beginning on July 1, 2003. Although the Company was in compliance with its financial covenants under the amended credit facility at December 31, 2002, the ability of the Company to remain in compliance with these ratios for the remainder of the current fiscal year depends on the cumulative operating results and related EBITDA for year to date periods and is subject to achieving satisfactory revenue and expense levels sufficient to enable the Company to meet heightened performance standards. During the first six months of the 2003 fiscal year the Company realized EBITDA, as defined, of approximately $500,000. During the nine months ended March 31, 2003 and the year ending June 30, 2003, the Company must realize EBITDA of approximately $1,500,000 and $2,600,000 respectively. While the Company believes such performance results are attainable, there can be no assurance that they will be achieved.


         In addition, the outstanding loans under the amended credit facility bear interest at the Bank's prime rate plus 0.75% and the Company will no longer have an option to elect a LIBOR rate of interest for its outstanding borrowings. The Company's per annum fee on any outstanding letters of credit under the amended credit facility will be 2.50%. Under the terms of the amended credit facility, the interest rate on each loan outstanding at an Event of Default, as defined in the amended credit facility, will bear interest at the rate of 2.00% per annum in excess of the interest rate otherwise payable thereon and both principal and interest payments will be payable on demand. The borrowing period under the term loan for capital expenditures, which represent 80% of the purchase price of the related equipment, was extended to eight months from the date of the original credit facility.

         The Company's credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the new credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects.

The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 25, 2005. Additionally, the Bank has not notified the Company of any indication of a MAE at December 31, 2002.

         At December 31, 2002, $9.2 million was outstanding against this facility and $5.7 million was available to borrow from the line based on collateral requirements.

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         At December 31, 2002, the Company had $12.5 million in debt outstanding of which $3.3 million is a term loan with a fixed interest rate of 7.75%. The remaining balance represents amounts outstanding under the Company's revolving credit facility of $6.2 million and the Company's capital expenditure loan for $3.0 million. The revolving credit facility and capital expenditure loan bear an interest rate using the commercial bank's "floating reference rate" as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

         The Company had no holdings of derivative financial or commodity instruments at December 31, 2002. Allied Healthcare Products has international sales, however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

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

         January 7, 2003 announcing the departure of David A. Grabowski, former Vice President Marketing, and Philip J. Strasser , former Vice President Sales effective January 3, 2003. Announcing effective January 6, 2003, Robert Ricks was employed as Vice President Sales & Marketing.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ALLIED HEALTHCARE PRODUCTS, INC.


                                  /s/ Earl R. Refsland
                                  --------------------------------------------
                                  Earl R. Refsland
                                  President and Chief Executive Officer
                                  --------------------------------------------

                                  Date: February 12, 2003

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

                                      Date: February  12, 2003

                                      s/Earl R. Refsland
                                      -----------------------
                                      Earl R. Refsland,
                                      President and Chief Executive Officer

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

                                  Date: February 12, 2003

                                  s/ Daniel C. Dunn
                                  ---------------------------
                                  Daniel C. Dunn,
                                  Vice President and Chief Financial Officer

                                 EXHIBIT INDEX





         99.1 Certification by Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         99.2 Certification by Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.