Form 10-Q
period 2003-03-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2003-05-15
CIK 874710

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

        (Mark One)

 |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2003

 | | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Action of 1934

        For the transition period from __________________ to _________________

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

                     Yes   |X|            No | |

      The number of shares of common stock outstanding at May 12, 2003 is 7,813,932 shares.

                                      INDEX

                                                                          Page
                                                                          Number
Part I -  Financial Information
          Item 1.  Financial Statements
                   Consolidated Statement of Operations -                  3
                   three months and nine months ended March 31,
                   2003 and 2002 (Unaudited)

                   Consolidated Balance Sheet -                          4 - 5
                   March 31, 2003  (Unaudited) and
                   June 30, 2002 (Audited)

                   Consolidated Statement of Cash Flows -                  6
                   Nine months ended March 31, 2003 and 2002
                   (Unaudited)

                   Notes to Consolidated Financial Statements            7 - 11

          Item 2.  Management's Discussion and Analysis of               12-17
                   Financial Condition and Results of Operations

          Item 3.  Quantitative and Qualitative Disclosure                 17
                   about Market Risk

          Item 4.  Controls and Procedures                               17-18


Part II - Other Information
          Item 6.  Exhibits and Reports on Form 8-K                        18

                   Signature                                               19

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

PART I.  FINANCIAL INFORMATION

         ITEM 1.      FINANCIAL STATEMENTS

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                            Three months ended             Nine months ended
                                                 March 31,                     March 31,
                                        ---------------------------   ----------------------------
                                            2003           2002           2003            2002
                                        ------------   ------------   ------------    ------------
Net sales                               $ 16,443,114   $ 15,187,809   $ 46,536,013    $ 44,731,971
Cost of sales                             12,201,779     11,797,177     35,726,306      34,881,548
                                        ------------   ------------   ------------    ------------
Gross profit                               4,241,335      3,390,632     10,809,707       9,850,423

Selling, general and
administrative expenses                    3,423,454      3,066,113     10,171,452       9,604,106
                                        ------------   ------------   ------------    ------------
Income from operations                       817,881        324,519        638,255         246,317

Other expenses:
Interest                                     209,220        273,374        652,861         856,612
Other, net                                     9,234          3,516         32,121          31,306
                                        ------------   ------------   ------------    ------------
                                             218,454        276,890        684,982         887,918
                                        ------------   ------------   ------------    ------------

Income/ (loss) before provision/
(benefit) for income taxes                   599,427         47,629        (46,727)       (641,601)

Provision/ (benefit) for income taxes        234,194         19,051          4,527        (256,640)
                                        ------------   ------------   ------------    ------------
Net income/ (loss)                      $    365,233   $     28,578   ($    51,254)   ($   384,961)
                                        ============   ============   ============    ============

Basic and diluted earnings/ (loss)
per share                               $       0.05   $       0.00   ($      0.01)   ($      0.05)
                                        ============   ============   ============    ============

Weighted average shares                    7,813,932      7,809,768      7,813,932       7,807,711
outstanding - basic

Weighted average shares
outstanding - diluted                      7,909,158      7,986,844      7,813,932       7,807,711


          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (UNAUDITED)

                                                         March 31,     June 30,
                                                           2003          2002
                                                       -----------   -----------
Current assets:
  Cash                                                 $     8,018   $       800
  Accounts receivable, net of allowance for doubtful
    accounts of $550,000 and $450,000, respectively      8,367,890     8,524,187
  Inventories, net                                      12,580,224    13,200,921
  Deferred income taxes                                    745,910       745,910
  Income tax receivable                                         --       745,895
  Other current assets                                     339,330       163,510

                                                       -----------   -----------
    Total current assets                                22,041,372    23,381,223
                                                       -----------   -----------


  Property, plant and equipment, net                    12,717,684    13,228,157
  Deferred income taxes                                    100,492       100,492
  Goodwill                                              15,979,830    15,979,830
  Other assets, net                                        145,942       180,536
                                                       -----------   -----------
    Total assets                                       $50,985,320   $52,870,238
                                                       ===========   ===========

          See accompanying Notes to Consolidated Financial Statements.

                                   (CONTINUED)

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                      March 31,       June 30,
                                                                                        2003            2002
                                                                                    ------------    ------------
Current liabilities:
  Accounts payable                                                                  $  2,316,550    $  3,426,802
  Current portion of long-term debt                                                    5,884,374       7,985,406
  Other current liabilities                                                            2,699,284       2,598,140

                                                                                    ------------    ------------
     Total current liabilities                                                        10,900,208      14,010,348
                                                                                    ------------    ------------

Long-term debt                                                                         5,411,632       4,135,156
                                                                                    ------------    ------------


Commitments and contingencies

Stockholders' equity:
  Preferred stock; $0.01 par value; 1,500,000 shares
        authorized; no shares issued and outstanding; which
        includes Series A preferred stock; $0.01 par value; 200,000
        shares authorized; no shares issued and outstanding                                   --              --
  Common stock; $0.01 par value; 30,000,000 shares
        authorized; 7,813,932  shares  issued and
        outstanding at March 31, 2003
        and June 30, 2002                                                                101,175         101,175
  Additional paid-in capital                                                          47,030,549      47,030,549
  Common stock in treasury, at cost                                                  (20,731,428)    (20,731,428)
  Retained earnings                                                                    8,273,184       8,324,438
                                                                                    ------------    ------------
     Total stockholders' equity                                                       34,673,480      34,724,734


                                                                                    ------------    ------------
     Total liabilities and stockholders' equity                                     $ 50,985,320    $ 52,870,238
                                                                                    ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine months ended
                                                              March 31,
                                                    ----------------------------
                                                        2003            2002
                                                    ------------    ------------
Cash flows from operating activities:
  Net loss                                              ($51,254)      ($384,961)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:

    Depreciation and amortization                        972,979       1,222,375

Changes in operating assets and liabilities:
  Accounts receivable, net                               156,297       2,642,452
  Inventories, net                                       620,697         547,334
  Other current assets                                   570,075          59,967
  Accounts payable                                    (1,110,252)       (987,111)
  Other current liabilities                              101,144        (941,976)
                                                    ------------    ------------
  Net cash provided by operating activities            1,259,686       2,158,080
                                                    ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                  (427,912)     (1,406,618)
                                                    ------------    ------------
    Net cash used in investing activities               (427,912)     (1,406,618)
                                                    ------------    ------------

Cash flows from financing activities:
  Payments of capital lease obligations                 (192,426)       (362,004)
  Payments of long-term debt                            (324,820)       (318,829)
  Borrowings under revolving credit agreement         47,961,279      47,602,000
  Payments under revolving credit agreement          (48,268,589)    (47,689,305)
  Proceeds from exercise of stock options                     --          16,001
                                                    ------------    ------------
Net cash used in financing activities                   (824,556)       (752,137)
                                                    ------------    ------------

Net increase/(decrease) in cash and equivalents            7,218            (675)
Cash and equivalents at beginning of period                  800          20,365
                                                    ------------    ------------
Cash and equivalents at end of period               $      8,018    $     19,690
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

2.    Significant Accounting Policies - Stock Options

      The Company accounts for employee stock options in accordance with Accounting Principles Board No. (APB) 25, "Accounting for Stock Issued to Employees". Under APB 25, we apply the intrinsic value method of accounting and, therefore, have not recognized compensation expense for options granted, because the Company grants options at a price equal to market value at the time of grant. During 1996, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" became effective for the Company. SFAS 123 prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, SFAS 123 grants an exception that allows companies currently applying APB 25 to continue using that method. We have, therefore, elected to continue applying the intrinsic value method under APB 25.

      The fair value of options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes multiple option-pricing model. For options granted during the three months ended March 31, 2003, the assumptions utilized in the Black-Scholes multiple option-pricing model included expected option life of 10 years, risk-free interest rates ranging from 4.13% to 4.56%, volatility of 47% and no dividend yield. No options were granted during the three months ended March 31, 2002. The following table shows stock-based compensation expense included in net income and pro forma stock-based compensation expense, net income/(loss) and earnings per share had we elected to record compensation expense based on the fair value of options at the grant date for the three months ended March 31, 2003 and 2002.

                                                    THREE MONTHS ENDED MARCH 31,
                                                      2003             2002
Stock-based compensation
                As reported                         $     --         $     --
                Pro forma                             52,563           48,523

Net income
                As reported                         $365,233         $ 28,578
                Pro forma                            312,670          (19,945)

Basic earnings per share
                As reported                         $   0.05         $     --
                Pro forma                               0.04         $     --

3.    Inventories

      Inventories are comprised as follows (unaudited):

                                               March 31, 2003     June 30, 2002
                                               --------------     -------------
Work-in progress                                $    777,648       $    541,855
Raw materials and component parts                 10,954,621         13,176,743
Finished goods                                     3,578,821          4,294,397
Reserve for obsolete and excess
inventory                                         (2,730,866)        (4,812,074)
                                                ------------       ------------
                                                $ 12,580,224       $ 13,200,921
                                                ============       ============

4.    Earnings per share

      Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of basic shares outstanding for the three months ended March 31, 2003 and 2002 was 7,813,932 and 7,809,768 shares, respectively. The number of diluted shares outstanding for the three months ended March 31, 2003 and 2002 was 7,909,158 and 7,986,844 shares, respectively. The number of basic and diluted shares outstanding for the nine months ended March 31, 2003 and 2002 was 7,813,932 and 7,807,711 shares, respectively.

5.    New Accounting Standards

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

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS 146 did not have a material impact on the Company's results of operations, financial position or cash flows.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Adoption of SFAS 148 did not have a material impact on the Company's results of operations, financial position or cash flows.

      In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company does not have any commitments that are within the scope of FIN No. 45.

      In January 2003, the FASB released FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51". The Interpretation clarifies issues regarding the consolidation of entities which may have features that make it unclear whether consolidation or equity method accounting is appropriate. FIN 46 is generally effective in 2003. The Company is evaluating FIN 46 to determine any potential impact on its financial reporting, but does not anticipate any impact.

6.    Commitments and Contingencies

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

7.    Financing Agreement Amendment

      On April 24, 2002, the Company entered into a new credit facility arrangement with LaSalle Bank National Association (the Bank). The credit facility provides for total borrowings up to $19.0 million; consisting of $15.0 million through a revolving credit facility and up to $4.0 million under a term loan for capital equipment.

      On September 26, 2002, the Bank amended the Company's credit facility (the amended credit facility). The Bank amended various financial covenants in conjunction with the amended credit facility to include a quarterly fixed charge coverage ratio and EBITDA ratio through June 30, 2003, which are adjusted on an annual basis beginning on July 1, 2003. At March 31, 2003, the Company was in compliance with its financial covenants under the amended credit facility. Although the Company was in compliance with its financial covenants under the amended credit facility at March 31, 2003, the ability of the Company to remain in compliance with these ratios for the remainder of the current fiscal year depends on the cumulative operating results and related EBITDA for year to date periods and is subject to achieving satisfactory revenue and expense levels sufficient to enable the Company to meet heightened performance standards. During the first nine months of the 2003 fiscal year the Company realized EBITDA, as defined, of approximately $1,550,000. During year ending June 30, 2003, the Company must realize EBITDA of approximately $2,600,000, as defined in the amended credit agreement. While the Company believes such performance results may be attainable, there can be no assurance that they will be achieved.

      In addition, the outstanding loans under the amended credit facility bear interest at an annual interest rate at the Bank's prime rate plus 0.75% and the Company no longer has an option to elect a LIBOR rate of interest for its outstanding borrowings. The Company's per annum fee on any outstanding letters of credit under the amended credit facility is 2.50%. Under the terms of the amended credit facility, the interest rate on each loan outstanding at an Event of Default, as defined in the amended credit facility, bears interest at the rate of 2.00% per annum in excess of the interest rate otherwise payable thereon and both principal and interest is payable on demand. The borrowing period under the term loan for capital expenditures, which represent 80% of the purchase price of the related equipment, was extended to eight months from the date of the original credit facility, which expired on December 24, 2002.

      The Company's credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the new credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 25, 2005. Additionally, the Bank has not notified the Company of any indication of a MAE at March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002.

      Allied had net sales of $16.4 million for the three months ended March 31, 2003, up $1.2 million, or 8.3%, from net sales of $15.2 million in the prior year same quarter. Sales in the third quarter of fiscal 2003 have been favorably impacted by increased activity in the medical gas construction markets. This reflects higher orders and higher customer releases for shipment in this market than in the prior year. This increase has been partially offset by lower sales in other markets.

      Gross profit for the three months ended March 31, 2003 was $4.2 million, or 25.8% of net sales, compared to $3.4 million, or 22.3% of net sales, for the three months ended March 31, 2002. This increase is the result of increased sales, resulting in more effective utilization of the Company's manufacturing capacity and the fixed expenses. In addition, the Company is continuing to review, automate, and further improve operations to improve productivity and lower manufacturing and product cost.

      Selling, general and administrative expenses for the three months ended March 31, 2003 were $3.4 million, a net increase of $0.3 million, or 11.7%, from $3.1 million for the three months ended March 31, 2002. The increase is primarily attributable to a $0.2 million increase in insurance cost. The increase in insurance cost is the result of widespread price increases in the insurance market, and product liability claims experienced by the Company in prior years.

      Income from operations was $0.8 million for the three months ended March 31, 2003 compared to $0.3 million income from operations for the three months ended March 31, 2002. Interest expense was $0.2 million for the three months ended March 31, 2003 compared to $0.3 million for the three months ended March 31, 2002. Allied had income before provision for income taxes in the third quarter of fiscal 2003 of $0.6 million, compared to income before provision for income taxes of $47,629, for the third quarter of fiscal 2002. The Company recorded a tax provision of $0.2 million for the three-month period ended March 31, 2003 versus a tax provision of $19,051 recorded for the three-month period ended March 31, 2002.

      In fiscal 2003, the net income for the third quarter was $0.4 million or $0.05 per basic and diluted share compared to net income of $28,578, or $0.00 per basic and diluted share for the third quarter of fiscal 2002. The weighted average number of common shares outstanding used in the calculation of basic earnings per share for the third quarters of fiscal 2003 and 2002 was 7,813,932 and 7,809,768 shares, respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the third quarters of fiscal 2003 and fiscal 2002 was 7,909,158 and 7,986,844 shares, respectively.

NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO NINE MONTHS ENDED MARCH 31, 2002.

      Allied had net sales of $46.5 million for the nine months ended March 31, 2003, up $1.8 million, or 4.0%, from net sales of $44.7 million in the prior year same period. The increase in sales is primarily a result of increased shipments resulting from increased activity in the hospital construction market during fiscal 2003. This increase was partially offset by lower sales in other markets.

      Gross profit for the nine months ended March 31, 2003 was $10.8 million, or 23.2% of net sales, compared to $9.9 million, or 22.0% of net sales, for the nine months ended March 31, 2002. The increase in gross profit is primarily attributable to increased sales. The Company is continuing to review, automate, and further improve operations to improve productivity and lower manufacturing and product cost.

      Selling, general and administrative expenses for the nine months ended March 31, 2003 were $10.2 million, a net increase of $0.6 million, or 5.9%, from $9.6 million for the nine months ended March 31, 2002. This increase is primarily attributable to a $0.5 million increase in insurance cost. The increase in insurance cost is the result of price increases in the insurance market, and product liability claims experienced by the Company in prior years. The Company also had increased selling expenses of approximately $0.4 million. These increases were partially offset by an approximate $0.2 million reduction in bad debt expense and a $0.1 million decrease in capital lease amortization.

      Income from operations was $0.6 million for the nine months ended March 31, 2003 compared to a $0.2 million for the nine months ended March 31, 2002. Interest expense was $0.7 million for the nine months ended March 31, 2003 compared to $0.9 million for the nine months ended March 31, 2002, as a result of lower interest rates. Allied had a loss before benefit for income taxes for the nine months of fiscal 2003 of $46,727, compared to a loss before benefit for income taxes of $0.6 million for the nine months of fiscal 2002. The Company recorded tax expense of $4,527 for the nine-month period ended March 31, 2003, and recorded a tax benefit of $0.3 million for the nine-month period ended March 31, 2002.

      In fiscal 2003, the net loss for the nine months ended was $51,254, or $0.01 per basic and diluted share compared to a net loss of $0.4 million or $0.05 per basic and diluted share for the nine months of fiscal 2002. The weighted average number of common shares outstanding used in the calculation of basic and diluted earnings per share for the nine months ended fiscal 2003 and 2002 was 7,813,932 and 7,807,711 shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

      Working capital increased to $11.1 million at March 31, 2003 compared to $9.4 million at June 30, 2002. This is primarily due to a $2.1 million reduction in the current portion of long-term debt and a $1.1 million reduction in accounts payable. These reductions in current liabilities have been offset by a $0.2 million reduction in accounts receivable from improved credit performance, a $0.6 million decrease in inventory as a result of improved inventory control procedures, and the receipt of an approximately $0.7 million tax refund. The improvements in accounts receivable and inventory performance, along with the receipt of the approximately $0.7 million tax refund contributed to the reduction in accounts payable and the current portion of long term debt. The current portion of long term debt was also reduced by the conversion of $1.6 million of revolver debt to the Company's term loan for capital expenditures. Management continues to review inventory control procedures but expects that inventories will exceed planned levels through much of calendar year 2003.

      On April 24, 2002, the Company entered into a new credit facility arrangement with LaSalle Bank National Association (the Bank). The credit facility provides for total borrowings up to $19.0 million consisting of up to $15.0 million through a revolving credit facility and up to $4.0 million under a term loan.

      On September 26, 2002, the Bank amended the Company's credit facility (the amended credit facility). The Bank amended various financial covenants to include a quarterly fixed charge coverage ratio and EBITDA ratio through June 30, 2003, which are adjusted on an annual basis beginning on July 1, 2003. Although the Company was in compliance with its financial covenants under the amended credit facility at March 31, 2003, the ability of the Company to remain in compliance with these ratios for the remainder of the current fiscal year depends on the cumulative operating results and related EBITDA for year to date periods and is subject to achieving satisfactory revenue and expense levels sufficient to enable the Company to meet heightened performance standards. During the nine months of the 2003 fiscal year the Company realized EBITDA, as defined, of approximately $1,550,000. During the year ending June 30, 2003, the Company must realize EBITDA of approximately $2,600,000, as defined in the amended credit agreement. While the Company believes such performance results may be attainable, there can be no assurance that they will be achieved.

      In addition, the outstanding loans under the amended credit facility bear interest at the Bank's prime rate plus 0.75% and the Company no longer has an option to elect a LIBOR rate of interest for its outstanding borrowings. The Company's per annum fee on any outstanding letters of credit under the amended credit facility is 2.50%. Under the terms of the amended credit facility, the interest rate on each loan outstanding at an Event of Default, as defined in the amended credit facility, bears interest at the rate of 2.00% per annum in excess of the interest rate otherwise payable thereon and both principal and interest payments is payable on demand. The borrowing period under the term loan for capital expenditures, which represent 80% of the purchase price of the related equipment, was extended to eight months from the date of the original credit facility, which expired on December 24, 2002.

      The Company's credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the new credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 25, 2005. Additionally, the Bank has not notified the Company of any indication of a MAE at March 31, 2003.

      At March 31, 2003, $5.2 million was outstanding against the revolving credit facility and $6.4 million was available to borrow from the facility based on collateral requirements.

      Inflation has not had a material effect on the Company's business or results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS 146 did not have a material impact on the Company's results of operations, financial position or cash flows.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Adoption of SFAS 148 did not have a material impact on the Company's results of operations, financial position or cash flows.

      In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company does not have any commitments that are within the scope of FIN No. 45.

      In January 2003, the FASB released FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51". The Interpretation clarifies issues regarding the consolidation of entities which may have features that make it unclear whether consolidation or equity method accounting is appropriate. FIN 46 is generally effective in 2003. The Company is evaluating FIN 46 to determine any potential impact on its financial reporting, but does not anticipate any impact.

LITIGATION AND CONTINGENCIES

      The Company becomes, from time to time, a party to personal injury litigation arising out of incidents involving the use of its products. More specifically there have been a number of lawsuits filed against the Company alleging that its aluminum oxygen pressure regulator, marketed under its Life Support Products label, has caused fires that have led to personal injury. The Company believes, based on preliminary findings, that its products did not cause the fires. The Company intends to defend these claims in cooperation with its insurers. Based on the progression of certain cases, the Company has recorded an additional $0.1 million charge to operations during both fiscal 2003 and 2002 for amounts estimated to be payable by the Company under its self-insurance retention for legal costs associated with defending these claims. The Company believes that any potential judgements resulting from these claims over its self-insured retention will be covered by the Company's product liability insurance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      At March 31, 2003, the Company had $11.3 million in debt outstanding of which $3.2 million is a term loan with a fixed interest rate of 7.75%. The remaining balance represents amounts outstanding under the Company's revolving credit facility of $5.2 million and the Company's capital expenditure loan for $2.9 million. The revolving credit facility and capital expenditure loan bear an interest rate using the commercial bank's "floating reference rate" as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

      The Company had no holdings of derivative financial or commodity instruments at March 31, 2003. Allied Healthcare Products has international sales, however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

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

      January 7, 2003 announcing the departure of David A. Grabowski, former Vice President Marketing, and Philip J. Strasser, former Vice President Sales effective January 3, 2003. Announcing effective January 6, 2003, Robert Ricks was employed as Vice President Sales & Marketing.


      March 13, 2003 announcing Dennis W. Allen as Vice President of Operations, and also announcing Eldon P. Rosentrater, former Vice President of Operations, assumed the position of Vice President of Administration and Corporate Planning.

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

                                Date: May 12, 2003

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

                                         Date: May 12, 2003

                                         /s/ Earl R. Refsland
                                         --------------------
                                         Earl R. Refsland,
                                         President and Chief Executive Officer

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

                                      Date: May 12, 2003

                                      /s/ Daniel C. Dunn
                                      -------------------
                                      Daniel C. Dunn,
                                      Vice President and Chief Financial Officer