Form 10-K
period 2003-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2003-09-29
CIK 874710

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR JUNE 30, 2003

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-19266
                             ---------------------
                        ALLIED HEALTHCARE PRODUCTS, INC.
             [Exact name of registrant as specified in its charter]

                     DELAWARE                                           25-1370721
          (State or other jurisdiction of                            (I.R.S. employer
          Incorporation or organization)                            identification no.)

               1720 SUBLETTE AVENUE                                        63110
                ST. LOUIS, MISSOURI                                     (zip code)
     (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (314) 771-2400
                             ---------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                      -----------------------------------------
                                                 None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  Common Stock
                                Preferred Stock
                        Preferred Stock Purchase Rights
                                (Title of class)
                             ---------------------

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes. [X]     No. [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in exchange act rule 12 b-2).  Yes. [ ]     No.  [X]

     As of September 25, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $11,895,750.

     As of September 25, 2003, there were 7,813,932 shares of common stock, $0.01 par value (the "Common Stock"), outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Proxy Statement to be dated October 13, 2003 (portion) (Part III)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        ALLIED HEALTHCARE PRODUCTS, INC.

                               INDEX TO FORM 10-K

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    9
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   10

                                  PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.....................................................   11
Item 6.   Selected Financial Data.....................................   12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   25
Item 8.   Financial Statements and Supplementary Data.................   25
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   46
Item 9A.  Controls and Procedures.....................................   46

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   46
Item 11.  Executive Compensation......................................   46
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   46
Item 13.  Certain Relationships and Related Transactions..............   46
Item 14.  Principal Account Fees and Services.........................   46

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedule, and Reports on Form
          8-K.........................................................   47
Signatures............................................................   48

         SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                               REFORM ACT OF 1995

     Statements contained in this Report, which are not historical facts or information, are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, and specific matters which relate directly to the Company's operations and properties as discussed in Items 1, 3 and 7 in this Report. The Company cautions that any forward-looking statements contained in this report reflects only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

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

MARKETS AND PRODUCTS

     In fiscal 2003, respiratory care products, medical gas equipment and emergency medical products represented approximately 27%, 57% and 16%, respectively, of the Company's net sales. In fiscal 2002, respiratory care products, medical gas equipment and emergency medical products represented approximately 28%, 55%, and 17%, respectively, of the Company's net sales. The Company operates in a single industry segment and its principal products are described in the following table:

                                                                               PRINCIPAL BRAND
PRODUCT                               DESCRIPTION                                   NAMES             PRIMARY USERS
-------                               -----------                            --------------------   -----------------
RESPIRATORY CARE PRODUCTS
  Respiratory Care/Anesthesia         Large volume compressors; ventilator   Timeter                Hospitals and
    Products                          calibrators; humidifiers and mist                             sub-acute
                                      tents                                                         facilities
  Home Respiratory Care Products      O2 cylinders; pressure regulators;     Timeter; B&F; Schuco   Patients at home
                                      nebulizers; portable large volume
                                      compressors; portable suction
                                      equipment and disposable respiratory
                                      products
MEDICAL GAS EQUIPMENT
  Construction Products               In-wall medical gas system             Chemetron; Oxequip     Hospitals and
                                      components; central station pumps                             sub-acute
                                      and compressors and headwalls                                 facilities
  Regulation Devices                  Flowmeters; vacuum regulators;         Chemetron; Oxequip;    Hospitals and
                                      pressure regulators and related        Timeter                sub-acute
                                      products                                                      facilities
  Disposable Cylinders                Disposable oxygen and gas cylinders    Lif-O-Gen              First aid
                                                                                                    providers and
                                                                                                    specialty gas
                                                                                                    distributors
  Suction Equipment                   Portable suction equipment and         Gomco; Allied;         Hospitals, sub-
                                      disposable suction canisters           Schuco                 acute facilities
                                                                                                    and homecare
                                                                                                    products
EMERGENCY MEDICAL PRODUCTS
  Respiratory/Resuscitation           Demand resuscitation valves; bag       LSP; Omni-Tech         Emergency service
                                      mask resuscitators; emergency                                 providers
                                      transport ventilators, oxygen
                                      regulators and SurgeX -- surge
                                      suppressing post valve
  Trauma and Patient Handling         Spine immobilization products;         LSP                    Emergency service
    Products                          pneumatic anti-shock garments and                             providers
                                      trauma burn kits

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

     RESPIRATORY CARE/ANESTHESIA PRODUCTS. The Company manufactures and sells a broad range of products for use in respiratory care and anesthesia delivery. These products include large volume air compressors, calibration equipment, humidifiers, croup tents, equipment dryers, CO(2) absorbent and a complete line of respiratory disposable products such as oxygen tubing, facemasks, cannulas and ventilator circuits.

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

     Portable suction equipment is typically used when in-wall suction is not available or when medical protocol specifically requires portable suction. The Company also manufactures disposable suction canisters, which are clear containers used to collect the fluids suctioned by in-wall or portable suction systems. The containers have volume calibrations, which allow the medical practitioner to measure the volume of fluids suctioned.

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

EMERGENCY MEDICAL PRODUCTS

     MARKET. Emergency medical products are used in the treatment of trauma-induced injuries. The Company's emergency medical products provide patient resuscitation or ventilation during cardiopulmonary resuscitation or respiratory distress as well as immobilization and treatment for burns. The Company believes that the trauma care venue for health care services is positioned for growth in light of the continuing trend towards providing health care outside the traditional hospital setting. The Company also expects that other countries will develop trauma care systems in the future, although no assurance can be given that such systems will develop or that they will have a favorable impact on the Company. Sales of emergency medical products are made through specialized emergency medical products distributors to ambulance companies, fire departments and emergency medical systems volunteer organizations.

     The emergency medical products are broken down into two categories: respiratory/resuscitator products and trauma patient handling products.

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

     The Company's autovent transport ventilator can meet a variety of needs in different applications ranging from typical emergency medical situations to more sophisticated air and ground transport. Each autovent is accompanied by a patient valve, which provides effective ventilation during cardiopulmonary resuscitation or respiratory distress. When administration of oxygen is required at the scene of a disaster, in military field hospitals or in a multiple-victim incident, Allied's minilators and multilators are capable of providing oxygen to one or a large number of patients.

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

SALES AND MARKETING

     Allied sells its products primarily to respiratory care/anesthesia product distributors, hospital construction contractors, emergency medical equipment dealers and directly to hospitals. The Company maintains a sales force of 33 sales professionals, all of whom are full-time employees of the Company.

     The sales force includes 24 medical gas specialists, 3 emergency specialists and 6 international sales representatives. Two product managers are responsible for the marketing activities of our product lines.

     The 24 medical gas specialists are responsible for sales of all Allied products with the exception of emergency products within their territory. Sales of products are accomplished through respiratory care/anesthesia distributors for the regulation devices, suction equipment, respiratory care/anesthesia products and disposable cylinders. The homecare products are sold primarily through our own in house telemarketing. Construction products are sold direct to hospital construction contractors and through distributors.

     Emergency medical specialists are responsible for sales of respiratory/resuscitation products, trauma and patient handling products. These products are principally sold to ambulance companies, fire departments and emergency medical systems volunteer organizations through specialized emergency medical products distributors.

INTERNATIONAL

     Allied's international business represents a potential growth area that the Company has been pursuing. Allied's net sales to foreign markets totaled 17% of the Company's net sales in fiscal 2003 and 16% of the Company's net sales in fiscal 2002. International sales are made through a network of dealers, agents and U.S. exporters who distribute the Company's products throughout the world. Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East.

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

     Allied manufactures small metal components from bar stock in a machine shop, which includes automatic screw machines, horizontal lathes and drill presses and computer controlled machining centers. The Company makes larger metal components from sheet metal using computerized punch presses, brake presses and shears. In its plastics manufacturing processes, the Company utilizes both extrusion and injection molding. The Company believes that its production facilities and equipment are in good condition and sufficient to meet planned increases in volume over the next few years and that the conditions in local labor markets should permit the implementation of additional shifts and days operated.

RESEARCH AND DEVELOPMENT

     Allied's research and development group is responsible for the development of new products. This group is staffed with mechanical and electrical engineers. During the 2000 fiscal year this group was segregated from the product support function to allow the group to focus on the introduction of new products.

     During fiscal 2003 the Company released the SurgeX surge suppressing post valve. The SurgeX surge suppressing post valve is used on portable oxygen cylinders and is designed to reduce the heat created by the recompression of oxygen when the post valve is opened. This heat is the principle cause of oxygen regulator fires.

     During fiscal 2003 the Company also completed the design of two additional products. Manufacturing is now preparing to produce these products. These products will be released during the first half of fiscal 2004.

GOVERNMENT REGULATION

     The Company's products and its manufacturing activities are subject to extensive and rigorous government regulation by federal and state authorities in the United States and other countries. In the United States, medical devices for human use are subject to comprehensive review by the United States Food and Drug Administration (the "FDA").The Federal Food, Drug, and Cosmetic Act ("FDC Act"), and other federal statutes and regulations, govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in warning letters, fines, recall or seizure of products, injunction, refusal to permit products to be imported into or exported out of the United States, refusal of the government to clear or approve marketing applications or to allow the Company to enter into government supply contracts, or withdrawal of previously approved marketing applications and criminal prosecution.

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

     The Company manufactures and distributes a broad spectrum of respiratory therapy equipment, emergency medical equipment and medical gas equipment. To date, all of the Company's FDA clearances have been obtained through the 510(k) clearance process. These determinations are very fact specific and the FDA has stated that, initially, the manufacturer is best qualified to make these determinations, which should be based on adequate supporting data and documentation. The FDA however, may disagree with a manufacturer's determination not to file a 510(k) and require the submission of a new 510(k) notification for the changed or modified device. Where the FDA believes that the change or modification raises significant new questions of safety or effectiveness, the agency may require a manufacturer to cease distribution of the device pending clearance of a new 510(k) notification. Certain of the Company's medical devices have been changed or modified subsequent to 510(k) marketing clearance of the original device by the FDA. Certain of the Company's medical devices, which were first marketed prior to May 28, 1976, and therefore, grandfathered and exempt from the 510(k) notification process, also have been subsequently changed or modified. The Company believes that these changes or modifications do not significantly affect the device's safety or effectiveness, or make a major change or modification in the device's intended uses and, accordingly, submission of new 510(k) notification to the FDA is not required. There can be no assurance, however, that the FDA would agree with the Company's determinations.

     In addition, commercial distribution in certain foreign countries is subject to additional regulatory requirements and receipt of approvals that vary widely from country to country. The Company believes it is in compliance with regulatory requirements of the countries in which it sells its products.

     The Medical Device Reporting regulation requires that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The Medical Device Tracking regulation requires the Company to adopt a method of device tracking of certain devices, such as ventilators, which are life-supporting or life-sustaining devices used outside of a device user facility, some of which are permanently implantable devices. The regulation requires that the method adopted by the Company will ensure that the tracked device can be traced from the device manufacturer to the person for whom the device is indicated (i.e., the patient). In addition, the FDA prohibits a company from promoting an approved device for unapproved applications and reviews a company's labeling for accuracy. Labeling and promotional activities also are in certain instances, subject to scrutiny by the Federal Trade Commission.

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

     From March 18, 2003 through March 24, 2003, the FDA conducted an inspection of the Company's St. Louis facility. The inspection did not result in a Form
483. The absence of a FDA form 483 indicates that the FDA observed no GMP compliance and quality control issues applicable to the Company's Design Controls of CAPA (Corrective and Preventive Action) systems.

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

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

     The Company owns and maintains patents on several products that it believes are useful to the business and provides the Company with an advantage over its competitors. During fiscal 2003 the Company applied for one patent, and continues to pursue several patents applied for in prior years.

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

EMPLOYEES

     At June 30, 2003, the Company had approximately 486 full-time employees. Approximately 309 employees in the Company's principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2006. Approximately 13 employees at the Company's facility in Stuyvesant Falls, New York are also covered by a collective bargaining agreement that will expire on April 15, 2004.

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

                                SQUARE FOOTAGE   OWNED/
LOCATION                        (APPROXIMATE)    LEASED   ACTIVITIES/ PRODUCTS
--------                        --------------   ------   --------------------
St. Louis, Missouri...........     270,000       Owned    Headquarters; medical gas
                                                          equipment; respiratory care
                                                          products; emergency medical
                                                          products
Stuyvesant Falls, New York....      30,000       Owned    CO(2) absorbent

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Allied Healthcare Products, Inc. began trading on the NASDAQ National market under the symbol AHPI on January 14, 1992, following its initial public offering. As of September 10, 2003, there were 221 record owners of the Company's Common Stock. The following tables summarize information with respect to the high and low closing prices for the Company's Common Stock as listed on the NASDAQ National market for each quarter of fiscal 2003 and 2002, respectively. The Company currently does not pay any dividend on its Common Stock.

COMMON STOCK INFORMATION

2003                                                          HIGH     LOW
----                                                          -----   -----
September quarter...........................................  $4.74   $3.56
December quarter............................................  $4.10   $2.65
March quarter...............................................  $3.09   $2.40
June quarter................................................  $3.70   $2.55
2002
------------------------------------------------------------  HIGH     LOW
                                                              -----   -----
September quarter...........................................  $3.55   $3.00
December quarter............................................  $3.70   $3.25
March quarter...............................................  $5.10   $3.45
June quarter................................................  $5.25   $4.20

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                            YEAR ENDED JUNE 30,
                                              ------------------------------------------------
                                               2003       2002      2001      2000      1999
                                              -------   --------   -------   -------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Net sales...................................  $60,863   $ 60,415   $64,928   $65,995   $74,666
Cost of sales...............................   46,809     49,999    48,265    50,511    58,440
Gross profit................................   14,054     10,416    16,663    15,484    16,226
Selling, general and administrative
  expenses..................................   13,551     12,786    14,573    16,097    18,024
Provision for restructuring and
  consolidation(1)..........................       --         --        --        --       758
Provision for product recall(2).............       --        (40)       80       (18)    1,500
Gain on sale of business(3).................       --         --        --        --       (27)
Impairment of goodwill(4)...................       --      9,600        --        --        --
Income (loss) from operations...............      503    (11,930)    2,010      (595)   (4,029)
Interest expense............................      831      1,054     1,530     1,664     1,926
Other, net..................................       41         41        74       149        36
Income (loss) before provision (benefit) for
  income taxes..............................     (369)   (13,025)      406    (2,408)   (5,991)
Provision (benefit) for income taxes(5).....     (211)    (1,294)      172      (695)   (1,873)
Net income (loss)...........................  $  (158)  $(11,731)  $   234   $(1,713)  $(4,118)
Basic and diluted earnings (loss) per
  share.....................................  $ (0.02)  $  (1.50)  $  0.03   $ (0.22)  $ (0.53)
Basic weighted average common shares
  outstanding...............................    7,814      7,809     7,807     7,807     7,807
Diluted weighted average common shares
  outstanding...............................    7,814      7,809     8,126     7,807     7,807

                                                                  JUNE 30,
                                               -----------------------------------------------
                                                2003      2002      2001      2000      1999
                                               -------   -------   -------   -------   -------
                                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA
Working capital..............................  $ 9,445   $ 9,371   $20,682   $20,261   $22,619
Total assets.................................   50,413    52,870    65,993    67,212    74,275
Short-term debt(6)...........................    5,409     7,985     1,169     1,017       908
Long-term debt (net of current portion)(6)...    4,612     4,135    11,019    13,056    16,330
Stockholders' equity.........................   34,567    34,725    46,440    46,206    47,919

---------------

(1) Provision for closure of B & F manufacturing facility.

(2) See Note 4 to the June 30, 2003 Consolidated Financial Statements for further discussion.

(3) Gain on sale of Hospital Systems, Inc.

(4) Impairment loss on goodwill.See Note 3 to the June 30, 2003 Consolidated Financial Statements for further discussion.

(5) See Note 7 to the June 30, 2003 Consolidated Financial Statements for further discussion of the Company's effective tax rate.

(6) See Note 5 to the June 30, 2003 Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained herein are forward-looking statements. Actual results could differ materially from those anticipated as a result of various factors, including cyclical and other industry downturns, the effects of federal and state legislation on health care reform, including Medicare and Medicaid financing, the inability to realize the full benefit of recent capital expenditures or consolidation and rationalization activities, difficulties or delays in the introduction of new products or disruptions in selling, manufacturing and/or shipping efforts

     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company for the three fiscal years ended June 30, 2003. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data included elsewhere herein..

CRITICAL ACCOUNTING POLICIES

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

  INVENTORY RESERVE FOR OBSOLETE AND EXCESS INVENTORY:

     Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and greater than one year's usage on hand. This analysis considers those identified inventory items to determine, in management's best estimate, if parts can be used beyond one year, if there are alternate uses or at what values such parts may be disposed for. During the fiscal year ended June 30, 2002, the Company implemented this detailed analysis of inventory in conjunction with its long-term product planning process. This review indicated that due to changes in product mix, other manufacturing changes to the Company's products, and declines in sales, a large number of component parts were deemed to be obsolete, resulting in a $3.2 million charge to increase the Company's reserve for obsolete and excess inventory. At June 30, 2003 and 2002, inventory is recorded net of a reserve for obsolete and excess inventory of $2.3 million and $4.8 million, respectively.

  ACCOUNTS RECEIVABLE ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     Accounts receivable are recorded net of an allowance for doubtful accounts which is determined based on an analysis of past due accounts and accounts placed with collection agencies. At June 30, 2003 and 2002, accounts receivable is recorded net of an allowance for doubtful accounts of $0.5 million.

  GOODWILL:

     At June 30, 2003 and 2002, the Company has goodwill of $15,979,830, resulting from the excess of the purchase price over the fair value of net assets acquired in business combinations. During fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which establishes new accounting and reporting standards for purchase business combinations and goodwill. As provided by SFAS No. 142, the Company ceased amortizing goodwill on July 1, 2001. During the first half of fiscal 2002, the Company performed the transitional impairment analysis of its goodwill as of the implementation date, following which the Company concluded that there was no impairment of goodwill at July 1, 2001. The Company completed the required initial annual impairment review of its goodwill at June 30, 2002, which due to declining sales and profitability, resulted in a goodwill impairment loss of $9,600,000.

     The Company conducts a formal impairment test of goodwill on an annual basis and between it's annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below it's carrying value. The annual impairment test did not indicate a further impairment of goodwill at June 30,2003.

     The results of these annual impairment reviews are highly dependent on management's projection of future results of the Company and there can be no assurance that at the time such reviews are completed a material impairment charge will not be recorded. See Note 3 for additional disclosure.

OVERVIEW OF SIGNIFICANT FACTORS

     The Company was not in compliance with certain financial covenants associated with its credit facility at June 30, 2003. On July 28, 2003, the Company announced that it failed to generate sufficient EBITDA during the fourth quarter of fiscal 2003 to meet the cumulative EBITDA requirement for the 2003 year under its credit agreement with LaSalle Bank and that it would enter negotiations with the bank for a waiver of the default and amended covenants. On September 26, 2003, the Bank and the Company agreed to a further amendment of the credit facility (the amended credit facility). Financial covenants in conjunction with the amended credit facility include a reduction in the required fixed coverage charge ratio and the elimination of the EBITDA covenant. The Bank amended the borrowing base to include 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $7.0 million, subject to reserves as established by the Bank. In addition, the outstanding loans under the amended credit facility will bear interest at an annual interest rate of 1.00% plus the Bank's prime rate. In conjunction with these amendments to the Company's credit facility, the Bank extended the maturity on the Company's term loan on real estate from August 1, 2003 to April 24, 2005. Amortization on the real estate term loan shall continue on a five-year schedule with equal monthly payments of $49,685. The real estate term loan will bear interest at an annual interest rate of 1.00% plus the Bank's prime rate. The Company also received a waiver from the Bank for its covenant violations pertaining to its EBITDA covenant, which the Company was in default of on June 30, 2003.

     Also on July 28th, 2003 the Company announced an immediate workforce reduction of 14 positions from its managerial and administrative staff and 5 positions from it's production group. This reduction, effective immediately in July, resulted in severance pay of approximately $73,000, which was paid in the first quarter of fiscal 2004. The reduction is expected to result in annual pre-tax savings of approximately $900,000 in fiscal 2004, but realization of such savings will depend on other factors affecting general and administrative expense levels including medical insurance and product liability insurance costs.

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

RESULTS OF OPERATIONS

     Allied manufactures and markets respiratory products, including respiratory care products, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts and percentages of net sales attributable to respiratory care products, medical gas equipment and emergency medical products for the fiscal years ended June 30, 2003, 2002, and 2001.

                                                                   YEAR ENDED
                                                                 JUNE 30, 2003
                                                              --------------------
                                                                NET     % OF TOTAL
                                                               SALES    NET SALES
                                                              -------   ----------
                                                              DOLLARS IN THOUSANDS
Respiratory care products...................................  $16,385      26.9%
Medical gas equipment.......................................   34,497      56.7%
Emergency medical products..................................    9,981      16.4%
                                                              -------     ------
Total.......................................................  $60,863     100.0%
                                                              =======     ======

                                                                   YEAR ENDED
                                                                 JUNE 30, 2002
                                                              --------------------
                                                                NET     % OF TOTAL
                                                               SALES    NET SALES
                                                              -------   ----------
Respiratory care products...................................  $16,855      27.9%
Medical gas equipment.......................................   33,401      55.3%
Emergency medical products..................................   10,159      16.8%
                                                              -------     ------
Total.......................................................  $60,415     100.0%
                                                              =======     ======

                                                                   YEAR ENDED
                                                                 JUNE 30, 2001
                                                              --------------------
                                                                NET     % OF TOTAL
                                                               SALES    NET SALES
                                                              -------   ----------
Respiratory care products...................................  $18,042      27.8%
Medical gas equipment.......................................   36,916      56.9%
Emergency medical products..................................    9,970      15.3%
                                                              -------     ------
Total.......................................................  $64,928     100.0%
                                                              =======     ======

     The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by the various income and expense categories reflected in the Company's consolidated statement of operations.

                                                               YEAR ENDED JUNE 30,
                                                              ---------------------
                                                              2003    2002    2001
                                                              -----   -----   -----
Net sales...................................................  100.0%  100.0%  100.0%
Cost of sales...............................................   76.9    82.8    74.3
                                                              -----   -----   -----
Gross profit................................................   23.1    17.2    25.7
Selling, general and administrative expenses................   22.3    21.1    22.4
Provision for product recall................................     --      --     0.1
Impairment of goodwill......................................     --    15.9      --
                                                              -----   -----   -----
Income (loss) from operations...............................    0.8   (19.8)    3.2
Interest expense............................................    1.4     1.7     2.4
Other, net..................................................    0.0     0.0     0.1
                                                              -----   -----   -----
Income (loss) before provision (benefit) for income taxes...   (0.6)  (21.5)    0.7
Provision (benefit) for income taxes........................   (0.3)   (2.1)    0.3
                                                              -----   -----   -----
Net income (loss)...........................................   (0.3)% (19.4)%   0.4%
                                                              =====   =====   =====

  FISCAL 2003 COMPARED TO FISCAL 2002

     Net sales for fiscal 2003 of $60.9 million were $0.5 million, or 0.8% more than net sales of $60.4 million in fiscal 2002. The $0.5 million increase in product sales is discussed below.

     Respiratory care products sales in fiscal 2003 of $16.4 million were $0.5 million, or 3.0% less than sales of $16.9 million in the prior year. This decline is the result of domestic market share losses with our B&F disposable product line. In fiscal 2002 and in prior years, production delays with the Company's vendor resulted in delayed shipments and customer service issues. The Company moved production to its St. Louis facility in fiscal 2002 and these delivery problems are now rectified.

     Medical gas equipment sales of $34.5 million in fiscal 2003 were $1.1 million, or 3.3% above prior year levels of $33.4 million. The majority of this increase came from international business. International business increased by $0.9 million in fiscal 2003 from 2002 levels. International business is dependent upon hospital construction projects and the development of medical facilities in those regions in which the Company operates. Poor economic conditions in those regions have slowed development and have resulted in lower shipments to those regions for the preceding two years. Domestically, the construction market was stronger in fiscal 2003 than in fiscal 2002, resulting in higher shipments of the Company's products, and contributing to the remaining increase in medical gas equipment sales.

     Emergency medical product sales in fiscal 2003 of $10.0 million were $0.2 million or 2.0% less than fiscal 2002 sales of $10.2 million. This decrease is attributable to a $0.2 million decrease in international shipments, almost all attributable to our Japanese market, as we continued to experience negative impacts of the aluminum oxygen regulator recall.

     International sales, which are included in the product lines discussed above, increased $0.8 million, or 8.2%, to $10.6 million in fiscal 2003 compared to sales of $9.8 million in fiscal 2002. As discussed above, the Company's international shipments are dependent on hospital construction projects and the expansion of medical care in those regions. In fiscal 2003, international shipments of medical gas equipment did increase by $0.9 million dollars. This increase was partially offset by $0.1 million decrease in shipments to international markets of emergency medical products and respiratory care products. Poor economic conditions, which slow that development, have adversely affected the Company's sales internationally over the past two years.

     Gross profit in fiscal 2003 was $14.1 million, or 23.1% of sales, compared to a gross profit of $10.4 million, or 17.2% of sales in fiscal 2002. As discussed in the proceeding Overview section, fiscal 2002 gross profit was adversely affected by a $3.2 million charge to reserve for excess and slow moving inventory purchased in prior years. During the fourth quarter of fiscal 2002, a detailed review of inventory was performed in conjunction with the Company's long-term product planning process. This review indicated that due to changes in product mix, other manufacturing changes to the Company's products, and declines in sales levels, a large number of component parts were deemed to be obsolete. In addition, gross profit was adversely affected during fiscal 2002 by inefficiencies related to the transfer of the B&F line of disposable products to St. Louis. This transfer of production was undertaken to improve customer service and reduce manufacturing cost. In fiscal 2003 efficiencies in the B&F line were improved, through automation and management initiatives. In 2003, these improvements were offset by $0.2 million in higher cost for property and casualty insurance, and a $0.7 million increase in health benefits. The Company invested $3.7 million in capital expenditures during fiscal 2002 and $0.5 million in fiscal 2003 for manufacturing equipment, which is expected to further decrease production costs and improve efficiencies for several product lines.

     Selling, General, and Administrative ("SG&A") expenses for fiscal 2003 were $13.6 million, an increase of $0.8 million over SG&A expenses of $12.8 million in fiscal 2002. This increase is the result of two main factors. SG&A expenses increased $0.6 million during fiscal 2003 due to an increase in expense for property and casualty insurance. This increase is due to both the market conditions for property and casualty insurance, and the Company's negative experience resulting from the litigation associated with aluminum oxygen regulators. An additional $0.2 million increase in SG&A expenses was the result of increased health insurance expenses. Increases in health insurance cost resulted from increases in the underlying cost of medical services and utilization by Company employees.

     As discussed in the preceding Overview section, financial results for fiscal 2002 were adversely impacted by the write down of $9.6 million in goodwill. During fiscal 2002, the Company adopted SFAS 142, which establishes new accounting and reporting standards for purchase business combinations and goodwill. As provided by SFAS 142, the Company ceased amortizing goodwill on July 1, 2001. During the first half of fiscal 2002, the Company performed the transitional impairment analysis of its goodwill as of the implementation date, following which the Company concluded that there was no impairment of goodwill at July 1, 2001. The Company completed the required annual impairment review of its goodwill at June 30, 2002, which due to negative events and declining sales and profitability, resulted in a goodwill impairment charge of $9.6 million. The Company's fiscal 2003 annual impairment analysis showed that no further goodwill impairment was required at June 30, 2003.

     Interest expense decreased by $0.3 million, or 27.3%, to $0.8 million in fiscal 2003 from $1.1 million in fiscal 2002. Interest expense has been reduced due to reductions in debt and a reduction in interest rates.

     The Company had a loss of $0.4 million before taxes for fiscal 2003, compared to a loss of $13.0 million before taxes for fiscal 2002. The Company recorded an income tax benefit of $0.2 million in fiscal 2003, compared to tax benefit of $1.3 million in fiscal 2002. The 2002 tax benefit was negatively impacted due to the non-deductibility of the goodwill impairment charge for federal income tax purposes. For further discussion of the Company's income taxes please refer to the "Notes to Consolidated Financial Statements" section included in this Form 10-K.

     Net loss in fiscal 2003 was $0.2 million, or $0.02 per basic and diluted earnings per share, a decrease of $11.5 million from net loss of $11.7 million, or $1.50 per basic and diluted earnings per share in fiscal 2002. The weighted number of shares used in the calculation of the basic diluted earnings per share was 7,813,932 in fiscal 2003 and 7,809,266 in fiscal 2002.

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

     International sales, which are included in the product lines discussed above, decreased $3.9 million, or 28.5%, to $9.8 million in fiscal 2002 compared to sales of $13.7 million in fiscal 2001. International sales declined in every region of the world. As discussed above, the Company's international shipments are dependent on hospital construction projects and the expansion of medical care in those regions. Poor economic conditions, which slow that development, have adversely affected the Company's sales internationally.

     Gross profit in fiscal 2002 was $10.4 million, or 17.2% of sales, compared to a gross profit of $16.7 million, or 25.7% of sales in fiscal 2001. As discussed in the proceeding Overview section, fiscal 2002 gross profit was adversely affected by a $3.2 million charge to reserve for excess and slow moving inventory purchased in prior years. During the fourth quarter of fiscal 2002, a detailed review of inventory was performed in conjunction with the Company's long-term product planning process. This review indicated that due to changes in product mix, other manufacturing changes to the Company's products, and declines in sales levels, a large number of component parts were deemed to be obsolete. In addition, gross profit was adversely affected during fiscal 2002 by inefficiencies related to the transfer of the B&F line of disposable products to St. Louis. This transfer of production was undertaken to improve customer service and reduce manufacturing cost. The Company is continuing its efforts to improve efficiencies. The Company invested $3.7 million in capital expenditures during fiscal 2002 for manufacturing equipment, which is expected to decrease production costs and improve efficiencies for several product lines.

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

     As discussed in the preceding Overview section, financial results for fiscal 2002 were adversely impacted by the write down of $9.6 million in goodwill. During fiscal 2002, the Company adopted SFAS 142, which establishes new accounting and reporting standards for purchase business combinations and goodwill. As provided by SFAS 142, the Company ceased amortizing goodwill on July 1, 2001. During the first half of fiscal 2002, the Company performed the transitional impairment analysis of its goodwill as of the implementation date, following which the Company concluded that there was no impairment of goodwill at July 1, 2001. The Company completed the required annual impairment review of its goodwill at June 30, 2002, which due to negative events and declining sales and profitability, resulted in a goodwill impairment charge of $9.6 million.

     Interest expense decreased by $0.4 million, or 26.7%, to $1.1 million in fiscal 2002 from $1.5 million in fiscal 2001. Interest expense has been reduced due to reductions in debt and a reduction in interest rates.

     The Company had a loss of $13.0 million before taxes for fiscal 2002, compared to income before taxes of $0.4 million in fiscal 2001. The Company recorded an income tax benefit of $1.3 million in fiscal 2002, compared to tax expense of $0.2 million in fiscal 2001. The 2002 tax benefit was negatively impacted due to the non-deductibility of the goodwill impairment charge for federal income tax purposes. Results for fiscal 2001 benefited from the release of valuation reserves of $0.3 million. This valuation allowance was previously established for state net operating loss carry forwards due to uncertainty as to their eventual utilization. For further discussion of the Company's income taxes please refer to the "Notes to Consolidated Financial Statements" section included in this Form 10-K.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth selected information concerning Allied's financial condition at June 30:

DOLLARS IN THOUSANDS                                       2003      2002      2001
--------------------                                      -------   -------   -------
Cash & cash equivalents.................................  $    12   $     1   $    20
Working Capital.........................................  $ 9,445   $ 9,371   $20,682
Total Debt..............................................  $10,022   $12,121   $12,188
Current Ratio...........................................   1.48:1    1.67:1    3.44:1

     The Company's working capital was $9.5 million at June 30, 2003 compared to $9.4 million at June 30, 2002. Inventory declined by $0.9 million as a result of the Company's inventory reduction programs. Accounts receivable decreased to $7.8 million at June 30, 2003, down $1.0 million from $8.8 million at June 30, 2002. This decrease in accounts receivable is a result of improvements in collection performance. Accounts receivable as measured in days sales outstanding ("DSO") decreased to 48 DSO from 51 DSO at June 30, 2002. Income taxes receivable was reduced by $0.4 million as the Company received a federal tax refund resulting from the carry back of the fiscal 2002 loss of $0.8 million which was offset by the $0.4 million receivable established for the carry back of the fiscal 2003 loss. The current deferred income tax asset was reduced by $0.7 million and the current deferred tax liability was increased by $0.4 million. The net change in current deferred income taxes, $1.1 million, is a result of the disposal of slow-moving and obsolete inventory during fiscal 2003 which had been reserved during fiscal 2002. The disposal of inventory generated net operating loss carry forwards which are presented as long-term deferred tax assets at June 30, 2003. Accrued liabilities increased by $0.3 million, reflecting the timing of customer orders and payments. The working capital reductions are partially offset by the following changes in working capital during fiscal 2003. Accounts payable decreased by $1.2 million during fiscal 2003, as a result of decreased purchases during the fourth quarter of the fiscal year from the Company's inventory reduction programs. The current portion of long-term debt decreased by $2.6 million reflecting the reduction in the Company's revolver debt.

     The Company's working capital was $9.4 million at June 30, 2002 compared to $20.7 million at June 30, 2001. The decrease in working capital is primarily due to the classification of $7.1 million of revolving debt as a current liability in fiscal 2002. Due to provisions in the Company's new credit agreement which require a lock-box agreement whereby remittances from the Company's customers automatically reduce the debt outstanding and the inclusion of a subjective "material adverse effect" clause in the agreement, the Company is required to classify amounts outstanding under its revolving debt as a current liability. Inventory declined by $3.9 million, primarily as a result of a $3.2 million increase to the Company's reserve for slow-moving and obsolete inventory. During the fourth quarter of fiscal 2002, the Company implemented a detailed review of inventory. This review indicated that due to changes in product mix, other manufacturing changes to the Company's products, and declines in sales levels, a large number of components were deemed to be obsolete. Inventory reduction programs did result in an additional $0.7 million reduction in inventory. Accounts receivable decreased to $8.8 million at June 30, 2002, down $2.6 million from $11.4 million at June 30, 2001. This decrease in accounts receivable is a result of decreased sales and an improvement in collection performance. Accounts receivable as measured in DSO decreased to 51 DSO at June 30, 2002 from 65 DSO at June 30, 2001. Customer deposits increased by $0.3 million during the year. These working capital reductions are partially offset by the following changes in working capital during fiscal 2002. Operating losses generated in fiscal 2002 led to a $0.7 million income tax receivable at June 30, 2002, representing the federal income tax receivable resulting from the carry back of the fiscal 2002 loss, excluding the impact of the impairment of goodwill. Accounts payable decreased to $3.4 million at June 30, 2002, down $0.4 million from $3.8 million at June 30, 2001. Accrued liabilities decreased by $0.7 million due to decreases in accrued income tax.

     The net increase in cash for the fiscal years ended June 30, 2003 was $0.01 million. The net decrease in cash for the fiscal years ended June 30, 2002, and 2001 was $0.02 million, and $0.5 million, respectively. Net cash provided by operating activities was $2.6 million, $3.8 million, and $2.1 million for the same periods.

     Cash flows provided by operating activities for the fiscal year ended June 30, 2003 consisted of a net loss $0.2 million, which was offset by $1.2 million in non-cash charges to operations for amortization and depreciation. Changes in working capital and deferred tax accounts favorably impacted cash flow from operations by $1.6 million. Cash flow was used to reduce debt and capital lease obligations by $2.1 million and make capital expenditures of $0.5 million.

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

     At June 30, 2003 the Company had aggregate indebtedness, including capital lease obligations, of $10.0 million, including $7.9 million of short-term debt and $2.1 million of long-term debt. At June 30, 2002 the Company had aggregate indebtedness including capital lease obligations of $12.1 million, including $8.0 million of short-term debt and $4.1 million of long-term debt.

     On August 7, 1998, the Company borrowed approximately $5.0 million from a bank. The real estate term loan is collateralized by the Company's St. Louis facility. The real estate term loan requires monthly principal and interest payments of $0.06 million, with a final payment of all principal and interest remaining unpaid due at maturity on August 1, 2003. Interest is fixed at 7.75% annum. Proceeds from the borrowing were used to pay down existing debt, which bore a higher interest rate. The term loan was amended on March 24 and September 1, 1999 resulting in changes to certain debt covenants for which the Company was in compliance at June 30, 2003 and 2002. The term loan was further amended subsequent to year end on September 26, 2003. See Note 15 for additional information.

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

     The revolving credit facility provides for a borrowing base of 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $8.0 million, subject to reserves as established by the Bank. At June 30, 2003, $8.0 million was available under the revolving credit facility for additional borrowings. The new credit facility calls for a 0.25% commitment fee payable quarterly based on the average daily unused portion of the revolving credit facility. The revolving credit facility also provides for a commitment guaranty of up to $5.0 million for letters of credit and requires a per annum fee of 1.50% on outstanding letters of credit. At June 30, 2003 and 2002, the Company had no letters of credit outstanding. Any outstanding letters of credit decreases the amount available for borrowing under the revolving credit facility.

     The entire credit facility accrues interest at the floating reference rate, which is the greater of the Bank's prime rate (plus 0.25% if the Company's fixed charge coverage ratio falls below 1.25 to 1.00) or the Federal Funds rate plus 0.5%. The floating reference rate was 4.00% at June 30, 2003 and 4.75% at June 30, 2002, respectively. The credit facility also provides the Company with a rate of LIBOR plus 2.25%, at the Company's option. The optional LIBOR rate may increase or decrease from LIBOR plus 2.00% to LIBOR plus 2.50% based on the Company's fixed charge coverage ratio. The 90-day LIBOR rate was 1.90% at June 30, 2002. At June 30, 2002, $5.6 million of the revolving credit facility was subject to the LIBOR provision. At June 30, 2003, none of the revolving credit facility is subject to the LIBOR provision. The Company also has the option to swap the interest rate applicable to the term loan for a fixed rate.

     On September 26, 2002, the Bank further amended the Company's credit facility (the amended credit facility). Under the terms of the amended credit facility, the interest rate on each loan outstanding at an Event of Default, as defined in the amended credit facility, will bear interest at the rate of 2.00% per annum in excess of the interest rate otherwise payable thereon and interest payments will be payable on demand. The Bank amended various financial covenants in conjunction with the amended credit facility to include a quarterly fixed coverage charge ratio and EBITDA ratio through June 30, 2003, which are adjusted to measurement on an annual basis beginning on July 1, 2003. In addition, the outstanding loans under the amended credit facility will bear interest at an annual interest rate of 0.75% plus the Bank's prime rate and the Company shall not have the option to elect a LIBOR rate of interest for its outstanding borrowings. The Company's per annum fee on any outstanding letters of credit under the amended credit facility will be 2.50%. The borrowing period under the term loan for capital expenditures, which will represent 80% of the purchase price of the related equipment, has been extended to eight months from the date of the original credit facility. Additionally, the terms of the amended credit facility restrict the payment of dividends on the Company's common stock.

     The new credit facility requires lockbox arrangement, which provide for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the new credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's Emerging Issues Task Force Issue 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 25, 2005. Additionally, the Bank has not notified the Company of any indication of a MAE at June 30, 2003.

     Under the terms of the amended credit facility, the Company is required to be in compliance with certain financial covenants pertaining to stockholders' equity, capital expenditures and net income. At June 30, 2003, the Company was in violation of its EBITDA (net income after taxes, plus interest expense, income tax expense, and depreciation and amortization) covenant which were waived by the bank in a letter dated on September 26, 2003. On September 26, 2003, the Bank further amended the Company's credit facility (the amended credit facility). The Bank amended various financial covenants in conjunction with the amended credit facility including a reduction in the required fixed coverage charge ratio and the elimination of the

EBITDA covenant. The Bank amended the borrowing base to include 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $7.0 million, subject to reserves as established by the Bank. In addition, the outstanding loans under the amended credit facility will bear interest at an annual interest rate of 1.00% plus the Bank's prime rate. In conjunction with these amendments to the Company's credit facility, the Bank extended the maturity on the Company's term loan on real estate from August 1, 2003 to April 24, 2005. Amortization on the real estate term loan shall continue on a five-year schedule with equal monthly payments of $49,685. The real estate term loan will bear interest at an annual interest rate of 1.00% plus the Bank's prime rate. The Company also received a waiver from the Bank for its covenant violations pertaining to its EBITDA covenant, which the Company was in default of on June 30, 2003. Additionally, the terms of the new credit facility restrict the Company from the payment of dividends on any class of its stock.

     Proceeds of $8.0 million received under the new credit facility were utilized to repay the entire amount outstanding under the Company's previous revolving credit facility. The previous credit facility was thereby terminated.

     The following table summarizes the Company's cash obligations at June 30, 2003:

                                                         PAYMENT DUE BY PERIOD
                                                ---------------------------------------
                                                              LESS THAN
CONTRACTUAL OBLIGATIONS                            TOTAL        1 YEAR      1-3 YEARS
-----------------------                         -----------   ----------   ------------
Long-Term Debt................................  $10,021,624   $1,205,476   $  8,816,148(1)
Capital Lease Obligations.....................           --           --             --
Operating Leases..............................      633,319      247,047        386,272
Unconditional Purchase Obligations............           --           --             --
Other Long-Term Obligations...................           --           --             --
                                                -----------   ----------   ------------
Total Contractual Cash Obligations............  $10,654,943   $1,452,523   $  9,202,420
                                                ===========   ==========   ============

---------------

(1) Assumes the Company's revolving credit agreement currently classified as a current liability subject to the provisions of EITF 95-22 will be paid at maturity.

     Capital expenditures, net of capital leases, were $0.5 million, $3.7 million and $0.8 million in fiscal 2003, 2002, and 2001, respectively. The Company believes that cash flows from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures of $1.0 million in 2004. Cash flows from operations may be negatively impacted by decreases in sales, market conditions, and adverse changes in working capital.

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

     The following table sets forth selected operating results for the eight quarters ended June 30, 2003. The information for each of these quarters is unaudited, but includes all normal recurring adjustments which the Company considers necessary for a fair presentation thereof. These operating results, however, are not necessarily indicative of results for any future period. Further, operating results may fluctuate as a result of the timing of orders, the Company's product and customer mix, the introduction of new products by the Company and its competitors, and overall trends in the health care industry and the economy. While these patterns have an impact on the Company's quarterly operations, the Company is unable to predict the extent of this impact in any particular period.

                                                               THREE MONTHS ENDED,
                            -----------------------------------------------------------------------------------------
                            JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,
                              2003       2003        2002       2002        2002       2002        2001       2001
                            --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                   DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
Net sales.................  $14,327     $16,443    $14,852     $15,241    $15,683     $15,188    $15,398     $14,146
Gross profit..............    3,244       4,241      3,385       3,184        567       3,391      3,627       2,831
Income (loss) from
  operations..............     (135)        818        (40)       (140)   (12,177)        325        454        (532)
Net income (loss).........     (106)        365       (176)       (240)   (11,347)         29         97        (510)
Basic and diluted earnings
  (loss) per share........    (0.01)       0.05      (0.02)      (0.03)     (1.44)         --       0.01       (0.07)

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business. SFAS 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules change the criteria to be met to classify an asset as held-for-sale. The new rules also broaden the criteria regarding classification of a discontinued operation. The Company adopted the provisions of SFAS 144 effective July 1, 2002. Adoption of SFAS 144 did not have a material impact on the Company's results of operations, financial position or cash flows.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS 146 has not had a material impact on the Company's results of operations, financial position or cash flows.

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

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FAS 123," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Adoption of SFAS 148 did not have a material impact on the Company's results of operations, financial position or cash flows.

     In January 2003, the FASB released FIN No. 46, "Consolidation of Variable Interest Entities -- an Interpretation of ARB No. 51". The Interpretation clarifies issues regarding the consolidation of entities which may have features that make it unclear whether consolidation or equity method accounting is appropriate. FIN 46 is generally effective in 2003. The Company is evaluating FIN 46 to determine any potential impact on its financial reporting, but does not anticipate any impact.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 provides guidance on distinguishing between liability and equity instruments and accounting for instruments that have characteristics of both. SFAS 150 requires specific types of freestanding financial instruments to be classified as liabilities including mandatory redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets and certain obligations to issue a variable number of shares. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 is effective July 1, 2003. Adoption of SFAS 150 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 2003, the Company had $10.0 million in debt outstanding, excluding capital leases, of which $3.1 million is a term loan with a fixed interest rate of 7.75%. The remaining balance represents amounts outstanding under the Company's revolving credit facility of $4.2 million and the Company's capital expenditure loan for $2.7 million. The revolving credit facility and capital expenditure loan bear an interest rate using the commercial bank's "floating reference rate" or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates. With respect to the Company's fixed-rate debt outstanding at June 30, 2003, a 10% increase in interest rates would have resulted in approximately $0.02 million decrease in the market value of the debt and a 10% decrease in interest rates would have resulted in approximately $0.02 increase in the fair value of the debt with respect to the Company's variable-debt.

     The Company had no holdings of derivative financial or commodity instruments at June 30, 2003. Allied Healthcare Products has international sales, however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following described consolidated financial statements of Allied Healthcare Products, Inc. are included in response to this item:

     Report of Independent Auditors.

          Consolidated Statement of Operations for the fiscal years ended June 30, 2003, 2002 and 2001.

          Consolidated Balance Sheet for the fiscal years ended June 30, 2003 and 2002.

          Consolidated Statement of Changes in Stockholders' Equity for the fiscal years ended June 30, 2003, 2002 and 2001.

          Consolidated Statement of Cash Flows for the fiscal years ended June 30, 2003, 2002 and 2001.

     Notes to Consolidated Financial Statements.

          Schedule of Valuation and Qualifying Accounts and Reserves for the years ended June 30, 2003, 2002 and 2001.

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Allied Healthcare Products, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allied Healthcare Products, Inc. and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 of the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002 to conform with Statement of Financial Accounting Standards No. 142.

/s/ PRICEWATERHOUSECOOPERS LLP
---------------------------------------------------------
PricewaterhouseCoopers LLP

St. Louis, Missouri
September 26, 2003

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 YEAR ENDED JUNE 30,
                                                       ----------------------------------------
                                                          2003           2002          2001
                                                       -----------   ------------   -----------
Net sales............................................  $60,863,358   $ 60,414,884   $64,927,678
Cost of sales........................................   46,809,726     49,998,428    48,265,110
                                                       -----------   ------------   -----------
Gross profit.........................................   14,053,632     10,416,456    16,662,568
Selling, general and administrative expenses.........   13,550,592     12,786,409    14,572,963
Provision for product recall.........................           --        (39,567)       79,303
Impairment of goodwill...............................           --      9,600,000            --
                                                       -----------   ------------   -----------
Income (loss) from operations........................      503,040    (11,930,386)    2,010,302
                                                       -----------   ------------   -----------
Other expenses:
  Interest expense...................................      830,838      1,054,092     1,530,481
  Other, net.........................................       41,135         40,950        73,793
                                                       -----------   ------------   -----------
                                                           871,973      1,095,042     1,604,274
                                                       -----------   ------------   -----------
Income (loss) before provision (benefit) for income
  taxes..............................................     (368,933)   (13,025,428)      406,028
Provision (benefit) for income taxes.................     (211,374)    (1,294,420)      171,892
                                                       -----------   ------------   -----------
Net income (loss)....................................  $  (157,559)  $(11,731,008)  $   234,136
                                                       ===========   ============   ===========
Basic and diluted income (loss) per share:
  Income (loss) per share............................  $     (0.02)  $      (1.50)  $      0.03
                                                       ===========   ============   ===========
Weighted average shares outstanding -- Basic.........    7,813,932      7,809,266     7,806,682
                                                       -----------   ------------   -----------
Weighted average shares outstanding -- Diluted.......    7,813,932      7,809,266     8,125,699
                                                       -----------   ------------   -----------

          See accompanying Notes to Consolidated Financial Statements

                        ALLIED HEALTHCARE PRODUCTS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                       JUNE 30,
                                                              ---------------------------
                                                                  2003           2002
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $     12,016   $        800
  Accounts receivable, net of allowance for doubtful
     accounts of $475,000 and $450,000, respectively........     7,848,977      8,788,020
  Inventories, net..........................................    12,274,972     13,200,921
  Deferred income taxes.....................................            --        745,910
  Income tax receivable.....................................       392,259        745,895
  Other current assets......................................       149,995        163,510
                                                              ------------   ------------
       Total current assets.................................    20,678,219     23,645,056
                                                              ------------   ------------
  Property, plant and equipment, net........................    12,630,289     13,228,157
  Deferred income taxes.....................................       989,710        100,492
  Goodwill..................................................    15,979,830     15,979,830
  Other assets, net.........................................       134,528        180,536
                                                              ------------   ------------
       Total assets.........................................  $ 50,412,576   $ 53,134,071
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  2,192,717   $  3,426,802
  Current portion of long-term debt.........................     5,409,304      7,985,406
  Deferred income taxes.....................................       412,079             --
  Other accrued liabilities.................................     3,218,981      2,861,973
                                                              ------------   ------------
       Total current liabilities............................    11,233,081     14,274,181
                                                              ------------   ------------
Long-term debt..............................................     4,612,320      4,135,156
                                                              ------------   ------------
Commitments and contingencies ( Notes 6 and 12).............            --             --
Stockholders' equity:
  Preferred stock; $0.01 par value; 1,500,000 shares
     authorized; no shares issued and outstanding...........            --             --
  Series A preferred stock; $0.01 par value; 200,000 shares
     authorized; no shares issued and outstanding...........            --             --
  Common stock; $0.01 par value; 30,000,000 shares
     authorized; 7,813,932 shares issued and outstanding at
     June 30, 2003 and 2002.................................       101,175        101,175
  Additional paid-in capital................................    47,030,549     47,030,549
  Retained earnings.........................................     8,166,879      8,324,438
  Common stock in treasury, at cost.........................   (20,731,428)   (20,731,428)
                                                              ------------   ------------
       Total stockholders' equity...........................    34,567,175     34,724,734
                                                              ------------   ------------
       Total liabilities and stockholders' equity...........  $ 50,412,576   $ 53,134,071
                                                              ============   ============

          See accompanying Notes to Consolidated Financial Statements

                        ALLIED HEALTHCARE PRODUCTS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 ADDITIONAL
                          PREFERRED    COMMON      PAID-IN       RETAINED
                            STOCK      STOCK       CAPITAL       EARNINGS     TREASURY STOCK      TOTAL
                          ---------   --------   -----------   ------------   --------------   ------------
Balance, June 30,
  2000..................     $--      $101,102   $47,014,621   $ 19,821,310    $(20,731,428)   $ 46,205,605
Net income for the year
  ended June 30, 2001...     --             --            --        234,136              --         234,136
                             --       --------   -----------   ------------    ------------    ------------
Balance, June 30,
  2001..................     --        101,102    47,014,621     20,055,446     (20,731,428)     46,439,741
Issuance of common
  stock.................     --             73        15,928             --              --          16,001
Net loss for the year
  ended June 30, 2002...     --             --            --    (11,731,008)             --     (11,731,008)
                             --       --------   -----------   ------------    ------------    ------------
Balance, June 30,
  2002..................     --        101,175    47,030,549      8,324,438     (20,731,428)     34,724,734
Net loss for the year
  ended June 30, 2003...     --             --            --       (157,559)             --        (157,559)
                             --       --------   -----------   ------------    ------------    ------------
Balance, June 30,
  2003..................     $--      $101,175   $47,030,549   $  8,166,879    $(20,731,428)   $ 34,567,175
                             ==       ========   ===========   ============    ============    ============

          See accompanying Notes to Consolidated Financial Statements

                        ALLIED HEALTHCARE PRODUCTS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                YEAR ENDED JUNE 30,
                                                     ------------------------------------------
                                                         2003           2002           2001
                                                     ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss)................................  $   (157,559)  $(11,731,008)  $    234,136
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization...............     1,168,326      1,389,254      2,954,090
       Impairment of goodwill......................            --      9,600,000             --
       Provision for product recall................            --        (39,567)        79,303
       Deferred income taxes.......................       268,771       (279,941)      (356,668)
       Changes in operating assets and liabilities:
          Accounts receivable, net.................       939,043      2,871,037       (852,960)
          Inventories, net.........................       925,949      3,878,112       (336,855)
          Income tax receivable....................       353,636       (745,895)            --
          Other current assets.....................        13,515        129,086         65,811
          Accounts payable.........................    (1,234,085)      (416,290)      (212,647)
          Accrual for product recall...............            --       (106,614)      (118,363)
          Other accrued liabilities................       357,008       (717,875)       631,992
                                                     ------------   ------------   ------------
     Net cash provided by operating activities.....     2,634,604      3,830,299      2,087,839
                                                     ------------   ------------   ------------
Cash flows from investing activities:
  Capital expenditures.............................      (524,450)    (3,698,060)      (751,205)
                                                     ------------   ------------   ------------
     Net cash used in investing activities.........      (524,450)    (3,698,060)      (751,205)
                                                     ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt.........     1,799,966      1,246,325             --
  Proceeds from issuance of common stock...........            --         16,001             --
  Payment of long-term debt........................      (763,104)      (415,440)      (413,313)
  Payment of capital lease obligations.............      (192,425)      (552,146)      (565,751)
  Borrowings under revolving credit agreements.....    63,069,229     64,209,225     63,807,625
  Payments under revolving credit agreements.......   (66,012,604)   (64,555,527)   (64,713,027)
  Debt issuance costs..............................            --       (100,242)            --
                                                     ------------   ------------   ------------
     Net cash used in financing activities.........    (2,098,938)      (151,804)    (1,884,466)
                                                     ------------   ------------   ------------
Net increase (decrease) in cash and equivalents....        11,216        (19,565)      (547,832)
Cash and equivalents at beginning of year..........           800         20,365        568,197
                                                     ------------   ------------   ------------
Cash and equivalents at end of year................  $     12,016   $        800   $     20,365
                                                     ============   ============   ============
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest......................................  $    830,838   $  1,116,711   $  1,431,750
     Income taxes..................................  $      9,375   $    658,780   $    154,892

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

  RECLASSIFICATIONS

     Certain financial statement amounts have been reclassified to conform to the current year presentation.

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

  CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. Book cash overdrafts on the Company's disbursement accounts totaling $523,955 and $1,348,309 at June 30, 2003 and 2002, respectively, are included in accounts payable.

  FOREIGN CURRENCY TRANSACTIONS

     Allied has international sales which are denominated in U.S. dollars, the functional currency for these transactions.

                        ALLIED HEALTHCARE PRODUCTS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  CONCENTRATIONS OF CREDIT RISK

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and historically such losses have been within management's expectations. The Company's customers can be grouped into three main categories: medical equipment distributors, construction contractors and health care institutions. At June 30, 2003 the Company believes that it has no significant concentration of credit risk.

  INVENTORIES

     Inventories are stated at the lower of cost, determined using the last-in, first-out ("LIFO") method, or market. If the first-in, first-out method (which approximates replacement cost) had been used in determining cost, inventories would have been $421,902 and $692,128 higher at June 30, 2003 and 2002, respectively. Changes in the LIFO reserve are included in cost of sales. Cost of sales were reduced by $270,226 and $66,642 in fiscal 2003 and 2002, respectively, as a result of LIFO liquidations. Costs in inventory include raw materials, direct labor and manufacturing overhead.

     Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and greater than one year's usage on hand. The reserve for obsolete and excess inventory was $2,324,258 and $4,812,074 at June 30, 2003 and 2002, respectively.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which range from 5 to 35 years. Properties held under capital leases are recorded at the present value of the non-cancelable lease payments over the term of the lease and are amortized over the shorter of the lease term or the estimated useful lives of the assets. Expenditures for repairs, maintenance and renewals are charged to income as incurred. Expenditures, which improve an asset or extend its estimated useful life, are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

  GOODWILL

     At June 30, 2003 and 2002, the Company has goodwill of $15,979,830, resulting from the excess of the purchase price over the fair value of net assets acquired in business combinations. During fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which establishes new accounting and reporting standards for purchase business combinations and goodwill. As provided by SFAS No. 142, the Company ceased amortizing goodwill on July 1, 2001. During the first half of fiscal 2002, the Company performed the transitional impairment analysis of its goodwill as of the implementation date, following which the Company concluded that there was no impairment of goodwill at July 1, 2001. The Company completed the required initial annual impairment review of its goodwill at June 30, 2002, which due to declining sales and profitability, resulted in a goodwill impairment loss of $9,600,000.

     The Company conducts a formal impairment test of goodwill on an annual basis and between annual test if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below it's carrying value. The annual impairment test did not indicate a further impairment of goodwill at June 30, 2003.

                        ALLIED HEALTHCARE PRODUCTS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates impairment of long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of the assets may not be recoverable. Under SFAS No. 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss will be recognized. No impairment losses of long-lived assets or identifiable intangibles were recorded by the Company for fiscal years ended June 30, 2003 and 2002.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash, accounts receivable, accounts payable and debt. The carrying amounts for cash, accounts receivable and accounts payable approximate their fair value due to the short maturity of these instruments. The fair value of long-term debt, excluding capital leases, was $10.0 million and $12.0 million at June 30, 2003 and 2002, respectively, and the related carrying amounts were $10.0 million and $11.9 million, respectively. The Company estimated the fair value of its long-term, fixed-rate debt using a discounted cash flow analysis based on the Company's current borrowing rates for debt with similar maturities.

  INCOME TAXES

     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses for the years ended June 30, 2003, 2002 and 2001 were $577,278, $622,793 and
$592,815, respectively.

  EARNINGS PER SHARE

     Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are based on the sum of the weighted averaged number of shares of common stock and common stock equivalents outstanding during the year. The weighted

                        ALLIED HEALTHCARE PRODUCTS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

average number of basic shares outstanding for the years ended June 30, 2003, 2002 and 2001 was 7,813,932, 7,809,266, and 7,806,682 shares, respectively. The weighted average number of diluted shares outstanding for the years ended June 30, 2003, 2002 and 2001 was 7,813,932, 7,809,266, and 8,125,699 shares, respectively. The dilutive effect of Company's employee's and director's stock option plans are determined by use of the treasury stock method. Employee and director stock option plans are not included as common stock equivalents for earnings per share purposes in fiscal 2003 and 2002 as the impact on the number of shares outstanding would have been anti-dilutive.

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

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") prescribes the recognition of compensation expense based on the fair value of options or stock awards determined on the date of grant. Companies that elect to account for stock-based compensation plans in accordance with APB 25 are required to make certain pro forma disclosures as if the fair value method had been utilized. The fair value of options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes multiple option-pricing model. For options granted during the fiscal years ended June 30, 2003, 2002 and 2001, the assumptions utilized in the Black-Scholes multiple option-pricing model included expected option life of 10 years, risk-free interest rates ranging from 2.65% to 5.00%, volatility ranging from 46% to 49% and no dividend yield. The following table shows stock-based compensation expense included in net income and pro forma stock-based compensation expense, net income/(loss) and earnings per share had we elected to record compensation expense based on the fair value of options at the grant date for the fiscal years ended June 30, 2003, 2002, and 2001. (In thousands, except per share data)

                                                             2003      2002     2001
                                                            ------   --------   -----
Stock-based compensation
  As reported.............................................  $   --   $     --   $  --
  Pro forma...............................................     157        194     189
Net income (loss)
  As reported.............................................  $ (158)  $(11,731)  $ 234
  Pro forma...............................................  $ (315)   (11,925)     45
Basic earnings (loss) per share
  As reported.............................................  $(0.02)  $  (1.50)  $0.03
  Pro forma...............................................  $(0.04)  $  (1.53)  $0.01

  NEW ACCOUNTING STANDARDS

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business. SFAS 144 provides a single

                        ALLIED HEALTHCARE PRODUCTS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules change the criteria to be met to classify an asset as held-for-sale. The new rules also broaden the criteria regarding classification of a discontinued operation. The Company is required to adopted the provisions of SFAS 144 effective July 1, 2002. Adoption of SFAS 144 did not have a material impact on the Company's results of operations, financial position or cash flows.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS 146 has not had a material impact on the Company's results of operations, financial position or cash flows.

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

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FAS 123," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Adoption of SFAS 148 did not have a material impact on the Company's results of operations, financial position or cash flows.

     In January 2003, the FASB released FIN No. 46, "Consolidation of Variable Interest Entities -- an Interpretation of ARB No. 51". The Interpretation clarifies issues regarding the consolidation of entities which may have features that make it unclear whether consolidation or equity method accounting is appropriate. FIN 46 is generally effective in 2003. The Company is evaluating FIN 46 to determine any potential impact on its financial reporting, but does not anticipate any impact.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 provides guidance on distinguishing between liability and equity instruments and accounting for instruments that have characteristics of both. SFAS 150 requires specific types of freestanding financial instruments to be classified as liabilities including mandatory redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets and certain obligations to issue a variable number of shares. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 is effective July 1, 2003. Adoption of SFAS 150 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

                        ALLIED HEALTHCARE PRODUCTS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.   GOODWILL

     For the fiscal year ending June 30, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" which establishes new accounting and reporting standards for purchase business combinations and goodwill. As provided by SFAS No. 142, the Company ceased amortizing goodwill on July 1, 2001. The following table summarizes the effect of adoption of SFAS No. 142 on net income/(loss) and earnings/(loss) per share.

                                                      FOR THE YEAR ENDED JUNE 30,
                                                 -------------------------------------
                                                   2003          2002          2001
                                                 ---------   ------------   ----------
Reported net income / (loss)...................  $(157,559)  $(11,731,008)  $  234,136
Add back: Goodwill amortization................         --             --      815,411
                                                 ---------   ------------   ----------
Adjusted net income / (loss)...................  $(157,559)  $(11,731,008)  $1,049,547
Basic and diluted earnings/(loss) per share:
Reported net earnings / (loss) per share.......  $   (0.02)  $      (1.50)  $     0.03
Goodwill amortization per share................         --             --         0.10
                                                 ---------   ------------   ----------
Adjusted earnings/ (loss) per share............  $   (0.02)  $      (1.50)  $     0.13
                                                 =========   ============   ==========

     As required by SFAS 142, the Company completed its transitional goodwill impairment analysis as of July 1, 2001, for which it concluded that the carrying value of its goodwill was not impaired. The fair value of the Company utilized in the transitional goodwill impairment analysis was estimated using a discounted cash flow approach incorporating the Company's fiscal 2002 plan.

     The Company completed its initial annual goodwill impairment test during the fourth quarter of the fiscal year ended June 30, 2002. Due to operating inefficiencies, a general slow down in orders, and delivery issues, which led to a drop in market share, operating profits and cash flows were lower than expected during fiscal 2002. Based on that trend, management revised its earnings forecast for fiscal 2003. During the fourth quarter of the fiscal year ended June 30, 2002, the Company recognized a goodwill impairment loss of $9,600,000. The annual impairment test did not indicate a further impairment of goodwill at June 30, 2003. The fair value of the Company was estimated using a discounted cash flow approach incorporating its most recent business plan forecasts in the performance of its annual analysis of goodwill impairment.

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

                        ALLIED HEALTHCARE PRODUCTS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A reconciliation of activity with respect to the Company's product recall is as follows:

                                                     2002       2001       2000        1999
                                                   --------   --------   --------   ----------
Balance, beginning of year.......................  $146,181   $185,241   $594,725   $       --
Provision for recall established.................        --         --         --    1,500,000
Addition to provision for recall.................        --     79,303    300,000           --
Reduction to provision for recall................   (39,567)        --   (317,600)          --
Costs incurred related to product retrofitting
  and replacement................................  (106,614)  (118,363)  (391,884)    (905,275)
                                                   --------   --------   --------   ----------
Balance, end of year.............................  $     --   $146,181   $185,241   $  594,725
                                                   ========   ========   ========   ==========

     During the first quarter of fiscal 2000, the Company recorded an additional provision of $0.3 million relative to the regulator recall. The addition represented a provision for additional aluminum regulator inventory not identified as part of the original $1.5 million estimate. The $0.3 million reduction to the provision in fiscal 2000 represented the subsequent disposal of the aluminum regulator inventory on a basis more favorable than originally estimated. During fiscal 2001, the Company recorded an additional provision of $0.1 million for the estimated additional cost to be incurred for product retrofitting and replacement. During fiscal 2002, the provision was reduced by $0.04 million, as the recall was considered complete at June 30, 2002.

     The Company has incurred various legal expenses related to claims associated with the LSP regulator recall. Accordingly, the Company recorded an additional provision for product liability litigation during fiscal 2001 for amounts estimated to be payable by the Company under its self-insurance retention for legal costs associated with defending these claims. These amounts are included along with other legal expenses of the Company as selling, general and administrative expenses. In addition to the product recall retrofitting reserve discussed above, at June 30, 2003, the Company has a litigation cost accrual balance of $0.1 million for legal expense associated to the LSP regulator recall.

                        ALLIED HEALTHCARE PRODUCTS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.   FINANCING

     Long-term debt consisted of the following at June 30:

                                                                 2003          2002
                                                              -----------   -----------
UNSUBORDINATED DEBT
Notes payable to bank or other financial lending institution
Term loan on real estate -- principal of $49,772 due monthly
  with remaining balance due August 1, 2003.................  $ 3,076,135   $ 3,534,609
Revolving credit facility -- aggregate revolving commitment
  of $15,000,000; principal due at maturity on April 24,
  2005......................................................    4,203,828     7,147,203
Term loan on capital expenditures -- principal of $50,772
  due monthly with remaining balance due on April 24,
  2005......................................................    2,741,661     1,246,325
                                                              -----------   -----------
                                                               10,021,624    11,928,137
                                                              ===========   ===========
SUBORDINATED DEBT
Capital lease obligations...................................           --       192,425
                                                              -----------   -----------
                                                               10,021,624    12,120,562
Less -- Current portion of long-term debt, including
  $192,425 of capital lease obligations at June 30, 2002....   (5,409,304)   (7,985,406)
                                                              -----------   -----------
                                                              $ 4,612,320   $ 4,135,156
                                                              ===========   ===========

     On August 7, 1998, the Company borrowed approximately $5.0 million from a bank. The real estate term loan is collateralized by the Company's St. Louis facility. The real estate term loan requires monthly principal and interest payments of $0.06 million, with a final payment of all principal and interest remaining unpaid due at maturity on August 1, 2003. Interest is fixed at 7.75% annum. Proceeds from the borrowing were used to pay down existing debt, which bore a higher interest rate. The term loan was amended on March 24 and September 1, 1999 resulting in changes to certain debt covenants for which the Company was in compliance at June 30, 2003 and 2002. The term loan was further amended subsequent to year end on September 26, 2003. See Note 15 for additional information.

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

     The revolving credit facility provides for a borrowing base of 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $8.0 million, subject to reserves as established by the Bank. At June 30, 2003, $8.0 million was available under the revolving credit facility for additional borrowings. The new credit facility calls for a 0.25% commitment fee payable quarterly based on the average daily unused portion of the revolving credit facility. The revolving credit facility also provides for a commitment guaranty of up to $5.0 million for letters of credit and requires a per annum fee of 1.50% on outstanding letters of credit. At June 30, 2003 and 2002, the Company had no letters of credit outstanding. Any outstanding letters of credit decreases the amount available for borrowing under the revolving credit facility.

                        ALLIED HEALTHCARE PRODUCTS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The entire credit facility accrues interest at the floating reference rate, which is the greater of the Bank's prime rate (plus 0.25% if the Company's fixed charge coverage ratio falls below 1.25 to 1.00) or the Federal Funds rate plus 0.5%. The floating reference rate was 4.00% at June 30, 2003 and 4.75% at June 30, 2002, respectively. The credit facility also provides the Company with a rate of LIBOR plus 2.25%, at the Company's option. The optional LIBOR rate may increase or decrease from LIBOR plus 2.00% to LIBOR plus 2.50% based on the Company's fixed charge coverage ratio. The 90-day LIBOR rate was 1.90% at June 30, 2002. At June 30, 2002, $5.6 million of the revolving credit facility was subject to the LIBOR provision. At June 30, 2003, none of the revolving credit facility is subject to the LIBOR provision. The Company also has the option to swap the interest rate applicable to the term loan for a fixed rate.

     On September 26, 2002, the Bank further amended the Company's credit facility (the amended credit facility). Under the terms of the amended credit facility, the interest rate on each loan outstanding at an Event of Default, as defined in the amended credit facility, will bear interest at the rate of 2.00% per annum in excess of the interest rate otherwise payable thereon and interest payments will be payable on demand. The Bank amended various financial covenants in conjunction with the amended credit facility to include a quarterly fixed coverage charge ratio and EBITDA ratio through June 30, 2003, which are adjusted to measurement on an annual basis beginning on July 1, 2003. In addition, the outstanding loans under the amended credit facility bear interest at an annual interest rate of 0.75% plus the Bank's prime rate and the Company no longer has the option to elect a LIBOR rate of interest for its outstanding borrowings. The Company's per annum fee on any outstanding letters of credit under the amended credit facility is 2.50%. The borrowing period under the term loan for capital expenditures, which will represent 80% of the purchase price of the related equipment, was extended to eight months from the date of the original credit facility. Additionally, the terms of the amended credit facility restrict the payment of dividends on the Company's common stock.

     The new credit facility requires lockbox arrangement, which provide for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the new credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's Emerging Issues Task Force Issue 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 25, 2005. Additionally, the Bank has not notified the Company of any indication of a MAE at June 30, 2003.

     Under the terms of the amended credit facility, the Company is required to be in compliance with certain financial covenants pertaining to stockholders' equity, capital expenditures and net income. At June 30, 2003, the Company was in violation of its EBITDA (net income after taxes, plus interest expense, income tax expense, and depreciation and amortization) covenant which were waived by the bank in a letter dated on September 26, 2003. See Note 15 for further discussion. Additionally, the terms of the new credit facility restrict the Company from the payment of dividends on any class of its stock.

     Proceeds of $8.0 million received under the new credit facility were utilized to repay the entire amount outstanding under the Company's previous revolving credit facility. The previous credit facility was thereby terminated.

     Aggregate maturities of long-term debt, excluding capital leases, for each of the two fiscal years subsequent to June 30, 2003 are as follows, assuming that the Company's bank does not claim a MAE with

                        ALLIED HEALTHCARE PRODUCTS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

respect to the revolving credit facility. While the revolving credit facility is classified as a current liability, it is not expected to mature until 2005.

FISCAL                             REVOLVING      REAL ESTATE   CAPITAL EXPENDITURE
YEAR                            CREDIT FACILITY    TERM LOAN         TERM LOAN           TOTAL
------                          ---------------   -----------   -------------------   -----------
2004..........................    $       --      $  596,218        $  609,258        $ 1,205,476
2005..........................     4,203,828       2,479,917         2,132,403          8,816,148
                                  ----------      ----------        ----------        -----------
                                  $4,203,828      $3,076,135        $2,741,661        $10,021,624
                                  ==========      ==========        ==========        ===========

6.   LEASE COMMITMENTS

     The Company leases certain of its equipment under non-cancelable operating lease agreements. Minimum lease payments under operating leases at June 30, 2003 are as follows:

                                                               OPERATING
FISCAL YEAR                                                     LEASES
-----------                                                    ---------
2004........................................................   $247,047
2005........................................................    180,068
2006........................................................    122,799
2007........................................................     83,405
2008........................................................         --
                                                               --------
Total minimum lease payments................................   $633,319
                                                               ========

     Rental expense incurred on operating leases in fiscal 2003, 2002, and 2001 totaled $378,665, $489,154 and $658,426, respectively.

7.   INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                     2003         2002         2001
                                                   ---------   -----------   ---------
Current:
  Federal........................................  $(480,145)  $(1,014,479)  $ 528,560
  State..........................................         --            --          --
                                                   ---------   -----------   ---------
  Total current..................................   (480,145)   (1,014,479)    528,560
                                                   ---------   -----------   ---------
Deferred:
  Federal........................................    310,145      (124,267)   (110,410)
  State..........................................    (41,374)     (155,674)   (246,258)
                                                   ---------   -----------   ---------
  Total deferred.................................    268,771      (279,941)   (356,668)
                                                   ---------   -----------   ---------
                                                   $(211,374)  $(1,294,420)  $ 171,892
                                                   =========   ===========   =========

     Income taxes were 57.3%, 9.9%, and 42.3% of pre-tax earnings (losses) in 2003, 2002, and 2001, respectively. The Company reversed $0.3 million in deferred tax valuation allowances during fiscal 2001 pursuant to the Company's reassessment of the underlying deferred tax assets and determination that it is

                        ALLIED HEALTHCARE PRODUCTS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

more likely than not that the deferred tax assets will be fully utilized. A reconciliation of income taxes, with the amounts computed at the statutory federal rate is as follows:

                                                      2003         2002         2001
                                                    ---------   -----------   --------
Computed tax at federal statutory rate............  $(125,437)  $(4,428,646)  $138,050
State income taxes, net of federal tax benefit....    (78,072)      (88,959)    43,779
Non deductible goodwill...........................         --     3,264,000    277,240
Change in valuation allowance.....................         --            --   (325,391)
Other, net........................................     (7,865)      (40,815)    38,214
                                                    ---------   -----------   --------
Total.............................................  $(211,374)  $(1,294,420)  $171,892
                                                    =========   ===========   ========

     The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of June 30, 2003 and 2002 are as follows:

                                                 2003                          2002
                                      ---------------------------   ---------------------------
                                      DEFERRED TAX   DEFERRED TAX   DEFERRED TAX   DEFERRED TAX
                                         ASSETS      LIABILITIES       ASSETS      LIABILITIES
                                      ------------   ------------   ------------   ------------
Current:
  Bad debts.........................   $  185,250     $       --     $  175,500      $     --
  Accrued liabilities...............      331,469             --        319,868            --
  Inventory.........................           --        928,798        192,042            --
  Other property basis..............           --             --         58,500            --
                                       ----------     ----------     ----------      --------
                                          516,719        928,798        745,910            --
                                       ----------     ----------     ----------      --------
Non Current:
  Depreciation......................           --         51,927             --       131,295
  Other property basis..............           --        103,041             --       125,116
  Intangible assets.................       89,293             --        158,480            --
  Net operating loss carryforward...    1,132,820             --        302,059            --
  Other.............................           --         77,435             --       103,636
                                       ----------     ----------     ----------      --------
                                        1,222,113        232,403        460,539       360,047
                                       ----------     ----------     ----------      --------
Total deferred taxes................   $1,738,832     $1,161,201     $1,206,449      $360,047
                                       ==========     ==========     ==========      ========

     The Company has approximately $1.9 million of United States federal operating loss carryforwards, which will expire in the year 2023 if not utilized prior to that time.

8.   RETIREMENT PLAN

     The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code to certain eligible salaried employees. Each employee may elect to enter a written salary deferral agreement under which a portion of such employee's pre-tax earnings may be contributed to the plan.

     During the fiscal years ended June 30, 2003, 2002 and 2001, the Company made contributions of $254,673, $252,997, and $234,472, respectively.

9.   STOCKHOLDERS' EQUITY

     The Company has established a 1991 Employee Non-Qualified Stock Option Plan, a 1994 Employee Stock Option Plan, and a 1999 Incentive Stock Plan (collectively the "Employee Plans"). The Employee

                        ALLIED HEALTHCARE PRODUCTS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     A summary of stock option transactions in 2003, 2002 and 2001, respectively, pursuant to the Employee Plans and the Directors Plans is as follows:

                                                          WEIGHTED AVERAGE   SHARES SUBJECT
                                                               PRICE           TO OPTION
                                                          ----------------   --------------
June 30, 2000...........................................       $3.50            767,750
  Options Granted.......................................        3.17             95,500
  Options Exercised.....................................          --                 --
  Options Canceled......................................        3.04            (67,850)
                                                                                -------
June 30, 2001...........................................       $3.50            795,400
                                                                                -------
Exercisable at June 30, 2001............................                        369,025
                                                                                =======
June 30, 2001...........................................       $3.50            795,400
  Options Granted.......................................        3.40             35,500
  Options Exercised.....................................        2.21             (7,250)
  Options Canceled......................................        6.43            (27,350)
                                                                                -------
June 30, 2002...........................................       $3.41            796,300
                                                                                -------
Exercisable at June 30, 2002............................                        525,675
                                                                                =======
June 30, 2002...........................................       $3.41            796,300
  Options Granted.......................................        2.66             65,500
  Options Exercised.....................................          --                 --
  Options Canceled......................................        7.11            (90,700)
                                                                                -------
June 30, 2003...........................................       $2.91            771,100
                                                                                -------
Exercisable at June 30, 2003............................                        630,475
                                                                                =======

                        ALLIED HEALTHCARE PRODUCTS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table provides additional information for options outstanding and exercisable at June 30, 2003.

  OPTIONS OUTSTANDING

                                                        WEIGHTED AVERAGE   WEIGHTED AVERAGE
RANGE OF PRICES                               NUMBER     REMAINING LIFE     EXERCISE PRICE
---------------                               -------   ----------------   ----------------
$1.00-1.99..................................   14,250      5.8 years            $ 1.88
2.00........................................  542,000      6.3 years              2.00
2.01-6.99...................................  154,000      8.3 years              3.26
7.00-7.99...................................   40,000      4.4 years              7.37
8.00-18.50..................................   20,850      1.2 years             16.10
                                              -------
$1.00-18.50.................................  771,100      6.4 years            $ 2.91

  OPTIONS EXERCISABLE

                                                        WEIGHTED AVERAGE
RANGE OF PRICES                               NUMBER     EXERCISE PRICE
---------------                               -------   ----------------
$1.00-1.99..................................   10,500        $ 1.88
2.00........................................  508,125          2.00
2.01-6.99...................................   51,000          3.94
7.00-7.99...................................   40,000          7.37
8.00-18.50..................................   20,850         16.10
                                              -------
$1.00-18.50.................................  630,475        $ 2.96

     See Note 2 for discussion of accounting for stock awards, and related fair value and pro forma income disclosures.

  STOCKHOLDER RIGHTS PLAN

     The Board of Directors adopted a Stockholder Rights Plan in 1996 that would permit stockholders to purchase common stock at prices substantially below market value under certain change-in-control scenarios. At June 30, 2003, no common stock has been purchased under this plan.

10. EXPORT SALES

     Export sales for the years ended June 30, 2003, 2002, and 2001 are approximately as follows (in thousands):

                                                            2003      2002     2001
                                                           -------   ------   -------
Europe...................................................  $ 1,200   $1,400   $ 1,500
Canada...................................................    1,100    1,300     1,500
Latin America............................................    3,600    2,900     3,200
Middle East..............................................      800    1,100     1,200
Far East.................................................    2,900    2,300     4,200
Other....................................................      900      800     2,100
                                                           -------   ------   -------
                                                           $10,500   $9,800   $13,700
                                                           =======   ======   =======

                        ALLIED HEALTHCARE PRODUCTS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                     JUNE 30,
                                                             -------------------------
                                                                2003          2002
                                                             -----------   -----------
INVENTORIES
  Work in progress.........................................  $   536,695   $   541,855
  Component parts..........................................   10,577,713    13,176,743
  Finished goods...........................................    3,484,822     4,294,397
  Reserve for obsolete and excess inventory................   (2,324,258)   (4,812,074)
                                                             -----------   -----------
                                                             $12,274,972   $13,200,921
                                                             ===========   ===========

                                                 ESTIMATED
                                                USEFUL LIFE
                                                  (YEARS)
                                                -----------
PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment.....................      5-10      $ 19,545,408   $ 19,161,575
  Buildings...................................     28-35        11,935,298     11,935,298
  Land and land improvements..................       5-7           934,216        934,216
                                                              ------------   ------------
  Total property, plant and equipment at
     cost.....................................                  32,414,922     32,031,089
  Less accumulated depreciation and
     amortization.............................                 (19,784,633)   (18,802,932)
                                                              ------------   ------------
                                                              $ 12,630,289   $ 13,228,157
                                                              ============   ============
OTHER ACCRUED LIABILITIES
  Accrued compensation expense................                $  1,416,554   $  1,301,203
  Accrued interest expense....................                      27,459         26,849
  Accrued income tax..........................                     821,187        830,503
  Customer deposits...........................                     590,368        263,833
  Other.......................................                     363,413        439,585
                                                              ------------   ------------
                                                              $  3,218,981   $  2,861,973
                                                              ============   ============

12. COMMITMENTS AND CONTINGENCIES

     The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In March through June 2000, the FDA conducted an inspection of the Company's St. Louis facility and provided a written report, known as an "FDA Form 483" or simply a "483", citing FDA observations concerning GMP compliance and quality control issues applicable to demand valves, emergency ventilators, circumcision clamps, and regulators. The Company provided a written response to the FDA and in August 2000, the FDA issued a warning letter and requested that the Company clarify and supplement its responses to the 483 observations. As a result, the Company submitted to the FDA a written supplemental response and defined actions to address the FDA concerns. The Company met with the FDA at their Kansas City field office in March 2001 to discuss the responses and actions. From October 27, 2001 to November 19, 2001 the FDA conducted a follow-up inspection to the June 2000 inspection. On January 23, 2002, the FDA released a copy of the establishment report (EIR) for the October 27, 2001 to November 19, 2001 inspection and has indicated that the inspection is closed. The Company intends to continue to conduct business in such a manner as to avert any FDA action seeking to interrupt or suspend manufacturing or require any recall or modification of products.

                        ALLIED HEALTHCARE PRODUCTS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for fiscal 2003 and 2002 appears below (all amounts in thousands, except per share data):

                                                               THREE MONTHS ENDED,
                            -----------------------------------------------------------------------------------------
                            JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,
                              2003       2003        2002       2002        2002       2002        2001       2001
                            --------   ---------   --------   ---------   --------   ---------   --------   ---------
Net sales.................  $14,327     $16,443    $14,852     $15,241    $15,683     $15,188    $15,398     $14,146
Gross profit..............    3,244       4,241      3,385       3,184        567       3,391      3,627       2,831
Income (loss) from
  operations..............     (135)        818        (40)       (140)   (12,177)        325        454        (532)
Net income (loss).........     (106)        365       (176)       (240)   (11,347)         29         97        (510)
Basic and diluted earnings
  (loss) per share........    (0.01)       0.05      (0.02)      (0.03)     (1.44)         --       0.01       (0.07)

15. SUBSEQUENT EVENTS

     On September 26, 2003, the Bank further amended the Company's credit facility (the amended credit facility). The Bank amended various financial covenants in conjunction with the amended credit facility including a reduction in the required fixed coverage charge ratio and the elimination of the EBITDA covenant. The Bank amended the borrowing base to include 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $7.0 million, subject to reserves as established by the Bank. In addition, the outstanding loans under the amended credit facility will bear interest at an annual interest rate of 1.00% plus the Bank's prime rate. In conjunction with these amendments to the Company's credit facility, the Bank extended the maturity on the Company's term loan on real estate from August 1, 2003 to April 24, 2005. Amortization on the real estate term loan shall continue on a five-year schedule with equal monthly payments of $49,685. The real estate term loan will bear interest at an annual interest rate of 1.00% plus the Bank's prime rate. The Company also received a waiver from the Bank for its covenant violations pertaining to its EBITDA covenant, which the Company was in default of on June 30, 2003.

     On July 28th, 2003 the Company announced an immediate workforce reduction of 14 positions from it's managerial and administrative staff and 5 positions from it's production group. This reduction, effective immediately in July, resulted in severance pay of approximately $73,000, which was paid in the first quarter of fiscal 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this Report, management of the Company, with the participation of the Company's President and principal executive officer and the Company's Vice President-Finance and principal financial officer, evaluated the effectiveness of the Company's "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of June 27, 2003, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including those officers, to allow timely decisions regarding required disclosure.

     During the period covered by this Report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A definitive proxy statement is expected to be filed with the Securities and Exchange Commission on or about October 13, 2003. The information required by this item is set forth under the caption "Election of Directors", under the caption "Executive Officers", and under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement, which information is incorporated herein by reference thereto.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information by this item will appear in the section entitled "Audit Fees" included in the Company's definitive Proxy Statement to be filed on or about October 13, 2003, relating to the 2003 Annual Meeting of Shareowners, and such information is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

1.   FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and its subsidiaries are included in response to Item 8:

          Consolidated Statement of Operations for the years ended June 30, 2003, 2002, and 2001

          Consolidated Balance Sheet at June 30, 2003 and 2002

          Consolidated Statement of Changes in Stockholders' Equity for the years ended June 30, 2003, 2002 and 2001

          Consolidated Statement of Cash Flows for the years ended June 30, 2003, 2002 and 2001

          Notes to Consolidated Financial Statements

          Report of Independent Auditors

2.   FINANCIAL STATEMENT SCHEDULE

          Valuation and Qualifying Accounts and Reserves for the Years Ended June 30, 2003, 2002 and 2001

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.   EXHIBITS

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

4.   REPORTS ON FORM 8-K

     On May 20, 2003, the Registrant filed a report on Form 8-K providing Regulation FD disclosure with respect to its press release dated May 13, 2003, releasing third quarter results.

     On July 28, 2003, the Registrant filed a report on Form 8-K with respect to its press release dated July 28, 2003, disclosing its failure to meet, as of June 30, 2003, applicable EBITDA requirements under its loan agreement with LaSalle Bank and also relating to its reduction in management and administrative staff.

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

                                          ALLIED HEALTHCARE PRODUCTS, INC.

                                          By:

                                                 /s/ EARL R. REFSLAND
                                          --------------------------------------
                                                     Earl R. Refsland
                                          President and Chief Executive Officer

                                                  /s/ DANIEL C. DUNN
                                          --------------------------------------
                                                      Daniel C. Dunn
                                             Vice President, Chief Financial
                                                  Officer, and Secretary

Dated: September 27, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 27, 2003.

              SIGNATURES                                       TITLE
              ----------                                       -----

                  *                                    Chairman of the Board
--------------------------------------
             John D. Weil


                  *                       President, Chief Executive Officer and Director
--------------------------------------             (principal Executive Officer)
           Earl R. Refsland


                  *                                           Director
--------------------------------------
           William A. Peck


                  *                                           Director
--------------------------------------
            Brent D. Baird


                  *                                           Director
--------------------------------------
         James B. Hickey, Jr.


 *By:        /s/ EARL R. REFSLAND
        ------------------------------
               Earl R. Refsland
               Attorney-in-Fact

                        ALLIED HEALTHCARE PRODUCTS, INC.

           RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                           CHARGED TO
                           BALANCE AT     CHARGED TO         OTHER
                          BEGINNING OF    COSTS AND       ACCOUNTS --      DEDUCTIONS --      BALANCE AT END
DESCRIPTION                  PERIOD        EXPENSES         DESCRIBE         DESCRIBE           OF PERIOD
-----------               ------------   ------------   ----------------   -------------      --------------
FOR THE YEAR ENDED JUNE
  30, 2003
Reserve For Doubtful
  Accounts..............  $  (450,000)   $   (36,569)                       $   11,569(1)         (475,000)
Inventory Allowance For
  Obsolescence And
  Excess Quantities.....  $(4,812,074)                                      $2,487,816(2)      $(2,324,258)
                          -----------    -----------        --------        ----------         -----------
FOR THE YEAR ENDED JUNE
  30, 2002
Reserve For Doubtful
  Accounts..............  $  (605,714)   $  (171,412)                       $  327,126(1)      $  (450,000)
Inventory Allowance For
  Obsolescence And
  Excess Quantities.....  $(2,572,967)   $(3,216,916)                       $  977,809(2)      $(4,812,074)
                          -----------    -----------        --------        ----------         -----------
FOR THE YEAR ENDED JUNE
  30, 2001
Reserve For Doubtful
  Accounts..............  $  (882,874)   $  (259,997)                       $  537,157(1)      $  (605,714)
Inventory Allowance For
  Obsolescence And
  Excess Quantities.....  $(2,894,610)   $  (149,000)                       $  470,643(2)      $(2,572,967)
                          -----------    -----------        --------        ----------         -----------

---------------

(1) Decrease due to bad debt write-offs and recoveries.

(2) Decrease due to disposal of obsolete inventory.

                               INDEX TO EXHIBITS

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   3.1         Amended and Restated Certificate of Incorporation of the
               Registrant (filed as Exhibit 3(1) to the Company's
               Registration Statement on Form S-1, as amended, Registration
               No. 33-40128, filed with the Commission on May 8, 1991 (the
               "Registration Statement") and incorporated herein by
               reference)
   3.2         By-Laws of the Registrant (filed as Exhibit 3(2) to the
               Registration Statement and incorporated herein by reference)
   4.1         Certificate of Designations, Preferences and Rights of
               Series A Preferred Stock of Allied Healthcare Products, Inc.
               dated August 21, 1996 (filed with the Commission as Exhibit
               4(1) to the Company's Annual Report on Form 10-K for the
               fiscal year ended June 30, 1997 (the "1997 Form 10-K") and incorporated herein by reference)
  10.1         NCG Trademark License Agreement, dated April 16, 1982,
               between Liquid Air Corporation and Allied Healthcare
               Products, Inc. (filed as Exhibit 10(24) to the Registration
               Statement and incorporated herein by reference)
  10.2         Allied Healthcare Products, Inc. 1991 Employee Non-Qualified
               Stock Option Plan (filed as Exhibit 10(26) to the
               Registration Statement and incorporated herein by reference)
  10.3         Employee Stock Purchase Plan (filed as Exhibit 10(3) to the
               Company's Annual Report on Form 10-K for the year ended June
               30, 1998 (the "1998 Form 10-K") and incorporated by
               reference)
  10.4         Allied Healthcare Products, Inc. 1994 Employee Stock Option
               Plan (filed with the Commission as Exhibit 10(39) to the
               Company's Annual Report on Form 10-K for the year ended June
               30, 1994 (the "1994 Form 10-K") and incorporated herein by reference)
  10.5         Allied Healthcare Products, Inc. 1995 Directors
               Non-Qualified Stock Option Plan (filed with the Commission as Exhibit 10(25) to the Company's Annual Report on Form
               10-K for the fiscal year ended June 30, 1995 (the "1995 Form
               10-K") and incorporated herein by reference)
  10.6         Allied Healthcare Products, Inc. Amended 1994 Employee Stock
               Option Plan (filed with the Commission as Exhibit 10(28) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (the "1996 Form 10-K") and incorporated herein by reference)
  10.12        Warrant dated August 7, 1997 issued by Allied Healthcare
               Products, Inc. in favor of Woodbourne Partners, L.P. (filed with the Commission as Exhibit 10(36) to the 1997 Form 10-K and incorporated herein by reference)
  10.13        Warrant dated August 7, 1997 issued by Allied Healthcare
               Products, Inc. in favor of Donald E. Nickelson (filed with the Commission as Exhibit 10(37) to the 1997 Form 10-K and
               incorporated herein by reference)
  10.14        Warrant dated August 7, 1997 issued by Allied Healthcare
               Products, Inc. in favor of Dennis W. Sheehan (filed with the
               Commission as Exhibit 10(38) to the 1997 form 10-K and
               incorporated herein by reference)
  10.22        Form of Indemnification Agreement with officers and
               directors (filed with the Commission as Exhibit 10.22 to the
               2002 Form 10-K and incorporated herein by reference).
  10.25        Employment Agreement dated August 24, 1999 by and between
               Allied Healthcare Products, Inc. and Earl Refsland (filed
               with the Commission as Exhibit 10(25) to the 1999 Form 10-K and incorporated herein by reference)
  10.26        Allied Healthcare Products, Inc. 1999 Incentive Stock Plan
               (filed with the Commission as Exhibit 10(26) to the 1999
               Form 10-K and incorporated herein by reference)
  10.28        Agreement between Allied Healthcare Products, Inc. Medical
               Products Division and District No. 9 International
               Association of Machinists and Aerospace Workers dated August
               1, 2000 through May 31, 2003 (filed with the Commission as
               Exhibit 10.28 to the 2002 Form 10-K)
  10.29        Letter Agreement dated July 2, 2001 between Allied
               Healthcare Products, Inc. and Daniel C. Dunn (filed with the
               Commission as Exhibit 10.29 to the 2002 Form 10-K)

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
  10.30        Loan and security agreement dated April 24, 2002 between the
               Company and LaSalle Bank National Association, including
               form of notes (filed with the Commission as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 15, 2002)
  10.30.1      Amendment to Loan and security agreement dated September
               26,2002 (filed with the Commission as an exhibit to Current
               Report on Form 8-K on October 1, 2002)
  10.30.2      Amendment to Loan and security agreement dated September 26,
               2003 (filed herewith)
  21           Subsidiaries of the Registrant (filed with the Commission as
               Exhibit 21 to the 2000 Form 10-K)
  23           Consent of PricewaterhouseCoopers LLP (filed herewith)
  24           Form of Power of Attorney -- (filed herewith)
  31.1         Certification of Chief Executive Officer (filed herewith)
  31.2         Certification of Chief Financial Officer (filed herewith)
  32.1         Sarbanes-Oxley Certification of Chief Executive Officer
               (provided herewith)*
  32.2         Sarbanes-Oxley Certification of Chief Financial Officer
               (provided herewith)*
  99.1         Press Release announcing 2003 earnings (provided herewith)*

---------------

* Notwithstanding any incorporation of this Annual Report on Form 10-K in any other filing by the Registrant, Exhibits designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.