Form 10-K/A
period 2003-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2003-10-09
CIK 874710

                                   FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  AMENDMENT TO

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the fiscal year June 30, 2003

                         Commission File Number 0-19266

                                   ----------

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

                                   ----------

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

                                   ----------

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. X No.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         Indicate by check mark whether the registrant is an accelerated filer (as defined in exchange act rule 12 b-2). Yes. No. X

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

                       DOCUMENTS INCORPORATED BY REFERENCE

        Proxy Statement to be dated October 13, 2003 (portion) (Part III)

This Amendment to the Annual Report on Form 10-K of Allied Healthcare is filed solely to modify the forms of Exhibits 31.1 and 31.2 (the Certifications pursuant to Regulation S-K) from the formats in which such exhibits were previously filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ALLIED HEALTHCARE PRODUCTS, INC.
                                       By:

                                       /s/ Earl R. Refsland
                                       -----------------------------------------
                                       Earl R. Refsland
                                       President and Chief Executive Officer

                                       /s/ Daniel C. Dunn
                                       -----------------------------------------
                                       Daniel C. Dunn
                                       Vice President, Chief Financial Officer,
                                       and Secretary


Dated:  October 9, 2003