Form 10-Q
period 2003-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2003-11-13
CIK 874710

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 X   Act of 1934
---

     For the quarterly period ended September 30, 2003

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Action of 1934
---

     For the transition to period from                      to
                                       --------------------    ----------------


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

                  Yes   X     No
                      -----       -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                  Yes         No    X
                      -----       -----

     The number of shares of common stock outstanding at November 7, 2003 is 7,813,932 shares.

                                      INDEX


                                                                                            Page
                                                                                           Number
Part I- Financial Information

         Item 1.  Financial Statements

                  Consolidated Statement of Operations - three months ended September 30,       3
                  2003 and 2002 (Unaudited)

                  Consolidated Balance Sheet - September 30, 2003  (Unaudited) and          4 - 5
                  June 30, 2003 (Audited)

                  Consolidated Statement of Cash Flows - Three months ended                     6
                  September 30, 2003 and 2002 (Unaudited)

                  Notes to Consolidated Financial Statements                               7 - 11

         Item 2.  Management's Discussion and Analysis of Financial Condition               11-14
                  and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk                    15

         Item 4.  Controls and Procedures                                                      15

Part II- Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                          15-16

                  Signature                                                                    17

SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         Statements contained in this Report, which are not historical facts or information, are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, and specific matters which relate directly to the Company's operations and properties as discussed in the Company's annual report on Form 10-K for the year ended June 30, 2003. The Company cautions that any forward-looking statements contained in this report reflects only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I. FINANCIAL INFORMATION

       ITEM 1.    FINANCIAL STATEMENTS

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                        Three months ended
                                                           September 30,
                                                  -----------------------------
                                                      2003             2002
                                                  ------------     ------------
Net sales                                         $ 13,807,529     $ 15,240,671
Cost of sales                                       10,410,955       12,056,992
                                                  ------------     ------------
Gross profit                                         3,396,574        3,183,679

Selling, general and
administrative expenses                              3,179,912        3,323,444
                                                  ------------     ------------
Income (loss) from operations                          216,662         (139,765)

Other expenses:
Interest                                               196,941          223,934
Other, net                                               5,359           12,544
                                                  ------------     ------------
                                                       202,300          236,478
                                                  ------------     ------------
Income/ (loss) before provision/
(benefit) for income taxes                              14,362         (376,243)

Provision/ (benefit) for income taxes                   11,589         (135,845)
                                                  ------------     ------------
Net income/ (loss)                                $      2,773     $(   240,398)
                                                  ============     ============

Basic and diluted earnings/ (loss)
per share                                         $       0.00     $(      0.03)
                                                  ============     ============

Weighted average shares                              7,813,932        7,813,932
outstanding - basic

Weighted average shares
outstanding - diluted                                7,951,334        7,813,932


          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (UNAUDITED)



                                                       September 30,     June 30,
                                                            2003           2003
                                                        -----------     -----------
Current assets:
 Cash                                                   $    12,618     $    12,016
 Accounts receivable, net of allowance for doubtful
   accounts of $500,000 and $475,000, respectively        7,695,905       7,848,977
Inventories, net                                         11,746,140      12,274,972
Income tax receivable                                       392,259         392,259
Other current assets                                        432,711         149,995
                                                        -----------     -----------
   Total current assets                                  20,279,633      20,678,219
                                                        -----------     -----------

Property, plant and equipment, net                       12,498,458      12,630,289
Deferred income taxes                                       989,710         989,710
Goodwill                                                 15,979,830      15,979,830
Other assets, net                                           123,113         134,528
                                                        -----------     -----------
   Total assets                                         $49,870,744     $50,412,576
                                                        ===========     ===========

          See accompanying Notes to Consolidated Financial Statements.

                                   (CONTINUED)

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)





                                                                    September 30,        June 30,
                                                                         2003              2003
                                                                    -------------      ------------
Current liabilities:
  Accounts payable                                                   $  2,953,406      $  2,192,717
  Current portion of long-term debt                                     4,312,898         5,409,304
  Deferred income taxes                                                   412,079           412,079
  Other current liabilities                                             3,252,230         3,218,981
                                                                     ------------      ------------
    Total current liabilities                                          10,930,613        11,233,081
                                                                     ------------      ------------
Long-term debt                                                          4,370,183         4,612,320
                                                                     ------------      ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock; $0.01 par value; 1,500,000 shares authorized;
    no shares issued and outstanding; which includes Series A
    preferred stock; $0.01 par value; 200,000 shares authorized;
    no shares issued and outstanding                                           --                --
  Common stock; $0.01 par value; 30,000,000 shares authorized;
    7,813,932 shares issued and outstanding at September 30, 2003
    and June 30, 2003                                                     101,175           101,175
  Additional paid-in capital                                           47,030,549        47,030,549
  Common stock in treasury, at cost                                   (20,731,428)      (20,731,428)
  Retained earnings                                                     8,169,652         8,166,879
                                                                     ------------      ------------
    Total stockholders' equity                                         34,569,948        34,567,175
                                                                     ------------      ------------
    Total liabilities and stockholders' equity                       $ 49,870,744      $ 50,412,576
                                                                     ============      ============


          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)




                                                                 Three months ended
                                                                     September 30,
                                                            ------------------------------
                                                                2003              2002
                                                            ------------      ------------
Cash flows from operating activities:
  Net income (loss)                                         $      2,773      $(   240,398)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                331,290           359,454

Changes in operating assets and liabilities:
    Accounts receivable, net                                     153,072           328,589
    Inventories, net                                             528,832          (147,621)
    Other current assets                                        (282,716)         (272,081)
    Accounts payable                                             760,689          (827,321)
    Other current liabilities                                     33,249            32,062
                                                            ------------      ------------
    Net cash provided by (used in) operating activities        1,527,189          (767,316)
                                                            ------------      ------------
Cash flows from investing activities:
  Capital expenditures                                          (188,044)         (158,840)
                                                            ------------      ------------
    Net cash (used in) investing activities                     (188,044)         (158,840)
                                                            ------------      ------------

Cash flows from financing activities:

  Payments of capital lease obligations                               --          (115,455)
  Payments of long-term debt                                    (242,129)         (110,735)
  Borrowings under revolving credit agreement                 13,541,978        16,819,035
  Payments under revolving credit agreement                  (14,638,392)      (15,660,195)
                                                            ------------      ------------
Net cash provided by (used in) financing activities           (1,338,543)          932,650
                                                            ------------      ------------

Net increase in cash and equivalents                                 602             6,494
Cash and equivalents at beginning of period                       12,016               800
                                                            ------------      ------------
Cash and equivalents at end of period                       $     12,618      $      7,294
                                                            ============      ============

          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Unaudited Consolidated Financial Statements

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K for the year ended June 30, 2003.

2.       Significant Accounting Policies - Stock Options

         The Company accounts for employee stock options in accordance with Accounting Principles Board No. (APB) 25, "Accounting for Stock Issued to Employees". Under APB 25, the Company applies the intrinsic value method of accounting for stock option grants. The Company has not recognized compensation expense for options granted because the Company grants options at a price equal to market value at the time of grant. During 1996, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." SFAS 123 prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, SFAS 123 allows companies currently applying APB 25 to continue using that method and provide pro-forma net income and earnings per share as if the provisions of SFAS 123 had been fully adopted. The Company elected to continue applying the intrinsic value method under APB 25.

         The fair value of options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes multiple option-pricing model. No options were granted during the three months ended September 30, 2003 and 2002. The following table shows stock-based compensation expense included in net income/(loss), pro forma stock-based compensation expense, net income/(loss), and earnings per share had we elected to record compensation expense based on the fair value of options at the grant date for the three months ended September 30, 2003 and 2002.


                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                 2003               2002
Stock-based compensation, net of tax
        As reported                          $         --      $         --
        Pro forma                            $     30,540      $     52,365

Net income (loss)
        As reported                          $      2,773      $   (240,398)
        Pro forma                            $    (27,767)     $   (292,763)

Basic and diluted earnings
(loss) per share
        As reported                          $         --      $      (0.03)
        Pro forma                            $         --      $      (0.04)


3.       Inventories

        Inventories are comprised as follows (unaudited):



                                              September 30, 2003   June 30, 2003
                                              ------------------   -------------
Work-in progress                                 $    810,433      $    536,695
Raw materials and component parts                  10,087,329        10,577,713
Finished goods                                      3,338,321         3,484,822
Reserve for obsolete and excess
inventory                                          (2,489,943)       (2,324,258)
                                                 ------------      ------------
                                                 $ 11,746,140      $ 12,274,972
                                                 ============      ============


4.       Earnings per share

         Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of basic shares outstanding for the three months ended September 30, 2003 and 2002 was 7,813,932. The number of diluted shares outstanding for the three months ended September 30, 2003 and 2002 was 7,951,334 and 7,813,932 shares, respectively.

5.       New Accounting Standards

         In January 2003, the FASB released FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51". The Interpretation clarifies issues regarding the consolidation of entities which may have features that make it unclear whether consolidation or equity method accounting is appropriate. FIN 46 is effective for financial statements issued after December 15, 2003. The Company is evaluating FIN 46 to determine any potential impact on its financial reporting, but does not expect such impact to be material.

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

         On September 26, 2003, the Bank further amended the Company's credit facility (the amended credit facility). The Bank amended various financial covenants in conjunction with the amended credit facility including a reduction in the required fixed coverage charge ratio and the elimination of the EBITDA covenant. The Bank amended the borrowing base to include 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $7.0 million, subject to reserves as established by the Bank. In addition, the outstanding loans under the amended credit facility will bear interest at an annual interest rate of 1.00% plus the Bank's prime rate. In conjunction with these amendments to the Company's credit facility, the Bank extended the maturity on the Company's term loan on real estate from August 1, 2003 to April 24, 2005. Amortization on the real estate term loan shall continue on a five-year schedule with equal monthly payments of $49,685. The real estate term loan will bear interest at an annual interest rate of 1.00% plus the Bank's prime rate. The Company also received a waiver from the Bank for its covenant violation pertaining to its EBITDA covenant at June 30, 2003.

         At September 30, 2003, the Company was in compliance with its financial covenants under the amended credit facility. Although the Company was in compliance with its financial covenants under the amended credit facility at September 30, 2003, the ability of the Company to remain in compliance with these ratios for the remainder of the current fiscal year depends on the cumulative operating results and related fixed charges , and is subject to achieving satisfactory revenue and expense levels sufficient to enable the Company to meet heightened performance standards. At September 30, 2003, the Company realized a Fixed Charge Coverage Ratio, as defined, of approximately
0.87 based on the prior twelve months. For each quarter during the year ending June 30, 2004, the Company must realize a Fixed Charge Coverage Ratio of no less than 0.75, as defined in the amended credit agreement. While the Company believes such performance results may be attainable, there can be no assurance that they will be achieved.

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

         At September 30, 2003, the Company had $3.1 million outstanding against this facility and $7.3 million of additional borrowing capacity under the line based on collateral requirements.

         Inflation has not had a material effect on the Company's business or results of operations.

         The Company's credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the new credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 25, 2005. Additionally, the Bank has not notified the Company of any indication of a MAE at September 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002.

         Allied had net sales of $13.8 million for the three months ended September 30, 2003, down $1.4 million, or 9.2%, from net sales of $15.2 million in the prior year same quarter. Sales in the first quarter of fiscal 2003 have been unfavorably impacted by decreased activity in the medical gas equipment markets. This is reflected by lower orders and shipments in this market than in the prior year. Demand was also weaker for the Company's respiratory care products. These decreases have been partially offset by higher sales of emergency medical products.

         Gross profit for the three months ended September 30, 2003 was $3.4 million, or 24.5% of net sales, compared to $3.2 million, or 20.9% of net sales, for the three months ended September 30, 2002. The improvement in gross margin is the result of reduced operations cost resulting from the Company's cost reduction efforts, including automation of certain manufacturing processes. In addition, gross profit improved $0.2 million as a result of a distribution representing the Company's membership interest in the liquidation of the General American Mutual Holding Company, the Company's former health care benefit provider. The Company is continuing to review, automate, and further improve operations to improve productivity and lower manufacturing and product cost.

         Selling, general and administrative expenses for the three months ended September 30, 2003 were $3.2 million, a net decrease of $0.1 million, or 3.0%, from $3.3 million for the three months ended September 30, 2002. The decrease is the result of reduced insurance cost, lower staffing levels, and other expense reductions.

         On July 28th, 2003 the Company announced a workforce reduction of 14 positions from it's managerial and administrative staff and 5 positions from it's production group. This reduction resulted in severance pay of approximately $73,000, which was paid in the first quarter of fiscal 2004. These payments are reflected in selling, general, and administrative expenses for the three months ended September 30, 2003.

         Income from operations was $0.2 million for the three months ended September 30, 2003 compared to a $0.1 million loss from operations for the three months ended September 30, 2002. Interest expense was $0.2 million for the three months ended September 30, 2003, unchanged from $0.2 million for the three months ended September 30, 2002. Allied had income before provision for income taxes in the first quarter of fiscal 2004 of $14,362, compared to a loss before provision for income taxes of $376,243, for the first quarter of fiscal 2003. The Company recorded a tax provision of $11,589 for the three-month period ended September 30, 2003 versus a tax benefit of $135,845 recorded for the three-month period ended September 30, 2002.

         In fiscal 2004, the net income for the first quarter was $2,773 or $0.00 per basic and diluted share compared to a net loss of $240,398 or $0.03 per basic and diluted share for the first quarter of fiscal 2003. The weighted average number of common shares outstanding used in the calculation of basic earnings per share for the first quarters of fiscal 2004 and 2003 was 7,813,932 shares. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the first quarters of fiscal 2004 and fiscal 2003 was 7,951,334 and 7,813,932 shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

         Working capital increased to $9.5 million at September 30, 2003 compared to $9.4 million at June 30, 2003. This is primarily due to a $1.2 million reduction in the current portion of long-term debt, and a $0.3 million increase in other current assets as a result of insurance payments. These changes have been offset by a $0.8 million increase in accounts payable, a $0.1 million decrease in accounts receivable, and a $0.5 million decrease in inventory. The decrease in inventory is a result of improved inventory control procedures during the last year.

         On April 24, 2002, the Company entered into a new credit facility arrangement with LaSalle Bank National Association (the "Bank"). The new credit facility provides for total borrowings up to $19.0 million; consisting of up to $15.0 million through a revolving credit facility and up to $4.0 million under a term loan.

         On September 26, 2003, the Bank further amended the Company's credit facility (the amended credit facility). The Bank amended various financial covenants in conjunction with the amended credit facility including a reduction in the required fixed coverage charge ratio and the elimination of the EBITDA covenant. The Bank amended the borrowing base to include 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $7.0 million, subject to reserves as established by the Bank. In addition, the outstanding loans under the amended credit facility will bear interest at an annual interest rate of 1.00% plus the Bank's prime rate. In conjunction with these amendments to the Company's credit facility, the Bank extended the maturity on the Company's term loan on real estate from August 1, 2003 to April 24, 2005. Amortization on the real estate term loan shall continue on a five-year schedule with equal monthly payments of $49,685. The real estate term loan will bear interest at an annual interest rate of 1.00% plus the Bank's prime rate. The Company also received a waiver from the Bank for its covenant violations pertaining to its EBITDA covenant at June 30, 2003.

         At September 30, 2003, the Company was in compliance with its financial covenants under the amended credit facility. Although the Company was in compliance with its financial covenants under the amended credit facility at September 30, 2003, the ability of the Company to remain in compliance with these ratios for the remainder of the current fiscal year depends on the cumulative operating results and related fixed charges, and is subject to achieving satisfactory revenue and expense levels sufficient to enable the Company to meet heightened performance standards. At September 30, 2003, the Company realized a Fixed Charge Coverage Ratio, as defined, of approximately
0.87 based on the prior twelve months. For each quarter during the year ending June 30, 2004, the Company must realize a Fixed Charge Coverage Ratio of no less than 0.75, as defined in the amended credit agreement. While the Company believes such performance results may be attainable, there can be no assurance that they will be achieved.

         The Company's credit facility requires lockbox arrangement, which provide for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the new credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's Emerging Issues Task Force Issue 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 25, 2005. Additionally, the Bank has not notified the Company of any indication of a MAE at September 30, 2003.

         At September 30, 2003, the Company had $3.1 million outstanding against this facility and $7.3 million of additional borrowing capacity under the line based on collateral requirements.

         Inflation has not had a material effect on the Company's business or results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2003, the FASB released FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51". The Interpretation clarifies issues regarding the consolidation of entities which may have features that make it unclear whether consolidation or equity method accounting is appropriate. FIN 46 is effective for financial statements issued after December, 15, 2003. The Company is evaluating FIN 46 to determine any potential impact on its financial reporting, but does not expect such impact to be material.

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

LITIGATION AND CONTINGENCIES

         The Company becomes, from time to time, a party to personal injury litigation arising out of incidents involving the use of its products. More specifically there have been a number of lawsuits filed against the Company alleging that its aluminum oxygen pressure regulator, marketed under its Life Support Products label, has caused fires that have led to personal injury. The Company believes, based on preliminary findings, that its products did not cause the fires. The Company intends to defend these claims in cooperation with its insurers. Based on the progression of certain cases, the Company has recorded an additional $0.1 million charge to operations during both fiscal 2004 and 2003 for amounts estimated to be payable by the Company under its self-insurance retention for legal costs associated with defending these claims. The Company believes that any potential judgements resulting from these claims over its self-insured retention will be covered by the Company's product liability insurance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         At September 30, 2003, the Company had $8.7 million in debt outstanding. This balance represents amounts outstanding under the Company's revolving credit facility of $3.1 million, the Company's real estate loan for $3.0 million, and the Company's capital expenditure loan for $2.6 million. The revolving credit facility , the capital expenditure loan, and the real estate loan bear an interest rate using the commercial bank's "floating reference rate" as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

         The Company had no holdings of derivative financial or commodity instruments at September 30, 2003. Allied Healthcare Products has international sales, however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

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

Part II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

     31.1  Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

     31.2  Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

     32.1 Certification by Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     32.2 Certification by Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

         On July 28, 2003, the Registrant filed a Form 8-K providing information under Items 9 & 12 relating to (i) compliance with certain borrowing covenants as of its June 30, 2003 fiscal year end and (ii) a reduction in staffing and related matters affecting future periods.

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

                                Date: November 12, 2003