Form 10-Q
period 2003-12-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2004-02-09
CIK 874710

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934

        For the quarterly period ended December 31, 2003

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

                           Yes   X       No
                                ---          ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes           No   X
                                ---          ---

         The number of shares of common stock outstanding at February 6, 2004 is 7,818,432 shares.

                                      INDEX

                                                                                                                 Page
                                                                                                                Number
Part I -       Financial Information
               Item 1.          Financial Statements
                                Consolidated Statement of Operations -                                             3
                                three months and six months ended December 31,
                                2003 and 2002 (Unaudited)

                                Consolidated Balance Sheet -                                                     4 - 5
                                December 31, 2003  (Unaudited) and
                                June 30, 2003 (Audited)

                                Consolidated Statement of Cash Flows -                                             6
                                Six months ended December 31, 2003 and 2002
                                (Unaudited)

                                Notes to Consolidated Financial Statements                                       7 - 12

               Item 2.          Management's Discussion and Analysis of                                          12-18
                                Financial Condition and Results of Operations

               Item 3.          Quantitative and Qualitative Disclosure                                            18
                                about Market Risk

               Item 4.          Controls and Procedures                                                            18


Part II -      Other Information
               Item 6.          Exhibits and Reports on Form 8-K                                                   19

                                Signature                                                                          19

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

PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                     Three months ended                      Six months ended
                                                         December 31,                          December 31,
                                             ----------------------------------      ----------------------------------
                                                  2003                2002                2003                2002
                                             --------------      --------------      --------------      --------------
Net sales                                    $   15,077,334      $   14,852,228      $   28,884,862      $   30,092,899
Cost of sales                                    10,968,845          11,467,535          21,379,800          23,524,527
                                             --------------      --------------      --------------      --------------
Gross profit                                      4,108,489           3,384,693           7,505,062           6,568,372

Selling, general and
administrative expenses                           3,334,657           3,424,554           6,514,568           6,747,998
                                             --------------      --------------      --------------      --------------
Income (loss) from operations                       773,832             (39,861)            990,494            (179,626)

Other expenses:
Interest                                            144,774             219,708             341,716             443,642
Other, net                                          (11,040)             10,343              (5,682)             22,887
                                             --------------      --------------      --------------      --------------
                                                    133,734             230,051             336,034             466,529
                                             --------------      --------------      --------------      --------------

Income/ (loss) before provision/
(benefit) for income taxes                          640,098            (269,912)            654,460            (646,155)

Provision/ (benefit) for income taxes               255,891             (93,823)            267,480            (229,668)
                                             --------------      --------------      --------------      --------------
Net income/ (loss)                           $      384,207      $     (176,089)     $      386,980      $     (416,487)
                                             ==============      ==============      ==============      ==============

Basic and diluted earnings/ (loss)
per share                                    $         0.05      $        (0.02)     $         0.05      $        (0.05)
                                             ==============      ==============      ==============      ==============

Weighted average shares                           7,814,910           7,813,932           7,814,421           7,813,932
outstanding - basic

Weighted average shares
outstanding - diluted                             7,995,788           7,813,932           7,974,834           7,813,932

          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (UNAUDITED)


                                                                  December 31,        June 30,
                                                                      2003              2003
                                                                 -------------     -------------

Current assets:
  Cash                                                           $      73,646     $      12,016
  Accounts receivable, net of allowance for doubtful
    accounts of $500,000 and $475,000, respectively                  7,497,617         7,848,977
  Inventories, net                                                  11,191,335        12,274,972
  Income tax receivable                                                392,259           392,259
  Other current assets                                                 474,325           149,995

                                                                 -------------     -------------
    Total current assets                                            19,629,182        20,678,219
                                                                 -------------     -------------


  Property, plant and equipment, net                                12,332,497        12,630,289
  Deferred income taxes                                                989,710           989,710
  Goodwill                                                          15,979,830        15,979,830
  Other assets, net                                                    111,698           134,528

                                                                 -------------     -------------
    Total assets                                                 $  49,042,917     $  50,412,576
                                                                 =============     =============

          See accompanying Notes to Consolidated Financial Statements.

                                   (CONTINUED)

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                            December 31,         June 30,
                                                                                2003               2003
                                                                           --------------      --------------

Current liabilities:
  Accounts payable                                                         $    3,458,308      $    2,192,717
  Current portion of long-term debt                                             3,039,990           5,409,304
  Deferred income taxes                                                           412,079             412,079
  Other current liabilities                                                     3,098,573           3,218,981
                                                                           --------------      --------------

    Total current liabilities                                                  10,008,950          11,233,081
                                                                           --------------      --------------

Long-term debt                                                                  4,068,822           4,612,320
                                                                           --------------      --------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock; $0.01 par value; 1,500,000 shares
    authorized; no shares issued and outstanding; which
    includes Series A preferred stock; $0.01 par value; 200,000
    shares authorized; no shares issued and outstanding                                --                  --
  Common stock; $0.01 par value; 30,000,000 shares
    authorized; 7,818,432  shares  issued and outstanding
    at December 31, 2003 and 7,813,932 shares issued and
    outstanding at June 30, 2003, respectively                                    101,219             101,175
  Additional paid-in capital                                                   47,041,492          47,030,549
  Common stock in treasury, at cost                                           (20,731,428)        (20,731,428)
  Retained earnings                                                             8,553,862           8,166,879

                                                                           --------------      --------------
    Total stockholders' equity                                                 34,965,145          34,567,175

                                                                           --------------      --------------
    Total liabilities and stockholders' equity                             $   49,042,917      $   50,412,576
                                                                           ==============      ==============

          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Six months ended
                                                                                 December 31,
                                                                        --------------------------------
                                                                            2003               2002
                                                                        -------------      -------------
Cash flows from operating activities:
  Net income (loss)                                                     $     386,980      $    (416,487)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:

    Depreciation and amortization                                             638,883            721,422


Changes in operating assets and liabilities:
    Accounts receivable, net                                                  351,360          1,255,439
    Inventories, net                                                        1,083,637         (1,222,555)
    Other current assets                                                     (324,330)          (256,365)
    Accounts payable                                                        1,265,591            230,694
    Other accrued liabilities                                                (120,408)          (361,582)
                                                                        -------------      -------------
    Net cash provided by (used in) operating activities                     3,281,713            (49,434)
                                                                        -------------      -------------

Cash flows from investing activities:
  Capital expenditures                                                       (318,258)          (332,832)
                                                                        -------------      -------------
    Net cash used in investing activities                                    (318,258)          (332,832)
                                                                        -------------      -------------

Cash flows from financing activities:
  Payments of capital lease obligations                                            --           (192,426)
  Payments of long-term debt                                                 (543,498)          (106,718)
  Net (Payments)/ borrowings under revolving credit agreement              (2,369,314)           687,660
  Proceeds from issuance of common stock                                       10,987                 --
                                                                        -------------      -------------
Net cash provided by (used in) financing activities                        (2,901,825)           388,516
                                                                        -------------      -------------

Net increase in cash                                                           61,630              6,250
Cash at beginning of period                                                    12,016                800
                                                                        -------------      -------------
Cash at end of period                                                   $      73,646      $       7,050
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

2. Significant Accounting Policies - Stock Options

         The Company accounts for employee stock options in accordance with Accounting Principles Board No. (APB) 25, "Accounting for Stock Issued to Employees". Under APB 25, the Company applies the intrinsic value method of accounting. The Company has not recognized compensation expense for options granted because the Company grants options at a price equal to market value at the time of grant. Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, SFAS 123 grants an exception that allows companies currently applying APB 25 to continue using that method. The Company has elected to continue applying the intrinsic value method under APB 25.

         The fair value of options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes multiple option-pricing model. The following table shows stock-based compensation expense included in net income/(loss), pro forma stock-based compensation expense, net income/(loss), and earnings per share had the Company elected to record compensation expense based on the fair value of options at the grant date for the three and six months ended December 31, 2003 and 2002.

                                                       Three Months Ended             Six Months Ended
                                                      2003           2002            2003           2002
                                                   ----------     ----------      ----------     ----------
Net income/(loss) as reported:                     $  384,207     $ (176,089)     $  386,980     $ (416,487)

Add: Stock-based compensation
            included in Net income/(loss)
            as reported                                    --             --              --             --

Deduct:  Total Stock-based
            compensation expense
            determined under fair
            value based methods                        10,868         38,165          41,408         77,719
                                                   ----------     ----------      ----------     ----------

Proforma net income/(loss):                        $  373,339     $ (214,254)     $  345,572     $ (494,206)
                                                   ==========     ==========      ==========     ==========

Basic and diluted earnings/(loss)
            per share:

            As reported:                           $     0.05     $    (0.02)     $     0.05     $    (0.05)
            Proforma:                              $     0.05     $    (0.03)     $     0.04     $    (0.06)

The effects of applying SFAS 123 in this proforma disclosure are not necessarily indicative of future amounts.

3. Inventories

         Inventories are comprised of the following (unaudited):


                                            December 31, 2003      June 30, 2003
                                            -----------------     ---------------
Work-in progress                             $       901,197      $       536,695
Raw materials and component parts                  9,511,986           10,577,713
Finished goods                                     3,017,688            3,484,822
Reserve for obsolete and excess
inventory                                         (2,239,536)          (2,324,258)
                                             ---------------      ---------------
                                             $    11,191,335      $    12,274,972
                                             ===============      ===============

4. Earnings per share

         Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The weighted number of basic shares outstanding for the three months ended December 31, 2003 and 2002 was 7,814,910 and 7,813,932, respectively. The weighted number of diluted shares outstanding for the three months ended December 31, 2003 and 2002 was 7,995,788 and 7,813,932 shares, respectively. The weighted number of basic shares outstanding for the six months ended December 31, 2003 and 2002 was 7,814,421 and 7,813,932, respectively. The number of diluted shares outstanding for the six months ended December 31, 2003 and 2002 was 7,974,834 and 7,813,932 shares, respectively.

5. New Accounting Standards

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

         In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. At December 31, 2003, the Company does not have any commitments that are within the scope of FIN No. 45.

         In January 2003, the FASB released FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51". The Interpretation clarifies issues regarding the consolidation of entities which may have features that make it unclear whether consolidation or equity method accounting is appropriate. Adoption of FIN 46 did not have a material impact on the Company's results of operations, financial position or cash flows.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 provides guidance on distinguishing between liability and equity instruments and accounting for instruments that have characteristics of both. SFAS 150 requires specific types of freestanding financial instruments to be classified as liabilities including mandatory redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets and certain obligations to issue a variable number of shares. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003. Adoption of SFAS 150 did not have a material impact on the Company's results of operations, financial position or cash flows.

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

         At December 31, 2003, the Company was in compliance with its financial covenants under the amended credit facility. Although the Company was in compliance with its financial covenants under the amended credit facility at December 31, 2003, the ability of the Company to remain in compliance with these ratios for the remainder of the current fiscal year depends on the cumulative operating results and related fixed charges, and is subject to achieving satisfactory revenue and expense levels sufficient to enable the Company to meet heightened performance standards. At December 31, 2003, the Company realized a Fixed Charge Coverage Ratio, as defined, of approximately 1.2 to 1.0 based on the prior twelve months. During year ending June 30, 2004, the Company must realize a Fixed Charge Coverage Ratio of .75 to 1.0, as defined in the amended credit agreement. While the Company believes such performance results may be attainable, there can be no assurance that they will be achieved.

         In addition, the outstanding loans under the amended credit facility bear interest at an annual interest rate at the Bank's prime rate plus 1.00% and the Company no longer has an option to elect a LIBOR rate of interest for its outstanding borrowings. The Company's per annum fee on any outstanding letters of credit under the amended credit facility is 2.50%. Under the terms of the amended credit facility, the interest rate on each loan outstanding at an Event of Default, as defined in the amended credit facility, bears interest at the rate of 2.00% per annum in excess of the interest rate otherwise payable thereon and both principal and interest is payable on demand.

         The Company's credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the new credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 25, 2005. Additionally, the Bank has not notified the Company of any indication of a MAE at December 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002.

         Allied had net sales of $15.1 million for the three months ended December 31, 2003, up $0.2 million, or 1.5%, from net sales of $14.9 million in the prior year same quarter. Sales in the second quarter of fiscal 2004 were lower for respiratory care products. Lower sales of respiratory care products were offset by higher sales to the emergency market than for the prior year same quarter.

         Gross profit for the three months ended December 31, 2003 was $4.1 million, or 27.2% of net sales, compared to $3.4 million, or 22.8% of net sales, for the three months ended December 31, 2002. The gross margins increased in part due to increased sales. However, the improvement in gross margins is primarily attributable to reduced operations cost resulting from the Company's cost reduction efforts, including automation of certain manufacturing processes.

         Selling, general and administrative expenses for the three months ended December 31, 2003 were $3.3 million, a net decrease of $0.1 million, or 2.6%, from $3.4 million for the three months ended December 31, 2002. The decrease is the result of reduced insurance cost, lower staffing levels, and other expense reductions.

         Income from operations was $0.8 million for the three months ended December 31, 2003 compared to a $39,861 loss from operations for the three months ended December 31, 2002. Interest expense was $0.1 million for the three months ended December 31, 2003, down from $0.2 million from the three months ended December 31, 2002. Allied had income before provision for income taxes in the second quarter of fiscal 2004 of $0.6 million, compared to a loss before benefit for income taxes of $0.3 million, for the second quarter of fiscal 2002. The Company recorded a tax provision of $0.3 million for the three-month period ended December 31, 2003 versus a tax benefit of $0.1 million recorded for the three-month period ended December 31, 2002.

         In fiscal 2004, the net income for the second quarter was $0.4 million or $0.05 per basic and diluted share compared to a net loss of $0.2 million or $0.02 loss per basic and diluted share for the second quarter of fiscal 2003. The weighted average number of common shares outstanding used in the calculation of basic earnings per share for the second quarters of fiscal 2004 and 2003 was 7,814,910 and 7,813,932 shares, respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the second quarters of fiscal 2004 and fiscal 2003 was 7,995,788 and 7,813,932 shares, respectively.

SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2002.

Allied had net sales of $28.9 million for the six months ended December 31, 2003, down $1.2 million, or 4.0%, from net sales of $30.1 million in the prior year same period. Sales in the first half of fiscal 2004 have been unfavorably impacted by decreased activity in the medical gas equipment markets. This is reflected by lower orders and shipments in this market than in the prior year. Demand was also weaker for the Company's respiratory care products. These decreases have been partially offset by higher sales of emergency medical products.

         Gross profit for the six months ended December 31, 2003 was $7.5 million, or 26.0% of net sales, compared to $6.6 million, or 21.8% of net sales, for the six months ended December 31, 2002. The improvement in gross margins is the result of reduced operations cost resulting from the Company's cost reduction efforts, including automation of certain manufacturing processes. These improvements offset the decrease in gross margins attributable to lower sales volumes. In addition, gross profit improved $0.2 million as a result of a distribution representing the Company's membership interest in the liquidation of the General American Mutual Holding Company, the Company's health care benefit provider. The Company is continuing to review, automate, and further improve operations to improve productivity and lower manufacturing and product cost.

         Selling, general and administrative expenses for the six months ended December 31, 2003 were $6.5 million, a net decrease of $0.2 million, or 3.5%, from $6.7 million for the six months ended December 31, 2002. The decrease is the result of reduced insurance cost, lower staffing levels, and other expense reductions.

         On July 28th, 2003 the Company announced a workforce reduction of 14 positions from its managerial and administrative staff and 5 positions from its production group. This reduction resulted in severance pay of approximately $73,000, which was paid in the first quarter of fiscal 2004. These payments are reflected in selling, general, and administrative expenses for the six months ended December 31, 2003.

         Income from operations was $1.0 million for the six months ended December 31, 2003 compared to a $0.2 million loss from operations for the six months ended December 31, 2002. Interest expense was $0.3 million for the six months ended December 31, 2003, down from $0.4 million for the six months ended December 31, 2002. Allied had income before provision for income taxes in the first six months of fiscal 2004 of $0.7 million, compared to a loss before benefit for income taxes of $0.6 million, for the first six months of fiscal 2002. The Company recorded a tax provision of $0.3 million for the six-month period ended December 31, 2003 versus a tax benefit of $0.2 million recorded for the six-month period ended December 31, 2002.

         In fiscal 2004, the net income for the first six months was $0.4 million, or $0.05 per basic and diluted share compared to a net loss of $0.4 million or $0.05 loss per basic and diluted share for the first six months of fiscal 2003. The weighted average number of common shares outstanding used in the calculation of basic earnings per share for the first six months of fiscal 2004 and 2003 was 7,814,421 and 7,813,932 shares, respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the first six months of fiscal 2004 and fiscal 2003 was 7,974,834 and 7,813,932 shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the next 12 months.

         Working capital increased to $9.6 million at December 31, 2003 compared to $9.4 million at June 30, 2003. This is primarily due to a $2.4 million reduction in the current portion of long-term debt, a $0.3 million increase in other current assets as a result of insurance payments, a $0.1 million decrease in accrued liabilities, and a $0.1 million increase in cash. These changes have been offset by a $1.3 million increase in accounts payable, a $0.4 million decrease in accounts receivable, and a $1.1 million decrease in inventory. The decrease in inventory is a result of improved inventory control procedures during the last year.

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

         At December 31, 2003, the Company was in compliance with its financial covenants under the amended credit facility. Although the Company was in compliance with its financial covenants under the amended credit facility at December 31, 2003, the ability of the Company to remain in compliance with these ratios for the remainder of the current fiscal year depends on the cumulative operating results and related fixed charges, and is subject to achieving satisfactory revenue and expense levels sufficient to enable the Company to meet heightened performance standards. At December 31, 2003, the Company realized a Fixed Charge Coverage Ratio, as defined, of approximately 1.2 to 1.0 based on the prior twelve months. During year ending June 30, 2004, the Company must realize a Fixed Charge Coverage Ratio of .75 to 1.0, as defined in the amended credit agreement. While the Company believes such performance results may be attainable, there can be no assurance that they will be achieved.

         The Company's credit facility requires lockbox arrangement, which provide for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the new credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's Emerging Issues Task Force Issue 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 25, 2005. Additionally, the Bank has not notified the Company of any indication of a MAE at December 31, 2003.

         At December 31, 2003, the company had $1.8 outstanding against this facility and $7.9 available to borrow from the line based on collateral requirements.

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

         In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. At December 31,2003, the Company does not have any commitments that are within the scope of FIN No. 45.

         In January 2003, the FASB released FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51". The Interpretation clarifies issues regarding the consolidation of entities which may have features that make it unclear whether consolidation or equity method accounting is appropriate. Adoption of FIN 46 did not have a material impact on the Company's results of operations, financial position or cash flows.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 provides guidance on distinguishing between liability and equity instruments and accounting for instruments that have characteristics of both. SFAS 150 requires specific types of freestanding financial instruments to be classified as liabilities including mandatory redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets and certain obligations to issue a variable number of shares. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003. Adoption of SFAS 150 did not have a material impact on the Company's results of operations, financial position or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         At December 31, 2003, the Company had $7.1 million in debt outstanding. This balance represents amounts outstanding under the Company's revolving credit facility of $1.8 million, the Company's real estate loan for $2.8 million, and the Company's capital expenditure loan for $2.5 million. The revolving credit facility , the capital expenditure loan, and the real estate loan bear an interest rate using the commercial bank's "floating reference rate" as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

         The Company had no holdings of derivative financial or commodity instruments at December 31, 2003. Allied Healthcare Products has international sales, however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

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

         31.1 Certification by Chief Executive Officer pursuant to Rule
13a-14(a).

         31.2 Certification by Chief Financial Officer pursuant to Rule
13a-14(a).

         32.1 Certification by Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         32.2 Certification by Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         99.1 Press Release dated February 9, 2004, announcing earnings for the quarter and six months ended December 31, 2003.

b) Reports on Form 8-K:

         For an event occurring on November 12, 2003, the Registrant filed a Form 8-K regarding the press release announcing First Quarter 2004 financial results.

         For an event occurring on November 17, 2003, the Registrant filed a Form 8-K regarding announcement of change in the registrant's certifying accountant including (i) the dismissal of PriceWaterhouseCoopers LLP as its independent accountants on November 17, 2003 (ii) the engagement of Rubin Brown and Gornstein & Co. LLP as its new independent accountants effective as of November 17, 2003.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ALLIED HEALTHCARE PRODUCTS, INC.


                               /s/ Earl R. Refsland
                               ------------------------------------------------
                               Earl R. Refsland
                               President and Chief Executive Officer

                               Date: February 9, 2004