Form 10-Q
period 2004-03-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2004-04-30
CIK 874710

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934

       For the quarterly period ended March 31, 2004

       Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Action of 1934

For the transition period from                   to
                              -------------------  -------------------

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

         The number of shares of common stock outstanding at April 30, 2004 is 7,818,432 shares.

                                      INDEX

                                                                                                     Page
                                                                                                    Number
                                                                                                    -------
Part I -       Financial Information
               Item 1.          Financial Statements
                                Consolidated Statement of Operations -                                3
                                three months and nine months ended March 31,
                                2004 and 2003 (Unaudited)

                                Consolidated Balance Sheet -                                        4 - 5
                                March 31, 2004  (Unaudited) and
                                June 30, 2003 (Audited)

                                Consolidated Statement of Cash Flows -                                6
                                Nine months ended March 31, 2004 and 2003
                                (Unaudited)

                                Notes to Consolidated Financial Statements  (Unaudited)             7 - 12

               Item 2.          Management's Discussion and Analysis of                             12-18
                                Financial Condition and Results of Operations

               Item 3.          Quantitative and Qualitative Disclosure                               18
                                about Market Risk

               Item 4.          Controls and Procedures                                               18


Part II -      Other Information
               Item 6.          Exhibits and Reports on Form 8-K                                      19

                                Signature                                                             19

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

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

PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                   Three months ended                   Nine months ended
                                                        March 31,                           March 31,
                                             -------------------------------     -------------------------------
                                                 2004              2003              2004              2003
                                             -------------     -------------     -------------     -------------
Net sales                                    $  14,956,873     $  16,443,114     $  43,841,734     $  46,536,013
Cost of sales                                   10,745,206        12,201,779        32,125,005        35,726,306
                                             -------------     -------------     -------------     -------------
Gross profit                                     4,211,667         4,241,335        11,716,729        10,809,707

Selling, general and
administrative expenses                          3,054,399         3,423,454         9,568,968        10,171,452
                                             -------------     -------------     -------------     -------------
Income from operations                           1,157,268           817,881         2,147,761           638,255

Other expenses:
Interest                                           111,570           209,220           453,285           652,861
Other, net                                           7,748             9,234             2,066            32,121
                                             -------------     -------------     -------------     -------------
                                                   119,318           218,454           455,351           684,982
                                             -------------     -------------     -------------     -------------

Income/(loss) before provision
 for income taxes                                1,037,950           599,427         1,692,410           (46,727)

Provision for income taxes                         410,115           234,194           677,595             4,527
                                             -------------     -------------     -------------     -------------
Net income/(loss)                            $     627,835     $     365,233     $   1,014,815     $     (51,254)
                                             =============     =============     =============     =============

Basic and diluted earnings/(loss)
per share                                    $        0.08     $        0.05     $        0.13     $       (0.01)
                                             =============     =============     =============     =============

Weighted average shares                          7,818,432         7,813,932         7,815,748         7,813,932
outstanding - basic

Weighted average shares
outstanding - diluted                            8,005,365         7,909,158         7,957,881         7,956,448


          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (UNAUDITED)


                                                                 March 31,          June 30,
                                                                   2004               2003
                                                             ---------------     ---------------

Current assets:
  Cash                                                       $        11,230     $        12,016
  Accounts receivable, net of allowance for doubtful
    accounts of $484,589 and $475,000, respectively                7,418,561           7,848,977
  Inventories, net                                                11,004,904          12,274,972
  Income tax receivable                                              172,856             392,259
  Other current assets                                               403,007             149,995

                                                             ---------------     ---------------
  Total current assets                                            19,010,558          20,678,219
                                                             ---------------     ---------------


Property, plant and equipment, net                                12,131,818          12,630,289
Deferred income taxes                                                989,710             989,710
Goodwill                                                          15,979,830          15,979,830
Other assets, net                                                    100,283             134,528
                                                             ---------------     ---------------
  Total assets                                               $    48,212,199     $    50,412,576
                                                             ===============     ===============

          See accompanying Notes to Consolidated Financial Statements.


                                   (CONTINUED)

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                              March 31,             June 30,
                                                                                2004                  2003
                                                                           ---------------      ---------------

Current liabilities:
  Accounts payable                                                         $     2,753,009      $     2,192,717
  Current portion of long-term debt                                              1,533,308            5,409,304
  Deferred income taxes                                                            412,079              412,079
  Other current liabilities                                                      4,153,370            3,218,981

                                                                           ---------------      ---------------
    Total current liabilities                                                    8,851,766           11,233,081
                                                                           ---------------      ---------------

Long-term debt                                                                   3,767,453            4,612,320
                                                                           ---------------      ---------------

Commitments and contingencies                                                           --                   --

Stockholders' equity:
  Preferred stock; $0.01 par value; 1,500,000 shares
    authorized; no shares issued and outstanding; which
    includes Series A preferred stock; $0.01 par value;
    200,000 shares authorized; no shares issued and
    outstanding                                                                         --                   --
  Common stock; $0.01 par value; 30,000,000 shares
    authorized; 7,818,432 shares issued and
    outstanding at March 31, 2004 and 7,813,932
    shares issued and outstanding at June 30, 2003,
    respectively                                                                   101,219              101,175
  Additional paid-in capital                                                    47,041,492           47,030,549
  Common stock in treasury, at cost                                            (20,731,428)         (20,731,428)
  Retained earnings                                                              9,181,697            8,166,879

                                                                           ---------------      ---------------
    Total stockholders' equity                                                  35,592,980           34,567,175

                                                                           ---------------      ---------------
    Total liabilities and stockholders' equity                             $    48,212,199      $    50,412,576
                                                                           ===============      ===============

          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                  Nine months ended
                                                                      March 31,
                                                            ------------------------------
                                                               2004               2003
                                                            ------------      ------------

Cash flows from operating activities:
  Net income (loss)                                         $  1,014,815      $    (51,254)


    Depreciation and amortization                                970,169           972,979


Changes in operating assets and liabilities:
  Accounts receivable, net                                       430,416           156,297
  Inventories, net                                             1,270,069           620,697
  Other current assets                                           (33,609)          570,075
  Accounts payable                                               560,296        (1,110,252)
  Other accrued liabilities                                      934,388           101,144
                                                            ------------      ------------
  Net cash provided by operating activities                    5,146,544         1,259,686
                                                            ------------      ------------

Cash flows from investing activities:
  Capital expenditures                                          (437,453)         (427,912)
                                                            ------------      ------------
    Net cash used in investing activities                       (437,453)         (427,912)
                                                            ------------      ------------

Cash flows from financing activities:
  Payments of capital lease obligations                               --          (192,426)
  Payments of long-term debt                                    (844,867)         (324,820)
  Net payments under revolving credit agreement               (3,875,997)         (307,310)
  Proceeds from issuance of common stock                          10,987                --
                                                            ------------      ------------
Net cash used in financing activities                         (4,709,877)         (824,556)
                                                            ------------      ------------

Net increase (decrease) in cash                                     (786)            7,218
Cash at beginning of period                                       12,016               800
                                                            ------------      ------------
Cash at end of period                                       $     11,230      $      8,018
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

         The fair value of options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes multiple option-pricing model. The following table shows stock-based compensation expense included in net income/(loss), pro forma stock-based compensation expense, net income/(loss), and earnings per share had the Company elected to record compensation expense based on the fair value of options at the grant date for the three and nine months ended March 31, 2004 and 2003.

                                                  Three Months Ended                 Nine Months Ended
                                                       March 31,                          March 31,
                                                 2004             2003             2004             2003
                                             ------------     ------------     ------------     ------------
Net income/(loss) as reported:               $    627,835     $    365,233     $  1,014,815     $    (51,254)

Add: Stock-based compensation
      included in Net income/(loss)
      as reported                                      --               --               --               --

Deduct: Total Stock-based
         compensation expense
         determined under fair
         value based methods                       11,918           52,563           53,326          130,282
                                             ------------     ------------     ------------     ------------

Proforma net income/(loss):                  $    615,917     $    312,670     $    961,489     $   (181,536)
                                             ============     ============     ============     ============


Basic and diluted earnings/(loss)
         per share:

         As reported:                        $       0.08     $       0.05     $       0.13     $      (0.01)
         Proforma:                           $       0.08     $       0.04     $       0.12     $      (0.02)

The effects of applying SFAS 123 in this proforma disclosure are not necessarily indicative of future amounts.

3.       Inventories

         Inventories are comprised of the following:

                                             March 31, 2004        June 30, 2003
                                             ---------------      ---------------
Work-in-progress                             $     1,026,913      $       536,695
Raw materials and component parts                  8,962,558           10,577,713
Finished goods                                     2,963,641            3,484,822
Reserve for obsolete and excess
inventory                                         (1,948,208)          (2,324,258)
                                             ---------------      ---------------
                                             $    11,004,904      $    12,274,972
                                             ===============      ===============

4.       Earnings per share

         Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The weighted number of basic shares outstanding for the three months ended March 31, 2004 and 2003 was 7,818,432 and 7,813,932, respectively. The weighted number of diluted shares outstanding for the three months ended March 31, 2004 and 2003 was 8,005,365 and 7,909,158 shares, respectively. The weighted number of basic shares outstanding for the nine months ended March 31, 2004 and 2003 was 7,815,748 and 7,813,932, respectively. The weighted number of diluted shares outstanding for the nine months ended March 31, 2004 and 2003 was 7,957,881 and 7,956,448 shares, respectively.

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

         In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. At March 31, 2004, the Company does not have any commitments that are within the scope of FIN No. 45.

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

         On September 26, 2003, the Bank further amended the Company's credit facility (the amended credit facility). The Bank amended various financial covenants in conjunction with the amended credit facility including a reduction in the required fixed coverage charge ratio and the elimination of the EBITDA covenant. The Bank amended the borrowing base to include 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $7.0 million, subject to reserves as established by the Bank. In addition, the outstanding loans under the amended credit facility bears interest at an annual interest rate of 1.00% plus the Bank's prime rate. In conjunction with these amendments to the Company's credit facility, the Bank extended the maturity on the Company's term loan on real estate from August 1, 2003 to April 24, 2005. Amortization on the real estate term loan continues on a five-year schedule with equal monthly payments of $49,685. The real estate term loan bears interest at an annual interest rate of 1.00% plus the Bank's prime rate. The Company also received a waiver from the Bank for its covenant violations pertaining to its EBITDA covenant, which the Company was in default of on June 30, 2003.

         At March 31, 2004, the Company was in compliance with its financial covenants under the amended credit facility. Although the Company was in compliance with its financial covenants under the amended credit facility at March 31, 2004, the ability of the Company to remain in compliance with these ratios for the remainder of the current fiscal year depends on the cumulative operating results and related fixed charges, and is subject to achieving satisfactory revenue and expense levels sufficient to enable the Company to meet heightened performance standards. At March 31, 2004, the Company realized a Fixed Charge Coverage Ratio, as defined, of approximately 1.4 to 1.0 based on the prior twelve months. During the year ending June 30, 2004, the Company must realize a Fixed Charge Coverage Ratio of at least .75 to 1.0, as defined in the amended credit agreement.

         In addition, the outstanding loans under the amended credit facility bear interest at an annual interest rate at the Bank's prime rate plus 1.00% and the Company no longer has an option to elect a LIBOR rate of interest for its outstanding borrowings. The Company's per annum fee on any outstanding letters of credit under the amended credit facility is 2.50%. Under the terms of the amended credit facility, the interest rate on each loan outstanding at an Event of Default, as defined in the amended credit facility, bears interest at the rate of 2.00% per annum in excess of the interest rate otherwise payable thereon and both principal and interest would become payable on demand.

         The Company's credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the new credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 25, 2005. Additionally, the Bank has not notified the Company of any indication of a MAE at March 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003.

         Allied had net sales of $15.0 million for the three months ended March 31, 2004, down $1.4 million, or 9.0%, from net sales of $16.4 million in the prior year same quarter. Demand was lower in the third quarter of fiscal 2004 than in the prior year for the Company's products. The effect of lower sales on gross profit was offset during the quarter by improved gross profit performance. Gross profit for the three months ended March 31, 2004 was $4.2 million, or 28.2% of net sales, compared to $4.2 million, or 25.8% of net sales, for the three months ended March 31, 2003. The improvement in gross margins is primarily attributable to reduced operations cost resulting from the Company's cost reduction efforts, including automation of certain manufacturing processes, and greater control over manufacturing overhead expenditures. Manufacturing overhead has been reduced for personnel and non-personnel costs.

         Selling, general and administrative expenses for the three months ended March 31, 2004 were $3.1 million, a decrease of $0.4 million, or 10.8%, from $3.4 million for the three months ended March 31, 2003. The decrease is primarily the result of $0.3 million in lower personnel cost and $0.1 million in lower insurance cost.

         Income from operations was $1.2 million for the three months ended March 31, 2004 compared to $0.8 million income from operations for the three months ended March 31, 2003. Interest expense was $0.1 million for the three months ended March 31, 2004, down from $0.2 million for the three months ended March 31, 2003. Allied had income before provision for income taxes in the third quarter of fiscal 2004 of $1.0 million, compared to an income before provision for income taxes of $0.6 million, for the third quarter of fiscal 2003. The Company recorded a tax provision of $0.4 million for the three-month period ended March 31, 2004 versus a tax provision of $0.2 million recorded for the three-month period ended March 31, 2003.

         In fiscal 2004, the net income for the third quarter was $0.6 million or $0.08 per basic and diluted share compared to a net income of $0.4 million or $0.05 per basic and diluted share for the third quarter of fiscal 2003. The weighted average number of common shares outstanding used in the calculation of basic earnings per share for the third quarters of fiscal 2004 and 2003 was 7,818,432 and 7,813,932 shares, respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the third quarters of fiscal 2004 and fiscal 2003 was 8,005,365 and 7,909,158 shares, respectively.

NINE MONTHS ENDED MARCH 31, 2004 COMPARED TO NINE MONTHS ENDED MARCH 31, 2003.

         Allied had net sales of $43.8 million for the nine months ended March 31, 2004, down $2.7 million, or 5.8%, from net sales of $46.5 million in the prior year same period. Sales in the first nine months of fiscal 2004 have been unfavorably impacted by decreased activity in the medical gas equipment markets. This is reflected by lower orders and shipments in this market than in the prior year. Demand was also down for the Company's respiratory care products and emergency medical products for the first nine months than in the prior year.

         Gross profit for the nine months ended March 31, 2004 was $11.7 million, or 26.7% of net sales, compared to $10.8 million, or 23.2% of net sales, for the nine months ended March 31, 2003. The improvement in gross margins is the result of reduced operations cost resulting from the Company's cost reduction efforts, including automation of certain manufacturing processes. These improvements offset the decrease in gross margins attributable to lower sales volumes. In addition, gross profit improved $0.2 million as a result of a distribution representing the Company's membership interest in the liquidation of the General American Mutual Holding Company, the Company's health care benefit provider. The Company is continuing to review, automate, and further improve operations to improve productivity and lower manufacturing and product cost.

         Selling, general and administrative expenses for the nine months ended March 31, 2004 were $9.6 million, a decrease of $0.6 million, or 5.9%, from $10.2 million for the nine months ended March 31, 2003. The decrease is primarily the result of reduced $0.5 million in reduced personnel cost and $0.3 million in reduced insurance cost. These savings were partially offset by an additional $0.2 million in legal fees in fiscal 2004.

         On July 28th, 2003 the Company announced a workforce reduction of 14 positions from its managerial and administrative staff and 5 positions from its production group.

This reduction resulted in severance pay of approximately $73,000, which was paid in the first quarter of fiscal 2004. These payments are reflected in selling, general, and administrative expenses for the nine months ended March 31, 2004.

         Income from operations was $2.1 million for the nine months ended March 31, 2004 compared to a $0.6 million income from operations for the nine months ended March 31, 2003. Interest expense was $0.5 million for the nine months ended March 31, 2004, down from $0.7 million for the nine months ended March 31, 2003. Allied had income before provision for income taxes in the first nine months of fiscal 2004 of $1.7 million, compared to a loss before benefit for income taxes of $46,727, for the first nine months of fiscal 2003. The Company recorded a tax provision of $0.7 million for the nine-month period ended March 31, 2004 versus a tax provision of $4,527 recorded for the nine-month period ended March 31, 2003.

         In fiscal 2004, the net income for the first nine months was $1.0 million, or $0.13 per basic and diluted share compared to a net loss of $0.1 million or $0.01 loss per basic and diluted share for the first nine months of fiscal 2003. The weighted average number of common shares outstanding used in the calculation of basic earnings per share for the first nine months of fiscal 2004 and 2003 was 7,815,748 and 7,813,932 shares, respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the first nine months of fiscal 2004 and fiscal 2003 was 7,957,881 and 7,956,448 shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the next 12 months.

         Working capital increased to $10.2 million at March 31, 2004 compared to $9.4 million at June 30, 2003. This is primarily due to a $3.9 million reduction in the current portion of long-term debt and $0.3 million increase in other current assets as a result of insurance payments. These changes have been offset by a $0.6 million increase in accounts payable, a $0.9 million increase in accrued liabilities, a $0.4 million decrease in accounts receivable, a $0.2 million decrease in income tax receivable, and a $1.3 million decrease in inventory. The decrease in inventory is a result of improved inventory control procedures during the last year.

         On April 24, 2002, the Company entered into a new credit facility arrangement with LaSalle Bank National Association (the "Bank"). The new credit facility provides -for total borrowings up to $19.0 million; consisting of up to $15.0 million through a revolving credit facility and up to $4.0 million under a term loan.

         On September 26, 2003, the Bank further amended the Company's credit facility (the amended credit facility). The Bank amended various financial covenants in conjunction with the amended credit facility including a reduction in the required fixed coverage charge ratio and the elimination of the EBITDA covenant. The Bank amended the borrowing base to include 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $7.0 million, subject to reserves as established by the Bank. In addition, the outstanding loans under the amended credit facility bears interest at an annual interest rate of 1.00% plus the Bank's prime rate. In conjunction with these amendments to the Company's credit facility, the Bank extended the maturity on the Company's term loan on real estate from August 1, 2003 to April 24, 2005. Amortization on the real estate term loan continues on a five-year schedule with equal monthly payments of $49,685. The real estate term loan bears interest at an annual interest rate of 1.00% plus the Bank's prime rate. The Company also received a waiver from the Bank for its covenant violations pertaining to its EBITDA covenant, which the Company was in default of on June 30, 2003.

         At March 31, 2004, the Company was in compliance with its financial covenants under the amended credit facility. Although the Company was in compliance with its financial covenants under the amended credit facility at March 31, 2004, the ability of the Company to remain in compliance with these ratios for the remainder of the current fiscal year depends on the cumulative operating results and related fixed charges, and is subject to achieving satisfactory revenue and expense levels sufficient to enable the Company to meet heightened performance standards. At March 31, 2004, the Company realized a Fixed Charge Coverage Ratio, as defined, of approximately 1.4 to 1.0 based on the prior twelve months. During the year ending June 30, 2004, the Company must realize a Fixed Charge Coverage Ratio of at least .75 to 1.0, as defined in the amended credit agreement.

         The Company's credit facility requires lockbox arrangement, which provide for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the new credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's Emerging Issues Task Force Issue 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 25, 2005. Additionally, the Bank has not notified the Company of any indication of a MAE at March 31, 2004.

         At March 31, 2004, the company had $0.3 million outstanding against this facility and $9.4 million available to borrow from the line based on collateral requirements.

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

         In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. At March 31, 2004, the Company does not have any commitments that are within the scope of FIN No. 45.

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

LITIGATION AND CONTINGENCIES

         The Company becomes, from time to time, a party to personal injury litigation arising out of incidents involving the use of its products. More specifically there have been a number of lawsuits filed against the Company alleging that its aluminum oxygen pressure regulator, marketed under its Life Support Products label, has caused fires that have led to personal injury. The Company believes, based on preliminary findings, that its products did not cause the fires. The Company intends to defend these claims in cooperation with its insurers. Based on the progression of certain cases, the Company has recorded an additional $0.1 million charge to operations evenly throughout both fiscal 2004 and 2003 for amounts estimated to be payable by the Company under its self-insurance retention for legal costs associated with defending these claims. The Company believes that any potential judgements resulting from these claims over its self-insured retention will be covered by the Company's product liability insurance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         At March 31, 2004, the Company had $5.3 million in debt outstanding. This balance represents amounts outstanding under the Company's revolving credit facility of $0.3 million, the Company's real estate loan for $2.7 million, and the Company's capital expenditure loan for $2.3 million. The revolving credit facility, the capital expenditure loan, and the real estate loan bear an interest rate using the commercial bank's "floating reference rate" as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

         The Company had no holdings of derivative financial or commodity instruments at March 31, 2004. Allied Healthcare Products has international sales, however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         The Company, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company's disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15, as of March 31, 2004. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

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

         31.1 Certification by Chief Executive Officer pursuant to Rule
13a-14(a).

         31.2 Certification by Chief Financial Officer pursuant to Rule
13a-14(a).

         32.1 Certification by Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         32.2 Certification by Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         99.1 Press Release dated April 30, 2004, announcing earnings for the quarter and nine months ended March 31, 2004.

b) Reports on Form 8-K:

         For an event occurring on February 25, 2004, the Registrant filed a Form 8-K announcing that Judy T. Graves had been elected to its board of directors expanding the size of the board to six members.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ALLIED HEALTHCARE PRODUCTS, INC.


                                            /s/ Daniel C. Dunn
                                            -----------------------------------
                                            Daniel C. Dunn
                                            Chief Financial Officer

                                            Date: April 30, 2004