Form 10-K
period 2004-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2004-09-27
CIK 874710

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR JUNE 30, 2004

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes. [X]     No. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12 b-2).  Yes. [ ]     No.  [X]

     As of December 31, 2003, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $12,828,750.

     As of September 25, 2004, there were 7,818,432 shares of common stock, $0.01 par value (the "Common Stock"), outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Proxy Statement dated October 11, 2004 (portion) (Part III)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        ALLIED HEALTHCARE PRODUCTS, INC.

                               INDEX TO FORM 10-K

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   10
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   10

                                  PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.....................................................   11
Item 6.   Selected Financial Data.....................................   12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   24
Item 8.   Financial Statements and Supplementary Data.................   24
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   45
Item 9A.  Controls and Procedures.....................................   45
Item 9B.  Other Information...........................................   45

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   45
Item 11.  Executive Compensation......................................   45
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   45
Item 13.  Certain Relationships and Related Transactions..............   45
Item 14.  Principal Accountant Fees and Services......................   45

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedule, and Reports on Form
          8-K.........................................................   46

        "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                               REFORM ACT OF 1995

     Statements contained in this Report, which are not historical facts or information, are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, and specific matters which relate directly to the Company's operations and properties as discussed in Items 1, 3 and 7 in this Report. The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

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

MARKETS AND PRODUCTS

     In fiscal 2004, respiratory care products, medical gas equipment and emergency medical products represented approximately 26%, 57% and 17%, respectively, of the Company's net sales. In fiscal 2003, respiratory care products, medical gas equipment and emergency medical products represented approximately 27%, 57%, and 16%, respectively, of the Company's net sales. The Company operates in a single industry segment and its principal products are described in the following table:

                                                                               PRINCIPAL BRAND
PRODUCT                               DESCRIPTION                                   NAMES             PRIMARY USERS
-------                               -----------                            --------------------   -----------------
RESPIRATORY CARE PRODUCTS
  Respiratory Care/Anesthesia         Large volume compressors; ventilator   Timeter                Hospitals and
    Products                          calibrators; humidifiers and mist                             sub-acute
                                      tents; and CO(2) absorbents                                   facilities
                                      including Baralyme
  Home Respiratory Care Products      O2 cylinders; pressure regulators;     Timeter; B&F; Schuco   Patients at home
                                      nebulizers; portable large volume
                                      compressors; portable suction
                                      equipment and disposable respiratory
                                      products
MEDICAL GAS EQUIPMENT
  Construction Products               In-wall medical gas system             Chemetron; Oxequip     Hospitals and
                                      components; central station pumps                             sub-acute
                                      and compressors and headwalls                                 facilities
  Regulation Devices                  Flowmeters; vacuum regulators;         Chemetron; Oxequip;    Hospitals and
                                      pressure regulators and related        Timeter                sub-acute
                                      products                                                      facilities
  Disposable Cylinders                Disposable oxygen and gas cylinders    Lif-O-Gen              First aid
                                                                                                    providers and
                                                                                                    specialty gas
                                                                                                    distributors
  Suction Equipment                   Portable suction equipment and         Gomco; Allied;         Hospitals, sub-
                                      disposable suction canisters           Schuco                 acute facilities
                                                                                                    and homecare
                                                                                                    products
EMERGENCY MEDICAL PRODUCTS
  Respiratory/Resuscitation           Demand resuscitation valves; bag       LSP; Omni-Tech         Emergency service
                                      mask resuscitators; emergency                                 providers
                                      transport ventilators, oxygen
                                      regulators and SurgeX -- surge
                                      suppressing post valve
  Trauma and Patient Handling         Spine immobilization products;         LSP                    Emergency service
    Products                          pneumatic anti-shock garments and                             providers
                                      trauma burn kits

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

     RESPIRATORY CARE/ANESTHESIA PRODUCTS. The Company manufactures and sells a broad range of products for use in respiratory care and anesthesia delivery. These products include large volume air compressors, calibration equipment, humidifiers, croup tents, equipment dryers and a complete line of respiratory disposable products such as oxygen tubing, facemasks, cannulas and ventilator circuits. These products include CO(2) absorbents, including Baralyme(R).

     On August 27, 2004, Allied Healthcare Products, Inc. ("Allied") entered into an agreement with Abbott Laboratories ("Abbott") pursuant to which Allied will cease production of its product Baralyme(R), will, within sixty days, effect the withdrawal of Baralyme(R) product held by distributors and will pursue the development of a new carbon dioxide absorbent product. Baralyme(R), a carbon dioxide absorbent product, has been used safely and effectively in connection with inhalation anesthetics since its introduction in the 1920s. In recent years, the number of inhalation anesthetics has increased, giving rise to concerns regarding the use of Baralyme(R) in conjunction with these newer inhalation anesthetics when Baralyme(R) has been allowed, contrary to recommended practice, to become desiccated. The agreement also provides that, for a period of eight years, Allied will not manufacture, distribute, promote, market, sell, commercialize or donate any Baralyme(R) product or similar product based upon potassium hydroxide and will not develop or license any new carbon dioxide absorbent product containing potassium hydroxide. More detailed information concerning this agreement is included in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     Allied's international business represents a potential growth area that the Company has been pursuing. Allied's net sales to foreign markets totaled 17% of the Company's net sales in fiscal 2004, 17% of the Company's net sales in fiscal 2003, and 16% of the Company's net sales in fiscal 2002. International sales are made through a network of dealers, agents and U.S. exporters who distribute the Company's products throughout the world. Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East.

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

     During fiscal year 2004 the research and development group completed the design and released to manufacturing a new suction pump for the emergency market and a cost reduced regulator design.

     The new suction pump provides the EMS market with a rugged suction pump that is battery operated. This suction pump also includes a docking station for mounting in an emergency vehicle. The docking station is capable of recharging the battery or running the unit if the battery is low.

     The research and development group has also completed the design of an additional product. Manufacturing is in the process of preparing to produce this product. This product is expected to be released for sale during the second quarter of fiscal year 2005.

     As part of the agreement relating to the withdrawal of the Baralyme(R) product, Abbott has agreed to pay to Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. It is Allied's intention to pursue development of a new carbon dioxide absorption product. More detailed information concerning this agreement is included in Item 7,Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     The Company manufactures and distributes a broad spectrum of respiratory therapy equipment, emergency medical equipment and medical gas equipment. To date, all of the Company's FDA clearances have been obtained through the 510(k) clearance process. These determinations are very fact specific and the FDA has stated that, initially, the manufacturer is best qualified to make these determinations, which should be based on adequate supporting data and documentation. The FDA however, may disagree with a manufacturer's determination not to file a 510(k) and require the submission of a new 510(k) notification for the changed or modified device. Where the FDA believes that the change or modification raises significant new questions of safety or effectiveness, the agency may require a manufacturer to cease distribution of the device pending clearance of a new 510(k) notification. Certain of the Company's medical devices have been changed or modified subsequent to 510(k) marketing clearance of the original device by the FDA. Certain of the Company's medical devices, which were first marketed prior to May 28, 1976, and therefore, grandfathered and exempt from the 510(k) notification process, also have been subsequently changed or modified. The Company believes that these changes or modifications do not significantly affect the devices' safety or effectiveness, or make a major change or modification in the devices' intended uses and, accordingly, submission of new 510(k) notification to the FDA is not required. There can be no assurance, however, that the FDA would agree with the Company's determinations.

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

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

     The company owns and maintains patents on several products it believes are useful to the business and provides the company with an advantage over its competitors. During fiscal 2004 the company was granted a patent on the SurgeX post valve and continues to pursue several more on the SurgeX product. The company also applied for a patent on the XTRA backboard design.

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

EMPLOYEES

     At June 30, 2004, the Company had approximately 438 full-time employees. Approximately 285 employees in the Company's principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2006. Approximately 12 employees at the Company's facility in Stuyvesant Falls, New York are also covered by a collective bargaining agreement scheduled to expire on April 15, 2007.

     On August 27, 2004, Allied Healthcare Products, Inc. ("Allied") entered into an agreement with Abbott Laboratories ("Abbott") pursuant to which Allied will cease production of its product Baralyme(R), will, within sixty days, effect the withdrawal of Baralyme(R) product held by distributors and will pursue the development of a new carbon dioxide absorbent product. Baralyme(R), a carbon dioxide absorbent product, has been used safely and effectively in connection with inhalation anesthetics since its introduction in the 1920s. In recent years, the number of inhalation anesthetics has increased, giving rise to concerns regarding the use of Baralyme(R) in conjunction with these newer inhalation anesthetics when Baralyme(R) has been allowed, contrary to recommended practice, to become desiccated. The agreement also provides that, for a period of eight years, Allied will not manufacture, distribute, promote, market, sell, commercialize or donate any Baralyme(R) product or similar product based upon potassium hydroxide and will not develop or license any new carbon dioxide absorbent product containing potassium hydroxide. More detailed information concerning this agreement is included in Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations. Baralyme(R) was produced at Allied's Stuyvesant Falls, New York facility.

     On September 9th, 2004, Allied entered into a Closedown Agreement with the International Chemical Union representing the employees at the Stuyvesant Falls, New York facility. The Company has advised the Union that the plant will be closed and all bargaining unit employees related to such operation will be permanently laid off , no later than October 15, 2004. The collective bargaining agreement shall expire and be terminated as of the closing date. The Company will pay severance pay to those 12 bargaining unit employees on the active payroll as of August 27, 2004. Severance payments will total approximately $138,000.

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

ITEM 2.  PROPERTIES

     The Company's headquarters are located in St. Louis, Missouri and the Company maintains manufacturing facilities in Missouri and New York. Set forth below is certain information with respect to the Company's manufacturing facilities at June 30, 2004.

                                SQUARE FOOTAGE   OWNED/
LOCATION                        (APPROXIMATE)    LEASED        ACTIVITIES/PRODUCTS
--------                        --------------   ------        -------------------
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Allied Healthcare Products, Inc. trades on the NASDAQ National market under the symbol AHPI. As of August 24, 2004, there were 211 record owners of the Company's Common Stock. The following tables summarize information with respect to the high and low closing prices for the Company's Common Stock as listed on the NASDAQ National market for each quarter of fiscal 2004 and 2003, respectively. The Company currently does not pay any dividend on its Common Stock.

COMMON STOCK INFORMATION

2004                                                          HIGH     LOW
----                                                          -----   -----
September quarter...........................................  $4.00   $2.90
December quarter............................................  $4.20   $3.00
March quarter...............................................  $5.88   $3.50
June quarter................................................  $6.93   $4.62
2003                                                          HIGH     LOW
----                                                          -----   -----
September quarter...........................................  $4.74   $3.56
December quarter............................................  $4.10   $2.65
March quarter...............................................  $3.09   $2.40
June quarter................................................  $3.70   $2.55

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                            YEAR ENDED JUNE 30,
                                              ------------------------------------------------
                                               2004      2003       2002      2001      2000
                                              -------   -------   --------   -------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Net sales...................................  $59,103   $60,863   $ 60,415   $64,928   $65,995
Cost of sales...............................   42,748    46,809     49,999    48,265    50,511
Gross profit................................   16,355    14,054     10,416    16,663    15,484
Selling, general and administrative
  expenses(4)...............................   12,660    13,551     12,786    14,573    16,097
Provision for product recall................       --        --        (40)       80       (18)
Impairment of goodwill(1)...................       --        --      9,600        --        --
Income (loss) from operations...............    3,695       503    (11,930)    2,010      (595)
Interest expense............................      550       831      1,054     1,530     1,664
Other, net..................................        8        41         41        74       149
Income (loss) before provision (benefit) for
  income taxes..............................    3,136      (369)   (13,025)      406    (2,408)
Provision (benefit) for income taxes(2).....    1,261      (211)    (1,294)      172      (695)
Net income (loss)...........................  $ 1,875   $  (158)  $(11,731)  $   234   $(1,713)
Basic earnings (loss) per share.............  $  0.24   $ (0.02)  $  (1.50)  $  0.03   $ (0.22)
Diluted earnings (loss) per share...........  $  0.23   $ (0.02)  $  (1.50)  $  0.03   $ (0.22)
Basic weighted average common shares
  outstanding...............................    7,816     7,814      7,809     7,807     7,807
Diluted weighted average common shares
  outstanding...............................    7,985     7,814      7,809     8,126     7,807

                                                                  JUNE 30,
                                               -----------------------------------------------
                                                2004      2003      2002      2001      2000
                                               -------   -------   -------   -------   -------
                                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA
Working capital..............................  $10,992   $ 9,445   $ 9,371   $20,682   $20,261
Total assets.................................   47,139    50,413    52,870    65,993    67,212
Short-term debt(3)...........................    1,245     5,409     7,985     1,169     1,017
Long-term debt (net of current portion)(3)...    2,366     4,612     4,135    11,019    13,056
Stockholders' equity.........................   36,453    34,567    34,725    46,440    46,206

---------------

(1) Impairment loss on goodwill. See Note 3 to the June 30, 2004 Consolidated Financial Statements for further discussion.

(2) See Note 6 to the June 30, 2004 Consolidated Financial Statements for further discussion of the Company's effective tax rate.

(3) See Note 4 to the June 30, 2004 Consolidated Financial Statements for further discussion.

(4) During fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Prior to the adoption of this standard, goodwill amortization of $815 was recorded in 2001 and 2000, which is included above in selling, general and administrative expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained herein are forward-looking statements. Actual results could differ materially from those anticipated as a result of various factors, including cyclical and other industry downturns, the effects of federal and state legislation on health care reform, including Medicare and Medicaid financing, the inability to realize the full benefit of recent capital expenditures or consolidation and rationalization activities, difficulties or delays in the introduction of new products or disruptions in selling, manufacturing and/or shipping efforts

     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company for the three fiscal years ended June 30, 2004. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data included elsewhere herein.

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

  INVENTORY RESERVE FOR OBSOLETE AND EXCESS INVENTORY:

     Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two year's usage on hand. This analysis considers those identified inventory items to determine, in management's best estimate, if parts can be used beyond one year, if there are alternate uses or at what values such parts may be disposed for. During the fiscal year ended June 30, 2002, the Company implemented this detailed analysis of inventory in conjunction with its long-term product planning process. This review indicated that due to changes in product mix, other manufacturing changes to the Company's products, and declines in sales, a large number of component parts were deemed to be obsolete, resulting in a $3.2 million charge to increase the Company's reserve for obsolete and excess inventory. At June 30, 2004 and 2003, inventory is recorded net of a reserve for obsolete and excess inventory of $1.7 million and $2.3 million, respectively.

  ACCOUNTS RECEIVABLE ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     Accounts receivable are recorded net of an allowance for doubtful accounts which is determined based on an analysis of past due accounts and accounts placed with collection agencies. At June 30, 2004 and 2003, accounts receivable is recorded net of an allowance for doubtful accounts of $0.5 million.

  GOODWILL:

     At June 30, 2004 and 2003, the Company has goodwill of $15,979,830, resulting from the excess of the purchase price over the fair value of net assets acquired in business combinations. During fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which establishes new accounting and reporting standards for purchase business combinations and goodwill. As provided by SFAS No. 142, the Company ceased amortizing goodwill on July 1, 2001. During the first half of fiscal 2002, the Company performed the transitional impairment analysis of its goodwill as of the implementation date, following which the Company concluded that there was no impairment of goodwill at July 1, 2001. The Company completed the required initial annual impairment review of its goodwill at June 30, 2002, which due to declining sales and profitability, resulted in a goodwill impairment loss of $9,600,000.

     The Company conducts a formal impairment test of goodwill on an annual basis and between its annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. The annual impairment test did not indicate a further impairment of goodwill at June 30, 2003 or June 30, 2004.

     The results of these annual impairment reviews are highly dependent on management's projection of future results of the Company and there can be no assurance that at the time such reviews are completed a material impairment charge will not be recorded. See Note 3 to the Consolidated Financial Statements for additional disclosure.

SIGNIFICANT FACTORS AFFECTING PAST AND FUTURE OPERATING RESULTS

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

     On August 27, 2004, Allied Healthcare Products, Inc. ("Allied") entered into an agreement with Abbott Laboratories ("Abbott") pursuant to which Allied will cease production of its product Baralyme(R), will, within sixty days, effect the withdrawal of Baralyme(R) product held by distributors and will pursue the development of a new carbon dioxide absorbent product. Baralyme(R), a carbon dioxide absorbent product, has been used safely and effectively in connection with inhalation anesthetics since its introduction in the 1920s. In recent years, the number of inhalation anesthetics has increased, giving rise to concerns regarding the use of Baralyme(R) in conjunction with these newer inhalation anesthetics when Baralyme(R) has been allowed, contrary to recommended practice, to become desiccated. The agreement also provides that, for a period of eight years, Allied will not manufacture, distribute, promote, market, sell, commercialize or donate any Baralyme(R) product or similar product based upon potassium hydroxide and will not develop or license any new carbon dioxide absorbent product containing potassium hydroxide.

     In consideration of the foregoing, Abbott has agreed to pay Allied an aggregate of $5,250,000 of which $1,530,000 is currently due and the remainder payable in 4 equal annual installments of $930,000 due on July 1, 2005 through July 1, 2008. Allied has agreed with Abbott that in the event that it receives approval from the U.S. Food & Drug Administration for the commercial sale of a new carbon dioxide absorbent product not based upon potassium hydroxide prior to January 1, 2008, that Abbott will be relieved of any obligation to fund the $930,000 installment due July 1, 2008. Allied expects to suspend manufacturing operations at its Stuyvesant Falls, New York, facility and anticipates that costs associated with the withdrawal and suspension of operations at that location, including severance and benefit payments due union employees, will be approximately $600,000.

     In addition to the provisions of the agreement relating to the withdrawal of the Baralyme(R) product, Abbott has agreed to pay to Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.

     In 2004, Allied's sales of Baralyme(R) were approximately $1.9 million and contributed approximately $670,000 in pre-tax earnings and cash flow from operations. The majority of the $5,250,000 Allied is to receive from Abbott will be recognized into income over the eight-year term of the agreement. The net cash flow expected to be realized by Allied under the agreement with Abbott is projected be substantially equivalent to the net cash flow Allied would have expected to realize from continued manufacture and sales of Baralyme(R) during the initial five years of the period.

RESULTS OF OPERATIONS

     Allied manufactures and markets respiratory products, including respiratory care products, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts and percentages of net sales attributable to respiratory care products, medical gas equipment and emergency medical products for the fiscal years ended June 30, 2004, 2003, and 2002.

                                                                   YEAR ENDED
                                                                 JUNE 30, 2004
                                                              --------------------
                                                                NET     % OF TOTAL
                                                               SALES    NET SALES
                                                              -------   ----------
                                                              DOLLARS IN THOUSANDS
Respiratory care products...................................  $15,672      26.5%
Medical gas equipment.......................................   33,530      56.7%
Emergency medical products..................................    9,901      16.8%
                                                              -------     -----
Total.......................................................  $59,103     100.0%
                                                              =======     =====

                                                                   YEAR ENDED
                                                                 JUNE 30, 2003
                                                              --------------------
                                                                NET     % OF TOTAL
                                                               SALES    NET SALES
                                                              -------   ----------
Respiratory care products...................................  $16,385      26.9%
Medical gas equipment.......................................   34,497      56.7%
Emergency medical products..................................    9,981      16.4%
                                                              -------     -----
Total.......................................................  $60,863     100.0%
                                                              =======     =====

                                                                   YEAR ENDED
                                                                 JUNE 30, 2002
                                                              --------------------
                                                                NET     % OF TOTAL
                                                               SALES    NET SALES
                                                              -------   ----------
Respiratory care products...................................  $16,855      27.9%
Medical gas equipment.......................................   33,401      55.3%
Emergency medical products..................................   10,159      16.8%
                                                              -------     -----
Total.......................................................  $60,415     100.0%
                                                              =======     =====

     The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by the various income and expense categories reflected in the Company's consolidated statement of operations.

                                                               YEAR ENDED JUNE 30,
                                                              ---------------------
                                                              2004    2003    2002
                                                              -----   -----   -----
Net sales...................................................  100.0%  100.0%  100.0%
Cost of sales...............................................   72.3    76.9    82.8
                                                              -----   -----   -----
Gross profit................................................   27.7    23.1    17.2
Selling, general and administrative expenses................   21.4    22.3    21.1
Impairment of goodwill......................................     --      --    15.9
                                                              -----   -----   -----
Income (loss) from operations...............................    6.3     0.8   (19.8)
Interest expense............................................    1.0     1.4     1.7
Other, net..................................................    0.0     0.0     0.0
                                                              -----   -----   -----
Income (loss) before provision (benefit) for income taxes...    5.3    (0.6)  (21.5)
Provision (benefit) for income taxes........................    2.1    (0.3)   (2.1)
                                                              -----   -----   -----
Net income (loss)...........................................    3.2%   (0.3)% (19.4)%
                                                              =====   =====   =====

  FISCAL 2004 COMPARED TO FISCAL 2003

     Net sales for fiscal 2004 of $59.1 million were $1.8 million, or 3.0% less than net sales of $60.9 million in fiscal 2003. Domestically, sales decreased by $1.1 million dollars. Domestically, sales increased in all regions of the country except in the Company's Eastern Region. The Company has reorganized its sales organization to better serve that market. Internationally, sales decreased by $0.7 million dollars. International business is dependent upon hospital construction projects, and the development of medical facilities in those regions in which the Company operates. The $0.7 million dollar decrease in international shipments includes a $0.4 million dollar decrease in sales to Latin America, where economic progress has been uneven over the last several years.

     Respiratory care products sales in fiscal 2004 of $15.7 million were $0.7 million, or 4.3% less than sales of $16.4 million in the prior year. This decrease is attributable to a decline in the sales of the Company's B&F line of homecare products. The Company has not been able to regain market share lost from delivery problems in prior years. These delivery problems are now rectified, and the Company continues to pursue this market.

     Medical gas equipment sales of $33.5 million in fiscal 2004 were $1.0 million, or 2.9% less than prior year levels of $34.5 million. Of this decrease $0.4 million came from a decrease in international business. As discussed above, International business is dependent upon hospital construction projects and the development of medical facilities in those regions in which the Company operates. Domestic sales of Medical gas equipment decreased by $0.6 million, or 2.1%.

     Emergency medical product sales in fiscal 2004 of $9.9 million were $0.1 million or 1.0% less than fiscal 2003 sales of $10.0 million. International sales of Emergency medical products declined by $0.2 million, while domestic sales increased by $0.1 million.

     International sales, which are included in the product lines discussed above, decreased $0.7 million, or 6.6%, to $9.9 million in fiscal 2004 compared to sales of $10.6 million in fiscal 2003. As discussed above, the Company's international shipments are dependent on hospital construction projects and the expansion of medical care in those regions. In fiscal 2004, international shipments of medical gas equipment decreased by $0.4 million dollars. In addition, sales of Respiratory care products decreased by $0.1 million dollars, and Emergency medical products decreased by $0.2 million dollars.

     Gross profit in fiscal 2004 was $16.4 million, or 27.7% of sales, compared to a gross profit of $14.1 million, or 23.1% of sales in fiscal 2003. In fiscal 2004 the Company continued to improve production efficiency and automation. The Company invested $3.7 million in capital expenditures during fiscal 2002, $0.5 million in fiscal 2003, and $0.6 million in fiscal 2004 for manufacturing equipment, which continues to decrease production costs and improve efficiencies for several product lines. In addition, gross profit improved $0.2 million as a result of a distribution representing the Company's membership interest in the liquidation of the General American Mutual Holding Company, the Company's health care benefit provider. These savings were partially offset by an approximately $0.2 million increase in Worker's Compensation insurance, and the decreases to gross margins attributable to lower sales volumes.

     Selling, General, and Administrative ("SG&A") expenses for fiscal 2004 were $12.7 million, a decrease of $0.9 million over SG&A expenses of $13.6 million in fiscal 2003. This decrease is the result of two main factors. On July 28th, 2003 the Company announced an immediate workforce reduction of 14 positions from its managerial and administrative staff. SG&A expenses decreased $0.8 million during fiscal 2004 primarily from this staff reduction. The Company's SG&A expenses decreased by $0.3 million as a result of a decrease in the cost of property and casualty insurance. These decreases were partially offset by increases in other SG&A expenses, including a $0.1 million increase in bad debt expense.

     Interest expense decreased by $0.2 million, or 25.0%, to $0.6 million in fiscal 2004 from $0.8 million in fiscal 2003. Interest expense has been reduced due to reductions in debt.

     The Company had income of $3.1 million before taxes for fiscal 2004, compared to a loss of $0.4 million before taxes for fiscal 2003. The Company recorded an income tax provision of $1.3 million in fiscal 2004, compared to tax benefit of $0.2 million in fiscal 2003.

     Net income in fiscal 2004 was $1.9 million or $0.24 per basic and $0.23 per diluted earnings per share, an increase of $2.1 million from net loss of $0.2 million, or $0.02 per basic and diluted earnings per share in fiscal 2003. In 2004, the weighted number of shares used in the calculation of basic earnings per share was 7,816,416 and the weighted number of shares used in the calculation of diluted earnings per share was 7,984,761. In 2003, the weighted number of shares used in the calculation of basic and diluted earnings per share was 7,813,932.

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

     Net loss in fiscal 2003 was $0.2 million, or $0.02 per basic and diluted earnings per share, a decrease of $11.5 million from net loss of $11.7 million, or $1.50 per basic and diluted earnings per share in fiscal 2002. The weighted number of shares used in the calculation of the basic and diluted earnings per share was 7,813,932 in fiscal 2003 and 7,809,266 in fiscal 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth selected information concerning Allied's financial condition at June 30:

DOLLARS IN THOUSANDS                                       2004      2003      2002
--------------------                                      -------   -------   -------
Cash & cash equivalents.................................  $     8   $    12   $     1
Working Capital.........................................  $10,992   $ 9,445   $ 9,371
Total Debt..............................................  $ 3,612   $10,022   $12,121
Current Ratio...........................................   2.36:1    1.84:1    1.67:1

     The Company's working capital was $11.0 million at June 30, 2004 compared to $9.5 million at June 30, 2003. Inventory declined by $1.2 million as a result of the Company's inventory reduction programs. Accounts receivable decreased to $7.7 million at June 30, 2004, down $0.1 million from $7.8 million at June 30, 2003. This decrease in accounts receivable is a result of improvements in collection performance and a decrease in sales. Accounts receivable as measured in days sales outstanding ("DSO") decreased to 46 DSO from 48 DSO the prior year. Income taxes receivable was reduced by $0.3 million as the Company received a federal tax refund resulting from the carry back of prior year losses. Accounts payable increased by $0.9 million during fiscal 2004, as a result of decreased purchases during the fourth quarter of fiscal 2003, from the Company's inventory reduction programs. These reductions in working capital were offset by a reduction in the current portion of long-term debt. The current portion of long-term debt decreased by $4.2 million reflecting the reduction in the Company's revolver debt.

     The Company's working capital was $9.5 million at June 30, 2003 compared to $9.4 million at June 30, 2002. Inventory declined by $0.9 million as a result of the Company's inventory reduction programs. Accounts receivable decreased to $7.8 million at June 30, 2003, down $1.0 million from $8.8 million at June 30, 2002. This decrease in accounts receivable is a result of improvements in collection performance. Accounts receivable as measured in days sales outstanding ("DSO") decreased to 48 DSO from 51 DSO at June 30, 2002. Income taxes receivable was reduced by $0.4 million as the Company received a federal tax refund resulting from the carry back of the fiscal 2002 loss of $0.8 million which was offset by the $0.4 million receivable established for the carry back of the fiscal 2003 loss. The current deferred income tax asset was reduced by $0.7 million and the current deferred tax liability was increased by $0.4 million. The net change in current deferred income taxes, $1.1 million, is a result of the disposal of slow-moving and obsolete inventory during fiscal 2003 which had been reserved during fiscal 2002. The disposal of inventory generated net operating loss carry forwards which are presented as long-term deferred tax assets at June 30, 2003. Accrued liabilities decreased by $0.3 million, reflecting the timing of customer orders and payments. The working capital reductions are partially offset by the following changes in working capital during fiscal 2003. Accounts payable decreased by $1.2 million during fiscal 2003, as a result of decreased purchases during the fourth quarter of the fiscal year from the Company's inventory reduction programs. The current portion of long-term debt decreased by $2.6 million reflecting the reduction in the Company's revolver debt.

     The net decrease in cash for the fiscal year ended June 30, 2004 was $3,760. The net increase in cash for the fiscal year ended June 30, 2003 was $11,216. The net decrease in cash for the fiscal year ended June 30, 2002 was $19,565. Net cash provided by operating activities was $7.0 million, $2.6 million, and $3.8 million for the same periods.

     Cash flows provided by operating activities for the fiscal year ended June 30, 2004 consisted of a net income of $1.9 million, supplemented by $1.3 million in non-cash charges to operations for amortization and depreciation. Changes in working capital and deferred tax accounts favorably impacted cash flow from operations by $3.8 million. Cash flow was used to reduce debt and capital lease obligations by $6.4 million and make capital expenditures of $0.6 million.

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

     At June 30, 2004 the Company had aggregate indebtedness, including capital lease obligations, of $3.6 million, including $1.2 million of short-term debt and $2.4 million of long-term debt. At June 30, 2003 the Company had aggregate indebtedness including capital lease obligations of $10.0 million, $7.9 million of short-term debt and $2.1 million of long-term debt.

     On April 24, 2002, the Company entered into a credit facility arrangement with LaSalle Bank National Association (the "Bank"), which was subsequently amended on September 26, 2002. The credit facility provided for total borrowings up to $19.0 million; consisting of up to $15.0 million through a revolving credit facility and up to $4.0 million under a term loan. The entire credit facility accrued interest at prime plus 0.75%. The term loan may be drawn against for capital expenditures during the first six months of the term of the credit facility. Repayment of the term loan began on October 24, 2002, with principal and interest due in equal monthly installments over five years (subject to payment in full at the maturity of the credit facility if that facility is not renewed or extended). The credit facility is collateralized by substantially all of the assets of the Company. The original maturity date of the new facility was April 24, 2005. The credit facility was further amended on September 26, 2003 and August 25, 2004, as described below.

     The revolving credit facility provided for a borrowing base of 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $7.0 million, subject to reserves as established by the Bank. At June 30, 2004, $8.0 million was available under the revolving credit facility for additional borrowings. The credit facility calls for a 0.25% commitment fee payable quarterly based on the average daily unused portion of the revolving credit facility. The revolving credit facility also provides for a commitment guaranty of up to $5.0 million for letters of credit and requires a per annum fee of 2.50% on outstanding letters of credit. At June 30, 2004 and 2003, the Company had no letters of credit outstanding. Any outstanding letters of credit decreases the amount available for borrowing under the revolving credit facility. The weighted average interest rate on the revolving credit facility was 4.95% and 4.82% for the years ended June 30, 2004 and 2003, respectively.

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

     The credit facility requires lockbox arrangement, which provide for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material

Adverse Effect (MAE) clause in the credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's Emerging Issues Task Force Issue 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year. Additionally, the Bank has not notified the Company of any indication of a MAE at June 30, 2004.

     The Company was in compliance with all of the financial covenants associated with its credit facility at June 30, 2004. On August 27, 2004, the Bank and the Company agreed to a further amendment of the credit facility (the amended credit facility). In conjunction with these amendments to the Company's credit facility, the Bank extended the maturity on the Company's term loan on real estate, the Company's revolving credit facility, and term loan on capital expenditures from April 24, 2005 to April 24, 2007. The entire credit facility was amended to accrue interest at the Bank's prime rate. The Prime rate was 4.5% on August 27, 2004. The interest rate on Prime rate loans may increase from Prime to Prime plus 0.75% if the ratio of the Company's funded debt to EBITDA exceeds 1.5. The amended credit facility also provides the Company with a rate of LIBOR plus 2.25%, at the Company's option. The optional LIBOR rate may increase from LIBOR plus 2.25% to LIBOR plus 3.00% based on the Company's fixed charge coverage ratio. The 90-day LIBOR rate was 1.79% at August 27, 2004. Amortization on the real estate term loan shall continue on a five-year schedule with equal monthly payments of $49,685. Amortization on the capital expenditure term loan shall continue on a five-year schedule with equal monthly payments of $50,772.

     The following table summarizes the Company's cash obligations at June 30, 2004:

                                                          PAYMENT DUE BY PERIOD
                                                   ------------------------------------
                                                                LESS THAN
CONTRACTUAL OBLIGATIONS                              TOTAL        1 YEAR     1-3 YEARS
-----------------------                            ----------   ----------   ----------
Long-Term Debt...................................  $3,611,560   $1,205,484   $2,406,076(1)
Capital Lease Obligations........................          --           --           --
Operating Leases.................................     542,165      235,407      306,758
Unconditional Purchase Obligations...............          --           --           --
Other Long-Term Obligations......................          --           --           --
                                                   ----------   ----------   ----------
Total Contractual Cash Obligations...............  $4,153,725   $1,440,891   $2,712,834
                                                   ==========   ==========   ==========

---------------

(1) Assumes the Company's revolving credit agreement currently classified as a current liability subject to the provisions of EITF 95-22 will be paid at maturity.

     Capital expenditures, net of capital leases, were $0.6 million, $0.5 million and $3.7 million in fiscal 2004, 2003, and 2002, respectively. The Company believes that cash flows from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures of $1.2 million in 2005. Cash flows from operations may be negatively impacted by decreases in sales, market conditions, and adverse changes in working capital.

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

     The following table sets forth selected operating results for the eight quarters ended June 30, 2004. The information for each of these quarters is unaudited, but includes all normal recurring adjustments which the Company considers necessary for a fair presentation thereof. These operating results, however, are not necessarily indicative of results for any future period. Further, operating results may fluctuate as a result of the timing of orders, the Company's product and customer mix, the introduction of new products by the Company and its competitors, and overall trends in the health care industry and the economy. While these patterns have an impact on the Company's quarterly operations, the Company is unable to predict the extent of this impact in any particular period.

                                                               THREE MONTHS ENDED,
                            -----------------------------------------------------------------------------------------
                            JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,
                              2004       2004        2003       2003        2003       2003        2002       2002
                            --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                   DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
Net sales.................  $15,261     $14,957    $15,077     $13,808    $14,327     $16,443    $14,852     $15,241
Gross profit..............    4,638       4,212      4,108       3,397      3,244       4,241      3,385       3,184
Income (loss) from
  operations..............    1,547        1157        774         217       (135)        818        (40)       (140)
Net income (loss).........      861         627        384           3       (106)        365       (176)       (240)
Basic earnings (loss) per
  share...................     0.11        0.08       0.05        0.00      (0.01)       0.05      (0.02)      (0.03)
Diluted earnings (loss)
  per share...............     0.10        0.08       0.05        0.00      (0.01)       0.05      (0.02)      (0.03)

     Earnings (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

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

OFF BALANCE SHEET ARRANGEMENTS

     Allied does not have any off balance sheet arrangements.

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

     In January 2003, the FASB released FIN No. 46, "Consolidation of Variable Interest Entities -- an Interpretation of ARB No. 51", which was subsequently revised in December 2003 (collectively referred to as "FIN 46" or the "Interpretation"). The Interpretation, as revised, clarifies issues regarding the consolidation of entities which may have features that make it unclear whether consolidation or equity method accounting is appropriate. FIN 46 is generally effective in 2003. Adoption of FIN 46 had no impact on the Company, as it is not the beneficiary of any variable interest entities.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 2004, the Company had $3.6 million in debt outstanding. This balance represents amounts outstanding under the Company's revolving credit facility of $40,000, the Company's capital expenditure loan for $2.1 million, and the Company's real estate for $1.4 million. The revolving credit facility, capital expenditure and real estate loan bear an interest rate using the commercial bank's "floating reference rate" or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

     The Company had no holdings of derivative financial or commodity instruments at June 30, 2004. Allied Healthcare Products has international sales, however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following described consolidated financial statements of Allied Healthcare Products, Inc. are included in response to this item:

     Reports of Independent Registered Public Accounting Firms.

          Consolidated Statement of Operations for the fiscal years ended June 30, 2004, 2003 and 2002.

          Consolidated Balance Sheet for the fiscal years ended June 30, 2004 and 2003.

          Consolidated Statement of Changes in Stockholders' Equity for the fiscal years ended June 30, 2004, 2003 and 2002.

          Consolidated Statement of Cash Flows for the fiscal years ended June 30, 2004, 2003 and 2002.

     Notes to Consolidated Financial Statements.

          Schedule of Valuation and Qualifying Accounts and Reserves for the years ended June 30, 2004, 2003 and 2002.

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Allied Healthcare Products, Inc.

     We have audited the accompanying consolidated balance sheet of Allied Healthcare Products, Inc. and subsidiaries as of June 30, 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule of valuation and qualifying accounts and reserves for the year ended June 30, 2004. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Healthcare Products, Inc. and subsidiaries as of June 30, 2004 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ RUBIN, BROWN, GORNSTEIN & CO. LLP
---------------------------------------------------------
Rubin, Brown, Gornstein & Co. LLP

Saint Louis, Missouri
August 13, 2004, except for Notes 4 and 14, as to which the date is August 27, 2004

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Allied Healthcare Products, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allied Healthcare Products, Inc. and its subsidiaries at June 30, 2003 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index represents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 of the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002 to conform with Statement of Financial Accounting Standards No. 142.

/s/ PRICEWATERHOUSECOOPERS LLP
St. Louis, Missouri
September 26, 2003

                        ALLIED HEALTHCARE PRODUCTS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 YEAR ENDED JUNE 30,
                                                       ----------------------------------------
                                                          2004          2003           2002
                                                       -----------   -----------   ------------
Net sales............................................  $59,103,313   $60,863,358   $ 60,414,884
Cost of sales........................................   42,748,342    46,809,726     49,998,428
                                                       -----------   -----------   ------------
Gross profit.........................................   16,354,971    14,053,632     10,416,456
Selling, general and administrative expenses.........   12,660,358    13,550,592     12,786,409
Provision for product recall.........................           --            --        (39,567)
Impairment of goodwill...............................           --            --      9,600,000
                                                       -----------   -----------   ------------
Income (loss) from operations........................    3,694,613       503,040    (11,930,386)
                                                       -----------   -----------   ------------
Other expenses:
  Interest expense...................................      550,158       830,838      1,054,092
  Other, net.........................................        8,378        41,135         40,950
                                                       -----------   -----------   ------------
                                                           558,536       871,973      1,095,042
                                                       -----------   -----------   ------------
Income (loss) before provision (benefit) for income
  taxes..............................................    3,136,077      (368,933)   (13,025,428)
Provision (benefit) for income taxes.................    1,261,424      (211,374)    (1,294,420)
                                                       -----------   -----------   ------------
Net income (loss)....................................  $ 1,874,653   $  (157,559)  $(11,731,008)
                                                       ===========   ===========   ============
Basic income (loss) per share:.......................  $      0.24   $     (0.02)  $      (1.50)
Diluted income (loss) per share:.....................  $      0.23   $     (0.02)  $      (1.50)
                                                       ===========   ===========   ============
Weighted average shares outstanding -- Basic.........    7,816,416     7,813,932      7,809,266
                                                       -----------   -----------   ------------
Weighted average shares outstanding -- Diluted.......    7,984,761     7,813,932      7,809,266
                                                       -----------   -----------   ------------

          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                       JUNE 30,
                                                              ---------------------------
                                                                  2004           2003
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $      8,256   $     12,016
  Accounts receivable, net of allowance for doubtful
     accounts of $475,000 and $475,000, respectively........     7,708,969      7,848,977
  Inventories, net..........................................    11,095,171     12,274,972
  Income tax receivable.....................................       130,548        392,259
  Other current assets......................................       127,127        149,995
                                                              ------------   ------------
       Total current assets.................................    19,070,071     20,678,219
                                                              ------------   ------------
  Property, plant and equipment, net........................    11,999,927     12,630,289
  Deferred income taxes.....................................            --        989,710
  Goodwill..................................................    15,979,830     15,979,830
  Other assets, net.........................................        88,867        134,528
                                                              ------------   ------------
       Total assets.........................................  $ 47,138,695   $ 50,412,576
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,125,593   $  2,192,717
  Current portion of long-term debt.........................     1,245,484      5,409,304
  Deferred income taxes.....................................       389,644        412,079
  Other accrued liabilities.................................     3,316,603      3,218,981
                                                              ------------   ------------
       Total current liabilities............................     8,077,324     11,233,081
                                                              ------------   ------------
Deferred income taxes.......................................       242,478             --
                                                              ------------   ------------
Long-term debt..............................................     2,366,076      4,612,320
                                                              ------------   ------------
Commitments and contingencies (Notes 5 and 11)
Stockholders' equity:
  Preferred stock; $0.01 par value; 1,500,000 shares
     authorized; no shares issued and outstanding...........            --             --
  Series A preferred stock; $0.01 par value; 200,000 shares
     authorized; no shares issued and outstanding...........            --             --
  Common stock; $0.01 par value; 30,000,000 shares
     authorized; 7,818,432 and 7,813,932 shares issued and
     outstanding at June 30, 2004 and 2003 respectively.....       101,220        101,175
  Additional paid-in capital................................    47,041,493     47,030,549
  Retained earnings.........................................    10,041,532      8,166,879
  Common stock in treasury, at cost.........................   (20,731,428)   (20,731,428)
                                                              ------------   ------------
       Total stockholders' equity...........................    36,452,817     34,567,175
                                                              ------------   ------------
       Total liabilities and stockholders' equity...........  $ 47,138,695   $ 50,412,576
                                                              ============   ============

          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 ADDITIONAL
                          PREFERRED    COMMON      PAID-IN       RETAINED
                            STOCK      STOCK       CAPITAL       EARNINGS     TREASURY STOCK      TOTAL
                          ---------   --------   -----------   ------------   --------------   ------------
Balance, June 30,
  2001..................    $  --     $101,102   $47,014,621   $ 20,055,446    $(20,731,428)   $ 46,439,741
Issuance of common
  stock.................       --           73        15,928             --              --          16,001
Net loss for the year
  ended June 30, 2002...       --           --            --    (11,731,008)             --     (11,731,008)
                            -----     --------   -----------   ------------    ------------    ------------
Balance, June 30,
  2002..................       --      101,175    47,030,549      8,324,438     (20,731,428)     34,724,734
Net loss for the year
  ended June 30, 2003...       --           --            --       (157,559)             --        (157,559)
                            -----     --------   -----------   ------------    ------------    ------------
Balance, June 30,
  2003..................       --      101,175    47,030,549      8,166,879     (20,731,428)     34,567,175
Issuance of common
  stock.................       --           45        10,944             --              --          10,989
Net income for the year
  ended June 30, 2004...       --           --            --      1,874,653              --       1,874,653
                            -----     --------   -----------   ------------    ------------    ------------
Balance, June 30,
  2004..................    $  --     $101,220   $47,041,493   $ 10,041,532    $(20,731,428)   $ 36,452,817
                            =====     ========   ===========   ============    ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                YEAR ENDED JUNE 30,
                                                     ------------------------------------------
                                                         2004           2003           2002
                                                     ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss)................................  $  1,874,653   $   (157,559)  $(11,731,008)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization...............     1,306,571      1,168,326      1,389,254
       Impairment of goodwill......................            --             --      9,600,000
       Provision for product recall................            --             --        (39,567)
       Deferred income taxes.......................     1,209,753        268,771       (279,941)
       Changes in operating assets and liabilities:
          Accounts receivable, net.................       140,008        939,043      2,871,037
          Inventories, net.........................     1,179,801        925,949      3,878,112
          Income tax receivable....................       261,711        353,636       (745,895)
          Other current assets.....................        22,868         13,515        129,086
          Accounts payable.........................       932,876     (1,234,085)      (416,290)
          Accrual for product recall...............            --             --       (106,614)
          Other accrued liabilities................        97,622        357,008       (717,875)
                                                     ------------   ------------   ------------
     Net cash provided by operating activities.....     7,025,863      2,634,604      3,830,299
                                                     ------------   ------------   ------------
Cash flows from investing activities:
  Capital expenditures.............................      (630,548)      (524,450)    (3,698,060)
                                                     ------------   ------------   ------------
     Net cash used in investing activities.........      (630,548)      (524,450)    (3,698,060)
                                                     ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt.........            --      1,799,966      1,246,325
  Proceeds from issuance of common stock...........        10,989             --         16,001
  Payment of long-term debt........................    (2,246,236)      (763,104)      (415,440)
  Payment of capital lease obligations.............            --       (192,425)      (552,146)
  Borrowings under revolving credit agreements.....    57,628,047     63,069,229     64,209,225
  Payments under revolving credit agreements.......   (61,791,875)   (66,012,604)   (64,555,527)
  Debt issuance costs..............................            --             --       (100,242)
                                                     ------------   ------------   ------------
     Net cash used in financing activities.........    (6,399,075)    (2,098,938)      (151,804)
                                                     ------------   ------------   ------------
Net increase (decrease) in cash and equivalents....        (3,760)        11,216        (19,565)
Cash and equivalents at beginning of year..........        12,016            800         20,365
                                                     ------------   ------------   ------------
Cash and equivalents at end of year................  $      8,256   $     12,016   $        800
                                                     ============   ============   ============
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest......................................  $    566,571   $    830,228   $  1,116,711
     Income taxes..................................  $    138,581   $      9,375   $    658,780

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

  CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. Book cash overdrafts on the Company's disbursement accounts totaling $639,403 and $523,955 at June 30, 2004 and 2003, respectively, are included in accounts payable.

  FOREIGN CURRENCY TRANSACTIONS

     Allied has international sales which are denominated in U.S. dollars, the functional currency for these transactions.

                        ALLIED HEALTHCARE PRODUCTS, INC.

  ACCOUNTS RECEIVABLE AND CONCENTRATIONS OF CREDIT RISK

     Accounts receivable are recorded at the invoiced amount. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses based on past experience and an analysis of current amounts due, and historically such losses have been within management's expectations. The Company's customers can be grouped into three main categories: medical equipment distributors, construction contractors and health care institutions. At June 30, 2004 the Company believes that it has no significant concentration of credit risk.

  INVENTORIES

     Inventories are stated at the lower of cost, determined using the last-in, first-out ("LIFO") method, or market. If the first-in, first-out method (which approximates replacement cost) had been used in determining cost, inventories would have been $1,087,952 and $421,902 higher at June 30, 2004 and 2003, respectively. Changes in the LIFO reserve are included in cost of sales. Cost of sales were reduced by $319,742 and $270,226 in fiscal 2004 and 2003, respectively, as a result of LIFO liquidations. Costs in inventory include raw materials, direct labor and manufacturing overhead.

     Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two year's usage on hand. The reserve for obsolete and excess inventory was $1,742,490 and $2,324,258 at June 30, 2004 and 2003, respectively.

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

  GOODWILL

     At June 30, 2004 and 2003, the Company has goodwill of $15,979,830, resulting from the excess of the purchase price over the fair value of net assets acquired in business combinations. During fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which establishes new accounting and reporting standards for purchase business combinations and goodwill. As provided by SFAS No. 142, the Company ceased amortizing goodwill on July 1, 2001. During the first half of fiscal 2002, the Company performed the transitional impairment analysis of its goodwill as of the implementation date, following which the Company concluded that there was no impairment of goodwill at July 1, 2001. The Company completed the required initial annual impairment review of its goodwill at June 30, 2002, which due to declining sales and profitability, resulted in a goodwill impairment loss of $9,600,000.

     The Company conducts a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below it's carrying value. The annual impairment test did not indicate a further impairment of goodwill at June 30, 2004 or June 30, 2003.

                        ALLIED HEALTHCARE PRODUCTS, INC.

     The results of these annual impairment reviews are highly dependent on management's projection of future results of the Company and there can be no assurance that at the time such future reviews are completed a material impairment charge will not be recorded.

  OTHER ASSETS

     Other assets are primarily comprised of debt issuance costs. These costs are amortized using the effective interest rate method over the life of the related obligations.

  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates impairment of long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS No. 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss will be recognized. No impairment losses of long-lived assets or identifiable intangibles were recorded by the Company for fiscal years ended June 30, 2004 and 2003.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash, accounts receivable, accounts payable and debt. The carrying amounts for cash, accounts receivable and accounts payable approximate their fair value due to the short maturity of these instruments. The carrying amount of long-term debt approximates fair value due to the notes bearing interest at a variable rate.

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

  RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses for the years ended June 30, 2004, 2003 and 2002 were $627,822, $577,278 and
$622,793, respectively.

  EARNINGS PER SHARE

     Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are based on the sum of the weighted averaged number of shares of common stock and common stock equivalents outstanding during the year. The weighted average number of basic shares outstanding for the years ended June 30, 2004, 2003 and 2002 was 7,816,416, 7,813,932, and 7,809,266 shares, respectively. The weighted average number of diluted shares outstanding for the years ended June 30, 2004, 2003 and 2002 was 7,984,761, 7,813,932, and 7,809,266 shares, respectively. The dilutive effect of Company's employee and director stock option plans are determined by use of the treasury stock method. Employee and director stock option plans are not included as common stock

                        ALLIED HEALTHCARE PRODUCTS, INC.

equivalents for earnings per share purposes in fiscal 2003 and 2002 as the impact on the number of shares outstanding would have been anti-dilutive.

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

     SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") prescribes the recognition of compensation expense based on the fair value of options or stock awards determined on the date of grant. Companies that elect to account for stock-based compensation plans in accordance with APB 25 are required to make certain pro forma disclosures as if the fair value method had been utilized. The fair value of options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes multiple option-pricing model. For options granted during the fiscal years ended June 30, 2004, 2003 and 2002, the assumptions utilized in the Black-Scholes multiple option-pricing model included an expected option life of 10 years, risk-free interest rates ranging from 2.43% to 5.95%, volatility ranging from 46% to 49% and no dividend yield. The following table shows stock-based compensation expense included in net income and pro forma stock-based compensation expense, net income/(loss) and earnings per share had the Company elected to record compensation expense based on the fair value of options at the grant date for the fiscal years ended June 30, 2004, 2003, and 2002:

                                                            2004     2003      2002
                                                           ------   ------   --------
                                                             (IN THOUSANDS, EXCEPT
                                                                PER SHARE DATA)
Stock-based compensation
  As reported............................................  $   --   $   --   $     --
  Pro forma..............................................      65      157        194
Net income (loss)
  As reported............................................  $1,875   $ (158)  $(11,731)
  Pro forma..............................................   1,810     (315)   (11,925)
Basic earnings (loss) per share
  As reported............................................  $ 0.24   $(0.02)  $  (1.50)
  Pro forma..............................................  $ 0.23   $(0.04)  $  (1.53)
Diluted earnings (loss) per share
  As reported............................................  $ 0.23   $(0.02)  $  (1.50)
  Pro forma..............................................  $ 0.23   $(0.04)  $  (1.53)

  NEW ACCOUNTING STANDARDS

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business. SFAS 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new

                        ALLIED HEALTHCARE PRODUCTS, INC.

rules change the criteria to be met to classify an asset as held-for-sale. The new rules also broaden the criteria regarding classification of a discontinued operation. The Company adopted the provisions of SFAS 144 effective July 1, 2002. Adoption of SFAS 144 did not have a material impact on the Company's results of operations, financial position or cash flows.

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

     In January 2003, the FASB released FIN No. 46, "Consolidation of Variable Interest Entities -- an Interpretation of ARB No. 51", which was subsequently revised in December 2003 (collectively referred to as "FIN 46" or the "Interpretation"). The Interpretation, as revised, clarifies issues regarding the consolidation of entities which may have features that make it unclear whether consolidation or equity method accounting is appropriate. FIN 46 is generally effective in 2003. Adoption of FIN 46 had no impact on the Company, as it is not the beneficiary of any variable interest entities.

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

     The Company completed its initial annual goodwill impairment test during the fourth quarter of the fiscal year ended June 30, 2002. Due to operating inefficiencies, a general slow down in orders, and delivery issues, which led to a drop in market share, operating profits and cash flows were lower than expected during fiscal 2002. Based on that trend, management revised its earnings forecast for fiscal 2003. During the fourth quarter of the fiscal year ended June 30, 2002, the Company recognized a goodwill impairment loss of $9,600,000. The annual impairment test did not indicate a further impairment of goodwill at June 30, 2003 or June 30, 2004. The fair value of the Company was estimated using a discounted cash flow approach incorporating its most recent business plan forecasts in the performance of its annual analysis of goodwill impairment.

4.   FINANCING

     Long-term debt consisted of the following at June 30:

                                                                 2004          2003
                                                              -----------   -----------
UNSUBORDINATED DEBT
Notes payable to bank or other financial lending
  institution:
Term loan on real estate -- principal of $49,685 due monthly
  with remaining balance due April 24, 2007.................  $ 1,439,156   $ 3,076,135
Revolving credit facility -- aggregate revolving commitment
  of $15,000,000; principal due at maturity on April 24,
  2007......................................................       40,000     4,203,828
Term loan on capital expenditures -- principal of $50,772
  due monthly with remaining balance due on April 24,
  2007......................................................    2,132,404     2,741,661
                                                              -----------   -----------
                                                                3,611,560    10,021,624
                                                              -----------   -----------
Less -- Current portion of long-term debt...................  $(1,245,484)  $(5,409,304)
                                                              -----------   -----------
                                                              $ 2,366,076   $ 4,612,320
                                                              ===========   ===========

     On April 24, 2002, the Company entered into a credit facility arrangement with LaSalle Bank National Association (the "Bank"), which was subsequently amended on September 26, 2002. The credit facility provided for total borrowings up to $19.0 million; consisting of up to $15.0 million through a revolving credit facility and up to $4.0 million under a term loan. The entire credit facility accrued interest at prime plus 0.75%. The term loan may be drawn against for capital expenditures during the first six months of the term of the credit facility. Repayment of the term loan began on October 24, 2002, with principal and interest due in equal monthly installments over five years (subject to payment in full at the maturity of the credit facility if that facility is not renewed or extended). The credit facility is collateralized by substantially all of the assets of the Company. The original maturity date of the new facility was April 24, 2005. The credit facility was further amended on September 26, 2003 and August 27, 2004, as described below.

     The revolving credit facility provided for a borrowing base of 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $7.0 million, subject to reserves as established by the Bank. At June 30,

                        ALLIED HEALTHCARE PRODUCTS, INC.

2004, $8.0 million was available under the revolving credit facility for additional borrowings. The credit facility calls for a 0.25% commitment fee payable quarterly based on the average daily unused portion of the revolving credit facility. The revolving credit facility also provides for a commitment guaranty of up to $5.0 million for letters of credit and requires a per annum fee of 2.50% on outstanding letters of credit. At June 30, 2004 and 2003, the Company had no letters of credit outstanding. Any outstanding letters of credit decreases the amount available for borrowing under the revolving credit facility. The weighted average interest rate on the revolving credit facility was 4.95% and 4.82% for the years ended June 30, 2004 and 2003, respectively.

     Under the terms of the amended credit facility, the Company is required to be in compliance with certain financial covenants pertaining to stockholders' equity, capital expenditures and net income. At June 30, 2003, the Company was in violation of its EBITDA (net income after taxes, plus interest expense, income tax expense, and depreciation and amortization) covenant which was waived by the bank in a letter dated on September 26, 2003. On September 26, 2003, the Bank further amended the Company's credit facility (the amended credit facility). The Bank amended various financial covenants in conjunction with the amended credit facility including a reduction in the required fixed coverage charge ratio and the elimination of the EBITDA covenant. The Bank amended the borrowing base to include 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $7.0 million, subject to reserves as established by the Bank. In addition, the outstanding loans under the amended credit facility will bear interest at an annual interest rate of 1.00% plus the Bank's prime rate. In conjunction with these amendments to the Company's credit facility, the Bank extended the maturity on the Company's term loan on real estate from August 1, 2003 to April 24, 2005. Amortization on the real estate term loan shall continue on a five-year schedule with equal monthly payments of $49,685. The real estate term loan will bear interest at an annual interest rate of 1.00% plus the Bank's prime rate. The Company also received a waiver from the Bank for its covenant violations pertaining to its EBITDA covenant, which the Company was in default of on June 30, 2003. Additionally, the terms of the new credit facility restrict the Company from the payment of dividends on any class of its stock.

     The credit facility requires a lockbox arrangement, which provide for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's Emerging Issues Task Force Issue 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year. Additionally, the Bank has not notified the Company of any indication of a MAE at June 30, 2004.

     The Company was in compliance with all of the financial covenants associated with its credit facility at June 30, 2004. On August 27, 2004, the Bank and the Company agreed to a further amendment of the credit facility (the amended credit facility). In conjunction with these amendments to the Company's credit facility, the Bank extended the maturity on the Company's term loan on real estate, the Company's revolving credit facility, and term loan on capital expenditures from April 24, 2005 to April 24, 2007. The entire credit facility was amended to accrue interest at the Bank's prime rate. The Prime rate was 4.5% on August 27, 2004. The interest rate on Prime rate loans may increase from Prime to Prime plus 0.75% if the ratio of the Company's funded debt to EBITDA exceeds 1.5. The amended credit facility also provides the Company with a rate of LIBOR plus 2.25%, at the Company's option. The optional LIBOR rate may increase from LIBOR plus 2.25% to LIBOR plus 3.00% based on the Company's fixed charge coverage ratio. The 90-day LIBOR rate

                        ALLIED HEALTHCARE PRODUCTS, INC.

was 1.79% at August 27, 2004. Amortization on the real estate term loan shall continue on a five-year schedule with equal monthly payments of $49,685. Amortization on the capital expenditure term loan shall continue on a five-year schedule with equal monthly payments of $50,772.

     Aggregate maturities of long-term debt, reflecting the amendments made on August 27, 2004, for each of the two fiscal years subsequent to June 30, 2004 are as follows, assuming that the Company's bank does not claim a MAE with respect to the revolving credit facility. While the revolving credit facility is classified as a current liability, it is not expected to mature until 2007.

FISCAL                              REVOLVING      REAL ESTATE   CAPITAL EXPENDITURE
YEAR                             CREDIT FACILITY    TERM LOAN         TERM LOAN          TOTAL
------                           ---------------   -----------   -------------------   ----------
2005...........................      $    --       $  596,220        $  609,264        $1,205,484
2006...........................           --          596,220           609,264         1,205,484
2007...........................       40,000          246,716           913,876         1,200,592
                                     -------       ----------        ----------        ----------
                                     $40,000       $1,439,156        $2,132,404        $3,611,560
                                     =======       ==========        ==========        ==========

5.   LEASE COMMITMENTS

     The Company leases certain of its equipment under non-cancelable operating lease agreements. Minimum lease payments under operating leases at June 30, 2004 are as follows:

                                                              OPERATING
FISCAL YEAR                                                    LEASES
-----------                                                   ---------
2005........................................................  $235,407
2006........................................................   181,761
2007........................................................   119,088
2008........................................................     5,909
                                                              --------
Total minimum lease payments................................  $542,165
                                                              ========

     Rental expense incurred on operating leases in fiscal 2004, 2003, and 2002 totaled $397,702, $378,665 and $489,154 respectively.

6.   INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                     2004        2003         2002
                                                  ----------   ---------   -----------
Current:
  Federal.......................................  $   51,671   $(480,145)  $(1,014,479)
  State.........................................          --          --            --
                                                  ----------   ---------   -----------
  Total current.................................      51,671    (480,145)   (1,014,479)
                                                  ----------   ---------   -----------
Deferred:
  Federal.......................................     902,186     310,145      (124,267)
  State.........................................     307,567     (41,374)     (155,674)
                                                  ----------   ---------   -----------
  Total deferred................................   1,209,753     268,771      (279,941)
                                                  ----------   ---------   -----------
                                                  $1,261,424   $(211,374)  $(1,294,420)
                                                  ==========   =========   ===========

                        ALLIED HEALTHCARE PRODUCTS, INC.

     Income taxes were 40.2%, 57.3%, and 9.9% of pre-tax earnings (losses) in 2004, 2003, and 2002, respectively. A reconciliation of income taxes, with the amounts computed at the statutory federal rate is as follows:

                                                     2004        2003         2002
                                                  ----------   ---------   -----------
Computed tax at federal statutory rate..........  $1,066,266   $(125,437)  $(4,428,646)
State income taxes, net of federal tax
  benefit.......................................     125,355     (78,072)      (88,959)
Non deductible goodwill.........................          --          --     3,264,000
Other, net......................................      69,803      (7,865)      (40,815)
                                                  ----------   ---------   -----------
Total...........................................  $1,261,424   $(211,374)  $(1,294,420)
                                                  ==========   =========   ===========

     The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of June 30, 2004 and 2003 are as follows:

                                                 2004                          2003
                                      ---------------------------   ---------------------------
                                      DEFERRED TAX   DEFERRED TAX   DEFERRED TAX   DEFERRED TAX
                                         ASSETS      LIABILITIES       ASSETS      LIABILITIES
                                      ------------   ------------   ------------   ------------
Current:
  Bad debts.........................    $190,000      $       --     $  185,250     $       --
  Accrued liabilities...............     428,582              --        331,469             --
  Inventory.........................          --       1,059,896             --        928,798
  Other property basis..............      51,670              --             --             --
                                        --------      ----------     ----------     ----------
                                         670,252       1,059,896        516,719        928,798
                                        --------      ----------     ----------     ----------
Non Current:
  Depreciation......................          --         464,751             --         51,927
  Other property basis..............          --          83,041             --        103,041
  Intangible assets.................      74,416              --         89,293             --
  Net operating loss carryforward...     230,181              --      1,132,820             --
  Other.............................         717              --             --         77,435
                                        --------      ----------     ----------     ----------
                                         305,314         547,792      1,222,113        232,403
                                        --------      ----------     ----------     ----------
Total deferred taxes................    $975,566      $1,607,688     $1,738,832     $1,161,201
                                        ========      ==========     ==========     ==========

7.   RETIREMENT PLAN

     The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code to certain eligible salaried employees. Each employee may elect to enter a written salary deferral agreement under which a portion of such employee's pre-tax earnings may be contributed to the plan.

     During the fiscal years ended June 30, 2004, 2003 and 2002, the Company made contributions of $233,288, $254,673, and $252,997, respectively.

8.   STOCKHOLDERS' EQUITY

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

                        ALLIED HEALTHCARE PRODUCTS, INC.

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

     A summary of stock option transactions in 2004, 2003 and 2002, respectively, pursuant to the Employee Plans and the Directors Plans is as follows:

                                                          WEIGHTED AVERAGE   SHARES SUBJECT
                                                               PRICE           TO OPTION
                                                          ----------------   --------------
June 30, 2001...........................................       $3.50            795,400
  Options Granted.......................................        3.40             35,500
  Options Exercised.....................................        2.21             (7,250)
  Options Canceled......................................        6.43            (27,350)
                                                                                -------
June 30, 2002...........................................       $3.41            796,300
                                                                                -------
Exercisable at June 30, 2002............................                        525,675
                                                                                =======
June 30, 2002...........................................       $3.41            796,300
  Options Granted.......................................        2.66             65,500
  Options Exercised.....................................          --                 --
  Options Canceled......................................        7.11            (90,700)
                                                                                -------
June 30, 2003...........................................       $2.91            771,100
                                                                                -------
Exercisable at June 30, 2003............................                        630,475
                                                                                =======
June 30, 2003...........................................       $2.91            771,100
  Options Granted.......................................        4.58             15,500
  Options Exercised.....................................        2.44             (4,500)
  Options Canceled......................................       13.06            (18,850)
                                                                                -------
June 30, 2004...........................................       $2.70            763,250
                                                                                -------
Exercisable at June 30, 2004............................                        680,250
                                                                                =======

                        ALLIED HEALTHCARE PRODUCTS, INC.

     The following table provides additional information for options outstanding and exercisable at June 30, 2004.

  OPTIONS OUTSTANDING

                                                        WEIGHTED AVERAGE   WEIGHTED AVERAGE
RANGE OF PRICES                               NUMBER     REMAINING LIFE     EXERCISE PRICE
---------------                               -------   ----------------   ----------------
$1.00-1.99..................................   11,750      4.8 years            $ 1.88
2.00........................................  542,000      5.2 years              2.00
2.01-6.99...................................  164,000      7.6 years              3.31
7.00-7.99...................................   38,000      3.3 years              7.35
8.00-18.50..................................    7,500      0.9 years             17.17
                                              -------
$1.00-18.50.................................  763,250      5.6 years            $ 2.70

  OPTIONS EXERCISABLE

                                                        WEIGHTED AVERAGE
RANGE OF PRICES                               NUMBER     EXERCISE PRICE
---------------                               -------   ----------------
$1.00-1.99..................................   11,750        $ 1.88
2.00........................................  542,000          2.00
2.01-6.99...................................   81,000          3.42
7.00-7.99...................................   38,000          7.35
8.00-18.50..................................    7,500         17.17
                                              -------
$1.00-18.50.................................  680,250        $ 2.63

     See Note 2 for discussion of accounting for stock awards, and related fair value and pro forma income disclosures.

  STOCKHOLDER RIGHTS PLAN

     The Board of Directors adopted a Stockholder Rights Plan in 1996 that would permit stockholders to purchase common stock at prices substantially below market value under certain change-in-control scenarios. At June 30, 2004, no common stock has been purchased under this plan.

9.   EXPORT SALES

     Export sales for the years ended June 30, 2004, 2003, and 2002 are approximately as follows (in thousands):

                                                             2004     2003      2002
                                                            ------   -------   ------
Europe....................................................  $1,200   $ 1,200   $1,400
Canada....................................................   1,300     1,100    1,300
Latin America.............................................   3,200     3,600    2,900
Middle East...............................................     800       800    1,100
Far East..................................................   2,700     2,900    2,300
Other.....................................................     700       900      800
                                                            ------   -------   ------
                                                            $9,900   $10,500   $9,800
                                                            ======   =======   ======

                        ALLIED HEALTHCARE PRODUCTS, INC.

10. SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                     JUNE 30,
                                                             -------------------------
                                                                2004          2003
                                                             -----------   -----------
INVENTORIES
  Work in progress.........................................  $   722,894   $   536,695
  Component parts..........................................    9,170,682    10,577,713
  Finished goods...........................................    2,944,085     3,484,822
  Reserve for obsolete and excess inventory................   (1,742,490)   (2,324,258)
                                                             -----------   -----------
                                                             $11,095,171   $12,274,972
                                                             ===========   ===========

                                                 ESTIMATED
                                                USEFUL LIFE
                                                  (YEARS)
                                                -----------
PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment.....................      5-10      $ 20,001,361   $ 19,545,408
  Buildings...................................     28-35        11,935,298     11,935,298
  Land and land improvements..................       5-7           934,216        934,216
                                                              ------------   ------------
  Total property, plant and equipment at
     cost.....................................                  32,870,875     32,414,922
  Less accumulated depreciation and
     amortization.............................                 (20,870,948)   (19,784,633)
                                                              ------------   ------------
                                                              $ 11,999,927   $ 12,630,289
                                                              ============   ============
OTHER ACCRUED LIABILITIES
  Accrued compensation expense................                $  1,773,011   $  1,416,554
  Accrued interest expense....................                      11,046         27,459
  Accrued income tax..........................                     702,933        821,187
  Customer deposits...........................                     454,069        590,368
  Other.......................................                     375,544        363,413
                                                              ------------   ------------
                                                              $  3,316,603   $  3,218,981
                                                              ============   ============

11. COMMITMENTS AND CONTINGENCIES

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

12. SEGMENT INFORMATION

     The Company operates in one segment consisting of the manufacturing, marketing and distribution of a variety of respiratory products used in the health care industry to hospitals, hospital equipment dealers,

                        ALLIED HEALTHCARE PRODUCTS, INC.

hospital construction contractors, home health care dealers and emergency medical product dealers. The Company's product lines include respiratory care products, medical gas equipment and emergency medical products. The Company does not have any one single customer that represents more than 10 percent of total sales.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for fiscal 2004 and 2003 appears below (all amounts in thousands):

                                                               THREE MONTHS ENDED,
                            -----------------------------------------------------------------------------------------
                            JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,
                              2004       2004        2003       2003        2003       2003        2002       2002
                            --------   ---------   --------   ---------   --------   ---------   --------   ---------
Net sales.................  $15,261     $14,957    $15,077     $13,808    $14,327     $16,443    $14,852     $15,241
Gross profit..............    4,638       4,212      4,108       3,397      3,244       4,241      3,385       3,184
Income (loss) from
  operations..............    1,547       1,157        774         217       (135)        818        (40)       (140)
Net income (loss).........      861         627        384           3       (106)        365       (176)       (240)
Basic earnings (loss) per
  share...................     0.11        0.08       0.05        0.00      (0.01)       0.05      (0.02)      (0.03)
Diluted earnings (loss)
  per share...............     0.10        0.08       0.05        0.00      (0.01)       0.05      (0.02)      (0.03)

     Earnings (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

14. SUBSEQUENT EVENTS

     On August 27, 2004, Allied Healthcare Products, Inc. ("Allied") entered into an agreement with Abbott Laboratories ("Abbott") pursuant to which Allied will cease production of its product Baralyme(R), will, within sixty days, effect the withdrawal of Baralyme(R) product held by distributors and will pursue the development of a new carbon dioxide absorbent product. Baralyme(R), a carbon dioxide absorbent product, has been used safely and effectively in connection with inhalation anesthetics since its introduction in the 1920s. In recent years, the number of inhalation anesthetics has increased, giving rise to concerns regarding the use of Baralyme(R) in conjunction with these newer inhalation anesthetics when Baralyme(R) has been allowed, contrary to recommended practice, to become desiccated. The agreement also provides that, for a period of eight years, Allied will not manufacture, distribute, promote, market, sell, commercialize or donate any Baralyme(R) product or similar product based upon potassium hydroxide and will not develop or license any new carbon dioxide absorbent product containing potassium hydroxide.

     In consideration of the foregoing, Abbott has agreed to pay Allied an aggregate of $5,250,000 of which $1,530,000 is currently due and the remainder payable in 4 equal annual installments of $930,000 due on July 1, 2005 through July 1, 2008. Allied has agreed with Abbott that in the event that it receives approval from the U.S. Food & Drug Administration for the commercial sale of a new carbon dioxide absorbent product not based upon potassium hydroxide prior to January 1, 2008, that Abbott will be relieved of any obligation to fund the $930,000 installment due July 1, 2008. Allied expects to suspend manufacturing operations at its Stuyvesant Falls, New York, facility and anticipates that costs associated with the withdrawal and suspension of operations at that location, including severance and benefit payments due union employees, will be approximately $600,000.

     In addition to the provisions of the agreement relating to the withdrawal of the Baralyme(R) product, Abbott has agreed to pay to Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain

                        ALLIED HEALTHCARE PRODUCTS, INC.

potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.

     In 2004, Allied's sales of Baralyme(R) were approximately $1.9 million and contributed approximately $670,000 in pre-tax earnings and cash flow from operations. The majority of the $5,250,000 Allied is to receive from Abbott will be recognized into income over the eight-year term of the agreement. The net cash flow expected to be realized by Allied under the agreement with Abbott is projected be substantially equivalent to the net cash flow Allied would have expected to realize from continued manufacture and sales of Baralyme(R) during the initial five years of the period.

     As described in Note 4, the Company amended its credit facility on August 27, 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures.

     As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as of the end of the period covered by this report and under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within the Company and its consolidated subsidiaries during the period covered by this report.

     (b) Changes in Internal Controls.

     There were no changes in the Company's internal controls for financial reporting or other factors during the fourth quarter of the most recent fiscal year that could significantly affect such internal controls. However, in connection with the new rules, the Company has been engaged in the process of further reviewing and documenting its disclosure controls and procedures, including its internal accounting controls. The company may from time to time make changes aimed at enhancing the effectiveness of its disclosure controls and procedures, including its internal controls, to ensure that the Company's systems evolve with its business.

ITEM 9B.  OTHER INFORMATION

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A definitive proxy statement is expected to be filed with the Securities and Exchange Commission on or about October 11, 2004. The information required by this item is set forth under the caption "Election of Directors", under the caption "Executive Officers", and under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement, which information is incorporated herein by reference thereto.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information by this item will appear in the section entitled "Audit Fees" included in the Company's definitive Proxy Statement to be filed on or about October 11, 2004, relating to the 2004 Annual Meeting of Shareowners, and such information is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

1.   FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and its subsidiaries are included in response to Item 8:

          Consolidated Statement of Operations for the years ended June 30, 2004, 2003, and 2002

          Consolidated Balance Sheet at June 30, 2004 and 2003

          Consolidated Statement of Changes in Stockholders' Equity for the years ended June 30, 2004, 2003 and 2002

          Consolidated Statement of Cash Flows for the years ended June 30, 2004, 2003 and 2002

          Notes to Consolidated Financial Statements

          Reports of Independent Registered Public Accounting Firms

2.   FINANCIAL STATEMENT SCHEDULE

          Valuation and Qualifying Accounts and Reserves for the Years Ended June 30, 2004, 2003 and 2002

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

                                          ALLIED HEALTHCARE PRODUCTS, INC.

                                          By:

                                                 /s/ EARL R. REFSLAND
                                          --------------------------------------
                                                     Earl R. Refsland
                                          President and Chief Executive Officer

                                                  /s/ DANIEL C. DUNN
                                          --------------------------------------
                                                      Daniel C. Dunn
                                             Vice President, Chief Financial
                                                  Officer, and Secretary

Dated: September 27, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 25, 2004.

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


                  *                       President, Chief Executive Officer and Director
--------------------------------------             (principal Executive Officer)
           Earl R. Refsland


                  *                                           Director
--------------------------------------
           William A. Peck


                  *                                           Director
--------------------------------------
            Brent D. Baird


                  *                                           Director
--------------------------------------
         James B. Hickey, Jr.


                  *                                           Director
--------------------------------------
             Judy Graves


      /s/ EARL R. REFSLAND
 *By:   ------------------------------
               Earl R. Refsland
               Attorney-in-Fact

---------------

* Such signature has been affixed pursuant to the following Power of Attorney.

                        ALLIED HEALTHCARE PRODUCTS, INC.

           RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A                   COLUMN B                COLUMN C                   COLUMN D           COLUMN E
-----------------------  ------------   -------------------------------     -------------     --------------
                                                          CHARGED TO
                          BALANCE AT     CHARGED TO         OTHER
                         BEGINNING OF    COSTS AND       ACCOUNTS --        DEDUCTIONS --     BALANCE AT END
DESCRIPTION                 PERIOD        EXPENSES         DESCRIBE           DESCRIBE          OF PERIOD
-----------              ------------   ------------   ----------------     -------------     --------------
FOR THE YEAR ENDED JUNE
  30, 2004
Reserve For Doubtful
  Accounts.............  $  (475,000)   $  (181,489)                         $  181,489(1)        (475,000)
Inventory Allowance For
  Obsolescence And
  Excess Quantities....  $(2,324,258)                     $(385,451)(3)      $  967,219(2)     $(1,742,490)
                         -----------    -----------       ---------          ----------        -----------
FOR THE YEAR ENDED JUNE
  30, 2003
Reserve For Doubtful
  Accounts.............  $  (450,000)   $   (36,569)                         $   11,569(1)        (475,000)
Inventory Allowance For
  Obsolescence And
  Excess Quantities....  $(4,812,074)                                        $2,487,816(2)     $(2,324,258)
                         -----------    -----------       ---------          ----------        -----------
FOR THE YEAR ENDED JUNE
  30, 2002
Reserve For Doubtful
  Accounts.............  $  (605,714)   $  (171,412)                         $  327,126(1)     $  (450,000)
Inventory Allowance For
  Obsolescence And
  Excess Quantities....  $(2,572,967)   $(3,216,916)                         $  977,809(2)     $(4,812,074)
                         -----------    -----------       ---------          ----------        -----------

---------------

(1) Decrease due to bad debt write-offs and recoveries.

(2) Decrease due to disposal of obsolete inventory.

(3) Increase due to inventory revaluation.

                               INDEX TO EXHIBITS

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   3.1         Amended and Restated Certificate of Incorporation of the
               Registrant (filed as Exhibit 3(1) to the Company's
               Registration Statement on Form S-1, as amended, Registration
               No. 33-40128, filed with the Commission on May 8, 1991 (the
               "Registration Statement") and incorporated herein by
               reference)
   3.2         By-Laws of the Registrant (filed as Exhibit 3(2) to the
               Registration Statement and incorporated herein by reference)
   4.1         Certificate of Designations, Preferences and Rights of
               Series A Preferred Stock of Allied Healthcare Products, Inc.
               dated August 21, 1996 (filed with the Commission as Exhibit
               4(1) to the Company's Annual Report on Form 10-K for the
               fiscal year ended June 30, 1997 (the "1997 Form 10-K") and incorporated herein by reference)
  10.1         NCG Trademark License Agreement, dated April 16, 1982,
               between Liquid Air Corporation and Allied Healthcare
               Products, Inc. (filed as Exhibit 10(24) to the Registration
               Statement and incorporated herein by reference)
  10.2         Allied Healthcare Products, Inc. 1991 Employee Non-Qualified
               Stock Option Plan (filed as Exhibit 10(26) to the
               Registration Statement and incorporated herein by reference)
  10.3         Employee Stock Purchase Plan (filed as Exhibit 10(3) to the
               Company's Annual Report on Form 10-K for the year ended June
               30, 1998 (the "1998 Form 10-K") and incorporated by
               reference)
  10.4         Allied Healthcare Products, Inc. 1994 Employee Stock Option
               Plan (filed with the Commission as Exhibit 10(39) to the
               Company's Annual Report on Form 10-K for the year ended June
               30, 1994 (the "1994 Form 10-K") and incorporated herein by reference)
  10.5         Allied Healthcare Products, Inc. 1995 Directors
               Non-Qualified Stock Option Plan (filed with the Commission as Exhibit 10(25) to the Company's Annual Report on Form
               10-K for the fiscal year ended June 30, 1995 (the "1995 Form
               10-K") and incorporated herein by reference)
  10.6         Allied Healthcare Products, Inc. Amended 1994 Employee Stock
               Option Plan (filed with the Commission as Exhibit 10(28) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (the "1996 Form 10-K") and incorporated herein by reference)
  10.12        Warrant dated August 7, 1997 issued by Allied Healthcare
               Products, Inc. in favor of Woodbourne Partners, L.P. (filed with the Commission as Exhibit 10(36) to the 1997 Form 10-K and incorporated herein by reference)
  10.13        Warrant dated August 7, 1997 issued by Allied Healthcare
               Products, Inc. in favor of Donald E. Nickelson (filed with the Commission as Exhibit 10(37) to the 1997 Form 10-K and
               incorporated herein by reference)
  10.14        Warrant dated August 7, 1997 issued by Allied Healthcare
               Products, Inc. in favor of Dennis W. Sheehan (filed with the
               Commission as Exhibit 10(38) to the 1997 form 10-K and
               incorporated herein by reference)
  10.22        Form of Indemnification Agreement with officers and
               directors (filed with the Commission as Exhibit 10.22 to the
               2002 Form 10-K and incorporated herein by reference)
  10.25        Employment Agreement dated August 24, 1999 by and between
               Allied Healthcare Products, Inc. and Earl Refsland (filed
               with the Commission as Exhibit 10(25) to the 1999 Form 10-K and incorporated herein by reference)
  10.26        Allied Healthcare Products, Inc. 1999 Incentive Stock Plan
               (filed with the Commission as Exhibit 10(26) to the 1999
               Form 10-K and incorporated herein by reference)
  10.28        Agreement between Allied Healthcare Products, Inc. Medical
               Products Division and District No. 9 International
               Association of Machinists and Aerospace Workers dated August
               1, 2000 through May 31, 2003 (filed with the Commission as
               Exhibit 10.28 to the 2002 Form 10-K)
  10.29        Letter Agreement dated July 2, 2001 between Allied
               Healthcare Products, Inc. and Daniel C. Dunn (filed with the
               Commission as Exhibit 10.29 to the 2002 Form 10-K)

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
  10.30        Loan and security agreement dated April 24, 2002 between the
               Company and LaSalle Bank National Association, including
               form of notes (filed with the Commission as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 15, 2002)
  10.30.1      Amendment to Loan and security agreement dated September
               26,2002 (filed with the Commission as an exhibit to Current
               Report on Form 8-K on October 1, 2002)
  10.30.2      Amendment to Loan and security agreement dated September 26,
               2003 (filed as exhibit 10.30.2 to the 2003 Form 10-K)
  10.30.3      Amendment to Loan and Security Agreement dated August 27,
               2004 (filed herewith)
  10.31        Agreement dated August 27, 2004 between Allied Healthcare
               Products, Inc and Abbott Laboratories, Inc. (incorporated by reference to 8-K filed August 30, 2004 with event date of
               August 27, 2004)
  21           Subsidiaries of the Registrant (filed with the Commission as
               Exhibit 21 to the 2000 Form 10-K)
  23.1         Consent of Rubin, Brown, Gornstein & Co. LLP (filed
               herewith)
  23.2         Consent of PricewaterhouseCoopers LLP (filed herewith)
  24           Form of Power of Attorney -- (filed herewith)
  31.1         Certification of Chief Executive Officer (filed herewith)
  31.2         Certification of Chief Financial Officer (filed herewith)
  32.1         Sarbanes-Oxley Certification of Chief Executive Officer
               (provided herewith)*
  32.2         Sarbanes-Oxley Certification of Chief Financial Officer
               (provided herewith)*

---------------

* Notwithstanding any incorporation of this Annual Report on Form 10-K in any other filing by the Registrant, Exhibits designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.