Form 10-K/A
period 2004-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2004-10-01
CIK 874710

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------
                                AMENDMENT NO. 1
                                       TO

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

     This amendment filed to correct the text of Exhibits 31.1 and 31.2

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