Form 10-Q
period 2004-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2004-11-08
CIK 874710

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

    (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Action of 1934

    For the transition period from ______________________ to ___________________

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

                                 Yes [ ] No [X]

      The number of shares of common stock outstanding at November 5, 2004 is 7,818,432 shares.

                                      INDEX

                                                                                               Page
                                                                                              Number
Part I  -   Financial Information

            Item 1.          Financial Statements
                             Consolidated Statement of Operations -
                             three months ended September 30,
                             2004 and 2003 (Unaudited)                                          3

                             Consolidated Balance Sheet -
                             September 30, 2004  (Unaudited) and
                             June 30, 2004 (Audited)                                          4 - 5

                             Consolidated Statement of Cash Flows -
                             Three months ended September 30, 2004 and 2003
                             (Unaudited)                                                        6

                             Notes to Consolidated Financial Statements                       7 - 12

            Item 2.          Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                     12-15

            Item 3.          Quantitative and Qualitative Disclosure
                             about Market Risk                                                  15

            Item 4.          Controls and Procedures                                            16

Part II -   Other Information
            Item 6.          Exhibits                                                           16

                             Signature                                                          17

SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

      Statements contained in this Report, which are not historical facts or information, are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, and specific matters which relate directly to the Company's operations and properties as discussed in the Company's annual report on Form 10-K for the year ended June 30, 2004. The Company cautions that any forward-looking statements contained in this report reflects only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART  I. FINANCIAL INFORMATION

         ITEM  1. FINANCIAL STATEMENTS

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three months ended
                                                                    September 30,
                                                          -----------------------------------
                                                             2004                    2003
                                                          -----------             -----------
Net sales                                                 $13,939,720             $13,807,529
Cost of sales                                              10,533,018              10,410,955
                                                          -----------             -----------
Gross profit                                                3,406,702               3,396,574

Selling, general and
 administrative expenses                                    2,929,088               3,179,912
                                                          -----------             -----------
Income from operations                                        477,614                 216,662

Other expenses:
Interest                                                       73,846                 196,941
Other, net                                                      7,362                   5,359
                                                          -----------             -----------
                                                               81,208                 202,300
                                                          -----------             -----------
Income before provision
 for income taxes                                             396,406                  14,362

Provision  for income taxes                                   160,905                  11,589
                                                          -----------             -----------
Net income                                                $   235,501             $     2,773
                                                          ===========             ===========
Basic and diluted earnings
 per share                                                $      0.03             $      0.00
                                                          ===========             ===========
Weighted average shares
 outstanding - basic                                        7,818,432               7,813,932

Weighted average shares
 outstanding - diluted                                      8,065,741               7,951,334

          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (UNAUDITED)

                                                          September 30,            June 30,
                                                             2004                    2004
                                                          -----------             -----------
Current assets:
  Cash                                                    $    93,768             $     8,256
  Accounts receivable, net of allowance for doubtful
    accounts of $475,000 and $475,000, respectively         7,160,225               7,708,969
  Inventories, net                                         11,036,930              11,095,171
  Income tax receivable                                             -                 130,548
  Other current assets                                        291,492                 127,127
                                                          -----------             -----------
    Total current assets                                   18,582,415              19,070,071
                                                          -----------             -----------
  Property, plant and equipment, net                       11,739,786              11,999,927
  Goodwill                                                 15,979,830              15,979,830
  Other assets, net                                            77,452                  88,867
                                                          -----------             -----------
    Total assets                                          $46,379,483             $47,138,695
                                                          ===========             ===========

          See accompanying Notes to Consolidated Financial Statements.

                                   (CONTINUED)

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                       September 30,        June 30,
                                                                           2004              2004
                                                                       -------------      ------------
Current liabilities:

  Accounts payable                                                     $  2,961,361       $  3,125,593
  Current portion of long-term debt                                         609,258          1,245,484
  Deferred income taxes                                                     389,644            389,644
  Deferred revenue                                                          465,000                  -

  Other current liabilities                                               3,816,343          3,316,603
                                                                       ------------       ------------
    Total current liabilities                                             8,241,606          8,077,324
                                                                       ------------       ------------

Deferred income taxes                                                       242,478            242,478
                                                                       ------------       ------------

Deferred revenue                                                            426,250                  -
                                                                       ------------       ------------

Long-term debt                                                              780,831          2,366,076
                                                                       ------------       ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock; $0.01 par value; 1,500,000 shares
    authorized; no shares issued and outstanding; which
    includes Series A preferred stock; $0.01 par value; 200,000
    shares authorized; no shares issued and outstanding                           -                  -
Common stock; $0.01 par value; 30,000,000 shares
  authorized; 7,818,432  shares  issued and
  outstanding at September 30, 2004
  and June 30, 2004                                                         101,220            101,220
Additional paid-in capital                                               47,041,493         47,041,493
Common stock in treasury, at cost                                       (20,731,428)       (20,731,428)
Retained earnings                                                        10,277,033         10,041,532
                                                                       ------------       ------------
    Total stockholders' equity                                           36,688,318         36,452,817
                                                                       ------------       ------------

    Total liabilities and stockholders' equity                         $ 46,379,483       $ 47,138,695
                                                                       ============       ============

          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Three months ended
                                                                                September 30,
                                                                       -------------------------------
                                                                           2004              2003
                                                                       ------------       ------------
Cash flows from operating activities:
  Net income                                                           $    235,501       $      2,773
  Adjustments to reconcile net income to net
    cash provided by  operating activities:

    Depreciation and amortization                                           323,816            331,290

Changes in operating assets and liabilities:
    Accounts receivable, net                                                548,744            153,072
    Inventories, net                                                         58,241            528,832
    Income tax receivable                                                   130,548                  -
    Other current assets                                                   (164,365)          (282,716)
    Accounts payable                                                       (164,232)           760,689
    Deferred Revenue                                                        891,250                  -
    Other current liabilities                                               499,740             33,249
                                                                       ------------       ------------
    Net cash provided by operating activities                             2,359,243          1,527,189
                                                                       ------------       ------------

Cash flows from investing activities:
  Capital expenditures                                                      (52,260)          (188,044)
                                                                       ------------       ------------
    Net cash  used in investing activities                                  (52,260)          (188,044)
                                                                       ------------       ------------

Cash flows from financing activities:
  Payments of long-term debt                                             (2,181,471)          (242,129)
  Borrowings under revolving credit agreement                            14,688,257         13,541,978
  Payments under revolving credit agreement                             (14,728,257)       (14,638,392)
                                                                       ------------       ------------
Net cash  used in financing activities                                   (2,221,471)        (1,338,543)
                                                                       ------------       ------------

Net increase in cash                                                         85,512                602
Cash at beginning of period                                                   8,256             12,016
                                                                       ------------       ------------
Cash at end of period                                                  $     93,768       $     12,618
                                                                       ============       ============

          See accompanying Notes to Consolidated Financial Statements.

                         ALLIED HEALTHCARE PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Unaudited Consolidated Financial Statements

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K for the year ended June 30, 2004.

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

      The fair value of options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes multiple option-pricing model. No options were granted during the three months ended September 30, 2004 and 2003. The following table shows stock-based compensation expense included in net income, pro forma stock-based compensation expense, net income/(loss), and earnings per share had we elected to record compensation expense based on the fair value of options at the grant date for the three months ended September 30, 2004 and 2003.

                                                                        Three Months Ended September 30,
                                                                           2004                  2003
                                                                       ------------          ------------
Net income, as reported                                                $    235,501          $      2,773

Add:  Stock-based employee
compensation expense included in
reported net income, net of
related tax effects                                                               -                     -
                                                                       ------------          ------------

Deduct:  Total stock-based
employee compensation expense determined
under fair value based method for all
awards granted since July 1, 1994, net of
related tax effects                                                   ($     12,055)        ($     30,540)
                                                                       ------------          ------------

Pro forma net (loss)income                                             $    223,446         ($     27,767)
                                                                       ============          ============

Earnings per share:
          Basic-as reported                                            $       0.03          $          -
                                                                       ------------          ------------
          Basic-pro forma                                              $       0.03          $          -
                                                                       ------------          ------------
          Diluted -as reported                                         $       0.03          $          -
                                                                       ------------          ------------
          Diluted -pro forma                                           $       0.03          $          -
                                                                       ------------          ------------

3.    Inventories

      Inventories are comprised as follows (unaudited):

                                                                    September 30, 2004      June 30, 2004
                                                                    ------------------      -------------
Work-in progress                                                       $    828,668          $   722,894
Raw materials and component parts                                         9,041,335            9,170,682
Finished goods                                                            2,904,116            2,944,085
Reserve for obsolete and excess
inventory                                                                (1,737,189)          (1,742,490)
                                                                       ------------          -----------
                                                                       $ 11,036,930          $11,095,171
                                                                       ============          ===========

4.    Earnings per share

      Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of basic shares outstanding for the three months ended September 30, 2004 and 2003 was 7,818,432 and 7,813,932 respectively. The number of diluted shares outstanding for the three months ended September 30, 2004 and 2003 was 8,065,741 and 7,951,334 shares, respectively.

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

6.    Financing Agreement Amendment

      On April 24, 2002, the Company entered into a credit facility arrangement with LaSalle Bank National Association (the "Bank"), which was subsequently amended on September 26, 2002, and September 26, 2003. The credit facility provided for total borrowings up to $19.0 million; consisting of up to $15.0 million through a revolving credit facility and up to $4.0 million under a term loan.

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

      At September 30, 2004, the Company was in compliance with its financial covenants under the amended credit facility. Although the Company was in compliance with its financial covenants under the amended credit facility at September 30, 2004, the ability of the Company to remain in compliance with these ratios for the remainder of the current fiscal year depends on the cumulative operating results and related fixed charges , and is subject to achieving satisfactory revenue and expense levels sufficient to enable the Company to meet heightened performance standards. At September 30, 2004, the Company realized a Fixed Charge Coverage Ratio, as defined, of approximately
2.40 to 1.0 based on the prior twelve months. During year ending June 30, 2005, the Company must realize a Fixed Charge Coverage Ratio of at least 1.0 to 1.0, as defined in the amended credit agreement. While the Company believes such performance results may be attainable, there can be no assurance that they will be achieved.

      The Company's credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 25, 2007. Additionally, the Bank has not notified the Company of any indication of a MAE at September 30, 2004.

7.    Agreement with Abbott Laboratories

      On August 27, 2004, Allied Healthcare Products, Inc. ("Allied") entered into an agreement with Abbott Laboratories ("Abbott") pursuant to which Allied will cease production of its product Baralyme(R), will, within sixty days, affect the withdrawal of Baralyme(R) product held by distributors and will pursue the development of a new carbon dioxide absorbent product. Baralyme(R), a carbon dioxide absorbent product, has been used safely and effectively in connection with inhalation anesthetics since its introduction in the 1920s. In recent years, the number of inhalation anesthetics has increased, giving rise to concerns regarding the use of Baralyme(R) in conjunction with these newer inhalation anesthetics when Baralyme(R) has been allowed, contrary to recommended practice, to become desiccated. The agreement also provides that, for a period of eight years, Allied will not manufacture, distribute, promote, market, sell, commercialize or donate any Baralyme(R) product or similar product based upon potassium hydroxide and will not develop or license any new carbon dioxide absorbent product containing potassium hydroxide.

      In consideration of the foregoing, Abbott has agreed to pay Allied an aggregate of $5,250,000 of which $1,530,000 which was paid on September 30, 2004, and the remainder payable in 4 equal annual installments of $930,000 due on July 1, 2005 through July 1, 2008. Allied has agreed with Abbott that in the event that it receives approval from the U.S. Food & Drug Administration for the commercial sale of a new carbon dioxide absorbent product not based upon potassium hydroxide prior to January 1, 2008, that Abbott will be relieved of any obligation to fund the $930,000 installment due July 1, 2008. The majority of the $5,250,000 Allied is to receive from Abbott will be recognized into income, as net sales, over the eight-year term of the agreement.

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

      The initial payment of $1,530,000 due from Abbott Laboratories was received on September 30, 2004. The agreement required Abbott Laboratories to pay Allied $600,000 for cost incurred in connection with withdrawal of Baralyme(R) from the market, the disposal of such product, and severance payments payable as a result of such withdrawal. This payment by Abbott Laboratories of $600,000 has been included in Net sales during the three months ended September 30, 2004. The remaining $4,650,000 of the payments to be received from Abbott, including the remaining $930,000 received on September 30th, 2004, will be recognized into income, as net sales, over the eight-year term of the agreement. During the three months ended September 30, 2004, $38,750 was recognized as net sales.

      Allied has suspended manufacturing operations at its Stuyvesant Falls, New York, facility. Costs associated with the withdrawal and suspension of operations at that location, including severance and benefit payments due union employees, will be approximately $600,000. These costs have been recorded as Cost of Sales during the three months ended September 30th, 2004.

      On September 9th, 2004 Allied entered into a Closedown Agreement with the International Chemical Union representing the employees at the Stuyvesant Falls, New York facility. The Company had advised the Union that the plant will be closed and all bargaining unit employees related to such operation will be permanently laid off, no later than October 15, 2004. The collective bargaining agreement shall expire and be terminated as of the closing date. The Company will pay severance to those 12 bargaining unit employees on the active payroll as of August 27, 2004. Severance payments will total approximately $138,000.

      A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories, with the amounts received under the agreement, and amounts recognized as net sales is as follows:


                                      Deferred Revenue

                                                                       Three Months ended
                                                                         September 30,
                                                                    ------------   ---------
                                                                        2004          2003
                                                                    ------------   ---------
Beginning balance                                                   $          -   $       -
Payment Received from Abbott Laboratories                              1,530,000
Revenue recognized as net sales                                         (638,750)          -
                                                                    ------------   ---------
                                                                         891,250           -
                                                                    ------------   ---------
Less - Current portion of deferred revenue                              (465,000)          -
                                                                    ------------   ---------
                                                                    $    426,250   $       -
                                                                    ============   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003.

      Allied had net sales of $13.9 million for the three months ended September 30, 2004, up $0.1 million, or 1.0%, from net sales of $13.8 million in the prior year same quarter. Sales for the three months ended September 30th, 2004 include $38,750 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme(R). The Company ceased the sale of Baralyme(R) on August 27th, 2004 upon completion of the agreement with Abbott, and recognized one month of income during the three months ended September 30th, 2004. Income from the agreement will continue to be recognized over eight years, the term of the agreement, at $38,750 per month. Sales for the three months ended September 30th, 2004 also included recognition as sales of a one-time $600,000 payment from Abbott Laboratories for cost incurred in connection with the withdrawal of Baralyme(R) from the market, the disposal of such product, and severance payments payable of such withdrawal. Sales, exclusive of the $600,000 one-time payment from Abbott Laboratories, were down 3.4%. Domestic sales were even with the prior year while international business, which represented 13.4% of first quarter sales, was down 17.7%.

      Gross profit for the three months ended September 30, 2004 was $3.4 million, or 24.4% of net sales, compared to $3.4 million, or 24.6% of net sales, for the three months ended September 30, 2003. Cost of sales for the three months ended September 30th, 2004 does include $0.6 million in cost incurred in connection with the withdrawal of Baralyme(R). Gross margins have continued to improve during the three months ended September 30th, 2004 as the result of reduced operations cost resulting from the Company's cost reduction efforts, including automation of certain manufacturing processes, in-house production, and material purchasing efforts. Gross profit for the three months ended September 30, 2003 was benefited by a $0.2 million one-time distribution representing the Company's membership interest in the liquidation of the General American Mutual Holding Company, the Company's health care benefit provider.

      Selling, general and administrative expenses for the three months ended September 30, 2004 were $2.9 million, a net decrease of $0.3 million, or 7.8%, from $3.2 million for the three months ended September 30, 2003. The decrease is the result of reduced insurance cost, lower staffing levels, and other expense reductions.

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

      Income from operations was $0.5 million for the three months ended September 30, 2004 compared to $0.2 million for the three months ended September 30, 2003. Interest expense was $0.07 million for the three months ended September 30, 2004, down from $0.2 million for the three months ended September 30, 2003. Allied had income before provision for income taxes in the first quarter of fiscal 2005 of $396,406, compared to income before provision for income taxes in the first quarter of fiscal 2004 of $14,362. The Company recorded a tax provision of $160,905 for the three-month period ended September 30, 2004, versus a tax provision of $11,589 for the three-month period ended September 30, 2003.

      In fiscal 2005, the net income for the first quarter was $235,501 or $0.03 per basic and diluted share compared to net income of $2,773 or $0.00 per basic and diluted share for the first quarter of fiscal 2004. The weighted average number of common shares outstanding used in the calculation of basic earnings per share for the first quarters of fiscal 2005 and 2004 were 7,818,432 and 7,813,932 share respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the first quarters of fiscal 2005 and fiscal 2004 were 8,065,741 and 7,951,334 shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

      Working capital decreased to $10.3 million at September 30, 2004 compared to $11.0 million at June 30, 2004. This is primarily due to a $0.5 million reduction in accounts receivable, a $0.5 million increase in other current liabilities, and a $0.5 million dollar increase in deferred revenue as result of the agreement with Abbott Laboratories to cease production of Baralyme(R). These changes have been offset by a $0.6 million reduction in the current portion of long-term debt, and a $0.2 million decrease in accounts payable.

      On April 24, 2002, the Company entered into a credit facility arrangement with LaSalle Bank National Association (the "Bank"), which was subsequently amended on September 26, 2002, and September 26, 2003. The credit facility provided for total borrowings up to $19.0 million; consisting of up to $15.0 million through a revolving credit facility and up to $4.0 million under a term loan.

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

      At September 30, 2004, the Company was in compliance with its financial covenants under the amended credit facility. Although the Company was in compliance with its financial covenants under the amended credit facility at September 30, 2004, the ability of the Company to remain in compliance with these ratios for the remainder of the current fiscal year depends on the cumulative operating results and related fixed charges , and is subject to achieving satisfactory revenue and expense levels sufficient to enable the Company to meet heightened performance standards. At September 30, 2004, the Company realized a Fixed Charge Coverage Ratio, as defined, of approximately
2.40 to 1.0 based on the prior twelve months. During year ending June 30, 2005, the Company must realize a Fixed Charge Coverage Ratio of 1.0 to 1.0, as defined in the amended credit agreement. While the Company believes such performance results may be attainable, there can be no assurance that they will be achieved.

      The Company's credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the new credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 25, 2007. Additionally, the Bank has not notified the Company of any indication of a MAE at September 30, 2004.

      At September 30, 2004, the company had no balance outstanding against this facility and $10.0 million available to borrow from the line based on collateral requirements.

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

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      At September 30, 2004, the Company had $1.4 million in debt outstanding. This balance represents an amount outstanding under the Company's capital expenditure loan for $1.4 million. The revolving credit facility, and the capital expenditure loan bear an interest rate using the commercial bank's "floating reference rate" as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

      The Company had no holdings of derivative financial or commodity instruments at September 30, 2004. Allied Healthcare Products has international sales, however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

ITEM  4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      As of September 30, 2004, the Company, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company's disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that such disclosure controls and procedures were effective as of September 30, 2004.

Changes in Internal Controls

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

Part  II. OTHER INFORMATION

ITEM  6. EXHIBITS

(a)   Exhibits:

      31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

      31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

      32.1 Certification by Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

      32.2 Certification by Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

      99.1 Press Release dated November 5, 2004 announcing first quarter earnings.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ALLIED HEALTHCARE PRODUCTS, INC.

                                                 /s/ Daniel C. Dunn
                                                --------------------------------
                                                Daniel C. Dunn
                                                 Chief Financial Officer

                                                Date: November 5, 2004