Form 10-K/A
period 2004-06-20
ALLIED HEALTHCARE PRODUCTS INC
filed 2005-02-10
CIK 874710

     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549
                             --------------------------
                                   AMENDMENT NO. 2
                                         TO

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

                      DOCUMENTS INCORPORATED BY REFERENCE

          Proxy Statement dated October 11, 2004 (portion) (Part III)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Amendment No. 2 to the Annual Report on form 10-K for the year ended June 30, 2004, is being filed solely to correct the forms of Exhibits 31.1 and
31.2 included herein.

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

-s- Rubin, Brown, Gornstein & Co. LLP

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

Dated: February 10, 2005

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