Form 10-Q
period 2004-12-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2005-02-10
CIK 874710

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended December 31, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Action of 1934

      For the transition period from  _________________to _________________

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

                             Yes [ ]        No [X]

      The number of shares of common stock outstanding at February 10, 2005 is 7,818,432 shares.

                                      INDEX

                                                                           Page
                                                                          Number
Part I -  Financial Information
          Item 1. Financial Statements
                  Consolidated Statement of Operations -
                  three months and six months ended December 31,
                  2004 and 2003 (Unaudited)                                    3

                  Consolidated Balance Sheet -
                  December 31, 2004 (Unaudited) and
                  June 30, 2004 (Audited)                                  4 - 5

                  Consolidated Statement of Cash Flows -
                  Six months ended December 31, 2004 and 2003
                  (Unaudited)                                                  6

                  Notes to Consolidated Financial Statements              7 - 13

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          14 - 19

          Item 3. Quantitative and Qualitative Disclosure
                  about Market Risk                                           19

          Item 4. Controls and Procedures                                     19

Part II - Other Information
          Item 6. Exhibits                                                    20

                  Signature                                                   20

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

PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                Three months ended            Six months ended
                                   December 31,                  December 31,
                            --------------------------   --------------------------
                                2004          2003          2004          2003
                            ------------  ------------   ------------  ------------
Net sales                   $ 13,667,568  $ 15,077,334   $ 27,607,288  $ 28,884,862
Cost of sales                 10,254,672    10,968,845     20,787,691    21,379,800
                            ------------  ------------   ------------  ------------
Gross profit                   3,412,896     4,108,489      6,819,597     7,505,062

Selling, general and
  administrative expenses      3,056,555     3,334,657      5,985,643     6,514,568
                            ------------  ------------   ------------  ------------
Income from operations           356,341       773,832        833,954       990,494

Other expenses:
Interest                          28,966       144,774        102,811       341,716
Other, net                        11,410       (11,040)        18,772        (5,682)
                            ------------  ------------   ------------  ------------
                                  40,376       133,734        121,583       336,034
                            ------------  ------------   ------------  ------------

Income before provision
  for income taxes               315,965       640,098        712,371       654,460

Provision for income taxes       131,779       255,891        292,684       267,480
                            ------------  ------------   ------------  ------------
Net income                  $    184,186  $    384,207   $    419,687  $    386,980
                            ============  ============   ============  ============

Basic and diluted earnings
  per share                 $       0.02  $       0.05   $       0.05  $       0.05
                            ============  ============   ============  ============

Weighted average shares
  outstanding - basic          7,818,432     7,814,910      7,818,432     7,814,421

Weighted average shares
  outstanding - diluted        8,104,869     7,995,788      8,087,657     7,974,834

          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (UNAUDITED)

                                                              December 31,    June 30,
                                                                 2004           2004
                                                              -----------    -----------
Current assets:
  Cash                                                        $    10,398    $     8,256
  Accounts receivable, net of allowance for doubtful
    accounts of $475,000 and $475,000, respectively             7,023,692      7,708,969
  Inventories, net                                             10,605,306     11,095,171
  Income tax receivable                                                 -        130,548
  Other current assets                                            325,564        127,127

                                                              -----------    -----------
    Total current assets                                       17,964,960     19,070,071
                                                              -----------    -----------

  Property, plant and equipment, net                           11,504,339     11,999,927
  Goodwill                                                     15,979,830     15,979,830
  Other assets, net                                                65,804         88,867

                                                              -----------    -----------
    Total assets                                              $45,514,933    $47,138,695
                                                              ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

                                   (CONTINUED)

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                    December 31,      June 30,
                                                                                       2004             2004
                                                                                   ------------     ------------
Current liabilities:
  Accounts payable                                                                 $  2,821,427     $  3,125,593
  Current portion of long-term debt                                                   1,275,325        1,245,484
  Deferred income taxes                                                                 389,644          389,644
  Deferred revenue                                                                      465,000                -
  Other current liabilities                                                           3,138,553        3,316,603
                                                                                   ------------     ------------
    Total current liabilities                                                         8,089,949        8,077,324
                                                                                   ------------     ------------
Deferred income taxes                                                                   242,478          242,478
                                                                                   ------------     ------------
Deferred revenue                                                                        310,000                -
                                                                                   ------------     ------------
Long-term debt                                                                                -        2,366,076
                                                                                   ------------     ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding; which includes Series A preferred stock; $0.01 par value;
    200,000 shares authorized; no shares issued and outstanding                               -                -
  Common stock; $0.01 par value; 30,000,000 shares
    authorized; 7,818,432 shares issued and
    outstanding at December 31, 2004 and June 30, 2004                                  101,220          101,220
  Additional paid-in capital                                                         47,041,493       47,041,493
  Common stock in treasury, at cost                                                 (20,731,428)     (20,731,428)
  Retained earnings                                                                  10,461,221       10,041,532
                                                                                   ------------     ------------
    Total stockholders' equity                                                       36,872,506       36,452,817
                                                                                   ------------     ------------
    Total liabilities and stockholders' equity                                     $ 45,514,933     $ 47,138,695
                                                                                   ============     ============

          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                         Six months ended
                                                           December 31,
                                                  -------------------------------
                                                      2004               2003
                                                  ------------       ------------
Cash flows from operating activities:
  Net income                                      $    419,687       $    386,980

    Depreciation and amortization                      647,866            638,883

Changes in operating assets and liabilities:
    Accounts receivable, net                           685,277            351,360
    Inventories, net                                   489,865          1,083,637
    Income tax receivable                              130,548                  -
    Other current assets                              (198,437)          (324,330)
    Accounts payable                                  (304,166)         1,265,591
    Deferred revenue                                   775,000                  -
    Income tax payable                                (295,254)           244,248
    Other current liabilities                          117,205           (364,656)
                                                  ------------       ------------
    Net cash provided by operating activities        2,467,591          3,281,713
                                                  ------------       ------------

Cash flows from investing activities:
  Capital expenditures                                (129,214)          (318,258)
                                                  ------------       ------------
    Net cash used in investing activities             (129,214)          (318,258)
                                                  ------------       ------------

Cash flows from financing activities:
  Payments of long-term debt                        (3,022,331)          (543,498)
  Borrowings under revolving credit agreement       30,691,005         28,347,752
  Payments under revolving credit agreement        (30,004,909)       (30,717,066)
  Proceeds from exercise of stock options                    -             10,987
                                                  ------------       ------------
Net cash used in financing activities               (2,336,235)        (2,901,825)
                                                  ------------       ------------

Net increase in cash                                     2,142             61,630
Cash at beginning of period                              8,256             12,016
                                                  ------------       ------------
Cash at end of period                             $     10,398       $     73,646
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

      The fair value of options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes multiple option-pricing model. The following table shows stock-based compensation expense included in net income, pro forma stock-based compensation expense, net income, and earnings per share had the Company elected to record compensation expense based on the fair value of options at the grant date for the three and six months ended December 31, 2004 and 2003.

                                             Three Months Ended            Six Months Ended
                                               December 31st,               December 31st,
                                           2004           2003           2004           2003
                                        -----------    -----------    -----------    -----------
Net income, as reported                 $   184,186    $   384,207    $   419,687    $   386,980

Add: Stock-based employee
compensation expense included in
reported net income, net of related
tax effects                                       -              -              -              -
                                       ------------   ------------   ------------   ------------

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards granted since July 1, 1994,
net of related tax effects             ($    13,424)  ($    10,868)  ($    25,479)  ($    41,408)
                                       ------------   ------------   ------------   ------------
Proforma net income                     $   170,762    $   373,339    $   394,208    $   345,572
                                       ============   ============   ============   ============

Earnings per share:
              Basic-as reported         $      0.02           0.05    $      0.05           0.05
                                       ------------   ------------   ------------   ------------
              Basic-pro forma           $      0.02           0.05    $      0.05           0.05
                                       ------------   ------------   ------------   ------------

              Diluted -as reported      $      0.02           0.05    $      0.05           0.05
                                       ------------   ------------   ------------   ------------
              Diluted -pro forma        $      0.02           0.05    $      0.05           0.04
                                       ------------   ------------   ------------   ------------

The effects of applying SFAS 123 in this proforma disclosure are not necessarily indicative of future amounts.

Impact of Recently Issued Accounting Standards

      In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 requires the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The Company is currently assessing the impact of the adoption of SFAS 151 on its results of operations and financial condition.

      In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective beginning in the first quarter of fiscal 2006. The Company is currently assessing the impact of the adoption of SFAS 123R on its results of operations and financial condition.

3.    Inventories

      Inventories are comprised of the following (unaudited):

                                     December 31, 2004    June 30, 2004
                                     -----------------    -------------
Work-in progress                       $    723,569       $    722,894
Raw materials and component parts         8,640,227          9,170,682
Finished goods                            2,754,839          2,944,085
Reserve for obsolete and excess
  inventory                              (1,513,329)        (1,742,490)
                                       ------------       ------------
                                       $ 10,605,306       $ 11,095,171
                                       ============       ============

4.    Earnings per share

      Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents (consisting of employee stock options) outstanding during the year. The weighted number of basic shares outstanding for the three months ended December 31, 2004 and 2003 was 7,818,432 and 7,814,910, respectively. The weighted number of diluted shares outstanding for the three months ended December 31, 2004 and 2003 was 8,104,869 and 7,995,788 shares, respectively. The weighted number of basic shares outstanding for the six months ended December 31, 2004 and 2003 was 7,818,432 and 7,814,421, respectively. The number of diluted shares outstanding for the six months ended December 31, 2004 and 2003 was 8,087,657 and 7,974,834 shares, respectively.

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

      On August 27, 2004, the Bank and the Company agreed to a further amendment of the credit facility (the amended credit facility). In conjunction with these amendments to the Company's credit facility, the Bank extended the maturity on the Company's term loan on real estate, the Company's revolving credit facility, and term loan on capital expenditures from April 24, 2005 to April 24, 2007. The entire credit facility was amended to accrue interest at the Bank's prime rate. The Prime rate was 4.5% on August 27, 2004. The interest rate on Prime rate loans may increase from Prime to Prime plus 0.75% if the ratio of the Company's funded debt to EBITDA exceeds 1.5. The amended credit facility also provides the Company with a rate of LIBOR plus 2.25%, at the Company's option. The optional LIBOR rate may increase from LIBOR plus 2.25% to LIBOR plus 3.00% based on the Company's fixed charge coverage ratio. The 90-day LIBOR rate was 1.79% at August 27, 2004. Amortization on the capital expenditure term loan shall continue on a five-year schedule with equal monthly payments of $50,772.Amortization on the real estate term loan was to continue on a five-year schedule with equal monthly payments of $49,685. The real estate term loan was retired on September 30, 2004.

      At December 31, 2004, the Company was in compliance with its financial covenants under the amended credit facility. Although the Company was in compliance with its financial covenants under the amended credit facility at December 31, 2004, the ability of the Company to remain in compliance with these ratios for the remainder of the current fiscal year depends on the cumulative operating results and related fixed charges , and is subject to achieving satisfactory revenue and expense levels sufficient to enable the Company to meet heightened performance standards. At December 31, 2004, the Company realized a Fixed Charge Coverage Ratio, as defined, of approximately 2.12 to 1.0 based on the prior twelve months. During year ending June 30, 2005, the Company must realize a Fixed Charge Coverage Ratio of at least 1.0 to 1.0, as defined in the amended credit agreement. The Company believes such performance results are attainable, however, there can be no assurance that they will be achieved.

      The Company's credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 25, 2007. Additionally, the Bank has not notified the Company of any indication of a MAE at December 31, 2004.

7.    Agreement with Abbott Laboratories

      On August 27, 2004, Allied Healthcare Products, Inc. ("Allied") entered into an agreement with Abbott Laboratories ("Abbott") pursuant to which Allied agreed to cease production of its product Baralyme(R), and to affect the withdrawal of Baralyme(R) product held by distributors. The agreement permits Allied to pursue the development of a new carbon dioxide absorbent product. Baralyme(R), a carbon dioxide absorbent product, has been used safely and effectively in connection with inhalation anesthetics since its introduction in the 1920s. In recent years, the number of inhalation anesthetics has increased, giving rise to concerns regarding the use of Baralyme(R) in conjunction with these newer inhalation anesthetics if Baralyme(R) has been allowed, contrary to recommended practice, to become desiccated. The agreement also provides that, for a period of eight years, Allied will not manufacture, distribute, promote, market, sell, commercialize or donate any Baralyme(R) product or similar product based upon potassium hydroxide and will not develop or license any new carbon dioxide absorbent product containing potassium hydroxide.

      In consideration of the foregoing, Abbott agreed to pay Allied an aggregate of $5,250,000 of which $1,530,000 which was paid on September 30, 2004, and the remainder payable in 4 equal annual installments of $930,000 due on July 1, 2005 through July 1, 2008. Allied has agreed with Abbott that in the event that it receives approval from the U.S. Food & Drug Administration for the commercial sale of a new carbon dioxide absorbent product not based upon potassium hydroxide prior to January 1, 2008, that Abbott will be relieved of any obligation to fund the $930,000 installment due July 1, 2008.

      The initial payment of $1,530,000 from Abbott Laboratories was received on September 30, 2004. The agreement required Abbott Laboratories to pay Allied $600,000 for reimbursement of Allied's cost incurred in connection with withdrawal of Baralyme(R) from the market, the disposal of such product, and severance payments payable as a result of such withdrawal. This payment by Abbott Laboratories of $600,000 has been included in net sales during the six months ended December 31, 2004, in accordance with the FASB's EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The Company is the primary obligor in the arrangement. It has sole authority to determine the method of withdrawal of Baralyme(R) and discretion in such matters as employee layoffs, disposal methods, and customer communications regarding the sale of replacement products. The costs of executing the withdrawal are the sole responsibility of the Company.

      The remaining $4,650,000 of the payments to be received from Abbott, including the remaining $930,000 received on September 30th, 2004, will be recognized into income, as net sales, over the eight-year term of the agreement. Allied has no further obligations under this agreement which would require the Company to repay these amounts or otherwise impact this accounting treatment. During the three and six months ended December 31, 2004, $116,250 and $155,000 was recognized as net sales, respectively.

      A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories, with the amounts received under the agreement, and amounts recognized as net sales is as follows:

                                Deferred Revenue

                             Three Months ended          Six Months ended
                                 December 31,               December 31,
                          -------------------------    ---------------------
                            2004            2003         2004          2003
                          ----------     ----------    ----------     ------
Beginning balance         $  891,250     $        -    $        -     $    -

Payment Received from
  Abbott Laboratories              -                    1,530,000

Revenue recognized
  as net sales              (116,250)             -      (755,000)         -
                          ----------     ----------    ----------     ------
                             775,000              -       775,000          -
                          ----------     ----------    ----------     ------
Less - Current portion
  of deferred revenue       (465,000)             -      (465,000)         -
                          ----------     ----------    ----------     ------
                          $  310,000     $        -    $  310,000     $    -
                          ==========     ==========    ==========     ======

      Allied has suspended manufacturing operations at its Stuyvesant Falls, New York, facility. Costs associated with the withdrawal and suspension of operations at that location, including severance and benefit payments due union employees, have been and will be recorded in accordance with SFAS 146, "Accounting for the Costs Associated with Exit or Disposal Activities".

      On September 9th, 2004 Allied entered into a Closedown Agreement with the International Chemical Union representing the employees at the Stuyvesant Falls, New York facility. The Company had advised the Union that the plant will be closed and all bargaining unit employees related to such operation will be permanently laid off, no later than October 15, 2004. The collective bargaining agreement expired and was terminated as of the closing date. The Company paid severance to those 12 bargaining unit employees on the active payroll as of August 27, 2004.

      During the first quarter of fiscal 2005, the Company recorded a charge to Cost of Sales of $600,000. This charge included $216,000 for severance payments and fringe benefits for the 12 bargaining unit employees. The charge included $200,000 for the value of Baralyme(R) inventory in stock and the time of the withdrawal, and associated disposal cost. The charge also included $184,000 for replacement of Baralyme(R) inventory which was returned by our customers as a result of the withdrawal. The Company has replaced Baralyme(R) returned by its customers with Carbolime(R), a carbon dioxide absorption product which continues to be offered for sale by Allied.

      During the second quarter of fiscal 2005, the Company recorded an adjustment of $127,912 to reflect an increase in the estimated product withdrawal cost and disposal cost, as more inventory was returned by customers than originally estimated. The remaining cash expenditures are expected to be paid over the next four quarters. The amounts accrued represent management's best estimate of the obligations we expect to incur with this plan, and could be subject to change. Adjustments may be required as conditions and facts change throughout the implementation period.

      The following table reflects the activities related to the withdrawal of Baralyme(R) and subsequent suspension of operations at the Stuyvesant Falls, New York facility, and the accrued liabilities in the consolidated balance sheets at December 31, 2004. Changes to previous estimates have been reflected as "Provision adjustments" on the table below in the period the changes in estimates were made.

                   Cost Associated with Withdrawal of Baralyme

                           INVENTORY     SEVERANCE
                        TO BE DISPOSED    PAY AND       PRODUCT
                              OF         BENEFITS     WITHDRAWAL       TOTAL
                        --------------   ---------    ----------     ---------
PROVISION                 $ 200,000      $ 216,000     $ 184,000     $ 600,000

CASH EXPENDITURES        ($ 149,677)    ($  85,431)   ($ 119,798)   ($ 354,906)
                         ----------     ----------    ----------    ----------
BALANCE AT
  SEPTEMBER 30, 2004      $  50,323      $ 130,569     $  64,202     $ 245,094

CASH EXPENDITURES        ($  66,079)    ($  87,171)   ($ 128,479)   ($ 281,729)

PROVISION ADJUSTMENTS     $  55,756     ($   2,852)    $  75,008     $ 127,912
                         ----------     ----------    ----------    ----------
BALANCE AT
  DECEMBER 31, 2004       $  40,000      $  40,546     $  10,731     $  91,277
                         ==========     ==========    ==========    ==========

      In addition to the provisions of the agreement relating to the withdrawal of the Baralyme(R) product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003.

      Allied had net sales of $13.7 million for the three months ended December 31, 2004, down $1.4 million, or 9.3%, from net sales of $15.1 million in the prior year same quarter. The overall decrease in net sales for the quarter is the result of lower customer purchase order releases than in the prior year. Sales for the three months ended December 31, 2004 include $116,250 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme(R) as discussed below. For the three months ended December 31, 2004 the Company had Carbolime(R) sales of $0.6 million dollars, compared to combined sales of Carbolime(R) and Baralyme(R) of $0.6 million for the three months ended December 31, 2003.

      Orders for the Company's products for the six months ended December 31, 2004 were level with orders for the six months ended December 31, 2003. However, customer purchase order releases were lower than in the prior year, leading to the decrease in sales in the second quarter. Purchase order release lead times depend on the scheduling practices of the individual customers. The Company expects that these additional orders will be released for shipment, and ship in the second half of the fiscal year.

      Demand for the Company's Emergency Products has been stronger than in the prior year. The Company has reorganized this area replacing a sales manager and two of the three sales specialists. This increase in demand has been offset by decreased demand for the Company's respiratory care products and medical gas equipment. The Company believes that the market for hospital construction products is approximately 8% lower than in the prior year. In addition, the demand for respiratory care products has been adversely affected by increased foreign competition. The Company is continuing its efforts to further reduce the cost to produce its products.

      As discussed more fully in note 7 to the financial statements included elsewhere in this report, the Company ceased the sale of Baralyme(R) on August 27th, 2004 upon completion of the agreement with Abbott, and recognized three months of income during the three months ended December 31, 2004. Income from the agreement will continue to be recognized over eight years, the term of the agreement, at $38,750 per month. Allied continues to sell Carbolime(R), a carbon dioxide absorbent with a different formulation than Baralyme(R).

      Gross profit for the three months ended December 31, 2004 was $3.4 million, or 25.0% of net sales, compared to $4.1 million, or 27.2% of net sales, for the three months ended December 31, 2003. The variance in gross profit percentages from prior year periods is primarily attributable to lower absorption rates for fixed cost due to the lower sales and production in fiscal 2005. There has not been an increase in our underlying manufacturing cost.

      Selling, general and administrative expenses for the three months ended December 31, 2004 were $3.1 million, a net decrease of $0.2 million, or 6.1%, from $3.3 million for the three months ended December 31, 2003. This decrease includes an approximately $0.1 million decrease in compensation expense and fringe benefits resulting from staff reductions in the prior year. Insurance costs are approximately $0.1 million lower than in the prior year as a result of lower negotiated insurance rates on product liability insurance.

      Income from operations was $0.4 million for the three months ended December 31, 2004 compared to $0.8 million for the three months ended December 31, 2003. Interest expense was $0.03 million for the three months ended December 31, 2004, down from $0.1 million for the three months ended December 31, 2003. The reduction in interest expense is the result of the lower level of debt than in the prior year. Allied had income before provision for income taxes in the second quarter of fiscal 2005 of $0.3 million, compared to income before provision for income taxes of $0.6 million for the second quarter of fiscal 2004. The Company recorded a tax provision of $0.1 million for the three-month period ended December 31, 2004 compared to a tax provision of $0.3 million for the three-month period ended December 31, 2003.

      In fiscal 2005, the net income for the second quarter was $0.2 million or $0.02 per basic and diluted share compared to net income of $0.4 million or $0.05 per basic and diluted share for the second quarter of fiscal 2004. The weighted average number of common shares outstanding used in the calculation of basic earnings per share for the second quarters of fiscal 2005 and 2004 was 7,818,432 and 7,814,910 shares, respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the second quarters of fiscal 2005 and fiscal 2004 was 8,104,869 and 7,995,788 shares, respectively.

SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2003.

      Allied had net sales of $27.6 million for the six months ended December 31, 2004, down $1.3 million, or 4.5%, from net sales of $28.9 million in the prior year same period. The overall sales decrease is primarily due to the timing of customer purchase order releases.

      Sales for the six months ended December 31, 2004 include $155,000 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme(R). Allied continues to sell Carbolime(R), a carbon dioxide absorbent with a different formulation than Baralyme(R). For the six months ended December 31, 2004 the Company had carbon dioxide absorbent sales, including Baralyme(R) and Carbolime(R), of $1.0 million dollars, compared with $1.1 million for the six months ended December 31, 2003. Sales for the six months ended December 31, 2004 also included recognition as sales of a one-time $600,000 payment from Abbott Laboratories for cost incurred in connection with the withdrawal of Baralyme(R) from the market, the disposal of such product, and severance payments payable of such withdrawal.

      Orders for the Company's products for the six months ended December 31, 2004 were level with orders for the six months ended December 31, 2003. However, customer purchase order releases were lower than in the prior year. Purchase order release lead times depend on the scheduling practices of the individual customers. The Company expects that these additional orders will be released for shipment, and ship in the second half of the fiscal year.

      Demand for the Company's Emergency Products has been stronger than in the prior year. The Company has reorganized this area replacing a sales manager and two of the three sales specialists. This increase in demand has been offset by decreased demand for the Company's respiratory care products and medical gas equipment. The Company believes that the market for hospital construction products is approximately 8% lower than in the prior year. In addition, the demand for respiratory care products has been adversely affected by increased foreign competition. The Company is continuing its efforts to further reduce the cost to produce its products.

      Gross profit for the six months ended December 31, 2004 was $6.8 million, or 24.7% of net sales, down from $7.5 million, or 26.0% of net sales, for the six months ended December 31, 2003. The change in gross profit percentage is primarily the result of two factors. Cost of sales for the six months ended December 31, 2004 does include approximately $0.7 million in cost incurred in connection with the withdrawal of Baralyme(R), including related - severance costs. Gross profit for the six months ended December 31, 2003 benefited by a $0.2 million one-time distribution representing the Company's membership interest in the liquidation of the General American Mutual Holding Company, the Company's former health care benefit provider.

      Selling, general and administrative expenses for the six months ended December 31, 2004 were $6.0 million, a net decrease of $0.5 million, or 7.7%, from $6.5 million for the six months ended December 31, 2003. This decrease includes an approximately $0.2 million decrease in compensation expense and fringe benefits resulting from staff reductions in the prior year. Insurance costs are approximately $0.1 million lower than in the prior year as a result of lower negotiated insurance rates on product liability insurance. In addition, legal costs are approximately $0.1 million lower than in the prior year.

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

      Income from operations was $0.8 million for the six months ended December 31, 2004 compared to $1.0 million income from operations for the six months ended December 31, 2003. Interest expense was $0.1 million for the six months ended December 31, 2004, down from $0.3 million for the six months ended December 31, 2003. The decrease in interest cost is the result of lower debt levels in the current year. Allied had income before provision for income taxes in the first six months of fiscal 2005 of $0.7 million, compared to $0.7 million, for the first six months of fiscal 2004. The Company recorded a tax provision of $0.3 million for the six-month period ended December 31, 2004 and 2003.

      In fiscal 2005, the net income for the first six months was $0.4 million, or $0.05 per basic and diluted share compared to net income of $0.4 million or $0.05 per basic and diluted share for the first six months of fiscal 2004. The weighted average number of common shares outstanding used in the calculation of basic earnings per share for the first six months of fiscal 2005 and 2004 was 7,818,432 and 7,814,421 shares, respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the first six months of fiscal 2005 and fiscal 2004 was 8,087,657 and 7,974,834 shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

      Working capital decreased to $9.9 million at December 31, 2004 compared to $11.0 million at June 30, 2004. This is primarily due to a $0.7 million reduction in accounts receivable, a $0.5 million reduction in inventories, a $0.1 million reduction in income tax receivable, and a $0.5 million dollar increase in deferred revenue as result of the agreement with Abbott Laboratories to cease production of Baralyme(R). These changes have been offset by a $0.3 million decrease in accounts payable, a $0.2 million decrease in other accrued liabilities, and a $0.2 million increase in other current assets.

      On April 24, 2002, the Company entered into a credit facility arrangement with LaSalle Bank National Association (the "Bank"), which was subsequently amended on September 26, 2002, and September 26, 2003. The credit facility provided for total borrowings up to $19.0 million; consisting of up to $15.0 million through a revolving credit facility and up to $4.0 million under a term loan.

      On August 27, 2004, the Bank and the Company agreed to a further amendment of the credit facility (the amended credit facility). In conjunction with these amendments to the Company's credit facility, the Bank extended the maturity on the Company's term loan on real estate, the Company's revolving credit facility, and term loan on capital expenditures from April 24, 2005 to April 24, 2007. The entire credit facility was amended to accrue interest at the Bank's prime rate. The Prime rate was 4.5% on August 27, 2004. The interest rate on Prime rate loans may increase from Prime to Prime plus 0.75% if the ratio of the Company's funded debt to EBITDA exceeds 1.5. The amended credit facility also provides the Company with a rate of LIBOR plus 2.25%, at the

Company's option. The optional LIBOR rate may increase from LIBOR plus 2.25% to LIBOR plus 3.00% based on the Company's fixed charge coverage ratio. The 90-day LIBOR rate was 1.79% at August 27, 2004. Amortization on the capital expenditure term loan shall continue on a five-year schedule with equal monthly payments of $50,772. Amortization on the real estate term loan was to continue on a five-year schedule with equal monthly payments of $49,685. The real estate term loan was retired on September 30, 2004.

      At December 31, 2004, the Company was in compliance with its financial covenants under the amended credit facility. Although the Company was in compliance with its financial covenants under the amended credit facility at December 31, 2004, the ability of the Company to remain in compliance with these ratios for the remainder of the current fiscal year depends on the cumulative operating results and related fixed charges, and is subject to achieving satisfactory revenue and expense levels sufficient to enable the Company to meet heightened performance standards. At December 31, 2004, the Company realized a Fixed Charge Coverage Ratio, as defined, of approximately 2.12 to 1.0 based on the prior twelve months. During year ending June 30, 2005, the Company must realize a Fixed Charge Coverage Ratio of 1.0 to 1.0, as defined in the amended credit agreement. The Company believes such performance results are attainable, however, there can be no assurance that they will be achieved.

      The Company's credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the new credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the Fast's EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 25, 2007. Additionally, the Bank has not notified the Company of any indication of a MAE at December 31, 2004.

      At December 31, 2004, the company had $0.7 million outstanding against this facility and $8.7 million available to borrow from the line based on collateral requirements.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 requires the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The Company is currently assessing the impact of the adoption of SFAS 151 on its results of operations and financial condition.

      In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective beginning in our first quarter of fiscal 2006. The Company is currently assessing the impact of the adoption of SFAS 123R on its results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      At December 31, 2004, the Company had $1.3 million in debt outstanding. This balance represents an amount outstanding under the Company's capital expenditure loan for $1.3 million. The revolving credit facility, and the capital expenditure loan bear an interest rate using the commercial bank's "floating reference rate" as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

      The Company had no holdings of derivative financial or commodity instruments at December 31, 2004. Allied Healthcare Products has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      (a) As of December 31, 2004, the Company, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company's disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that such disclosure controls and procedures were effective as of December 31, 2004.

      (b) There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      99.1 Press Release dated February 10, 2005 announcing second quarter earnings.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ALLIED HEALTHCARE PRODUCTS, INC.

                                    /s/ Daniel C. Dunn
                                    -------------------------------------------
                                    Daniel C. Dunn
                                    Chief Financial Officer

                                    Date: February 10, 2005