Form 10-Q
period 2005-03-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2005-05-02
CIK 874710

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

      (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2005

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Action of 1934

      For the transition period from ___________________ to ___________________

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

                          Yes [ ]     No [X]

      The number of shares of common stock outstanding at May 2, 2005 is 7,829,577 shares.

                                      INDEX

                                                                             Page
                                                                            Number
Part I -   Financial Information
           Item 1. Financial Statements
                   Consolidated Statement of Operations -
                   three months and nine months ended March 31,
                   2005 and 2004  (Unaudited)                                  3

                   Consolidated Balance Sheet -
                   March 31, 2005 (Unaudited) and
                   June 30, 2004 (Audited)                                   4 - 5

                   Consolidated Statement of Cash Flows -
                   Nine months ended March 31, 2005 and 2004
                   (Unaudited)                                                  6

                   Notes to Consolidated Financial Statements                7 - 14

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            14 - 20

           Item 3. Quantitative and Qualitative Disclosure about
                   Market Risk                                                 20

           Item 4. Controls and Procedures                                   20-21

Part II -  Other Information
           Item 6. Exhibits                                                    22

                   Signature                                                   23

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

PART I. FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                   Three months ended             Nine months ended
                                       March 31,                      March 31,
                                       ---------                      ---------
                                  2005            2004            2005            2004
                                  ----            ----            ----            ----
Net sales                      $14,328,443     $14,956,873     $41,935,731     $43,841,734
Cost of sales                   10,596,050      10,745,206      31,383,741      32,125,005
                               -----------     -----------     -----------     -----------
Gross profit                     3,732,393       4,211,667      10,551,990      11,716,729

Selling, general and
administrative expenses          3,013,159       3,054,399       8,998,802       9,568,968
                               -----------     -----------     -----------     -----------
Income from operations             719,234       1,157,268       1,553,188       2,147,761

Other expenses:
Interest                            15,416         111,570         118,227         453,285
Other, net                          13,791           7,748          32,563           2,066
                               -----------     -----------     -----------     -----------
                                    29,207         119,318         150,790         455,351
                               -----------     -----------     -----------     -----------

Income before provision
for income taxes                   690,027       1,037,950       1,402,398       1,692,410

Provision for income taxes         281,739         410,115         574,423         677,595
                               -----------     -----------     -----------     -----------
Net income                     $   408,288     $   627,835     $   827,975     $ 1,014,815
                               ===========     ===========     ===========     ===========

Basic earnings per share       $      0.05     $      0.08     $      0.11     $      0.13
                               ===========     ===========     ===========     ===========

Diluted earnings per share     $      0.05     $      0.08     $      0.10     $      0.13
                               ===========     ===========     ===========     ===========

Weighted average shares
outstanding - basic              7,821,404       7,818,432       7,819,408       7,815,748

Weighted average shares
outstanding - diluted            8,083,671       8,005,365       8,081,925       7,957,881

          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (UNAUDITED)

                                                           March 31,       June 30,
                                                            2005            2004
                                                            ----            ----
Current assets:
  Cash                                                   $       800     $     8,256
  Accounts receivable, net of allowance for doubtful
    accounts of $475,000 and $475,000, respectively        7,987,383       7,708,969
  Inventories, net                                        10,635,740      11,095,171
  Income tax receivable                                            -         130,548
  Other current assets                                       328,942         127,127

                                                         -----------     -----------
     Total current assets                                 18,952,865      19,070,071

                                                         -----------     -----------

  Property, plant and equipment, net                      11,403,838      11,999,927
  Goodwill                                                15,979,830      15,979,830
  Other assets, net                                           64,493          88,867

                                                         -----------     -----------
     Total assets                                        $46,401,026     $47,138,695
                                                         ===========     ===========

          See accompanying Notes to Consolidated Financial Statements.

                                   (CONTINUED)

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                  March 31,         June 30,
                                                                   2005              2004
                                                                   ----              ----
Current liabilities:
   Accounts payable                                             $  3,339,988      $  3,125,593
   Current portion of long-term debt                                 970,754         1,245,484
   Deferred income taxes                                             389,644           389,644
   Deferred revenue                                                  465,000                 -
   Other current liabilities                                       3,498,559         3,316,603
                                                                ------------      ------------
      Total current liabilities                                    8,663,945         8,077,324
                                                                ------------      ------------

Deferred income taxes                                                242,478           242,478
                                                                ------------      ------------

Deferred revenue                                                     193,750                 -
                                                                ------------      ------------
Long-term debt                                                             -         2,366,076
                                                                ------------      ------------

Commitments and contingencies (note 5)

Stockholders' equity:
   Preferred stock; $0.01 par value; 1,500,000 shares
      authorized; no shares issued and outstanding; which
      includes Series A preferred stock; $0.01 par value;
      200,000 shares authorized; no shares issued and
      outstanding                                                          -                 -
   Common stock; $0.01 par value; 30,000,000 shares
      authorized; 7,829,577 and 7,818,432 shares issued and
        outstanding at March 31, 2005 and June 30, 2004              101,331           101,220
   Additional paid-in capital                                     47,061,441        47,041,493
   Common stock in treasury, at cost                             (20,731,428)      (20,731,428)
   Retained earnings                                              10,869,509        10,041,532

                                                                ------------      ------------
      Total stockholders' equity                                  37,300,853        36,452,817

                                                                ------------      ------------
      Total liabilities and stockholders' equity                $ 46,401,026      $ 47,138,695
                                                                ============      ============

          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                        Nine months ended
                                                            March 31,
                                                            ---------
                                                       2005              2004
                                                       ----              ----
Cash flows from operating activities:
    Net income                                     $    827,975      $  1,014,815

    Depreciation and amortization                       963,054           970,169

    Stock Based Compensation                             20,060                 -

Changes in operating assets and liabilities:
     Accounts receivable, net                          (278,414)          430,416
     Inventories, net                                   459,431         1,270,069
     Income tax receivable                              130,548          (219,403)
     Other current assets                              (201,815)          (33,609)
     Accounts payable                                   214,395           560,296
     Deferred revenue                                   658,750                 -
     Income tax payable                                 (51,102)          654,363
     Other current liabilities                          233,059           499,428
                                                   ------------      ------------
        Net cash provided by operating activities     2,975,941         5,146,544
                                                   ------------      ------------

Cash flows from investing activities:
     Capital expenditures                              (342,591)         (437,453)
                                                   ------------      ------------
        Net cash used in investing activities          (342,591)         (437,453)
                                                   ------------      ------------

Cash flows from financing activities:
     Payments of long-term debt                      (3,174,646)         (844,867)
     Borrowings under revolving credit agreement     44,067,252        42,497,132
     Payments under revolving credit agreement      (43,533,412)      (46,373,129)
      Proceeds from exercise of stock options                 -            10,987
                                                   ------------      ------------
        Net cash used in financing activities        (2,640,806)       (4,709,877)
                                                   ------------      ------------

Net decrease in cash                                     (7,456)             (786)
Cash at beginning of period                               8,256            12,016
                                                   ------------      ------------
Cash at end of period                              $        800      $     11,230
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

2. Significant Accounting Policies

Stock Options

      The Company accounts for employee stock options in accordance with Accounting Principles Board No. (APB) 25, "Accounting for Stock Issued to Employees". Under APB 25, the Company applies the intrinsic value method of accounting. The Company has not recognized compensation expense at the grant date for options granted because the Company grants options at a price equal to market value at the time of grant. Financial Accounting Standard No. 123 (SFAS
123), "Accounting for Stock-Based Compensation," prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, SFAS 123 grants an exception that allows companies currently applying APB 25 to continue using that method. The Company has elected to continue applying the intrinsic value method under APB 25. In March 2005, the Company recognized $20,060 of compensation expense related to the modification of stock options held by a member of the Company's board of directors.

      The fair value of options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes multiple option-pricing model. The following table shows stock-based compensation expense included in net income, pro forma stock-based compensation expense, net income, and earnings per share had the Company elected to record compensation expense based on the fair value of options at the grant date for the three and nine months ended March 31, 2005 and 2004.

                                               Three Months Ended                Nine Months Ended
                                                  March 31st,                        March 31st,
                                                  -----------                        -----------
                                             2005             2004             2005              2004
                                             ----             ----             ----              ----
Net income, as reported                   $   408,288      $   627,835      $   827,975      $   1,014,815

Add:  Stock-based employee
compensation expense included in
reported net income, net of related
tax effects                               $    12,036                -      $    12,036                  -
                                         ------------     ------------     ------------     --------------

Deduct:  Total stock-based employee
compensation expense determined
under fair value based method for all
awards granted since July 1, 1994,
net of related tax effects               ($    14,221)    ($    11,918)    ($    39,700)    ($      53,326)
                                         ------------     ------------     ------------     --------------
Proforma net income                       $   406,103      $   615,917      $   800,311      $     961,489
                                         ============     ============     ============     ==============

Earnings per share:
              Basic-as reported           $      0.05             0.08      $      0.11               0.13
                                         ------------     ------------     ------------     --------------
              Basic-pro forma             $      0.05             0.08      $      0.11               0.12
                                         ------------     ------------     ------------     --------------

              Diluted -as reported        $      0.05             0.08      $      0.10               0.13
                                         ------------     ------------     ------------     --------------
              Diluted -pro forma          $      0.05             0.08      $      0.10               0.12
                                         ------------     ------------     ------------     --------------

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

3. Inventories

      Inventories are comprised of the following (unaudited):

                                     March 31, 2005    June 30, 2004
                                     --------------    -------------
Work-in progress                      $    923,190      $    722,894
Raw materials and component parts        8,515,514         9,170,682
Finished goods                           2,517,966         2,944,085
Reserve for obsolete and excess
inventory                               (1,320,930)       (1,742,490)

                                      ------------      ------------
                                      $ 10,635,740      $ 11,095,171
                                      ============      ============

4. Earnings per share

      Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents (consisting of employee stock options) outstanding during the year. The weighted number of basic shares outstanding for the three months ended March 31, 2005 and 2004 was 7,821,404 and 7,818,432, respectively. The weighted number of diluted shares outstanding for the three months ended March 31, 2005 and 2004 was 8,083,671 and 8,005,365 shares, respectively. The weighted number of basic shares outstanding for the nine months ended March 31, 2005 and 2004 was 7,819,408 and 7,815,748, respectively. The number of diluted shares outstanding for the nine months ended March 31, 2005 and 2004 was 8,081,925 and 7,957,881 shares, respectively.

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

      On August 27, 2004, the Bank and the Company agreed to a further amendment of the credit facility (the amended credit facility). In conjunction with these amendments to the Company's credit facility, the Bank extended the maturity on the Company's term loan on real estate, the Company's revolving credit facility, and term loan on capital expenditures from April 24, 2005 to April 24, 2007. The entire credit facility was amended to accrue interest at the Bank's prime rate. The Prime rate was 5.75% on March 31, 2005. The interest rate on Prime rate loans may increase from Prime to Prime plus 0.75% if the ratio of the Company's funded debt to EBITDA exceeds 1.5. The amended credit facility also provides the Company with a rate of LIBOR plus 2.25%, at the Company's option. The optional LIBOR rate may increase from LIBOR plus 2.25% to LIBOR plus 3.00% based on the Company's fixed charge coverage ratio. The 90-day LIBOR rate was 3.12% at March 31, 2005. Amortization on the capital expenditure term loan shall continue on a five-year schedule with equal monthly payments of $50,772. Amortization on the real estate term loan was to continue on a five-year schedule with equal monthly payments of $49,685. The real estate term loan was retired on September 30, 2004.

      At March 31, 2005, the Company was in compliance with its financial covenants under the amended credit facility. Although the Company was in compliance with its financial covenants under the amended credit facility at March 31, 2005, the ability of the Company to remain in compliance with these ratios for the remainder of the current fiscal year depends on the cumulative operating results and related fixed charges, and is subject to achieving satisfactory revenue and expense levels sufficient to enable the Company to meet heightened performance standards. At March 31, 2005, the Company realized a Fixed Charge Coverage Ratio, as defined, of approximately 2.03 to 1.0 based on the prior twelve months. During year ending June 30, 2005, the Company must realize a Fixed Charge Coverage Ratio of at least 1.0 to 1.0, as defined in the amended credit agreement. The Company believes such performance results are attainable, however, there can be no assurance that they will be achieved.

      The Company's credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 25, 2007. Additionally, the Bank has not notified the Company of any indication of a MAE at March 31, 2005.

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

      The initial payment of $1,530,000 from Abbott Laboratories was received on September 30, 2004. The agreement required Abbott Laboratories to pay Allied $600,000 for reimbursement of Allied's cost incurred in connection with withdrawal of Baralyme(R) from the market, the disposal of such product, and severance payments payable as a result of such withdrawal. This payment by Abbott Laboratories of $600,000 has been included in net sales during the nine months ended March 31, 2005, in accordance with the FASB's EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The Company is the primary obligor in the arrangement. It has sole authority to determine the method of withdrawal of Baralyme(R) and discretion in such matters as employee layoffs, disposal methods, and customer communications regarding the sale of replacement products. The costs of executing the withdrawal are the sole responsibility of the Company.

      The remaining $4,650,000 of the payments to be received from Abbott, including the remaining $930,000 received on September 30, 2004, will be recognized into income, as net sales, over the eight-year term of the agreement. Allied has no further obligations under this agreement which would require the Company to repay these amounts or otherwise impact this accounting treatment. During the three and nine months ended March 31, 2005, $116,250 and $271,250 was recognized as net sales, respectively.

      A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories, with the amounts received under the agreement, and amounts recognized as net sales is as follows:

                                Deferred Revenue

                                  Three Months ended            Nine Months ended
                                      March 31,                     March 31,
                                      ---------                     ---------
                              2005              2004           2005            2004
                              ----              ----           ----            ----
Beginning balance          $   775,000        $       -     $         -      $       -

Payment Received from

Abbott Laboratories                  -                -       1,530,000              -

Revenue recognized
as net sales                  (116,250)               -        (871,250)             -
                           -----------        ---------     -----------      ---------
                               658,750                -         658,750              -
                           -----------        ---------     -----------      ---------
Less - Current portion
of deferred revenue           (465,000)               -        (465,000)             -
                           -----------        ---------     -----------      ---------
                           $   193,750        $       -     $   193,750      $       -
                           ===========        =========     ===========      =========

      Allied has suspended manufacturing operations at its Stuyvesant Falls, New York, facility. Costs associated with the withdrawal and suspension of operations at that location, including severance and benefit payments due union employees, have been and will be recorded in accordance with SFAS 146, "Accounting for the Costs Associated with Exit or Disposal Activities".

      On September 9, 2004 Allied entered into a Closedown Agreement with the International Chemical Union representing the employees at the Stuyvesant Falls, New York facility. The Company had advised the Union that the plant will be closed and all bargaining unit employees related to such operation will be permanently laid off, no later than October 15, 2004. The collective bargaining agreement expired and was terminated as of the closing date. The Company paid severance to those 12 bargaining unit employees on the active payroll as of August 27, 2004.

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

      During the second quarter of fiscal 2005, the Company recorded an adjustment of $127,912 to reflect an increase in the estimated product withdrawal cost and disposal cost, as more inventory was returned by customers than originally estimated. The remaining cash expenditures are expected to be paid over the next three quarters. The amounts accrued represent management's best estimate of the obligations we expect to incur with this plan, and could be subject to change. Adjustments may be required as conditions and facts change throughout the implementation period.

      The following table reflects the activities related to the withdrawal of Baralyme(R) and subsequent suspension of operations at the Stuyvesant Falls, New York facility, and the accrued liabilities in the consolidated balance sheets at March 31, 2005. Changes to previous estimates have been reflected as "Provision adjustments" on the table below in the period the changes in estimates were made.

                COST ASSOCIATED WITH WITHDRAWAL OF BARALYME

                          INVENTORY      SEVERANCE
                        TO BE DISPOSED    PAY AND       PRODUCT
                             OF           BENEFITS     WITHDRAWAL       TOTAL
PROVISION                 $ 200,000      $ 216,000      $ 184,000      $ 600,000

CASH EXPENDITURES        ($ 149,677)    ($  85,431)    ($ 119,798)    ($ 354,906)

                         ----------     ----------     ----------     ----------
BALANCE AT                $  50,323      $ 130,569      $  64,202      $ 245,094
SEPTEMBER 30, 2004

CASH EXPENDITURES        ($  66,079)    ($  87,171)    ($ 128,479)    ($ 281,729)

PROVISION ADJUSTMENTS     $  55,756     ($   2,852)     $  75,008      $ 127,912
                         ----------     ----------     ----------     ----------
BALANCE AT                $  40,000      $  40,546      $  10,731      $  91,277
DECEMBER 31, 2004

CASH EXPENDITURES        ($  35,732)    ($  15,205)    ($  10,731)    ($  61,668)

PROVISION ADJUSTMENTS             -              -              -              -
                         ----------     ----------     ----------     ----------
BALANCE AT                $   4,268      $  25,341      $       0      $  29,609
MARCH 31, 2005
                         ==========     ==========     ==========     ==========

      In addition to the provisions of the agreement relating to the withdrawal of the Baralyme(R) product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of March 31, 2005 no amounts have been received, or are receivable, as a result of product development activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004.

      Allied had net sales of $14.3 million for the three months ended March 31, 2005, down $0.7 million, or 4.7%, from net sales of $15.0 million in the prior year same quarter. The overall decrease in net sales for the quarter is primarily the result of lower customer purchase order releases than in the prior year. Sales for the three months ended March 31, 2005 include $116,250 for the recognition into sales of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme(R) as discussed below. For the three months ended March 31, 2005 the Company had Carbolime(R) sales of $0.3 million dollars, compared to combined sales of Carbolime(R) and Baralyme(R) of $0.3 million for the three months ended March 31, 2004.

      Orders for the Company's products for the three months and nine months ended March 31, 2005 were level with orders for the same periods ended March 31, 2004. However, customer purchase order releases were $1.5 lower than in the prior year third quarter, leading to the decrease in sales in the third quarter. Purchase order release lead times depend on the scheduling practices of the individual customers.

      Orders for the Company's Emergency Products are higher than in the prior year. The Company believes that orders for these products have been favorably impacted by Federal Homeland Security funding for emergency responders. In addition, the Company has reorganized this area replacing a sales manager and two of the three sales specialists. This increase in demand has been offset by decreased demand for the Company's respiratory care products and medical gas equipment. The Company continues to believe that the market for construction products remains weaker than in the prior year. In addition, the demand for respiratory care products continues to be adversely affected by increased foreign competition. The Company is continuing its active efforts to further reduce the cost to produce its products.

      As discussed more fully in note 7 to the financial statements included elsewhere in this report, the Company ceased the sale of Baralyme(R) on August 27th, 2004 upon completion of the agreement with Abbott, and recognized three months of sales during the three months ended March 31, 2005. Sales from the agreement will continue to be recognized over eight years, the term of the agreement, at $38,750 per month. Allied continues to sell Carbolime(R), a carbon dioxide absorbent with a different formulation than Baralyme(R).

      Gross profit for the three months ended March 31, 2005 was $3.7 million, or 26.0% of net sales, compared to $4.2 million, or 28.2% of net sales, for the three months ended March 31, 2004. The variance in gross profit percentages from prior year periods is primarily attributable to lower absorption rates for fixed cost due to the lower sales and production in fiscal 2005. The Company continues to control cost and actively pursue methods to reduce its cost.

      Selling, general and administrative expenses for the three months ended March 31, 2005 were $3.0 million, a net decrease of $0.1 million, or 3.2%, from $3.1 million for the three months ended March 31, 2004. This decrease includes an approximately $0.1 million decrease in compensation expense and fringe benefits resulting from staff reductions in the prior year.

      Income from operations was $0.7 million for the three months ended March 31, 2005 compared to $1.2 million for the three months ended March 31, 2004. Interest expense was $15,416 for the three months ended March 31, 2005, down from $111,570 for the three months ended March 31, 2004. The reduction in interest expense is the result of the lower level of debt than in the prior year. Allied had income before provision for income taxes in the third quarter of fiscal 2005 of $0.7 million, compared to income before provision for income taxes of $1.0 million for the third quarter of fiscal 2004. The Company recorded a tax provision of $0.3 million for the three-month period ended March 31, 2005 compared to a tax provision of $0.4 million for the three-month period ended March 31, 2004.

      In fiscal 2005, the net income for the third quarter was $0.4 million or $0.05 per basic and diluted share compared to net income of $0.6 million or $0.08 per basic and diluted share for the third quarter of fiscal 2004. The weighted average number of common shares outstanding used in the calculation of basic earnings per share for the third quarters of fiscal 2005 and 2004 was 7,821,404 and 7,818,432 shares, respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the third quarters of fiscal 2005 and fiscal 2004 was 8,083,671 and 8,005,365 shares, respectively.

NINE MONTHS ENDED MARCH 31, 2005 COMPARED TO NINE MONTHS ENDED MARCH 31, 2004.

      Allied had net sales of $41.9 million for the nine months ended March 31, 2005, down $1.9 million, or 4.3%, from net sales of $43.8 million in the prior year same period. The overall sales decrease is primarily due to the timing of customer purchase order releases. Sales were also impacted by approximately $0.5 million due to capacity constraints which negatively impacted production and shipments. The Company believes these constraints will be remedied in the fourth quarter of the fiscal year.

      Sales for the nine months ended March 31, 2005 include $271,250 for the recognition into sales of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme(R). Allied continues to sell Carbolime(R), a carbon dioxide absorbent with a different formulation than Baralyme(R). For the nine months ended March 31, 2005 the Company had carbon dioxide absorbent sales, including Baralyme(R) and Carbolime(R), of $1.2 million dollars, compared with $1.5 million for the nine months ended March 31, 2004. Sales for the nine months ended March 31, 2005 also included recognition as sales of a one-time $600,000 payment from Abbott Laboratories for cost incurred in connection with the withdrawal of Baralyme(R) from the market, the disposal of such product, and severance payments payable of such withdrawal.

      Orders for the Company's products for the nine months ended March 31, 2005 were level with orders for the nine months ended March 31, 2004. However, customer purchase order releases were approximately $2.9 million lower than in the prior year. Purchase order release lead times depend on the scheduling practices of the individual customers, and do vary over time.

      Orders for the Company's Emergency Products are higher than in the prior year. The Company believes that orders for these products have been favorably impacted by Federal Homeland Security funding for emergency responders. In addition, the Company has reorganized this area replacing a sales manager and two of the three sales specialists. This increase in demand has been offset by decreased demand for the Company's respiratory care products and medical gas equipment. The Company continues to believe that the market for construction products remains weaker than in the prior year. In addition, the demand for respiratory care products continues to be adversely affected by increased foreign competition. The Company is continuing its active efforts to further reduce the cost to produce its products.

      Gross profit for the nine months ended March 31, 2005 was $10.6 million, or 25.2% of net sales, down from $11.7 million, or 26.7% of net sales, for the nine months ended March 31, 2004. The change in gross profit percentage is primarily the result of two factors. Cost of sales for the nine months ended March 31, 2005 does include approximately $0.7 million in cost incurred in connection with the withdrawal of Baralyme(R), including related severance costs. Gross profit for the nine months ended March 31, 2004 benefited by a $0.2 million one-time distribution representing the Company's membership interest in the liquidation of the General American Mutual Holding Company, the Company's former health care benefit provider.

      Selling, general and administrative expenses for the nine months ended March 31, 2005 were $9.0 million, a net decrease of $0.6 million, or 6.3%, from $9.6 million for the nine months ended March 31, 2004. This decrease includes an approximately $0.3 million decrease in compensation expense and fringe benefits resulting from staff reductions in the prior year. Insurance costs are approximately $0.2 million lower than in the prior year as a result of lower negotiated insurance rates on product liability insurance. In addition, bad debt expense is approximately $0.1 million lower than in the prior year.

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

      Income from operations was $1.6 million for the nine months ended March 31, 2005 compared to $2.1 million income from operations for the nine months ended March 31, 2004. Interest expense was $0.1 million for the nine months ended March 31, 2005, down from $0.5 million for the nine months ended March 31, 2004. The decrease in interest cost is the result of lower debt levels in the current year than in prior years.

Allied had income before provision for income taxes in the first nine months of fiscal 2005 of $1.4 million, compared to $1.7 million, for the first nine months of fiscal 2004. The Company recorded a tax provision of $0.6 million for the nine-month period ended March 31, 2005 compared to a tax provision of $0.7 million for the nine-month period ended March 31, 2004.

      In fiscal 2005, the net income for the first nine months was $0.8 million, or $0.11 per basic and $0.10 per diluted share compared to net income of $1.0 million or $0.13 per basic and diluted share for the first nine months of fiscal 2004. The weighted average number of common shares outstanding used in the calculation of basic earnings per share for the first nine months of fiscal 2005 and 2004 was 7,819,408 and 7,815,748 shares, respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the first nine months of fiscal 2005 and fiscal 2004 was 8,081,925 and 7,957,881 shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

      Working capital decreased to $10.3 million at March 31, 2005 compared to $11.0 million at June 30, 2004. This is primarily due to a $0.5 million reduction in inventories, a $0.1 million reduction in income tax receivable, a $0.2 million increase in accounts payable, a $0.2 million increase in other accrued liabilities, and a $0.5 million dollar increase in deferred revenue as result of the agreement with Abbott Laboratories to cease production of Baralyme(R). These changes have been offset, by a $0.3 million increase in accounts receivable, $0.2 million increase in other current assets, and a $0.3 million decrease in current portion of long-term debt.

      On April 24, 2002, the Company entered into a credit facility arrangement with LaSalle Bank National Association (the "Bank"), which was subsequently amended on September 26, 2002, and September 26, 2003. The credit facility provided for total borrowings up to $19.0 million; consisting of up to $15.0 million through a revolving credit facility and up to $4.0 million under a term loan.

      On August 27, 2004, the Bank and the Company agreed to a further amendment of the credit facility (the amended credit facility). In conjunction with these amendments to the Company's credit facility, the Bank extended the maturity on the Company's term loan on real estate, the Company's revolving credit facility, and term loan on capital expenditures from April 24, 2005 to April 24, 2007. The entire credit facility was amended to accrue interest at the Bank's prime rate. The Prime rate was 5.75% on March 31, 2005. The interest rate on Prime rate loans may increase from Prime to Prime plus 0.75% if the ratio of the Company's funded debt to EBITDA exceeds 1.5. The amended credit facility also provides the Company with a rate of LIBOR plus 2.25%, at the Company's option. The optional LIBOR rate may increase from LIBOR plus 2.25% to LIBOR plus 3.00% based on the Company's fixed charge coverage ratio. The 90-day

LIBOR rate was 3.12% at March 31, 2005. Amortization on the capital expenditure term loan shall continue on a five-year schedule with equal monthly payments of $50,772. Amortization on the real estate term loan was to continue on a five-year schedule with equal monthly payments of $49,685. The real estate term loan was retired on September 30, 2004.

      At March 31, 2005, the Company was in compliance with its financial covenants under the amended credit facility. Although the Company was in compliance with its financial covenants under the amended credit facility at March 31, 2005, the ability of the Company to remain in compliance with these ratios for the remainder of the current fiscal year depends on the cumulative operating results and related fixed charges, and is subject to achieving satisfactory revenue and expense levels sufficient to enable the Company to meet heightened performance standards. At March 31, 2005, the Company realized a Fixed Charge Coverage Ratio, as defined, of approximately 2.03 to 1.0 based on the prior twelve months. During year ending June 30, 2005, the Company must realize a Fixed Charge Coverage Ratio of 1.0 to 1.0, as defined in the amended credit agreement. The Company believes such performance results are attainable, however, there can be no assurance that they will be achieved.

      The Company's credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the new credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the Fast's EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 25, 2007. Additionally, the Bank has not notified the Company of any indication of a MAE at March 31, 2005.

      At March 31, 2005, the company had $0.6 million outstanding against this facility and $9.3 million available to borrow from the line based on collateral requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      At March 31, 2005, the Company had $1.0 million in debt outstanding. This balance includes an amount outstanding under the Company's capital expenditure loan for $0.4 million. The revolving credit facility, and the capital expenditure loan bear an interest rate using the commercial bank's "floating reference rate" as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

      The Company had no holdings of derivative financial or commodity instruments at March 31, 2005. Allied Healthcare Products has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      (a) As of March 31, 2005, the Company, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company's disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that such disclosure controls and procedures were effective as of March 31, 2005.

      (b) There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      99.1 Press Release dated May 2, 2005 announcing third quarter earnings.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ALLIED HEALTHCARE PRODUCTS, INC.

                                     /s/ Daniel C. Dunn
                                     --------------------------
                                     Daniel C. Dunn
                                      Chief Financial Officer

                                     Date: May 2, 2005

                                 EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
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

  99.1         Press Release dated May 2, 2005 announcing third quarter earnings.