Form 10-K
period 2005-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2005-09-28
CIK 874710

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR JUNE 30, 2005

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

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                 (314) 771-2400
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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12 b-2).  Yes. [ ]     No. [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Exchange Act Rule 12 b-2).  Yes. [ ]     No. [X]

     As of December 31, 2004, the last business day of the registrant's most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $24,591,726.

     As of September 28, 2005, there were 7,829,577 shares of common stock, $0.01 par value (the "Common Stock"), outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Proxy Statement to be dated October 14, 2005 (portion) (Part III)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        ALLIED HEALTHCARE PRODUCTS, INC.

                               INDEX TO FORM 10-K

                                                                                PAGE
                                                                                ----
                                       PART I
Item 1.           Business....................................................    2
Item 2.           Properties..................................................   10
Item 3.           Legal Proceedings...........................................   10
Item 4.           Submission of Matters to a Vote of Security Holders.........   10

                                      PART II
Item 5.           Market for Registrant's Common Stock and Related Stockholder
                  Matters.....................................................   11
Item 6.           Selected Financial Data.....................................   12
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................   13
Item 7A.          Quantitative and Qualitative Disclosures About Market
                  Risk........................................................   27
Item 8.           Financial Statements and Supplementary Data.................   28
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................   52
Item 9A.          Controls and Procedures.....................................   52
Item 9B.          Other Information...........................................   52

                                      PART III
Item 10.          Directors and Executive Officers of the Registrant..........   52
Item 11.          Executive Compensation......................................   52
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management..................................................   52
Item 13.          Certain Relationships and Related Transactions..............   52
Item 14.          Principal Accountant Fees and Services......................   52

                                      PART IV
Item 15.          Exhibits, Financial Statement Schedule, and Reports on Form
                  8-K.........................................................   53

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

MARKETS AND PRODUCTS

     In fiscal 2005, respiratory care products, medical gas equipment and emergency medical products represented approximately 27%, 56% and 17%, respectively, of the Company's net sales. In fiscal 2004, respiratory care products, medical gas equipment and emergency medical products represented approximately 26%, 57%, and 17%, respectively, of the Company's net sales. The Company operates in a single industry segment and its principal products are described in the following table:

                                                                               PRINCIPAL BRAND
PRODUCT                               DESCRIPTION                                   NAMES             PRIMARY USERS
-------                               -----------                            --------------------   -----------------
RESPIRATORY CARE PRODUCTS
  Respiratory                         Large volume compressors; ventilator   Timeter                Hospitals and
    Care/AnesthesiaProducts           calibrators; humidifiers and mist                             sub-acute
                                      tents; and CO(2) absorbent                                    facilities
  Home Respiratory Care Products      O2 cylinders; pressure regulators;     Timeter; B&F; Schuco   Patients at home
                                      nebulizers; portable large volume
                                      compressors; portable suction
                                      equipment and disposable respiratory
                                      products
MEDICAL GAS EQUIPMENT
  Construction Products               In-wall medical gas system             Chemetron; Oxequip     Hospitals and
                                      components; central station pumps                             sub-acute
                                      and compressors and headwalls                                 facilities
  Regulation Devices                  Flowmeters; vacuum regulators;         Chemetron; Oxequip;    Hospitals and
                                      pressure regulators and related        Timeter                sub-acute
                                      products                                                      facilities
  Disposable Cylinders                Disposable oxygen and gas cylinders    Lif-O-Gen              First aid
                                                                                                    providers and
                                                                                                    specialty gas
                                                                                                    distributors
  Suction Equipment                   Portable suction equipment and         Gomco; Allied;         Hospitals, sub-
                                      disposable suction canisters           Schuco                 acute facilities
                                                                                                    and homecare
                                                                                                    products
EMERGENCY MEDICAL PRODUCTS
  Respiratory/Resuscitation           Demand resuscitation valves; bag       LSP; Omni-Tech         Emergency service
                                      mask resuscitators; emergency                                 providers
                                      transport ventilators, oxygen
                                      regulators and SurgeX -- surge
                                      suppressing post valve
  Trauma and Patient Handling         Spine immobilization products;         LSP                    Emergency service
    Products                          pneumatic anti-shock garments and                             providers
                                      trauma burn kits

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

EMERGENCY MEDICAL PRODUCTS

     MARKET. Emergency medical products are used in the treatment of trauma-induced injuries. The Company's emergency medical products provide patient resuscitation or ventilation during cardiopulmonary resuscitation or respiratory distress as well as immobilization and treatment for burns. The Company has seen growth in the trauma care venue for health care services, as the trend continues toward providing health care outside the traditional hospital setting. The Company also expects that other countries will develop trauma care systems in the future, although no assurance can be given that such systems will develop or that they will have a favorable impact on the Company. Sales of emergency medical products are made through specialized emergency medical products distributors to ambulance companies, fire departments and emergency medical systems volunteer organizations.

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

     The sales force includes 24 medical gas specialists, 3 emergency specialists and 6 international sales representatives. Three product managers are responsible for the marketing activities of our product lines.

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

     Allied's international business represents a potential growth area that the Company has been pursuing. Allied's net sales to foreign markets totaled 17% of the Company's net sales in fiscal 2005, 17% of the Company's net sales in fiscal 2004, and 17% of the Company's net sales in fiscal 2003. International sales are made through a network of dealers, agents and U.S. exporters who distribute the Company's products throughout the world. Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East.

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

     During fiscal year 2005 the research and development group completed the design and released to manufacturing a new line of LSP regulators. These regulators are used by EMS personnel.

     The research and development group has also completed the design of a new hospital alarm system and gas manifold. These products will be released for sale in the 1(st) quarter of fiscal year 2006.

     As part of the agreement relating to the withdrawal of the Baralyme(R) product, Abbott has agreed to pay to Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. It is Allied's intention to pursue development of a new carbon dioxide absorption product. As of June 30, 2005 the Company had spent $22,000 to pursue development of a new carbon dioxide absorbent. It is the Company's expectation that this amount will be reimbursed by Abbott. More detailed information concerning this agreement is included in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Medical products shipped to the European Community require CE certification. The letters 'CE' are an abbreviation of Conformite Europeenne, French for European conformity. Whether or not FDA approval has been obtained, approval of a device by a comparable regulatory authority of a foreign country generally must be obtained prior to the commencement of marketing in those countries. The time required to obtain such approvals may be longer or shorter than that required for FDA approval. In addition, FDA approval may be required under certain circumstances to export certain medical devices.

     The Company has also received ISO 13485 Certification for medical device manufacturers in 2002.

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

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

     The company owns and maintains patents on several products it believes is useful to the business and provides the company with an advantage over its competitors. During fiscal 2005 the company was granted additional US and international patents on the SurgeX post valve. The company continues to pursue patents on the XTRA backboard, Construction alarm and several other products under development.

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

EMPLOYEES

     At June 30, 2005, the Company had approximately 412 full-time employees. Approximately 274 employees in the Company's principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2006.

     On August 27, 2004, Allied entered into an agreement with Abbott Laboratories ("Abbott") pursuant to which Allied agreed to cease production of its product Baralyme(R), and to affect the withdrawal of Baralyme(R) product held by distributors. The agreement permits Allied to pursue the development of a new carbon dioxide absorbent product. Baralyme(R), a carbon dioxide absorbent product, has been used safely and effectively in connection with inhalation anesthetics since its introduction in the 1920s. In recent years, the number of inhalation anesthetics has increased, giving rise to concerns regarding the use of Baralyme(R) in conjunction with these newer inhalation anesthetics if Baralyme(R) has been allowed, contrary to recommended practice, to become desiccated. The agreement also provides that, for a period of eight years, Allied will not manufacture, distribute, promote, market, sell, commercialize or donate any Baralyme(R) product or similar product based upon potassium hydroxide and will not develop or license any new carbon dioxide absorbent product containing potassium hydroxide. More detailed information concerning this agreement is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     On September 9, 2004 Allied entered into a Closedown Agreement with the International Chemical Union representing the employees at the Stuyvesant Falls, New York facility. The Company had advised the Union that the plant will be closed and all bargaining unit employees related to such operation would be permanently laid off, no later than October 15, 2004. The collective bargaining agreement expired and was terminated as of the closing date. The Company paid severance to those 12 bargaining unit employees on the active payroll as of August 27, 2004.

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

ITEM 2.  PROPERTIES

     The Company's headquarters are located in St. Louis, Missouri and the Company maintains manufacturing facilities in Missouri and New York. Set forth below is certain information with respect to the Company's manufacturing facilities at June 30, 2005.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Allied Healthcare Products, Inc. trades on the NASDAQ National market under the symbol AHPI. As of September 1, 2005, there were 201 record owners of the Company's Common Stock. The following tables summarize information with respect to the high and low closing prices for the Company's Common Stock as listed on the NASDAQ National market for each quarter of fiscal 2005 and 2004, respectively. The Company currently does not pay any dividend on its Common Stock.

COMMON STOCK INFORMATION

2005                                                          HIGH     LOW
----                                                          -----   -----
September quarter...........................................  $7.00   $4.51
December quarter............................................  $8.24   $5.83
March quarter...............................................  $6.46   $5.50
June quarter................................................  $8.15   $4.86
2004                                                          HIGH     LOW
----                                                          -----   -----
September quarter...........................................  $4.00   $2.90
December quarter............................................  $4.20   $3.00
March quarter...............................................  $5.88   $3.50
June quarter................................................  $6.93   $4.62

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                            YEAR ENDED JUNE 30,
                                              ------------------------------------------------
                                               2005      2004      2003       2002      2001
                                              -------   -------   -------   --------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Net sales...................................  $56,120   $59,103   $60,863   $ 60,415   $64,928
Cost of sales...............................   41,669    42,748    46,809     49,999    48,265
Gross profit................................   14,451    16,355    14,054     10,416    16,663
Selling, general and administrative
  expenses(4)...............................   11,843    12,660    13,551     12,786    14,573
Provision for product recall................       --        --        --        (40)       80
Impairment of goodwill(1)...................       --        --        --      9,600        --
Income (loss) from operations...............    2,608     3,695       503    (11,930)    2,010
Interest expense............................      123       550       831      1,054     1,530
Other, net..................................       43         8        41         41        74
Income (loss) before provision (benefit) for
  income taxes..............................    2,442     3,136      (369)   (13,025)      406
Provision (benefit) for income taxes(2).....      101     1,261      (211)    (1,294)      172
Net income (loss)...........................  $ 2,341   $ 1,875   $  (158)  $(11,731)  $   234
Basic earnings (loss) per share.............  $  0.30   $  0.24   $ (0.02)  $  (1.50)  $  0.03
Diluted earnings (loss) per share...........  $  0.29   $  0.23   $ (0.02)  $  (1.50)  $  0.03
Basic weighted average common shares
  outstanding...............................    7,822     7,816     7,814      7,809     7,807
Diluted weighted average common shares
  outstanding...............................    8,081     7,985     7,814      7,809     8,126

                                                                  JUNE 30,
                                               -----------------------------------------------
                                                2005      2004      2003      2002      2001
                                               -------   -------   -------   -------   -------
                                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA
Working capital..............................  $12,250   $10,992   $ 9,445   $ 9,371   $20,682
Total assets.................................   46,097    47,029    50,303    53,024    65,933
Short-term debt(3)...........................       --     1,245     5,409     7,985     1,169
Long-term debt (net of current portion)(3)...       --     2,366     4,612     4,135    11,019
Stockholders' equity.........................   38,862    36,453    34,567    34,725    46,440

---------------

(1) Impairment loss on goodwill. See Note 2 to the June 30, 2005 Consolidated Financial Statements for further discussion of goodwill. The Company recorded a goodwill impairment charge of $9.6 million in the fourth quarter of 2002.

(2) See Note 5 to the June 30, 2005 Consolidated Financial Statements for further discussion of the Company's effective tax rate.

(3) See Note 3 to the June 30, 2005 Consolidated Financial Statements for further discussion.

(4) During fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Prior to the adoption of this standard, goodwill amortization of $815 was recorded in 2001, which is included above in selling, general and administrative expenses.

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

     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company for the three fiscal years ended June 30, 2005. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data included elsewhere herein.

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

  REVENUE RECOGNITION:

     Revenue is recognized for all sales, including sales to agents and distributors, at the time products are shipped and title has transferred, provided that a purchase order has been received or a contract executed, there are not uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is reasonably assured. Sales discounts, returns and allowances are included in net sales, and the provision for doubtful accounts is included in selling, general and administrative expenses. Additionally, it is the Company's practice to include revenues generated from freight billed to customers in net sales with corresponding freight expense included in cost of sales in the consolidated statement of operations.

     The sales price is fixed by Allied's acceptance of the buyer's firm purchase order. The sales price is not contingent, or subject to additional discounts. Allied's standard shipment terms are "F.O.B. shipping point" as stated in Allied's Terms and Conditions of Sale. The customer is responsible for obtaining insurance for and bears the risk of loss for product in-transit. Additionally, sales to customers do not include the right to return merchandise without the prior consent of Allied. In those cases where returns are accepted, product must be current and restocking fees must be paid by the respective customer. A provision has been made for estimated sales returns and allowances. These estimates are based on historical analysis of credit memo data and returns.

     Allied does not provide installation services for its products. Most products shipped are ready for immediate use by the customer. The Company's in-wall medical system components, central station pumps and compressors, and headwalls do require installation by the customer. These products are typically purchased by a third-party contractor who is ultimately responsible for installation services. Accordingly, the customer purchase order or contract does not require customer acceptance of the installation prior to completion of the sale transaction and revenue recognition. Allied's standard payment terms are net 30 days from the date of shipment, and payment is specifically not subject to customer inspection of acceptance, as stated in Allied's Terms and Conditions of Sale. The buyer becomes obligated to pay Allied at the time of shipment. Allied requires credit applications from its customers and performs credit reviews to determine the creditworthiness of new customers. Allied requires letters of credit, where warranted, for international transactions. Allied also protects its legal rights under mechanics lien laws when selling to contractors.

     Allied does offer limited warranties on its products. The standard warranty period is one year; however, most claims occur within the first six months. The related liability resulting from these transactions is not significant. The Company's cost of providing warranty service for its products for the year ended June 30, 2005 and June 30, 2004 was $53,718 and $82,809, respectively.

  INVENTORY RESERVE FOR OBSOLETE AND EXCESS INVENTORY:

     Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years' usage on hand. This analysis considers those identified inventory items to determine, in management's best estimate, if parts can be used beyond one year, if there are alternate uses or at what values such parts may be disposed for. During the fiscal year ended June 30, 2002, the Company implemented this detailed analysis of inventory in conjunction with its long-term product planning process. This review indicated that the Company had experienced a significant decrease in sales during the years prior to fiscal 2002. Sales decreased from approximately $74.7 million for the fiscal year ended June 30, 1999 to $60.4 million for the fiscal year ended June 30, 2002. This decrease in sales reflected loss of market share, the effect of product lifecycles, and changes in product mix. In addition, changes were also made in the manufacturing processes of many of the Company's products to lower cost as the Company made changes to return to profitability. As a result, a large number of component parts were deemed to be obsolete, resulting in a $3.2 million charge to increase the Company's reserve for obsolete and excess inventory. Of the inventory that has been identified as excess and obsolete, most has been disposed. Only a small percentage has been sold. These sales have no impact on gross margins. At June 30, 2005 and 2004, inventory is recorded net of a reserve for obsolete and excess inventory of $1.3 million and $1.7 million, respectively.

  INCOME TAXES:

     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. See the discussion on page 20 regarding the reversal of the deferred tax asset valuation allowance in the fourth quarter of fiscal 2005.

  ACCOUNTS RECEIVABLE NET OF ALLOWANCES:

     Accounts receivable are recorded net of an allowance for doubtful accounts, which is determined based on an analysis of past due accounts including accounts placed with collection agencies, and an allowance for returns and credits, which is based on historical analysis of credit memo data and returns. At June 30, 2005 and 2004, accounts receivable is recorded net of allowances of $0.6 million.

  GOODWILL:

     At June 30, 2005 and 2004, the Company has goodwill of $15,979,830, resulting from the excess of the purchase price over the fair value of net assets acquired in business combinations. During fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which establishes new accounting and reporting standards for purchase business combinations and goodwill. As provided by SFAS No. 142, the Company ceased amortizing goodwill on July 1, 2001. During the first half of fiscal 2002, the Company performed the transitional impairment analysis of its goodwill as of the implementation date, following which the Company concluded that there was no impairment of goodwill at July 1, 2001. The Company completed the required initial annual impairment review of its goodwill at June 30, 2002, which due to declining sales and profitability, resulted in a goodwill impairment loss of $9,600,000.

     The Company conducts a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. The annual impairment test did not indicate a further impairment of goodwill at June 30, 2005 or June 30, 2004.

     Allied operates as one reporting unit and prepares its annual goodwill impairment test in that manner. None of our product lines constitute a business, as that term is defined in EITF 98-3. Most of our products are produced in one facility, and we do not produce separate financial statements for any part of our business. The goodwill impairment test is performed at June 30(th) of each year.

     The results of these annual impairment reviews are highly dependent on management's projection of future results of the Company and there can be no assurance that at the time such future reviews are completed a material impairment charge will not be recorded.

SIGNIFICANT FACTORS AFFECTING PAST AND FUTURE OPERATING RESULTS

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

     In consideration of the foregoing, Abbott agreed to pay Allied an aggregate of $5,250,000 of which $1,530,000 was paid on September 30, 2004 and the remainder payable in four equal annual installments of $930,000 due on July 1, 2005 through July 1, 2008. Allied has agreed with Abbott that in the event that it receives approval from the U.S. Food & Drug Administration for the commercial sale of a new carbon dioxide absorbent product not based upon potassium hydroxide prior to January 1, 2008, that Abbott will be relieved of any obligation to fund the $930,000 installment due July 1, 2008.

     The initial payment of $1,530,000 from Abbott was received on September 30, 2004. The agreement required Abbott to pay Allied $600,000 for reimbursement of Allied's cost incurred in connection with withdrawal of Baralyme(R) from the market, the disposal of such product, and severance payments payable as a result of such withdrawal. This payment by Abbott of $600,000 has been included in net sales during the year ended June 30, 2005, in accordance with the FASB's EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The Company is the primary obligor in the arrangement. It has sole authority to determine the method of withdrawal of Baralyme(R) and discretion in such matters as employee layoffs, disposal methods, and customer communications regarding the sale of replacement products. The costs of executing the withdrawal are the sole responsibility of the Company.

     The remaining $4,650,000 of the payments to be received from Abbott, including the $930,000 received on September 30, 2004, and $930,000 received on June 13, 2005, will be recognized into income, as net sales, over the eight-year term of the agreement. Allied has no further obligations under this agreement which would require the Company to repay these amounts or otherwise impact this accounting treatment. During the year ended June 30, 2005 $387,500 was recognized into income as net sales.

     A reconciliation of deferred revenue resulting from the agreement with Abbott, with the amounts received under the agreement, and amounts recognized as net sales is as follows:

                                                              TWELVE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                 2005       2004
                                                              -----------   -----
Beginning balance...........................................  $       --     $--
Payment Received from Abbott Laboratories...................   2,460,000      --
Revenue recognized as net sales.............................    (987,500)     --
                                                              ----------     ---
                                                               1,472,500      --
                                                              ----------     ---
Less -- Current portion of deferred revenue.................    (465,000)     --
                                                              ----------     ---
                                                              $1,007,500     $--
                                                              ==========     ===

     As a result of the agreement with Abbott, Allied has suspended manufacturing operations at its Stuyvesant Falls, New York facility. Costs associated with the withdrawal and suspension of operations at that location, including severance and benefit payments due union employees, have been and will be recorded in accordance with SFAS 146, "Accounting for the Costs Associated with Exit or Disposal Activities".

     On September 9, 2004 Allied entered into a Closedown Agreement with the International Chemical Union representing the employees at the Stuyvesant Falls, New York facility. The Company had advised the Union that the plant will be closed and all bargaining unit employees related to such operation would be permanently laid off, no later than October 15, 2004. The collective bargaining agreement expired and was terminated as of the closing date. The Company paid severance to those 12 bargaining unit employees on the active payroll as of August 27, 2004.

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

     During the fourth quarter of fiscal 2005, the Company recorded an adjustment of $1,444 to reflect an increase in the estimated product withdrawal cost and disposal cost, as disposal costs were more than originally estimated. Management does not expect further cash expenditures to be paid in connection with the Baralyme(R) product withdrawal.

     The following table reflects the activities related to the withdrawal of Baralyme(R) and subsequent suspension of operations at the Stuyvesant Falls, New York facility, and the accrued liabilities in the consolidated balance sheets at June 30, 2005. Changes to previous estimates have been reflected as "Provision adjustments" on the table below in the period the changes in estimates were made.

                                                         SEVERANCE
                                         INVENTORY TO     PAY AND     PRODUCT
                                        BE DISPOSED OF   BENEFITS    WITHDRAWAL     TOTAL
                                        --------------   ---------   ----------   ---------
Provision.............................    $ 200,000      $216,000    $ 184,000    $ 600,000
Cash Expenditures.....................    $(149,677)     $(85,431)   $(119,798)   $(354,906)
                                          ---------      --------    ---------    ---------
Balance at September 30, 2004.........    $  50,323      $130,569    $  64,202    $ 245,094
Cash Expenditures.....................    $ (66,079)     $(87,171)   $(128,479)   $(281,729)
Provision Adjustments.................    $  55,756      $ (2,852)   $  75,008    $ 127,912
                                          ---------      --------    ---------    ---------
Balance at December 31, 2004..........    $  40,000      $ 40,546    $  10,731    $  91,277
Cash Expenditures.....................    $ (35,732)     $(15,205)   $ (10,731)   $ (61,668)
Provision Adjustments.................           --            --           --           --
                                          ---------      --------    ---------    ---------
Balance at March 31, 2005.............    $   4,268      $ 25,341    $       0    $  29,609
Cash Expenditures.....................    $  (5,712)     $(25,341)   $       0    $ (31,053)
Provision Adjustments.................    $   1,444            --           --    $   1,444
                                          ---------      --------    ---------    ---------
Balance at June 30, 2005..............    $       0      $      0    $       0    $       0
                                          =========      ========    =========    =========

     In addition to the provisions of the agreement relating to the withdrawal of the Baralyme(R) product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of June 30, 2005 no amounts have been received, and $22,000 is receivable, as a result of product development activities.

     In 2004, Allied's sales of Baralyme(R) were approximately $2.0 million and contributed approximately $0.6 million in pre-tax earnings and cash flow from operations. The majority of the $5,250,000 Allied is to receive from Abbott will be recognized into income over the eight-year term of the agreement. The net cash flow expected to be realized by Allied under the agreement with Abbott is projected be substantially equivalent to the net cash flow Allied would have expected to realize from continued manufacture and sales of Baralyme(R) during the initial five years of the period.

RESULTS OF OPERATIONS

     Allied manufactures and markets respiratory products, including respiratory care products, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts and percentages of net sales attributable to respiratory care products, medical gas equipment and emergency medical products for the fiscal years ended June 30, 2005, 2004, and 2003.

                                                                   YEAR ENDED
                                                                 JUNE 30, 2005
                                                              --------------------
                                                                NET     % OF TOTAL
                                                               SALES    NET SALES
                                                              -------   ----------
                                                              DOLLARS IN THOUSANDS
Respiratory care products...................................  $15,454      27.5%
Medical gas equipment.......................................   31,302      55.8%
Emergency medical products..................................    9,364      16.7%
                                                              -------     -----
Total.......................................................  $56,120     100.0%
                                                              =======     =====

                                                                   YEAR ENDED
                                                                 JUNE 30, 2004
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

                                                               YEAR ENDED JUNE 30,
                                                              ---------------------
                                                              2005    2004    2003
                                                              -----   -----   -----
Net sales...................................................  100.0%  100.0%  100.0%
Cost of sales...............................................   74.3    72.3    76.9
                                                              -----   -----   -----
Gross profit................................................   25.7    27.7    23.1
Selling, general and administrative expenses................   21.1    21.4    22.3
Income from operations......................................    4.6     6.3     0.8
Interest expense............................................    0.2     1.0     1.4
Other, net..................................................    0.0     0.0     0.0
                                                              -----   -----   -----
Income (loss) before provision (benefit) for income taxes...    4.4     5.3    (0.6)
Provision (benefit) for income taxes........................    0.2     2.1    (0.3)
                                                              -----   -----   -----
Net income (loss)...........................................    4.2%    3.2%   (0.3)%
                                                              =====   =====   =====

  FISCAL 2005 COMPARED TO FISCAL 2004

     Net sales for fiscal 2005 of $56.1 million were $3.0 million or 5.1% less than net sales of $59.1 million in fiscal 2004. Domestically, sales decreased by $2.8 million dollars. Internationally, sales decreased by $0.2 million dollars. International business is dependent upon hospital construction projects, and the development of medical facilities in those regions in which the Company operates. Domestic sales include $1.0 million for the recognition into sales of payments resulting from the agreement with Abbott Laboratories, as discussed below.

     The overall decrease in net sales for the year is primarily the result of lower customer purchase order releases than in the prior year. Orders for the Company's products for the year ended June 30, 2005 of $58.2 million were $0.9 million or 1.5% lower than orders for the year ended June 30, 2004 of $59.1 million. However, customer purchase order releases were $3.4 million lower than in the prior year, leading to the majority of the decrease in sales for the year. Purchase order release lead times depend on the scheduling practices of the individual customers. The company expects a return to normal release patterns in fiscal 2006.

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

     Sales for the year ended June 30, 2005 include $387,500 for the recognition into sales of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme(R). Sales for the year ended June 30, 2005 also included recognition as sales of a one-time $600,000 payment from Abbott Laboratories for cost incurred in connection with the withdrawal of Baralyme(R) from the market, the disposal of such product, and severance payments payable of such withdrawal. In total, domestic sales include $1.0 million for recognition into sales of payments resulting from the agreement with Abbott Laboratories.

     Allied continues to sell Carbolime(R), a carbon dioxide absorbent with a different formulation than Baralyme(R). For the year ended June 30, 2005 the Company had carbon dioxide absorbent sales of Carbolime(R), of $2.0 million dollars, compared with $2.4 million for the year ended June 30, 2004.

     Respiratory care products sales in fiscal 2005 of $15.5 million were $0.2 million, or 1.3% less than sales of $15.7 million in the prior year. This decrease is primarily attributable to a decline in the sales of the Company's line of homecare products of approximately $0.6 million. The Company's efforts to maintain and increase market share in the homecare market has been hampered by delivery problems in prior years, price competition from foreign sourced products, and ineffective sales and marketing efforts for homecare. The Company has invested the personnel and systems to improve our telemarketing efforts, and continues to emphasize measures to reduce the cost of its products. Reported sales of respiratory care products benefited from the approximately $1.0 million recognized resulting from the agreement to cease the production and distribution of Baralyme(R). This was offset by the resulting $0.4 million decrease in the sale of carbon dioxide absorbent products.

     Medical gas equipment sales of $31.3 million in fiscal 2005 were $2.2 million, or 6.6% less than prior year levels of $33.5 million. Of this decrease, approximately $1.8 million is from a decrease of shipments of the Company's Construction products. The Company continues to believe that the market for construction products remains weaker than in the prior year, and that the Company has not lost market share in this project driven market. Internationally, sales of Medical gas equipment in fiscal 2005 were $0.1 million greater than in the prior year.

     Emergency medical product sales in fiscal 2005 of $9.4 million were $0.5 million or 5.1% less than fiscal 2004 sales of $9.9 million. International sales of Emergency medical products declined by $0.2 million, while domestic sales decreased by $0.3 million. However, orders for the Company's Emergency Products are higher than in the prior year. Orders for Emergency Medical Products increased from $9.2 million in fiscal 2004 to $9.6 in fiscal 2005. The Company believes that orders for these products have been favorably impacted by Federal Homeland Security funding for emergency responders. In addition, the Company has reorganized this area replacing the sales manager and two of the three sales specialists, domestically.

     International sales, which are included in the product lines discussed above, decreased $0.2 million, or 2.0%, to $9.7 million in fiscal 2005 compared to sales of $9.9 million in fiscal 2004. As discussed above, the Company's international shipments are dependent on hospital construction projects and the expansion of medical care in those regions. In fiscal 2005, international shipments of medical gas equipment increased by $0.1 million dollars. This was offset by a $0.1 million decrease in the sale of Respiratory care products, and a decrease in sale of Emergency medical products by $0.2 million dollars.

     Gross profit in fiscal 2005 was $14.5 million, or 25.7% of sales, compared to a gross profit of $16.4 million, or 27.7% of sales in fiscal 2004. The change in gross profit percentage is primarily attributable to lower absorption rates for fixed cost due to lower sales and production in fiscal 2005 than in the prior year.

Cost of sales for the year ended June 30, 2005 does include approximately $0.7 million in cost incurred in connection with the withdrawal of Baralyme(R), including related severance costs. In addition, gross profit for the year ended June 30, 2004 benefited by a $243,248 distribution representing the Company's membership interest in the liquidation of the General American Mutual Holding Company, the Company's former health care benefit provider. During 2005, the Company received a distribution of $47,126, which is included in the Company's gross profit. The Company's gross profit did benefit from an approximately $0.4 million decrease in worker's compensation and property insurance expense due to the improved safety performance of the Company. The Company continues to control cost and actively pursue methods to reduce its cost. The Company invested $0.5 million in capital expenditures in fiscal 2003, $0.6 million in fiscal 2004, and $0.4 million in fiscal 2005 for manufacturing equipment, which continues to decrease production costs and improve efficiencies for several product lines.

     Selling, General, and Administrative ("SG&A") expenses for fiscal 2005 were $11.8 million, a decrease of $0.9 million over SG&A expenses of $12.7 million in fiscal 2004. Personnel cost, including salaries and benefits, were approximately $0.6 million lower in fiscal 2005 than in the prior year. This decrease is due to the workforce reduction which occurred in the first quarter of fiscal 2004, as well as reductions in incentive compensation to the Company sales force as a result of lower sales. Insurance costs are approximately $0.2 million lower than in the prior year as a result of lower negotiated insurance rates on product liability insurance. In addition, due to continued strong accounts receivable performance and collection experience, bad debt expense is approximately $0.3 million lower than in the prior year. These savings were partially offset, by approximately $0.2 million in increases in spending covering several areas, including audit fees and consulting.

     On July 28(th), 2003 the Company announced a workforce reduction of 14 positions from its managerial and administrative staff and 5 positions from its production group. This reduction resulted in severance pay of approximately $73,000, which was paid in the first quarter of fiscal 2004. These payments are reflected in selling, general, and administrative expenses for the year ended June 30, 2004.

     Interest expense decreased by $0.5 million, or 83.3%, to $0.1 million in fiscal 2005 from $0.6 million in fiscal 2004. Interest expense has been reduced due to reductions in debt. During Fiscal 2005, debt was reduced from $3.6 million to zero.

     The Company had income of $2.4 million before taxes for fiscal 2005, compared to income of $3.1 million before taxes for fiscal 2004. The Company recorded an income tax provision of $0.1 million in fiscal 2005, compared to an income tax provision of $1.3 million in fiscal 2004.

     In 2005, the Company realized a tax benefit of $1.1 million from the reversal of deferred tax asset valuation allowances related primarily to tax net operating loss carryforwards acquired in 1995 in conjunction with the acquisition of Bicore Monitoring Systems, Inc. The tax laws in 1995 placed restrictions on the use of these net operating loss carryforwards, making it unlikely that the Company would realize the net operating loss carryforwards to offset future taxes. A deferred tax asset and corresponding valuation allowance have not been previously disclosed. The tax laws were changed in 1999, making these net operating loss carryforwards available for utilization on a consolidated basis from that time forward. However, beginning in 1999, the Company was not profitable and could not realize the benefit of these net operating loss carryforwards. The Company reported losses in 1999, 2000, 2002, and 2003. Although the Company did have taxable income in 2001 and 2004, management concluded that this did not represent sufficient positive evidence that the underlying deferred tax assets were more likely than not realizable, based primarily on the significant amount of cumulative losses in prior years and uncertainty of future profitability.

     During the fourth quarter of 2005 the Company reviewed its performance during 2004 and 2005, as well as its projections for taxable income in 2006. Due to the Company's return to profitability, the Company reversed deferred tax asset valuation allowances of $1.1 million due to management's conclusion that it was more likely than not that we would realize the underlying deferred tax assets. For further discussion of the Company's income tax calculation please refer to Note 5 of the "Notes to Consolidated Financial Statements" section included in this Form 10-K.

     Net income in fiscal 2005 was $2.3 million or $0.30 per basic and $0.29 per diluted earnings per share, an increase of $0.4 million from net income of $1.9 million, or $0.24 per basic and $0.23 per diluted earnings per share in fiscal 2004. In 2005, the weighted number of shares used in the calculation of basic earnings per share was 7,821,943 and the weighted number of shares used in the calculation of diluted earnings per share was 8,080,890. In 2004, the weighted number of shares used in the calculation of basic earnings per share was 7,816,416 and the weighted number of shares used in the calculation of diluted earnings per share was 7,984,761.

  FISCAL 2004 COMPARED TO FISCAL 2003

     Net sales for fiscal 2004 of $59.1 million were $1.8 million or 3.0% less than net sales of $60.9 million in fiscal 2003. Domestically, sales decreased by $1.1 million dollars. Domestically, sales increased in all regions of the country except in the Company's Eastern Region. Of this $1.1 million decrease in domestic sales, $1.6 million dollars is attributable to the Company's "Eastern Region" (primarily the northeastern United States). The Company believes that this decrease in sales was, in part, due to ineffective performance of our sales organization in that region. The Company has taken action to correct that problem, reorganizing its sales force in that area. The Company does not believe that it has permanently lost market share in that region, and feels that sales in that region should return to normal levels.

     Internationally, sales decreased by $0.7 million dollars. International business is dependent upon hospital construction projects, and the development of medical facilities in those regions in which the Company operates. The $0.7 million dollar decrease in international shipments includes a $0.4 million dollar decrease in sales to Latin America, where economic progress has been uneven over the last several years. The Company expects this market to grow in future years. In addition, 2003 sales to the Far East included several construction product projects which did not repeat in 2004. Sales to the Far East declined by approximately $0.3 million in 2004.

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

     Selling, General, and Administrative ("SG&A") expenses for fiscal 2004 were $12.7 million, a decrease of $0.9 million over SG&A expenses of $13.6 million in fiscal 2003. This decrease is the result of two main factors. On July 28(th), 2003 the Company announced an immediate workforce reduction of 14 positions from its managerial and administrative staff. SG&A expenses decreased $0.8 million during fiscal 2004 primarily from this staff reduction. The Company's SG&A expenses decreased by $0.3 million as a result of a decrease in the cost of property and casualty insurance. These decreases were partially offset by increases in other SG&A expenses, including a $0.1 million increase in bad debt expense.

     The workforce reduction of 14 positions was not part of a formal restructuring plan pursuant to SFAS 146. This reduction was an employee layoff due to declining sales. This workforce reduction did not change either the scope of a business undertaken by Allied Healthcare Products or the manner in which business is conducted. Furthermore, this workforce reduction did not result from a sale or termination of a line of business, the closure of a business location, a change in management structure, or a fundamental reorganization of the company as stated in IAS 37 paragraph 70.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth selected information concerning Allied's financial condition at June 30:

DOLLARS IN THOUSANDS                                       2005      2004      2003
--------------------                                      -------   -------   -------
Cash & cash equivalents.................................  $   318   $     8   $    12
Working Capital.........................................  $12,250   $10,993   $ 9,445
Total Debt..............................................  $     0   $ 3,612   $10,022
Current Ratio...........................................   2.97:1    2.38:1    1.84:1

     The Company's working capital was $12.2 million at June 30, 2005 compared to $11.0 million at June 30, 2004. The current portion of long-term debt decreased by $1.2 million, reflecting the reduction in the Company's revolver debt. Accounts payable decreased by $1.0 million during fiscal 2005. Cash and cash equivalents increased by $0.3 million. During fiscal 2005, these increases in working capital were offset by several other changes. Current deferred revenue increased by approximately $0.5 million as a result of the agreement with Abbott. Accounts receivable decreased to $7.2 million at June 30, 2005, down $0.4 million from $7.6 million at June 30, 2004. This decrease is due to a decrease in sales. Accounts receivable as measured in days sales outstanding ("DSO") remained constant at 46 DSO for the current and prior year. Inventory declined by $0.3 million as a result of the Company's inventory reduction programs. The Company's inventory reduction programs involve consistent, detailed management review of order quantities, lead times, safety stocks, inventory levels, and other material planning parameters. These reviews have allowed the Company to better control its inventory levels, resulting in a $2.4 million decrease in inventory over the last three fiscal years. We do not expect these programs to significantly further reduce inventory levels. The current liability for deferred income taxes increased by approximately $0.3 million. Income taxes receivable was reduced by $0.1 million as the Company received a federal tax refund resulting from the carry back of prior year losses.

     The Company's working capital was $11.0 million at June 30, 2004 compared to $9.5 million at June 30, 2003. Inventory declined by $1.2 million as a result of the Company's inventory reduction programs. Accounts receivable decreased to $7.6 million at June 30, 2004, down $0.2 million from $7.8 million at June 30, 2003. This decrease in accounts receivable is a result of improvements in collection performance and a decrease in sales. Accounts receivable as measured in days sales outstanding ("DSO") decreased to 46 DSO from 48 DSO the prior year. Income taxes receivable was reduced by $0.3 million as the Company received a federal tax refund resulting from the carry back of prior year losses. Accounts payable increased by $0.9 million during fiscal 2004, as a result of decreased purchases during the fourth quarter of fiscal 2003, from the Company's inventory reduction programs. These reductions in working capital were offset by a reduction in the current portion of long-term debt. The current portion of long-term debt decreased by $4.2 million reflecting the reduction in the Company's revolver debt.

     The net increase in cash for the fiscal year ended June 30, 2005 was $0.3 million. The net decrease in cash for the fiscal year ended June 30, 2004 was $3,760. The net increase in cash for the fiscal year ended June 30, 2003 was $11,216. Net cash provided by operating activities was $4.3 million for fiscal 2005. Net cash provided by operating activities was $7.0 million and $2.6 million for fiscal 2004 and 2003, respectively.

     Cash flows provided by operating activities for the fiscal year ended June 30, 2005 consisted of a net income of $2.3 million, supplemented by $1.2 million in non-cash charges to operations for amortization and depreciation. Changes in working capital and deferred tax accounts favorably impacted cash flow from operations by $0.8 million. Cash flow was used to reduce debt and capital lease obligations by $3.6 million and make capital expenditures of $0.4 million.

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

     On April 24, 2002, the Company entered into a credit facility arrangement with LaSalle Bank National Association (the "Bank"), which was subsequently amended on September 26, 2002. The credit facility provided for total borrowings up to $19.0 million; consisting of up to $15.0 million through a revolving credit facility and up to $4.0 million under a term loan. The entire credit facility accrued interest at prime plus 0.75%. The term loan may be drawn against for capital expenditures during the first six months of the term of the credit facility. Repayment of the term loan began on October 24, 2002, with principal and interest due in equal monthly installments over five years (subject to payment in full at the maturity of the credit facility if that facility is not renewed or extended). The credit facility is collateralized by substantially all of the assets of the Company. The original maturity date of the new facility was April 24, 2005. The credit facility was further amended on September 26, 2003, August 25, 2004, and September 1, 2005 as described below.

     The revolving credit facility provided for a borrowing base of 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $7.0 million, subject to reserves as established by the Bank. At June 30, 2005, $9.2 million was available under the revolving credit facility for additional borrowings. The credit facility calls for a 0.25% commitment fee payable quarterly based on the average daily unused portion of the revolving credit facility. The revolving credit facility also provides for a commitment guaranty of up to $5.0 million for letters of credit and requires a per annum fee of 2.50% on outstanding letters of credit. At June 30, 2005 and 2004, the Company had no letters of credit outstanding. Any outstanding letters of credit decreases the amount available for borrowing under the revolving credit facility. The weighted average interest rate on the revolving credit facility was 5.05% and 4.95% for the years ended June 30, 2005 and 2004, respectively.

     Under the terms of the amended credit facility, the Company is required to be in compliance with certain financial covenants pertaining to stockholders' equity, capital expenditures and net income. At June 30, 2003, the Company was in violation of its EBITDA (net income after taxes, plus interest expense, income tax expense, and depreciation and amortization) covenant which were waived by the bank in a letter dated on September 26, 2003. On September 26, 2003, the Bank further amended the Company's credit facility. The Bank amended various financial covenants in conjunction with the amended credit facility including a reduction in the required fixed coverage charge ratio and the elimination of the EBITDA covenant. In addition, the outstanding loans under the amended credit facility will bear interest at an annual interest rate of 1.00% plus the Bank's prime rate. In conjunction with these amendments to the Company's credit facility, the Bank extended the maturity on the Company's term loan on real estate from August 1, 2003 to April 24, 2005. Amortization on the real estate term loan shall continue on a five-year schedule with equal monthly payments of $49,685. The real estate term loan will bear interest at an annual interest rate of 1.00% plus the Bank's prime rate. The Company also received a waiver from the Bank for its covenant violations pertaining to its EBITDA covenant, which the Company was in default of on June 30, 2003. Additionally, the terms of the new credit facility restrict the Company from the payment of dividends on any class of its stock.

     On August 27, 2004, the Bank and the Company agreed to a further amendment of the credit facility. In conjunction with these amendments to the Company's credit facility, the Bank extended the maturity on the Company's term loan on real estate, the Company's revolving credit facility, and term loan on capital expenditures from April 24, 2005 to April 24, 2007. The total available borrowing for the revolving credit facility was reduced from $15 million to $10 million. The entire credit facility was amended to accrue interest at the Bank's prime rate. The prime rate was 6.25% on June 30, 2005. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company's funded debt to EBITDA exceeds 1.5. The amended credit facility also provides the Company with a rate of LIBOR plus 2.25%, at the Company's option. The optional LIBOR rate may increase from LIBOR plus 2.25% to LIBOR plus 3.00% based on the Company's fixed charge coverage ratio. The 90-day LIBOR rate was 3.70% at June 30, 2005. Amortization on the real estate term loan was to continue on a five-year schedule with equal monthly payments of $49,685. The real estate loan was retired on September 30, 2004. Amortization on the capital expenditure term loan was to continue on a five-year schedule with equal monthly payments of $50,772. The capital expenditure loan was retired on April 14, 2005.

     The credit facility requires lockbox arrangement, which provide for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's Emerging Issues Task Force Issue 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year. Additionally, the Bank has not notified the Company of any indication of a MAE at June 30, 2005.

     At June 30, 2005 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long-term debt.

     The Company was in compliance with all of the financial covenants associated with its credit facility at June 30, 2005.

     On August 25, 2005, the Board of Directors authorized repurchases of shares of the Company's common stock pursuant to open market transactions in accordance with Rule 10b-18 under the Securities Exchange Act or in privately negotiated block transactions. The authorization permits repurchases from time to time until June 30, 2007 at the discretion of the Chairman of the Board or the President and Chief Executive Officer. The authorization permits up to $1.0 million to be applied to such repurchases. No specific number of shares are sought in connection with the authorization. The Company received the consent of the Bank for this authorized repurchase.

     On September 1, 2005, the Bank and the Company agreed to a further amendment of the credit facility. In conjunction with these amendments to the Company's credit facility, the Bank extended the maturity on the Company's revolving credit facility from April 24, 2007 to September 1, 2008. The entire credit facility continues to accrue interest at the Bank's prime rate. The prime rate was 6.50% on September 1, 2005. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company's funded debt to EBITDA exceeds 2.5. The amended credit facility also provides the Company with a rate of LIBOR plus 1.75%, at the Company's option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company's fixed charge coverage ratio. The 90-day LIBOR rate was 3.76% at September 1, 2005.

     The following table summarizes the Company's cash obligations at June 30, 2005:

                                                            PAYMENT DUE BY PERIOD
                                                       --------------------------------
                                                                  LESS THAN
CONTRACTUAL OBLIGATIONS                                 TOTAL      1 YEAR     1-3 YEARS
-----------------------                                --------   ---------   ---------
Long-Term Debt.......................................        --         --          --
Capital Lease Obligations............................        --         --          --
Operating Leases.....................................  $395,746   $220,485    $175,261
Unconditional Purchase Obligations...................        --         --          --
Other Long-Term Obligations..........................        --         --          --
                                                       --------   --------    --------
Total Contractual Cash Obligations...................  $395,746   $220,485    $175,261
                                                       ========   ========    ========

     Capital expenditures, net of capital leases, were $0.4 million, $0.6 million and $0.5 million in fiscal 2005, 2004, and 2003, respectively. The Company believes that cash flows from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures of $0.7 million in 2006. Cash flows from operations may be negatively impacted by decreases in sales, market conditions, and adverse changes in working capital.

     In the event that economic conditions were to severely worsen for a protracted period of time, we believe that our borrowing capacity under our credit facilities will provide sufficient financial flexibility. The Company would have options available to ensure liquidity in addition to increased borrowing. Capital expenditures, which are budgeted at $0.7 million for the fiscal year ended June 30, 2006, could be postponed. At June 30, 2005, the Company had no bank debt. Based on the Company's current level of debt, and performance, debt would bear interest at the Bank's prime rate. The Company's agreement with the Bank does include provisions for higher interest rates at higher debt levels and different levels of Company performance.

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

     The following table sets forth selected operating results for the eight quarters ended June 30, 2005. The information for each of these quarters is unaudited, but includes all normal recurring adjustments which the Company considers necessary for a fair presentation thereof. These operating results, however, are not necessarily indicative of results for any future period. Further, operating results may fluctuate as a result of the timing of orders, the Company's product and customer mix, the introduction of new products by the Company and its competitors, and overall trends in the health care industry and the economy. While these patterns have an impact on the Company's quarterly operations, the Company is unable to predict the extent of this impact in any particular period.

                                                                 THREE MONTHS ENDED,
                        -----------------------------------------------------------------------------------------------------
                         JUNE 30,      MARCH 31,     DEC. 31,   SEPT. 30,    JUNE 30,      MARCH 31,     DEC. 31,   SEPT. 30,
                           2005           2005         2004       2004         2004           2004         2003       2003
                        -----------   ------------   --------   ---------   -----------   ------------   --------   ---------
                                                     DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
Net sales.............    $14,184       $14,328      $13,668     $13,940      $15,261       $14,957      $15,077     $13,808
Gross profit..........      3,899         3,732        3,413       3,407        4,638         4,212        4,108       3,397
Income from
  operations..........      1,055           719          356         478        1,547          1157          774         217
Net income............      1,513           408          184         236          861           627          384           3
Basic earnings per
  share...............       0.19          0.05         0.02        0.03         0.11          0.08         0.05        0.00
Diluted earnings per
  share...............       0.19          0.05         0.02        0.03         0.10          0.08         0.05        0.00

     Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 has not had a material impact on the Company's results of operations, financial position or cash flows.

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

     In December 2002, the FASB issued SFAS No. 148 ,"Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FAS 123," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Adoption of SFAS No. 148 did not have a material impact on the Company's results of operations, financial position or cash flows.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 provides guidance on distinguishing between liability and equity instruments and accounting for instruments that have characteristics of both. SFAS No. 150 requires specific types of freestanding financial instruments to be classified as liabilities including mandatory redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets and certain obligations to issue a variable number of shares. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 is effective July 1, 2003. Adoption of SFAS No. 150 did not have a material impact on the Company's results of operations, financial position or cash flows.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS No. 151 requires the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS No. 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The Company is currently assessing the impact of the adoption of SFAS No. 151 on its results of operations and financial condition.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The Company has adopted the modified prospective method beginning July 1, 2005. Based on stock options currently outstanding, the expected gross compensation cost will total $76,659 over the next four fiscal years.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 2005, the Company did not have any debt outstanding. The revolving credit facility, capital expenditure and real estate loan bear an interest rate using the commercial bank's "floating reference rate" or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

     The Company had no holdings of derivative financial or commodity instruments at June 30, 2005. Allied Healthcare Products has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following described consolidated financial statements of Allied Healthcare Products, Inc. are included in response to this item:

     Reports of Independent Registered Public Accounting Firms.

          Consolidated Statement of Operations for the fiscal years ended June 30, 2005, 2004 and 2003.

          Consolidated Balance Sheet for the fiscal years ended June 30, 2005 and 2004.

          Consolidated Statement of Changes in Stockholders' Equity for the fiscal years ended June 30, 2005, 2004 and 2003.

          Consolidated Statement of Cash Flows for the fiscal years ended June 30, 2005, 2004 and 2003.

     Notes to Consolidated Financial Statements.

          Schedule of Valuation and Qualifying Accounts and Reserves for the years ended June 30, 2005, 2004 and 2003.

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders Allied Healthcare Products, Inc.

     We have audited the accompanying consolidated balance sheet of Allied Healthcare Products, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule of valuation and qualifying accounts and reserves for the years ended June 30, 2005 and 2004. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Healthcare Products, Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ RubinBrown LLP

St. Louis, Missouri
August 12, 2005, except for Notes 3 and 13, as to which the date is September 1, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Allied Healthcare Products, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allied Healthcare Products, Inc. and its subsidiaries at June 30, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index represents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

St. Louis, Missouri
September 26, 2003

                        ALLIED HEALTHCARE PRODUCTS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  YEAR ENDED JUNE 30,
                                                        ---------------------------------------
                                                           2005          2004          2003
                                                        -----------   -----------   -----------
Net sales.............................................  $56,120,150   $59,103,313   $60,863,358
Cost of sales.........................................   41,669,290    42,748,342    46,809,726
                                                        -----------   -----------   -----------
Gross profit..........................................   14,450,860    16,354,971    14,053,632
Selling, general and administrative expenses..........   11,843,037    12,660,358    13,550,592
                                                        -----------   -----------   -----------
Income from operations................................    2,607,823     3,694,613       503,040
                                                        -----------   -----------   -----------
Other expenses:
  Interest expense....................................      123,076       550,158       830,838
  Other, net..........................................       42,604         8,378        41,135
                                                        -----------   -----------   -----------
                                                            165,680       558,536       871,973
                                                        -----------   -----------   -----------
Income (loss) before provision (benefit) for income
  taxes...............................................    2,442,143     3,136,077      (368,933)
Provision (benefit) for income taxes..................      100,779     1,261,424      (211,374)
                                                        -----------   -----------   -----------
Net income (loss).....................................  $ 2,341,364   $ 1,874,653   $  (157,559)
                                                        ===========   ===========   ===========
Basic income (loss) per share:........................  $      0.30   $      0.24   $     (0.02)
Diluted income (loss) per share:......................  $      0.29   $      0.23   $     (0.02)
                                                        ===========   ===========   ===========
Weighted average shares outstanding -- Basic..........    7,821,943     7,816,416     7,813,932
                                                        -----------   -----------   -----------
Weighted average shares outstanding -- Diluted........    8,080,890     7,984,761     7,813,932
                                                        -----------   -----------   -----------

          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                       JUNE 30,
                                                              ---------------------------
                                                                  2005           2004
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $    317,775   $      8,256
  Accounts receivable, net of allowances of $565,000 and
     $585,000, respectively.................................     7,215,799      7,598,969
  Inventories, net..........................................    10,775,550     11,095,171
  Income tax receivable.....................................            --        130,548
  Other current assets......................................       168,431        127,127
                                                              ------------   ------------
       Total current assets.................................    18,477,555     18,960,071
                                                              ------------   ------------
  Property, plant and equipment, net........................    11,308,866     11,999,927
  Goodwill..................................................    15,979,830     15,979,830
  Other assets, net.........................................       330,969         88,867
                                                              ------------   ------------
       Total assets.........................................  $ 46,097,220   $ 47,028,695
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  2,110,599   $  3,125,593
  Current portion of long-term debt.........................            --      1,245,484
  Deferred income taxes.....................................       711,416        389,644
  Deferred revenue..........................................       465,000             --
  Other accrued liabilities.................................     2,940,763      3,206,603
                                                              ------------   ------------
       Total current liabilities............................     6,227,778      7,967,324
                                                              ------------   ------------
Deferred income taxes.......................................            --        242,478
                                                              ------------   ------------
Deferred revenue............................................     1,007,500             --
Long-term debt..............................................            --      2,366,076
                                                              ------------   ------------
Commitments and contingencies (Notes 4 and 9)
Stockholders' equity:
  Preferred stock; $0.01 par value; 1,500,000 shares
     authorized; no shares issued and outstanding...........            --             --
  Series A preferred stock; $0.01 par value; 200,000 shares
     authorized; no shares issued and outstanding...........            --             --
  Common stock; $0.01 par value; 30,000,000 shares
     authorized; 10,133,069 shares issued and 7,829,577
     shares outstanding at June 30, 2005 and 10,121,924
     shares issued and 7,818,432 shares outstanding at June
     30, 2004...............................................       101,331        101,220
  Additional paid-in capital................................    47,109,143     47,041,493
  Retained earnings.........................................    12,382,896     10,041,532
  Less: treasury stock, at cost; 2,303,492 shares at June
     30, 2005 and 2004 respectively.........................   (20,731,428)   (20,731,428)
                                                              ------------   ------------
       Total stockholders' equity...........................    38,861,942     36,452,817
                                                              ------------   ------------
       Total liabilities and stockholders' equity...........  $ 46,097,220   $ 47,028,695
                                                              ============   ============

          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                          ADDITIONAL
                                COMMON      PAID-IN      RETAINED
                                STOCK       CAPITAL      EARNINGS     TREASURY STOCK      TOTAL
                               --------   -----------   -----------   --------------   -----------
Balance, June 30, 2002.......  $101,175   $47,030,549   $ 8,324,438    $(20,731,428)   $34,724,734
Net loss for the year ended
  June 30, 2003..............        --            --      (157,559)             --       (157,559)
                               --------   -----------   -----------    ------------    -----------
Balance, June 30, 2003.......   101,175    47,030,549     8,166,879     (20,731,428)    34,567,175
Issuance of common stock.....        45        10,944            --              --         10,989
Net income for the year ended
  June 30, 2004..............        --            --     1,874,653              --      1,874,653
                               --------   -----------   -----------    ------------    -----------
Balance, June 30, 2004.......   101,220    47,041,493    10,041,532     (20,731,428)    36,452,817
Issuance of common stock.....       111        67,650            --              --         67,761
Net income for the year ended
  June 30, 2005..............        --            --     2,341,364              --      2,341,364
                               --------   -----------   -----------    ------------    -----------
Balance, June 30, 2005.......  $101,331   $47,109,143   $12,382,896    $(20,731,428)   $38,861,942
                               ========   ===========   ===========    ============    ===========

          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                YEAR ENDED JUNE 30,
                                                     ------------------------------------------
                                                         2005           2004           2003
                                                     ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss)................................  $  2,341,364   $  1,874,653   $   (157,559)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization...............     1,152,891      1,306,571      1,168,326
       Stock based compensation....................        67,761             --             --
       Provision for doubtful accounts.............        36,611        181,489         36,569
       Deferred income taxes.......................      (188,493)     1,209,753        268,771
       Changes in operating assets and liabilities:
          Accounts receivable......................       346,559        (41,481)       902,474
          Inventories..............................       319,621      1,179,801        925,949
          Income tax receivable....................       130,548        261,711        353,636
          Other current assets.....................       (41,304)        22,868         13,515
          Accounts payable.........................    (1,014,994)       932,876     (1,234,085)
          Deferred revenue.........................     1,472,500             --             --
          Other accrued liabilities................      (265,840)        97,622        357,008
                                                     ------------   ------------   ------------
     Net cash provided by operating activities.....     4,357,224      7,025,863      2,634,604
                                                     ------------   ------------   ------------
Cash flows from investing activities:
  Capital expenditures.............................      (436,145)      (630,548)      (524,450)
                                                     ------------   ------------   ------------
     Net cash used in investing activities.........      (436,145)      (630,548)      (524,450)
                                                     ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt.........            --             --      1,799,966
  Proceeds from issuance of common stock...........            --         10,989             --
  Payment of long-term debt........................    (2,366,076)    (2,246,236)      (763,104)
  Payment of capital lease obligations.............            --             --       (192,425)
  Borrowings under revolving credit agreements.....    57,930,212     57,628,047     63,069,229
  Payments under revolving credit agreements.......   (59,175,696)   (61,791,875)   (66,012,604)
                                                     ------------   ------------   ------------
     Net cash used in financing activities.........    (3,611,560)    (6,399,075)    (2,098,938)
                                                     ------------   ------------   ------------
Net increase (decrease) in cash and equivalents....       309,519         (3,760)        11,216
Cash and cash equivalents at beginning of year.....         8,256         12,016            800
                                                     ------------   ------------   ------------
Cash and cash equivalents at end of year...........  $    317,775   $      8,256   $     12,016
                                                     ============   ============   ============
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest......................................  $    131,394   $    566,571   $    830,228
     Income taxes..................................  $    693,650   $    138,581   $      9,375

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

  REVENUE RECOGNITION

     Revenue is recognized for all sales, including sales to agents and distributors, at the time products are shipped and title has transferred, provided that a purchase order has been received or a contract executed, there are not uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is reasonably assured. Sales discounts, returns and allowances are included in net sales, and the provision for doubtful accounts is included in selling, general and administrative expenses. Additionally, it is the Company's practice to include revenues generated from freight billed to customers in net sales with corresponding freight expense included in cost of sales in the consolidated statement of operations.

     The sales price is fixed by Allied's acceptance of the buyer's firm purchase order. The sales price is not contingent, or subject to additional discounts. Allied's standard shipment terms are "F.O.B. shipping point" as stated in Allied's Terms and Conditions of Sale. The customer is responsible for obtaining insurance for and bears the risk of loss for product in-transit. Additionally, sales to customers do not include the right to return merchandise without the prior consent of Allied. In those cases where returns are accepted, product must be current and restocking fees must be paid by the respective customer. A provision has been made for estimated sales returns and allowances. These estimates are based on historical analysis of credit memo data and returns.

     Allied does not provide installation services for its products. Most products shipped are ready for immediate use by the customer. The Company's in-wall medical system components, central station pumps and compressors, and headwalls do require installation by the customer. These products are typically purchased by a third-party contractor who is ultimately responsible for installation services. Accordingly, the customer purchase order or contract does not require customer acceptance of the installation prior to completion of the sale transaction and revenue recognition. Allied's standard payment terms are net 30 days from the date of shipment, and payment is specifically not subject to customer inspection of acceptance, as

                        ALLIED HEALTHCARE PRODUCTS, INC.

stated in Allied's Terms and Conditions of Sale. The buyer becomes obligated to pay Allied at the time of shipment. Allied requires credit applications from its customers and performs credit reviews to determine the creditworthiness of new customers. Allied requires letters of credit, where warranted, for international transactions. Allied also protects its legal rights under mechanics lien laws when selling to contractors.

     Allied does offer limited warranties on its products. The standard warranty period is one year; however, most claims occur within the first six months. The related liability resulting from these transactions is not significant. The Company's cost of providing warranty service for its products for the year ended June 30, 2005 and June 30, 2004 was $53,718 and $82,809, respectively.

  CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. Book cash overdrafts on the Company's disbursement accounts totaling $639,403 are included in accounts payable at June 30, 2004.

  FOREIGN CURRENCY TRANSACTIONS

     Allied has international sales which are denominated in U.S. dollars, the functional currency for these transactions.

  ACCOUNTS RECEIVABLE AND CONCENTRATIONS OF CREDIT RISK

     Accounts receivable are recorded at the invoiced amount. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses based on past experience and an analysis of current amounts due, and historically such losses have been within management's expectations. The Company's customers can be grouped into three main categories: medical equipment distributors, construction contractors and health care institutions. At June 30, 2005 the Company believes that it has no significant concentration of credit risk.

  INVENTORIES

     Inventories are stated at the lower of cost, determined using the last-in, first-out ("LIFO") method, or market. If the first-in, first-out method (which approximates replacement cost) had been used in determining cost, inventories would have been $1,238,678 and $1,087,952 higher at June 30, 2005 and 2004, respectively. Changes in the LIFO reserve are included in cost of sales. Cost of sales were reduced by $136,255, $319,742, and $270,226 in fiscal 2005, 2004, and
2003 respectively, as a result of LIFO liquidations. Costs in inventory include raw materials, direct labor and manufacturing overhead.

     Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years' usage on hand. The reserve for obsolete and excess inventory was $1,253,853 and $1,742,490 at June 30, 2005 and 2004, respectively.

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

                        ALLIED HEALTHCARE PRODUCTS, INC.

related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

  GOODWILL

     At June 30, 2005 and 2004, the Company has goodwill of $15,979,830, resulting from the excess of the purchase price over the fair value of net assets acquired in business combinations. During fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which establishes new accounting and reporting standards for purchase business combinations and goodwill. As provided by SFAS No. 142, the Company ceased amortizing goodwill on July 1, 2001.

     The Company conducts a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. The annual impairment test did not indicate a further impairment of goodwill at June 30, 2005 or June 30, 2004.

     Allied operates as one reporting unit and prepares its annual goodwill impairment test in that manner. None of our product lines constitute a business, as that term is defined in Emerging Issues Task Force (EITF) Issue 98-3. Most of our products are produced in one facility, and we do not produce separate financial statements for any part of our business. The goodwill impairment test is performed at June 30(th) of each year.

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

  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates impairment of long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS No. 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss will be recognized. No impairment losses of long-lived assets or identifiable intangibles were recorded by the Company for fiscal years ended June 30, 2005 and 2004.

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

                        ALLIED HEALTHCARE PRODUCTS, INC.

assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses for the years ended June 30, 2005, 2004 and 2003 were $682,793, $627,822 and
$577,278 respectively.

  EARNINGS PER SHARE

     Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are based on the sum of the weighted averaged number of shares of common stock and common stock equivalents outstanding during the year. The weighted average number of basic shares outstanding for the years ended June 30, 2005, 2004 and 2003 was 7,821,943, 7,816,416 and 7,813,932 shares, respectively. The weighted average number of diluted shares outstanding for the years ended June 30, 2005, 2004 and 2003 was 8,080,890, 7,984,761 and 7,813,932 shares, respectively. The dilutive effect of the Company's employee and director stock option plans are determined by use of the treasury stock method. Employee and director stock option plans are not included as common stock equivalents for earnings per share purposes in fiscal 2003 as the impact on the number of shares outstanding would have been anti-dilutive.

  EMPLOYEE STOCK-BASED COMPENSATION

     The Company accounts for employee stock options in accordance with Accounting Principles Board No. (APB) 25, "Accounting for Stock Issued to Employees". Under APB 25, the Company applies the intrinsic value method of accounting. The Company has not recognized compensation expense at the grant date for options granted because the Company grants options at a price equal to market value at the time of grant. SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, SFAS No. 123 grants an exception that allows companies currently applying APB 25 to continue using that method. The Company has elected to continue applying the intrinsic value method under APB 25. For the year ended June 30, 2005, the Company recognized $67,761 of compensation expense related to the modification of stock options held by a member of the Company's board of directors.

                        ALLIED HEALTHCARE PRODUCTS, INC.

     The fair value of options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted during the fiscal years ended June 30, 2005, 2004 and 2003, the assumptions utilized in the Black-Scholes option-pricing model included an expected option life of 10 years, risk-free interest rates ranging from 2.43% to 4.20%, volatility ranging from 46% to 52% and no dividend yield. The weighted average fair value of options granted was $4.57, $2.97 and $1.58 for the years ended June 30, 2005, 2004 and 2003, respectively. The following table shows stock-based compensation expense included in net income and pro forma stock-based compensation expense, net income/(loss) and earnings per share had the Company elected to record compensation expense based on the fair value of options at the grant date for the fiscal years ended June 30, 2005, 2004, and 2003:

                                                           YEAR ENDED JUNE 30
                                                   -----------------------------------
                                                      2005         2004        2003
                                                   ----------   ----------   ---------
Net income (loss), as reported...................  $2,341,364   $1,874,653   $(157,559)
Add: Stock-based employee compensation expense
  included in reported net income, net of related
  tax effects....................................      40,657           --          --
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards granted since July 1,
  1995, net of related tax effects...............     (49,966)     (65,295)   (158,000)
                                                   ----------   ----------   ---------
Proforma net income (loss).......................  $2,332,055   $1,809,358   $(315,559)
                                                   ==========   ==========   =========
Earnings (loss) per share:
  Basic -- as reported...........................  $     0.30   $     0.24   $   (0.02)
                                                   ----------   ----------   ---------
  Basic -- pro forma.............................  $     0.30   $     0.23   $   (0.04)
                                                   ----------   ----------   ---------
  Diluted -- as reported.........................  $     0.29   $     0.23   $   (0.02)
                                                   ----------   ----------   ---------
  Diluted -- pro forma...........................  $     0.29   $     0.23   $   (0.04)
                                                   ----------   ----------   ---------

  NEW ACCOUNTING STANDARDS

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 has not had a material impact on the Company's results of operations, financial position or cash flows.

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

                        ALLIED HEALTHCARE PRODUCTS, INC.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FAS 123," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Adoption of SFAS No. 148 did not have a material impact on the Company's results of operations, financial position or cash flows.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 provides guidance on distinguishing between liability and equity instruments and accounting for instruments that have characteristics of both. SFAS No. 150 requires specific types of freestanding financial instruments to be classified as liabilities including mandatory redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets and certain obligations to issue a variable number of shares. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 is effective July 1, 2003. Adoption of SFAS No. 150 did not have a material impact on the Company's results of operations, financial position or cash flows.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS No. 151 requires the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS No. 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The Company is currently assessing the impact of the adoption of SFAS No. 151 on its results of operations and financial condition.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The Company has adopted the modified prospective method beginning July 1, 2005. Based on stock options currently outstanding, the expected gross compensation cost will total $76,659 over the next four fiscal years.

                        ALLIED HEALTHCARE PRODUCTS, INC.

3.  FINANCING

     Long-term debt consisted of the following at June 30:

                                                              2005       2004
                                                              -----   -----------
UNSUBORDINATED DEBT
Notes payable to bank or other financial lending
  institution:
Term loan on real estate -- principal of $49,685 due monthly with remaining balance due April 24, 2007 (retired
  September 2004)...........................................  $ --    $ 1,439,156
Revolving credit facility -- aggregate revolving commitment
  of $10,000,000; principal due at maturity on September 1,
  2008......................................................    --         40,000
Term loan on capital expenditures -- principal of $50,772
  due monthly with remaining balance due on April 24, 2007
  (retired April 2005)......................................    --      2,132,404
                                                                --
                                                              -----   -----------
                                                                --      3,611,560
                                                              -----   -----------
Less -- Current portion of long-term debt...................    --     (1,245,484)
                                                              -----   -----------
                                                              $ --    $ 2,366,076
                                                              =====   ===========

     On April 24, 2002, the Company entered into a credit facility arrangement with LaSalle Bank National Association (the "Bank"), which was subsequently amended on September 26, 2002. The credit facility provided for total borrowings up to $19.0 million; consisting of up to $15.0 million through a revolving credit facility and up to $4.0 million under a term loan. The entire credit facility accrued interest at prime plus 0.75%. The term loan may be drawn against for capital expenditures during the first six months of the term of the credit facility. Repayment of the term loan began on October 24, 2002, with principal and interest due in equal monthly installments over five years (subject to payment in full at the maturity of the credit facility if that facility is not renewed or extended). The credit facility is collateralized by substantially all of the assets of the Company. The original maturity date of the new facility was April 24, 2005. The credit facility was further amended on September 26, 2003 August 25, 2004, and September 1, 2005, as described below.

     The revolving credit facility provided for a borrowing base of 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $7.0 million, subject to reserves as established by the Bank. At June 30, 2005, $9.2 million was available under the revolving credit facility for additional borrowings. The credit facility calls for a 0.25% commitment fee payable quarterly based on the average daily unused portion of the revolving credit facility. The revolving credit facility also provides for a commitment guaranty of up to $5.0 million for letters of credit and requires a per annum fee of 2.50% on outstanding letters of credit. At June 30, 2005 and 2004, the Company had no letters of credit outstanding. Any outstanding letters of credit decreases the amount available for borrowing under the revolving credit facility. The weighted average interest rate on the revolving credit facility was 5.05% and 4.95% for the years ended June 30, 2005 and 2004, respectively.

     Under the terms of the amended credit facility, the Company is required to be in compliance with certain financial covenants pertaining to stockholders' equity, capital expenditures and net income. At June 30, 2003, the Company was in violation of its EBITDA (net income after taxes, plus interest expense, income tax expense, and depreciation and amortization) covenant which was waived by the bank in a letter dated on September 26, 2003. On September 26, 2003, the Bank further amended the Company's credit facility. The Bank amended various financial covenants in conjunction with the amended credit facility including a reduction in the required fixed coverage charge ratio and the elimination of the EBITDA covenant. In addition, the outstanding loans under the amended credit facility will bear interest at an annual interest rate of 1.00% plus the Bank's prime rate. In conjunction with these amendments to the Company's credit facility, the Bank extended the maturity on the Company's term loan on real estate from August 1, 2003 to April 24, 2005.

                        ALLIED HEALTHCARE PRODUCTS, INC.

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

     On August 27, 2004, the Bank and the Company agreed to a further amendment of the credit facility. In conjunction with these amendments to the Company's credit facility, the Bank extended the maturity on the Company's term loan on real estate, the Company's revolving credit facility, and term loan on capital expenditures from April 24, 2005 to April 24, 2007. The total available borrowing under the revolving credit facility was reduced from $15 million to $10 million. The entire credit facility was amended to accrue interest at the Bank's prime rate. The prime rate was 6.25% on June 30, 2005. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company's funded debt to EBITDA exceeds 1.5. The amended credit facility also provides the Company with a rate of LIBOR plus 2.25%, at the Company's option. The optional LIBOR rate may increase from LIBOR plus 2.25% to LIBOR plus 3.00% based on the Company's fixed charge coverage ratio. The 90-day LIBOR rate was 3.70% at June 30, 2005. Amortization on the real estate term loan was to continue on a five-year schedule with equal monthly payments of $49,685. The real estate loan was retired on September 30, 2004. Amortization on the capital expenditure term loan was to continue on a five-year schedule with equal monthly payments of $50,772. The capital expenditure loan was retired on April 14, 2005.

     The credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's EITF Issue 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year. Additionally, the Bank has not notified the Company of any indication of a MAE at June 30, 2005.

     At June 30, 2005 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long-term debt.

     The Company was in compliance with all of the financial covenants associated with its credit facility at June 30, 2005.

     On August 25, 2005, the Board of Directors authorized repurchases of shares of the Company's common stock pursuant to open market transactions in accordance with Rule 10b-18 under the Securities Exchange Act or in privately negotiated block transactions. The authorization permits repurchases from time to time until June 30, 2007 at the discretion of the Chairman of the Board or the President and Chief Executive Officer. The authorization permits up to $1.0 million to be applied to such repurchases. No specific number of shares are sought in connection with the authorization. The Company received the consent of the Bank for this authorized repurchase.

     On September 1, 2005, the Bank and the Company agreed to a further amendment of the credit facility. In conjunction with these amendments to the Company's credit facility, the Bank extended the maturity on the Company's revolving credit facility from April 24, 2007 to September 1, 2008. The entire credit facility continues to accrue interest at the Bank's prime rate. The prime rate was 6.50% on September 1, 2005. The

                        ALLIED HEALTHCARE PRODUCTS, INC.

interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company's funded debt to EBITDA exceeds 2.5. The amended credit facility also provides the Company with a rate of LIBOR plus 1.75%, at the Company's option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company's fixed charge coverage ratio. The 90-day LIBOR rate was 3.76% at September 1, 2005.

4.  LEASE COMMITMENTS

     The Company leases certain of its equipment under non-cancelable operating lease agreements. Minimum lease payments under operating leases at June 30, 2005 are as follows:

                                                               OPERATING
FISCAL YEAR                                                     LEASES
-----------                                                    ---------
2006........................................................   $220,485
2007........................................................    154,327
2008........................................................     20,934
                                                               --------
Total minimum lease payments................................   $395,746
                                                               ========

     Rental expense incurred on operating leases in fiscal 2005, 2004, and 2003 totaled $378,820, $397,702 and $378,665 respectively.

5.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                      2005         2004        2003
                                                    ---------   ----------   ---------
Current:
  Federal.........................................  $ 234,863   $   51,671   $(480,145)
  State...........................................     54,409           --          --
                                                    ---------   ----------   ---------
  Total current...................................    289,272       51,671    (480,145)
                                                    ---------   ----------   ---------
Deferred:
  Federal.........................................   (373,900)     902,186     310,145
  State...........................................    185,407      307,567     (41,374)
                                                    ---------   ----------   ---------
  Total deferred..................................   (188,493)   1,209,753     268,771
                                                    ---------   ----------   ---------
                                                    $ 100,779   $1,261,424   $(211,374)
                                                    =========   ==========   =========

     In 2005, the Company realized a tax benefit of $1.1 million from the reversal of deferred tax asset valuation allowances related primarily to tax net operating loss carryforwards acquired in 1995 in conjunction with the acquisition of Bicore Monitoring Systems, Inc. The tax laws in 1995 placed restrictions on the use of these net operating loss carryforwards, making it unlikely that the Company would realize the net operating loss carryforwards to offset future taxes. A deferred tax asset and corresponding valuation allowance have not been previously disclosed. The tax laws were changed in 1999, making these net operating loss carryforwards available for utilization on a consolidated basis from that time forward. However, beginning in 1999, the Company was not profitable and could not realize the benefit of these net operating loss carryforwards. The Company reported losses in 1999, 2000, 2002, and 2003. Although the Company did have taxable income in 2001 and 2004, management concluded that this did not represent sufficient positive evidence that the underlying deferred tax assets were more likely than not realizable, based primarily on the significant amount of cumulative losses in prior years and uncertainty of future profitability.

                        ALLIED HEALTHCARE PRODUCTS, INC.

     During the fourth quarter of 2005 the Company reviewed its performance during 2004 and 2005, as well as its projections for taxable income in 2006. Due to the Company's return to profitability, the Company reversed deferred tax asset valuation allowances of $1.1 million due to management's conclusion that it was more likely than not that the Company would realize the underlying deferred tax assets. At June 30, 2005, the Company has net operating loss carryforwards of approximately $179,000 available to offset future taxable income. These carryforwards begin to expire in the year ended June 30, 2007.

     A reconciliation of income taxes, with the amounts computed at the statutory federal rate is as follows:

                                                     2005          2004        2003
                                                  -----------   ----------   ---------
Computed tax at federal statutory rate..........  $   830,329   $1,066,266   $(125,437)
State income taxes, net of federal tax
  benefit.......................................      307,987      125,355     (78,072)
Change in valuation allowance...................   (1,061,956)          --          --
Other, net......................................       24,419       69,803      (7,865)
                                                  -----------   ----------   ---------
Total...........................................  $   100,779   $1,261,424   $(211,374)
                                                  ===========   ==========   =========

     The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of June 30, 2005 and 2004 are as follows:

                                                2005                          2004
                                     ---------------------------   ---------------------------
                                     DEFERRED TAX   DEFERRED TAX   DEFERRED TAX   DEFERRED TAX
                                        ASSETS      LIABILITIES       ASSETS      LIABILITIES
                                     ------------   ------------   ------------   ------------
Current:
  Bad debts........................   $  130,000     $       --    $   190,000     $       --
  Prepaid expenses.................           --         30,000             --             --
  Deferred revenue.................      186,000             --             --             --
  Accrued liabilities..............      475,379             --        428,582             --
  Inventory........................           --      1,472,795             --      1,059,896
  Other property basis.............           --             --         51,670             --
                                      ----------     ----------    -----------     ----------
                                         791,379      1,502,795        670,252      1,059,896
                                      ----------     ----------    -----------     ----------
Non Current:
  Depreciation.....................           --        437,846             --        464,751
  Other property basis.............           --         60,400             --         83,041
  Intangible assets................       59,790             --         74,416             --
  Net operating loss
     carryforward..................       71,404             --      1,292,137             --
  Deferred revenue.................      403,000             --             --             --
  Accrued pension liability........       83,448             --         81,808             --
  Other............................      148,391             --             --         81,091
                                      ----------     ----------    -----------     ----------
                                         766,033        498,246      1,448,361        628,883
                                      ----------     ----------    -----------     ----------
  Valuation Allowance..............           --             --     (1,061,956)            --
                                      ----------     ----------    -----------     ----------
Total deferred taxes...............   $1,557,412     $2,001,041    $ 1,056,657     $1,688,779
                                      ==========     ==========    ===========     ==========

     The net long term deferred tax asset of $267,787 is included in other assets in the June 30, 2005 consolidated balance sheet.

                        ALLIED HEALTHCARE PRODUCTS, INC.

6.  RETIREMENT PLAN

     The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code to certain eligible salaried employees. Each employee may elect to enter a written salary deferral agreement under which a portion of such employee's pre-tax earnings may be contributed to the plan.

     During the fiscal years ended June 30, 2005, 2004 and 2003, the Company made contributions of $239,474, $233,288 and $254,673 respectively.

7.  STOCKHOLDERS' EQUITY

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

                        ALLIED HEALTHCARE PRODUCTS, INC.

     A summary of stock option transactions in 2003, 2004 and 2005, respectively, pursuant to the Employee Plans and the Directors Plans is as follows:

                                                          WEIGHTED AVERAGE   SHARES SUBJECT
                                                           EXERCISE PRICE      TO OPTION
                                                          ----------------   --------------
June 30, 2002...........................................       $ 3.41           796,300
  Options Granted.......................................         2.66            65,500
  Options Exercised.....................................           --                --
  Options Canceled......................................         7.11           (90,700)
                                                                                -------
June 30, 2003...........................................       $ 2.91           771,100
                                                                                -------
Exercisable at June 30, 2003............................                        630,475
                                                                                =======
June 30, 2003...........................................       $ 2.91           771,100
  Options Granted.......................................         4.58            15,500
  Options Exercised.....................................         2.44            (4,500)
  Options Canceled......................................        13.06           (18,850)
                                                                                -------
June 30, 2004...........................................       $ 2.70           763,250
                                                                                -------
Exercisable at June 30, 2004............................                        680,250
                                                                                =======
June 30, 2004...........................................       $ 2.70           763,250
  Options Granted.......................................         6.84             6,500
  Options Exercised.....................................         1.92           (11,145)
  Options Canceled......................................         7.35           (16,855)
                                                                                -------
June 30, 2005...........................................       $ 2.64           741,750
                                                                                -------
Exercisable at June 30, 2005............................                        688,750
                                                                                =======

     The following table provides additional information for options outstanding and exercisable at June 30, 2005.

  OPTIONS OUTSTANDING

                                                        WEIGHTED AVERAGE   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                      NUMBER     REMAINING LIFE     EXERCISE PRICE
------------------------                      -------   ----------------   ----------------
$1.00-1.99..................................    1,750      3.8 years            $ 1.88
2.00........................................  542,000      4.2 years              2.00
2.01-6.99...................................  161,000      6.7 years              3.44
7.00-7.99...................................   33,000      2.3 years              7.31
8.00-18.50..................................    4,000      0.4 years             18.25
                                              -------
$1.00-18.50.................................  741,750      4.6 years            $ 2.64

                        ALLIED HEALTHCARE PRODUCTS, INC.

  OPTIONS EXERCISABLE

                                                        WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                      NUMBER     EXERCISE PRICE
------------------------                      -------   ----------------
$1.00-1.99..................................    1,750        $ 1.88
2.00........................................  542,000          2.00
2.01-6.99...................................  108,000          3.36
7.00-7.99...................................   33,000          7.31
8.00-18.50..................................    4,000         18.25
                                              -------
$1.00-18.50.................................  688,750        $ 2.56

     See Note 2 for discussion of accounting for stock awards, and related fair value and pro forma income disclosures.

  STOCKHOLDER RIGHTS PLAN

     The Board of Directors adopted a Stockholder Rights Plan in 1996 that would permit stockholders to purchase common stock at prices substantially below market value under certain change-in-control scenarios. At June 30, 2005, no common stock has been purchased under this plan.

8.  SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                     JUNE 30,
                                                             -------------------------
                                                                2005          2004
                                                             -----------   -----------
INVENTORIES
  Work in progress.........................................  $   561,157   $   722,894
  Component parts..........................................    8,746,226     9,170,682
  Finished goods...........................................    2,722,020     2,944,085
  Reserve for obsolete and excess inventory................   (1,253,853)   (1,742,490)
                                                             -----------   -----------
                                                             $10,775,550   $11,095,171
                                                             ===========   ===========

                                                   ESTIMATED
                                                  USEFUL LIFE
                                                    (YEARS)
                                                  -----------
PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment.......................      5-10      $ 10,039,203   $ 20,001,361
  Buildings.....................................     28-35        11,911,730     11,935,298
  Land and land improvements....................       5-7           934,216        934,216
                                                                ------------   ------------
  Total property, plant and equipment at cost...                  22,885,149     32,870,875
  Less accumulated depreciation and
     amortization,..............................                 (11,576,283)   (20,870,948)
                                                                ------------   ------------
                                                                $ 11,308,866   $ 11,999,927
                                                                ============   ============
OTHER ACCRUED LIABILITIES
  Accrued compensation expense..................                $  1,612,808   $  1,773,011
  Accrued interest expense......................                       2,728         11,046
  Accrued income tax............................                     286,779        702,933
  Customer deposits.............................                     613,646        454,069
  Other.........................................                     424,802        265,544
                                                                ------------   ------------
                                                                $  2,940,763   $  3,206,603
                                                                ============   ============

                        ALLIED HEALTHCARE PRODUCTS, INC.

9.  COMMITMENTS AND CONTINGENCIES

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

     At June 30, 2005, the Company had approximately 412 full-time employees. Approximately 274 employees in the Company's principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2006.

10.  SEGMENT INFORMATION

     The Company operates in one segment consisting of the manufacturing, marketing and distribution of a variety of respiratory products used in the health care industry to hospitals, hospital equipment dealers, hospital construction contractors, home health care dealers and emergency medical product dealers. The Company's product lines include respiratory care products, medical gas equipment and emergency medical products. The Company does not have any one single customer that represents more than 10 percent of total sales. Sales by region, and by product, are as follows:

                                                            SALES BY REGION
                                                ---------------------------------------
                                                   2005          2004          2003
                                                -----------   -----------   -----------
Domestic United States........................  $46,442,420   $49,230,985   $50,299,274
Europe........................................    1,650,366     1,248,361     1,245,554
Canada........................................    1,268,172     1,338,115     1,096,953
Latin America.................................    3,543,842     3,170,344     3,606,712
Middle East...................................      546,320       771,378       799,348
Far East......................................    2,008,227     2,651,217     2,888,302
Other International...........................      660,803       692,913       927,215
                                                -----------   -----------   -----------
                                                $56,120,150   $59,103,313   $60,863,358
                                                ===========   ===========   ===========

                                                           SALES BY PRODUCT
                                                ---------------------------------------
                                                   2005          2004          2003
                                                -----------   -----------   -----------
Respiratory care products.....................  $15,453,507   $15,671,960   $16,384,599
Medical gas equipment.........................   31,301,769    33,530,756    34,496,628
Emergency medical products....................    9,364,874     9,900,597     9,982,131
                                                -----------   -----------   -----------
                                                $56,120,150   $59,103,313   $60,863,358
                                                ===========   ===========   ===========

                        ALLIED HEALTHCARE PRODUCTS, INC.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for fiscal 2005 and 2004 appears below (all amounts in thousands):

                                                                     THREE MONTHS ENDED,
                            -----------------------------------------------------------------------------------------------------
                             JUNE 30,      MARCH 31,     DEC. 31,   SEPT. 30,    JUNE 30,      MARCH 31,     DEC. 31,   SEPT. 30,
                               2005           2005         2004       2004         2004           2004         2003       2003
                            -----------   ------------   --------   ---------   -----------   ------------   --------   ---------
Net sales.................    $14,184       $14,328      $13,668     $13,940      $15,261       $14,957      $15,077     $13,808
Gross profit..............      3,899         3,732        3,413       3,407        4,638         4,212        4,108       3,397
Income from operations....      1,055           719          356         478        1,547         1,157          774         217
Net income................      1,513           408          184         236          861           627          384           3
Basic earnings per
  share...................       0.19          0.05         0.02        0.03         0.11          0.08         0.05        0.00
Diluted earnings per
  share...................       0.19          0.05         0.02        0.03         0.10          0.08         0.05        0.00

     Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

12.  BARALYME(R) AGREEMENT

     On August 27, 2004, Allied entered into an agreement with Abbott Laboratories ("Abbott") pursuant to which Allied agreed to cease production of its product Baralyme(R), and to affect the withdrawal of Baralyme(R) product held by distributors. The agreement permits Allied to pursue the development of a new carbon dioxide absorbent product. Baralyme(R), a carbon dioxide absorbent product, has been used safely and effectively in connection with inhalation anesthetics since its introduction in the 1920s. In recent years, the number of inhalation anesthetics has increased, giving rise to concerns regarding the use of Baralyme(R) in conjunction with these newer inhalation anesthetics if Baralyme(R) has been allowed, contrary to recommended practice, to become desiccated. The agreement also provides that, for a period of eight years, Allied will not manufacture, distribute, promote, market, sell, commercialize or donate any Baralyme(R) product or similar product based upon potassium hydroxide and will not develop or license any new carbon dioxide absorbent product containing potassium hydroxide.

     In consideration of the foregoing, Abbott agreed to pay Allied an aggregate of $5,250,000 of which $1,530,000 which was paid on September 30, 2004, and the remainder payable in four equal annual installments of $930,000 due on July 1, 2005 through July 1, 2008. Allied has agreed with Abbott that in the event that it receives approval from the U.S. Food & Drug Administration for the commercial sale of a new carbon dioxide absorbent product not based upon potassium hydroxide prior to January 1, 2008, that Abbott will be relieved of any obligation to fund the $930,000 installment due July 1, 2008.

     The initial payment of $1,530,000 from Abbott was received on September 30, 2004. The agreement required Abbott to pay Allied $600,000 for reimbursement of Allied's cost incurred in connection with withdrawal of Baralyme(R) from the market, the disposal of such product, and severance payments payable as a result of such withdrawal. This payment by Abbott of $600,000 has been included in net sales during the year ended June 30, 2005, in accordance with the FASB's EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The Company is the primary obligor in the arrangement. It has sole authority to determine the method of withdrawal of Baralyme(R) and discretion in such matters as employee layoffs, disposal methods, and customer communications regarding the sale of replacement products. The costs of executing the withdrawal are the sole responsibility of the Company.

     The remaining $4,650,000 of the payments to be received from Abbott, including the $930,000 received on September 30, 2004, and $930,000 received on June 13, 2005, will be recognized into income, as net sales, over the eight-year term of the agreement. Allied has no further obligations under this agreement which would require the Company to repay these amounts or otherwise impact this accounting treatment. During the year ended June 30, 2005 $387,500 was recognized as net sales.

                        ALLIED HEALTHCARE PRODUCTS, INC.

     A reconciliation of deferred revenue resulting from the agreement with Abbott, with the amounts received under the agreement, and amounts recognized as net sales is as follows:

                                                                TWELVE MONTHS
                                                                ENDED JUNE 30,
                                                              ------------------
                                                                 2005      2004
                                                              ----------   -----
Beginning balance...........................................  $       --   $  --
Payment Received from Abbott Laboratories...................   2,460,000      --
Revenue recognized as net sales.............................    (987,500)     --
                                                              ----------   -----
                                                               1,472,500      --
                                                              ----------   -----
Less -- Current portion of deferred revenue.................    (465,000)     --
                                                              ----------   -----
                                                              $1,007,500   $  --
                                                              ==========   =====

     As a result of the agreement with Abbott, Allied has suspended manufacturing operations at its Stuyvesant Falls, New York facility. Costs associated with the withdrawal and suspension of operations at that location, including severance and benefit payments due union employees, have been and will be recorded in accordance with SFAS 146, "Accounting for the Costs Associated with Exit or Disposal Activities".

     On September 9, 2004 Allied entered into a Closedown Agreement with the International Chemical Union representing the employees at the Stuyvesant Falls, New York facility. The Company had advised the Union that the plant will be closed and all bargaining unit employees related to such operation would be permanently laid off, no later than October 15, 2004. The collective bargaining agreement expired and was terminated as of the closing date. The Company paid severance to those 12 bargaining unit employees on the active payroll as of August 27, 2004.

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

     During the fourth quarter of fiscal 2005, the Company recorded an adjustment of $1,444 to reflect an increase in the estimated product withdrawal cost and disposal cost, as disposal costs were more than originally estimated. Management does not expect further cash expenditures to be paid.

                        ALLIED HEALTHCARE PRODUCTS, INC.

     The following table reflects the activities related to the withdrawal of Baralyme(R) and subsequent suspension of operations at the Stuyvesant Falls, New York facility, and the accrued liabilities in the consolidated balance sheets at June 30, 2005. Changes to previous estimates have been reflected as "Provision adjustments" on the table below in the period the changes in estimates were made.

                                                         SEVERANCE
                                         INVENTORY TO     PAY AND     PRODUCT
                                        BE DISPOSED OF   BENEFITS    WITHDRAWAL     TOTAL
                                        --------------   ---------   ----------   ---------
Provision.............................    $ 200,000      $216,000    $ 184,000    $ 600,000
Cash Expenditures.....................    $(149,677)     $(85,431)   $(119,798)   $(354,906)
                                          ---------      --------    ---------    ---------
Balance at Sepember 30, 2004..........    $  50,323      $130,569    $  64,202    $ 245,094
Cash Expenditures.....................    $ (66,079)     $(87,171)   $(128,479)   $(281,729)
Provision Adjustments.................    $  55,756      $ (2,852)   $  75,008    $ 127,912
                                          ---------      --------    ---------    ---------
Balance at December 31, 2004..........    $  40,000      $ 40,546    $  10,731    $  91,277
Cash Expenditures.....................    $ (35,732)     $(15,205)   $ (10,731)   $ (61,668)
Provision Adjustments.................           --            --           --           --
                                          ---------      --------    ---------    ---------
Balance at March 31, 2005.............    $   4,268      $ 25,341    $       0    $  29,609
Cash Expenditures.....................    $  (5,712)     $(25,341)   $       0    $ (31,053)
Provision Adjustments.................    $   1,444            --           --    $   1,444
                                          ---------      --------    ---------    ---------
Balance at June 30, 2005..............    $       0      $      0    $       0    $       0
                                          =========      ========    =========    =========

     In addition to the provisions of the agreement relating to the withdrawal of the Baralyme(R) product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of June 30, 2005 no amounts have been received, and $22,000 is receivable, as a result of product development activities.

     In 2004, Allied's sales of Baralyme(R) were approximately $2.0 million and contributed approximately $0.6 million in pre-tax earnings and cash flow from operations. The majority of the $5,250,000 Allied is to receive from Abbott will be recognized into income over the eight-year term of the agreement. Management believes the net cash flow expected to be realized by Allied under the agreement with Abbott is projected be substantially equivalent to the net cash flow Allied would have expected to realize from continued manufacture and sales of Baralyme(R) during the initial five years of the period.

13.  SUBSEQUENT EVENTS

     On August 25, 2005, the Board of Directors authorized repurchases of shares of the Company's common stock pursuant to open market transactions in accordance with Rule 10b-18 under the Securities Exchange Act or in privately negotiated block transactions. The authorization permits repurchases from time to time until June 30, 2007 at the discretion of the Chairman of the Board or the President and Chief Executive Officer. The authorization permits up to $1.0 million to be applied to such repurchases. No specific number of shares are sought in connection with the authorization. The Company received the consent of the Bank for this authorized repurchase.

     As described in Note 3, the Company amended its credit facility on September 1, 2005.

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

ITEM 9B.  OTHER INFORMATION

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A definitive proxy statement is expected to be filed with the Securities and Exchange Commission on or about October 14, 2005. The information required by this item is set forth under the caption "Election of Directors", under the caption "Executive Officers", and under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement, which information is incorporated herein by reference thereto.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information by this item will appear in the section entitled "Audit Fees" included in the Company's definitive Proxy Statement to be filed on or about October 14, 2005, relating to the 2005 Annual Meeting of Shareowners and such information is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

1.  FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and its subsidiaries are included in response to Item 8:

          Consolidated Statement of Operations for the years ended June 30, 2005, 2004, and 2003

          Consolidated Balance Sheet at June 30, 2005 and 2004

          Consolidated Statement of Changes in Stockholders' Equity for the years ended June 30, 2005, 2004 and 2003

          Consolidated Statement of Cash Flows for the years ended June 30, 2005, 2004 and 2003

          Notes to Consolidated Financial Statements

          Reports of Independent Registered Public Accounting Firms

2.  FINANCIAL STATEMENT SCHEDULE

          Valuation and Qualifying Accounts and Reserves for the Years Ended June 30, 2005, 2004 and 2003

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

                                          ALLIED HEALTHCARE PRODUCTS, INC.

                                          By:

                                                 /s/ EARL R. REFSLAND
                                          --------------------------------------
                                                     Earl R. Refsland
                                          President and Chief Executive Officer

                                                  /s/ DANIEL C. DUNN
                                          --------------------------------------
                                                      Daniel C. Dunn
                                             Vice President, Chief Financial
                                                  Officer, and Secretary

Dated: September 27, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 25, 2005.

              SIGNATURES                                       TITLE
              ----------                                       -----

                  *                                    Chairman of the Board
--------------------------------------
             John D. Weil


                  *                       President, Chief Executive Officer and Director
--------------------------------------             (principal Executive Officer)
           Earl R. Refsland


                  *                                           Director
--------------------------------------
           William A. Peck


                  *                                           Director
--------------------------------------
         James B. Hickey, Jr.


                  *                                           Director
--------------------------------------
             Judy Graves.


      /s/ EARL R. REFSLAND
 *By:   ------------------------------
               Earl R. Refsland
               Attorney-in-Fact

---------------

* Such signature has been affixed pursuant to the following Power of Attorney.

                        ALLIED HEALTHCARE PRODUCTS, INC.

           RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A                  COLUMN B                COLUMN C                   COLUMN D           COLUMN E
----------------------  ------------   -------------------------------     -------------     --------------
                         BALANCE AT     CHARGED TO    CHARGED TO OTHER
                        BEGINNING OF    COSTS AND       ACCOUNTS --        DEDUCTIONS --     BALANCE AT END
DESCRIPTION                PERIOD        EXPENSES         DESCRIBE           DESCRIBE          OF PERIOD
-----------             ------------   ------------   ----------------     -------------     --------------
FOR THE YEAR ENDED
  JUNE 30, 2005
Accounts Receivable
  Allowances..........     (585,000)    $ (36,611)                          $   56,611(1)        (565,000)
Inventory Allowance
  For Obsolescence And
  Excess Quantities...  $(1,742,490)                     $ (52,486)(3)      $  541,123(2)      (1,253,853)
Deferred Tax Asset
  Valuation
  Allowance...........  $(1,061,956)                                        $1,061,956(4)              --
                        -----------     ---------        ---------          ----------        -----------
FOR THE YEAR ENDED
  JUNE 30, 2004
Accounts Receivable
  Allowances..........  $  (585,000)    $(181,489)                          $  181,489(1)        (585,000)
Inventory Allowance
  For Obsolescence And
  Excess Quantities...  $(2,324,258)                     $(385,451)(3)      $  967,219(2)     $(1,742,490)
Deferred Tax Asset
  Valuation
  Allowance...........  $(1,061,956)                                                           (1,061,956)
                        -----------     ---------        ---------          ----------        -----------
FOR THE YEAR ENDED
  JUNE 30, 2003
Accounts Receivable
  Allowances..........  $  (560,000)    $ (36,569)                          $   11,569(1)        (585,000)
Inventory Allowance
  For Obsolescence And
  Excess Quantities...  $(4,812,074)                                        $2,487,816(2)     $(2,324,258)
Deferred Tax Asset
  Valuation
  Allowance...........  $(1,061,956)                                                           (1,061,956)
                        -----------     ---------        ---------          ----------        -----------

---------------

(1) Decrease due to bad debt write-offs and recoveries.

(2) Decrease due to disposal of obsolete inventory.

(3) Increase due to inventory revaluation. The other account charged as a result of this revaluation was inventory before reserves. This did not result in a change to our net inventory or net income.

(4) See Note 5 to the consolidated financial statements.

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

  10.30.2      Amendment to Loan and security agreement dated September 26,
               2003

  10.30.3      Amendment to Loan and Security Agreement dated August 27,
               2004 (filed herewith)

  10.31        Agreement dated August 27, 2004 between Allied Healthcare
               Products, Inc and Abbott Laboratories, Inc. (incorporated by reference to 8-K filed August 30, 2004 with event date of August 27, 2004)

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------

  21 Subsidiaries of the Registrant (filed with the Commission as Exhibit 21 to the 2000 Form 10-K)

  23.1         Consent of RubinBrown LLP (filed herewith)

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