Form 10-Q
period 2005-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2005-11-02
CIK 874710

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934

       For the quarterly period ended September 30, 2005

       Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Action of 1934

For the transition period from                 to
                               ---------------    --------------

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).

                  Yes          No     X
                      -----         -----

         The number of shares of common stock outstanding at October 28, 2005 is 7,829,577 shares.

                                      INDEX

                                                                         Page
                                                                        Number


Part I --  Financial Information
           Item 1.   Financial Statements
                     Consolidated Statement of Operations -               3
                     three months ended September 30,
                     2005 and 2004 (Unaudited)

                     Consolidated Balance Sheet -                        4-5
                     September 30, 2005 and
                     June 30, 2005

                     Consolidated Statement of Cash Flows -               6
                     Three months ended September 30, 2005 and 2004
                     (Unaudited)

                     Notes to Consolidated Financial Statements          7-11

           Item 2.   Management's Discussion and Analysis of            12-15
                     Financial Condition and Results of Operations

           Item 3.   Quantitative and Qualitative Disclosure             15
                     about Market Risk

           Item 4.   Controls and Procedures                             15

Part II -- Other Information
           Item 6.   Exhibits                                            16

                     Signature                                           17

SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         Statements contained in this Report, which are not historical facts or information, are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, and specific matters which relate directly to the Company's operations and properties as discussed in the Company's annual report on Form 10-K for the year ended June 30, 2005. The Company cautions that any forward-looking statements contained in this report reflects only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I.   FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                       Three months ended
                                                          September 30,
                                                  ------------------------------
                                                      2005              2004
                                                  ------------      ------------
Net sales                                         $ 14,986,280      $ 13,939,720
Cost of sales                                       11,011,763        10,533,018
                                                  ------------      ------------
Gross profit                                         3,974,517         3,406,702

Selling, general and
administrative expenses                              3,169,959         2,929,088
                                                  ------------      ------------
Income from operations                                 804,558           477,614

Interest expense                                            --            73,846
Interest income                                         (7,957)               --
Other expense, net                                      11,069             7,362
                                                  ------------      ------------
                                                         3,112            81,208
                                                  ------------      ------------

Income before provision
 for income taxes                                      801,446           396,406

Provision for income taxes                             335,605           160,905
                                                  ------------      ------------
Net income                                        $    465,841      $    235,501
                                                  ============      ============

Basic and diluted earnings
per share                                         $       0.06      $       0.03
                                                  ============      ============

Weighted average shares
outstanding - basic                                  7,829,577         7,818,432
                                                  ------------      ------------

Weighted average shares
outstanding - diluted                                8,061,758         8,065,741
                                                  ------------      ------------


          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS



                                                     (Unaudited)
                                                    September 30,     June 30,
                                                        2005            2005
                                                    -------------    -----------
Current assets:
  Cash and cash equivalents                          $   361,576     $   317,775
  Short-term investments                                 651,277              --
  Accounts receivable, net of allowances of
    $595,000 and $565,000, respectively                8,017,314       7,215,799
  Inventories, net                                    10,895,370      10,775,550
  Other current assets                                   560,853         168,431

                                                     -----------     -----------
    Total current assets                              20,486,390      18,477,555
                                                     -----------     -----------

  Property, plant and equipment, net                  11,220,683      11,308,866
  Goodwill                                            15,979,830      15,979,830
  Other assets, net                                      329,658         330,969

                                                     -----------     -----------
    Total assets                                     $48,016,561     $46,097,220
                                                     ===========     ===========

          See accompanying Notes to Consolidated Financial Statements.

                                   (CONTINUED)

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 (Unaudited)
                                                                 September 30,       June 30,
                                                                     2005              2005
                                                                  ------------      ------------
Current liabilities:
  Accounts payable                                                $  3,359,849      $  2,110,599
  Deferred income taxes                                                703,809           711,416
  Deferred revenue                                                     465,000           465,000
  Other accrued liabilities                                          3,250,318         2,940,763

                                                                  ------------      ------------
    Total current liabilities                                        7,778,976         6,227,778
                                                                  ------------      ------------

Deferred revenue                                                       891,250         1,007,500
                                                                  ------------      ------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock; $0.01 par value; 1,500,000 shares
      authorized; no shares issued and outstanding                          --                --
    Series A preferred stock; $0.01 par value; 200,000 shares
      authorized; no shares issued and outstanding                          --                --
    Common stock; $0.01 par value; 30,000,000 shares
      authorized; 10,133,069 shares issued and 7,829,577
      shares outstanding at September 30, 2005 and
      June 30, 2005, respectively                                      101,331           101,331
    Additional paid-in capital                                      47,127,695        47,109,143
    Retained earnings                                               12,848,737        12,382,896
    Less: treasury stock, at cost; 2,303,492 shares at
      September 30, 2005 and June 30, 2005, respectively           (20,731,428)      (20,731,428)
                                                                  ------------      ------------
      Total stockholders' equity                                    39,346,335        38,861,942
                                                                  ------------      ------------
      Total liabilities and stockholders' equity                  $ 48,016,561      $ 46,097,220
                                                                  ============      ============

          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                            Three months ended
                                                               September 30,
                                                     ------------------------------
                                                        2005               2004
                                                     ------------      ------------
Cash flows from operating activities:
  Net income                                         $    465,841      $    235,501
  Adjustments to reconcile net income to net
    cash provided by  operating activities:

      Depreciation and amortization                       288,462           323,816
      Stock based compensation                             18,552                --
      Provision for doubtful accounts                      62,728             1,951
      Deferred income taxes                                (7,607)               --

Changes in operating assets and liabilities:
  Short-term investments                                 (651,277)               --
  Accounts receivable                                    (864,243)          546,793
  Inventories                                            (119,820)           58,241
  Income tax receivable                                        --           130,548
  Other current assets                                   (392,422)         (164,365)
  Accounts payable                                      1,249,250          (164,232)
  Deferred revenue                                       (116,250)          891,250
  Other accrued liabilities                               309,555           499,740
                                                     ------------      ------------
Net cash provided by operating activities                 242,769         2,359,243
                                                     ------------      ------------

Cash flows from investing activities:
  Capital expenditures                                   (198,968)          (52,260)
                                                     ------------      ------------
Net cash  used in investing activities                   (198,968)          (52,260)
                                                     ------------      ------------

Cash flows from financing activities:

  Payments of long-term debt                                   --        (2,181,471)
  Borrowings under revolving credit agreement                  --        14,688,257
  Payments under revolving credit agreement                    --       (14,728,257)
                                                     ------------      ------------

Net cash  used in financing activities                         --        (2,221,471)
                                                     ------------      ------------

Net increase in cash and equivalents                       43,801            85,512
Cash and cash equivalents at beginning of period          317,775             8,256
                                                     ------------      ------------
Cash and cash equivalents at end of period           $    361,576      $     93,768
                                                     ============      ============


          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Unaudited Consolidated Financial Statements

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K for the year ended June 30, 2005.

2.       Significant Accounting Policies

         Stock Options

         On July 1, 2005 the company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment (Statement
123R), using the modified prospective transition method. Statement 123R sets accounting requirements for "share-based" compensation to employees, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of the stock options and other equity-based compensation.

         The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted during the three months ended September 30, 2005, the assumptions utilized in the Black-Scholes option-pricing model included an expected life of 10 years, risk-free interest rate of 4.21%, volatility of 51% and no dividend yield. No options were granted during the three months ended September 30, 2004.

         Share-based compensation expense included in the statement of operations for the three months ended September 30, 2005 was approximately $19,000. Unrecognized shared-based compensation cost related to unvested stock options amounts to approximately $74,000.

         Prior to July 1, 2005, the Company accounted for employee stock options in accordance with Accounting Principles Board No. (APB) 25, "Accounting for Stock Issued to Employees". Under APB 25, the Company applies the intrinsic value method of accounting. The Company did not recognize compensation expense at the grant date for options granted because the Company grants options at a price equal to the market value at the time of grant.

         The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for periods presented prior to the Company's adoption of Statement 123R:


                                           Three Months
                                        Ended September 30,
                                              2004
                                        ------------------
Net income, as reported                   $   235,501

Add:  Stock-based employee
compensation expense included in
reported net income, net of related
tax effects                                        --
                                          -----------

Deduct:  Total stock-based employee
compensation expense determined
under fair value based method for all
awards granted since July 1, 1995,
net of related tax effects                ($   12,055)
                                          -----------

Pro forma net income                      $   223,446
                                          ===========

Earnings per share:
  Basic-as reported                       $      0.03
                                          -----------
  Basic-pro forma                         $      0.03
                                          -----------

  Diluted -as reported                    $      0.03
                                          -----------
  Diluted -pro forma                      $      0.03
                                          -----------

         Short-term Investments

                  The Company classifies its short-term investments as trading securities under the requirements of Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 considers trading securities as securities that are bought with the intention of being sold in the near term for the general purpose of realizing profits. The Company's short-term investments consist of auction rate securities. Trading securities are recorded at fair market value.

3.       Inventories

                  In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS No. 151 requires the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS No. 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The Company treats wasted material, abnormal freight and unallocated overhead cost as current period charges. The adoption of SFAS No. 151 had no effect on the Company's results of operations, financial position or cash flows.


Inventories are comprised as follows:


                                              September 30, 2005   June 30, 2005
                                              ------------------   -------------
Work-in progress                                 $  1,124,472      $    561,157
Raw materials and component parts                   8,565,980         8,746,226
Finished goods                                      2,562,796         2,722,020
Reserve for obsolete and excess
inventory                                          (1,357,878)       (1,253,853)
                                                 ------------      ------------
                                                 $ 10,895,370      $ 10,775,550
                                                 ============      ============

4.       Earnings per share

         Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of basic shares outstanding for the three months ended September 30, 2005 and 2004 was 7,829,577 and 7,818,432 respectively. The number of diluted shares outstanding for the three months ended September 30, 2005 and 2004 was 8,061,758 and 8,065,741 respectively.

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

6.       Financing

         On September 1, 2005, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with the amendment to the Company's credit facility, the Bank extended the maturity on the Company's revolving credit facility from April 24, 2007 to September 1, 2008. The entire credit facility continues to accrue interest at the Bank's prime rate. The prime rate was 6.75% on September 30, 2005. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company's funded debt to EBITDA exceeds 2.5. The amended credit facility also provides the Company with a rate of LIBOR plus 1.75%, at the Company's option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company's fixed charge coverage ratio. The 90-day LIBOR rate was 4.07% at September 30, 2005.

         At September 30, 2005 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long-term debt.

         The Company was in compliance with all of the financial covenants associated with its credit facility at September 30, 2005.

7.       Stock Repurchase Arrangement

         On August 25, 2005, the Board of Directors authorized repurchases of shares of the Company's common stock pursuant to open market transactions in accordance with Rule 10b-18 under the Securities Exchange Act or in privately negotiated block transactions. The authorization permits repurchases from time to time until June 30, 2007 at the discretion of the Chairman of the Board or the President and Chief Executive Officer. The authorization permits up to $1.0 million to be applied to such repurchases. No specific number of shares are sought in connection with the authorization. The Company received the consent of the Bank for this authorized repurchase. As of September 30, 2005 no shares have been repurchased under this arrangement.

8.  Baralyme(R) Agreement

         A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories ("Abbott"), with the amounts received under the agreement, and amounts recognized as net sales is as follows:


                                                        Three Months ended
                                                           September 30,
                                                   -----------------------------
                                                      2005             2004
                                                   -----------      -----------
Beginning balance                                  $ 1,472,500      $        --

Payment Received from
Abbott Laboratories                                         --        1,530,000

Revenue recognized
as net sales                                          (116,250)        (638,750)
                                                   -----------      -----------
                                                     1,356,250          891,250
                                                   -----------      -----------
Less - Current portion
of deferred revenue                                   (465,000)        (465,000)
                                                   -----------      -----------
                                                   $   891,250      $   426,250
                                                   ===========      ===========

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

         In addition to the provisions of the agreement relating to the withdrawal of the Baralyme(R) product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of September 30, 2005 no amounts have been received, and $74,000 is receivable, as a result of product development activities. This amount, $74,000, has been included in Net Sales for the three months ended September 30, 2005. This same amount, $74,000, has also been included in Cost of Sales for that same period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004.

         Allied had net sales of $15.0 million for the three months ended September 30, 2005, up $1.1 million, or 7.9%, from net sales of $13.9 million in the prior year same quarter.

         Sales for the three months ended September 30, 2005 include $116,250 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme(R). Sales for the three months ended September 30, 2005 also include $74,000 as a result of product development activities to pursue development of a new carbon dioxide absorption product. The agreement with Abbott provides for Abbott to pay Allied up to $2,150,000 in product development cost to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.

         The Company ceased the sale of Baralyme(R) on August 27th, 2004 upon completion of the agreement with Abbott, and recognized one month of income, $38,750, during the three months ended September 30, 2004. Income from the agreement will continue to be recognized over eight years, the term of the agreement, at $38,750 per month. Additionally, sales for the three months ended September 30, 2004 included recognition as sales of a one-time $600,000 payment from Abbott Laboratories for cost incurred in connection with the withdrawal of Baralyme(R) from the market, the disposal of such product, and severance payments payable to 12 manufacturing employees. Allied continues to sell Carbolime(R), a carbon dioxide absorbent with a different formulation than Baralyme(R).

         Domestic sales were up 4.7% from the prior year, while international business, which represented 15.3% of first quarter sales, was up 26.5%. Orders for the three months ended September 30, 2005 are up a modest 1.95% over orders for the same period of the prior year. However, purchase order releases were $1.6 million higher than in the prior first quarter, leading directly to the 7.9% increase in sales in the first quarter. Purchase order release lead times depend on the scheduling practices of the individual customers.

         Gross profit for the three months ended September 30, 2005 was $4.0 million, or 26.7% of net sales, compared to $3.4 million, or 24.4% of net sales, for the three months ended September 30, 2004. Cost of sales for the three months ended September 30, 2004 includes $0.6 million in cost incurred in connection with the withdrawal of Baralyme(R). The improvement in gross margins from the prior year period is primarily attributable to higher absorption rates for fixed cost due to the higher sales and production in fiscal 2006. The Company is continuing its active efforts to further reduce the cost to produce its products.

         Selling, general and administrative expenses for the three months ended September 30, 2005 were $3.2 million, a net increase of $0.3 million, or 10.3%, from $2.9 million for the three months ended September 30, 2004. This increase includes an approximately $40,000 increase in commissions as a result of higher sales. Business travel is approximately $0.1 million higher than the prior year. Travel expenses are primarily related to the Company's sales efforts. The increase also includes an approximately $0.1 million increase in salaries and wages as a result of scheduled increases. There have not been changes in staffing levels over the prior year.

         Income from operations was $0.8 million for the three months ended September 30, 2005 compared to $0.5 million for the three months ended September 30, 2004. Interest income was $7,957 for the three months ended September 30, 2005 compared to interest expense of $73,846 for the three months ended September 30, 2004. Allied had income before provision for income taxes in the first quarter of fiscal 2006 of $0.8 million, compared to income before provision for income taxes in the first quarter of fiscal 2005 of $0.4 million. The Company recorded a tax provision of $0.3 million for the three-month period ended September 30, 2005, versus a tax provision of $0.2 million for the three-month period ended September 30, 2004.

         In fiscal 2006, the net income for the first quarter was $0.5 million or $0.06 per basic and diluted share compared to net income of $0.2 million or $0.03 per basic and diluted share for the first quarter of fiscal 2005. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the first quarters of fiscal 2006 and 2005 were 7,829,577 and 7,818,432 shares respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the first quarters of fiscal 2006 and fiscal 2005 were 8,061,758 and 8,065,741 shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

         Working capital was $12.7 million at September 30, 2005 compared to $12.2 million at June 30, 2005. This is primarily due to a $0.8 million increase in accounts receivable, a $0.7 million increase in short-term investments, a $0.1 million increase in inventories and a $0.4 million increase in other current assets. These changes have been offset by a $1.2 million increase in accounts payable and a $0.3 million increase in other accrued liabilities.

         On August 25, 2005, the Board of Directors authorized repurchases of shares of the Company's common stock pursuant to open market transactions in accordance with Rule 10b-18 under the Securities Exchange Act or in privately negotiated block transactions. The authorization permits repurchases from time to time until June 30, 2007 at the discretion of the Chairman of the Board or the President and Chief Executive Officer. The authorization permits up to $1.0 million to be applied to such repurchases. No specific number of shares are sought in connection with the authorization. The Company received the consent of the Bank for this authorized repurchase. As of September 30, 2005 no shares have been repurchased under this arrangement.

         On September 1, 2005, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with the amendment to the Company's credit facility, the Bank extended the maturity on the Company's revolving credit facility from April 24, 2007 to September 1, 2008. The entire credit facility continues to accrue interest at the Bank's prime rate. The prime rate was 6.75% on September 30, 2005. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company's funded debt to EBITDA exceeds 2.5. The amended credit facility also provides the Company with a rate of LIBOR plus 1.75%, at the Company's option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company's fixed charge coverage ratio. The 90-day LIBOR rate was 4.07% at September 30, 2005.

         At September 30, 2005 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long-term debt.

         The Company was in compliance with all of the financial covenants associated with its credit facility at September 30, 2005.

         At September 30, 2005 the company had no balance outstanding against this facility and $9.8 million available to borrow from the line based on collateral requirements.

         In the event that economic conditions were to severely worsen for a protracted period of time, we believe that our borrowing capacity under our credit facilities will provide sufficient financial flexibility. The Company would have options available to ensure liquidity in addition to increased borrowing. Capital expenditures which are budgeted at $0.7 million for the fiscal year ended June 30, 2006, could be postponed. At September 30, 2005, the Company had no bank debt. Based on the Company's current level of debt, and performance, debt would bear interest at the Bank's prime rate. The Company's agreement with the Bank does include provisions for higher interest rates at higher debt levels and different levels of Company performance.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         At September 30, 2005, the Company did not have any debt outstanding. The Company's revolving credit facility bears an interest rate using the commercial bank's "floating reference rate" or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

         The Company had no holdings of derivative financial or commodity instruments at September 30, 2005. Allied Healthcare Products has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         (a) As of September 30, 2005, the Company, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company's disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that such disclosure controls and procedures were effective as of September 30, 2005.

         (b) There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

ITEM 6.    EXHIBITS

(a)   Exhibits:

      31.1    Certification of Chief Executive Officer (filed herewith)

      31.2    Certification of Chief Financial Officer (filed herewith)

      32.1 Sarbanes-Oxley Certification of Chief Executive Officer (filed herewith)

      32.2 Sarbanes-Oxley Certification of Chief Financial Officer (filed herewith)

      99.1 Press Release dated November 2, 2005 announcing first quarter earnings

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ALLIED HEALTHCARE PRODUCTS, INC.


                                   /s/ Daniel C. Dunn
                                   --------------------------------
                                   Daniel C. Dunn
                                   Chief Financial Officer
                                   --------------------------------

                                   Date: November 2, 2005