Form 10-Q
period 2005-12-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2006-02-06
CIK 874710

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended December 31, 2005

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Action of 1934

    For the transition period from ____________________ to _____________________

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

                                Yes [X] No [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).

                                Yes [ ] No [X]

      The number of shares of common stock outstanding at February 6, 2006 is 7,844,577 shares.

                                      INDEX

                                                                       Page
                                                                      Number
Part I -  Financial Information
          Item 1.   Financial Statements
                    Consolidated Statement of Operations -               3
                    three months and six months ended December 31,
                    2005 and 2004 (Unaudited)

                    Consolidated Balance Sheet -                       4 - 5
                    December 31, 2005 (Unaudited) and
                    June 30, 2005

                    Consolidated Statement of Cash Flows -               6
                    Six months ended December 31, 2005 and 2004
                    (Unaudited)

                    Notes to Consolidated Financial Statements         7 - 13

          Item 2.   Management's Discussion and Analysis of           13 - 18
                    Financial Condition and Results of Operations

          Item 3.   Quantitative and Qualitative Disclosure              18
                    about Market Risk

          Item 4.   Controls and Procedures                              18


Part II - Other Information
          Item 6.   Exhibits                                             19

                    Signature                                            20

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

PART I. FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                          Three months ended                            Six months ended
                                                              December 31,                                 December 31,
                                                   --------------------------------             --------------------------------
                                                      2005                 2004                    2005                 2004
                                                   -----------          -----------             -----------          -----------
Net sales                                          $13,339,789          $13,667,568             $28,326,070          $27,607,288
Cost of sales                                        9,766,848           10,254,672              20,778,612           20,787,691
                                                   -----------          -----------             -----------          -----------
Gross profit                                         3,572,941            3,412,896               7,547,458            6,819,597

Selling, general and
administrative expenses                              3,032,153            3,056,555               6,202,112            5,985,643
                                                   -----------          -----------             -----------          -----------
Income from operations                                 540,788              356,341               1,345,346              833,954

Interest expense                                             -               28,966                       -              102,811

Interest income                                        (18,718)                   -                 (26,675)                   -
Other, net                                               8,924               11,410                  19,993               18,772
                                                   -----------          -----------             -----------          -----------
                                                        (9,794)              40,376                  (6,682)             121,583
                                                   -----------          -----------             -----------          -----------

Income before provision
for income taxes                                       550,582              315,965               1,352,028              712,371

Provision for income taxes                             233,328              131,779                 568,933              292,684
                                                   -----------          -----------             -----------          -----------
Net income                                         $   317,254          $   184,186             $   783,095          $   419,687
                                                   ===========          ===========             ===========          ===========

Basic and diluted earnings
per share                                          $      0.04          $      0.02             $      0.10          $      0.05
                                                   ===========          ===========             ===========          ===========

Weighted average shares                              7,832,186            7,818,432               7,830,881            7,818,432
outstanding - basic

Weighted average shares
outstanding - diluted                                8,050,069            8,104,869               8,041,758            8,087,657

          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                 (Unaudited)
                                                 December 31,      June 30,
                                                    2005            2005
                                                 -----------     -----------
Current assets:
   Cash and cash equivalents                     $   717,076     $   317,775

   Short-term investments                          1,250,000               -
   Accounts receivable, net of allowances of
     $584,212 and $565,000, respectively           6,756,521       7,215,799
   Inventories, net                               11,337,984      10,775,550
   Other current assets                              416,375         168,431

                                                 -----------     -----------
     Total current assets                         20,477,956      18,477,555
                                                 -----------     -----------

   Property, plant and equipment, net             11,249,400      11,308,866
   Goodwill                                       15,979,830      15,979,830
   Other assets, net                                 328,347         330,969

                                                 -----------     -----------
     Total assets                                $48,035,533     $46,097,220
                                                 ===========     ===========

          See accompanying Notes to Consolidated Financial Statements.

                                   (CONTINUED)

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                     (Unaudited)
                                                                                     December 31,        June 30,
                                                                                         2005             2005
                                                                                     ------------      ------------
Current liabilities:
   Accounts payable                                                                  $  3,234,326      $  2,110,599
   Deferred income taxes                                                                  697,094           711,416
   Deferred revenue
                                                                                          465,000           465,000
   Other accrued liabilities                                                            3,122,985         2,940,763
                                                                                     ------------      ------------
     Total current liabilities                                                          7,519,405         6,227,778
                                                                                     ------------      ------------

Deferred revenue                                                                          775,000         1,007,500
                                                                                     ------------      ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock; $0.01 par value; 1,500,000 shares
     authorized; no shares issued and outstanding                                               -                 -
   Series A preferred stock; $0.01 par value; 200,000 shares authorized; no
     shares issued and outstanding                                                              -                 -
   Common stock; $0.01 par value; 30,000,000 shares authorized; 10,148,069 shares issued at December 31, 2005 and 10,133,069 shares issued at June 30,
     2005: 7,844,577 shares outstanding at December 31, 2005 and 7,829,577
     shares outstanding June 30, 2005, respectively                                       101,481           101,331
   Additional paid-in capital                                                          47,205,084        47,109,143
   Retained earnings                                                                   13,165,991        12,382,896
   Less treasury stock, at cost; 2,303,492 shares at
     December 31, 2005 and June 30, 2005, respectively                                (20,731,428)      (20,731,428)
                                                                                     ------------      ------------
     Total stockholders' equity                                                        39,741,128        38,861,942
                                                                                     ------------      ------------
     Total liabilities and stockholders' equity                                      $ 48,035,533      $ 46,097,220
                                                                                     ============      ============

          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Six months ended
                                                                                                   December 31,
                                                                                       ----------------------------------
                                                                                            2005                   2004
                                                                                       ----------             -----------
Cash flows from operating activities:
 Net income                                                                            $  783,095             $   419,687
 Adjustments to reconcile net income to net
  cash provided by  operating activities:

        Depreciation and amortization                                                     576,924                 647,866
        Stock based compensation                                                           35,341                       -
        Provision for doubtful accounts                                                   102,728                   6,089
        Deferred income taxes                                                             (14,322)                      -

Changes in operating assets and liabilities:
        Short-term investments                                                         (1,250,000)                      -
        Accounts receivable                                                               356,550                 679,188
        Inventories                                                                      (562,434)                489,865
        Income tax receivable                                                                   -                 130,548
        Other current assets                                                             (247,944)               (198,437)
        Accounts payable                                                                1,123,727                (304,166)
        Deferred revenue                                                                 (232,500)                775,000
        Income tax payable                                                                      -                (295,254)
        Other accrued liabilities                                                         182,222                 117,205
                                                                                       ----------             -----------
Net cash provided by operating activities                                                 853,387               2,467,591
                                                                                       ----------             -----------
Cash flows from investing activities:
        Capital expenditures                                                             (514,836)               (129,214)
                                                                                       ----------             -----------
Net cash  used in investing activities                                                   (514,836)               (129,214)
                                                                                       ----------             -----------
Cash flows from financing activities:
        Payments of long-term debt                                                              -              (3,022,331)
        Borrowings under revolving credit agreement                                             -              30,691,005
        Payments under revolving credit agreement                                               -             (30,004,909)
        Stock options exercised                                                            42,750                       -
        Excess tax benefit from exercise of stock options                                  18,000                       -
                                                                                       ----------             -----------
Net cash  provided by (used in) financing activities                                       60,750              (2,336,235)
                                                                                       ----------             -----------

Net increase in cash and equivalents                                                      399,301                   2,142
Cash and cash equivalents at beginning of period                                          317,775                   8,256
                                                                                       ----------             -----------
Cash and cash equivalents at end of period                                             $  717,076             $    10,398
                                                                                       ==========             ===========

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

2.    Significant Accounting Policies

      Stock Options

      The Company has established a 1991 Employee Non-Qualified Stock Option Plan, a 1994 Employee Stock Option Plan, and a 1999 Incentive Stock Plan (collectively the "Employee Plans"). The Employee Plans provide for the granting of options to the Company's executive officers and key employees to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 1,800,000 shares of common stock may be granted under the Employee Plans. Options generally become exercisable ratably over a four year period or one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the first or second anniversary of the date granted. The right to exercise the options expires in ten years from the date of grant, or earlier if an option holder ceases to be employed by the Company.

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

      A summary of option activity under the plans for the three and six months ended December 31, 2005 is as follows:

                                                                                    Weighted
                                                                                    Average
                                                                 Weighted          Remaining      Aggregate
                                                                 Average          Contractual     Intrinsic
                                                   Shares     Exercise Price      Term (years)      Value
                                                   -------    --------------      ------------   ----------
Balance, July 1, 2005                               741,750      $     2.64
 Options Granted                                      5,000            4.80
 Options Exercised                                        -               -
 Options Canceled                                    (1,000)           6.75
                                                    -------      ----------
Balance, September 30, 2005                         745,750      $     2.65           4.4         $2,150,692
 Options Granted                                     30,000            5.25
 Options Exercised                                  (15,000)           2.85
 Options Canceled                                    (4,000)          18.25
                                                    -------      ----------
Balance, December 31, 2005                          756,750      $     2.66           4.4         $2,393,580
 Exercisable, December 31, 2005                     681,750      $     2.50           3.9         $2,273,130

      On July 1, 2005 the company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (Statement 123R), using the modified prospective transition method which does not require prior periods to be restated. Statement 123R sets accounting requirements for "share-based" compensation to employees, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of the stock options and other equity-based compensation.

      The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted during the six months ended December 31, 2005, the weighted average assumptions utilized in the Black-Scholes option-pricing model included an expected life of 10 years, risk-free interest rate of 4.45%, volatility of 51% and no dividend yield. For options granted during the six months ended December 31, 2004, the assumptions utilized in the Black-Scholes option-pricing model included an expected life of 10 years, risk-free interest rate of 4.20%, volatility of 52% and no dividend yield.

      Share-based compensation expense included in the statement of operations for the three months and six months ended December 31, 2005 was approximately $17,000 and $35,000 respectively. Unrecognized shared-based compensation cost related to unvested stock options amounts to approximately $163,000. The cost is expected to be recognized over the next four years.

      For the three and six months ended December 31, 2005, 15,000 stock options were exercised with an intrinsic value of $45,000. Cash received from stock option exercises was $42,750 with a tax benefit of $18,000.

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

      The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for periods presented prior to the Company's adoption of Statement 123R:

                                                           Three Months                   Six Months
                                                        Ended December 31,            Ended December 31,
                                                               2004                          2004
                                                        ------------------            ------------------
Net income, as reported                                   $  184,186                    $     419,687

Add: Stock-based employee
 compensation expense included in
 reported net income, net of
 related tax effects                                               -                                -
                                                          ----------                    -------------

Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for all awards
 granted since July 1, 1995, net of related tax effects   ($  13,424)                  ($      25,479)
                                                          ----------                   --------------

Pro forma net income                                      $  170,762                    $     394,208
                                                          ==========                   ==============

Earnings per share:
          Basic-as reported                               $     0.02                    $        0.05
                                                          ----------                    -------------
          Basic-pro forma                                 $     0.02                    $        0.05
                                                          ----------                    -------------

          Diluted-as reported                             $     0.02                    $        0.05
                                                          ----------                    -------------
          Diluted-pro forma                               $     0.02                    $        0.05
                                                          ----------                    -------------

      Short-term Investments

            The Company classifies its short-term investments as trading securities under the requirements of Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 considers trading securities as securities that are bought with the intention of being sold in the near term for the general purpose of realizing profits. The Company's short-term investments consist of auction rate securities with auction reset periods of less than twelve months. Trading securities are recorded at fair market value and gains and losses are reflected in "Interest income" in the accompanying Consolidated Statement of Operations.

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

Inventories are comprised as follows:

                                                         December 31, 2005               June 30, 2005
                                                         -----------------               -------------
Work-in progress                                         $         920,766               $     561,157
Raw materials and component parts                                9,035,053                   8,746,226
Finished goods                                                   2,635,149                   2,722,020
Reserve for obsolete and excess
inventory                                                       (1,252,984)                 (1,253,853)
                                                         -----------------               -------------
                                                         $      11,337,984               $  10,775,550
                                                         =================               =============

4.    Earnings per share

      Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of basic shares outstanding for the three months ended December 31, 2005 and 2004 was 7,832,186 and 7,818,432 respectively. The number of diluted shares outstanding for the three months ended December 31, 2005 and 2004 was 8,050,069 and 8,104,869 respectively. The number of basic shares outstanding for the six months ended December 31, 2005 and 2004 was 7,830,881 and 7,818,432 respectively. The number of diluted shares outstanding for the six months ended December 31, 2005 and 2004 was 8,041,758 and 8,087,657 respectively.

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

6.    Financing

      On September 1, 2005, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with the amendment to the Company's credit facility, the Bank extended the maturity on the Company's revolving credit facility from April 24, 2007 to September 1, 2008. The entire credit facility continues to accrue interest at the Bank's prime rate. The prime rate was 7.25% on December 31, 2005. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company's funded debt to EBITDA exceeds 2.5. The amended credit facility also provides the Company with a rate of LIBOR plus 1.75%, at the Company's option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company's fixed charge coverage ratio. The 90-day LIBOR rate was 4.53% at December 31, 2005.

      At December 31, 2005 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long-term debt.

      The Company was in compliance with all of the financial covenants associated with its credit facility at December 31, 2005.

7.    Stock Repurchase Arrangement

      On August 25, 2005, the Board of Directors authorized repurchases of shares of the Company's common stock pursuant to open market transactions in accordance with Rule 10b-18 under the Securities Exchange Act or in privately negotiated block transactions. The authorization permits repurchases from time to time until June 30, 2007 at the discretion of the Chairman of the Board or the President and Chief Executive Officer. The authorization permits up to $1.0 million to be applied to such repurchases. No specific number of shares are sought in connection with the authorization. The Company received the consent of the Bank for this authorized repurchase. As of December 31, 2005 no shares have been repurchased under this arrangement.

8.    Baralyme(R) Agreement

      A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories ("Abbott"), with the amounts received under the agreement, and amounts recognized as net sales is as follows:

                                  Three Months ended                 Six Months ended
                                      December 31,                      December 31,
                               ---------------------------      ---------------------------
                                  2005             2004             2005            2004
                               -----------       ---------      ------------    -----------

Beginning balance              $ 1,356,250       $ 891,250      $  1,472,500    $         -

Payment Received from
Abbott Laboratories                      -               -                 -      1,530,000

Revenue recognized
as net sales                      (116,250)       (116,250)         (232,500)      (755,000)
                               -----------       ---------      ------------    -----------
                                 1,240,000         775,000         1,240,000        775,000
                               -----------       ---------      ------------    -----------
Less - Current portion
of deferred revenue               (465,000)       (465,000)         (465,000)      (465,000)
                               -----------       ---------      ------------    -----------
                                  $775,000        $310,000          $775,000       $310,000
                               ===========       =========      ============    ===========

      During the first quarter of fiscal 2005, the Company recorded a charge to cost of sales of $600,000. This charge included $216,000 for severance payments and fringe benefits for the 12 bargaining unit employees. The charge included $200,000 for the value of Baralyme(R) inventory in stock at the time of the withdrawal, and associated disposal cost. The charge also included $184,000 for replacement of Baralyme(R) inventory which was returned by our customers as a result of the withdrawal. The Company has replaced Baralyme(R) returned by its customers with Carbolime(R), a carbon dioxide absorption product which continues to be offered for sale by Allied.

      In addition to the provisions of the agreement relating to the withdrawal of the Baralyme(R) product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of December 31, 2005 no amounts have been received, and $184,000 is receivable, as a result of product development activities. For the three and six months ended December 31, 2005; $110,000 and $184,000 have been included in Net Sales, respectively. For the three and six months ended December 31, 2005; $110,000 and $184,000 have been included in Cost of Sales, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004.

      Allied had net sales of $13.3 million for the three months ended December 31, 2005, down $0.4 million, or 2.9%, from net sales of $13.7 million in the prior year same quarter.

      Sales for the three months ended December 31, 2005 include $116,250 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme(R). Sales for the three months ended December 31, 2005 also include $110,000 as a result of product development activities to pursue development of a new carbon dioxide absorption product. The agreement with Abbott provides for Abbott to pay Allied up to $2,150,000 in product development cost to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.

      The Company ceased the sale of Baralyme(R) on August 27th, 2004. Sales for the three months ended December 31, 2004 include $116,250 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme(R). Income from the agreement will continue to be recognized over eight years, the term of the agreement, at $38,750 per month. Allied continues to sell Carbolime(R), a carbon dioxide absorbent with a different formulation than Baralyme(R).

      Domestic sales were down 9.1% from the prior year, while international business, which represented 23.2% of second quarter sales, was up 3.0%. Demand for the Company's Emergency Products has continued to be stronger than in prior years. The Company believes that demand for these products has been favorably impacted by Federal Homeland Security funding for emergency responders, as well as the reorganization of the sales force for Emergency Products. This increase in demand for the quarter ended December 31, 2005, has been offset by decreased demand for the Company's respiratory care products and medical gas equipment during the period. Respiratory Care Products include the Company's line of homecare products. The Company continues to invest in personnel and systems to recapture market share in this market. In addition, the Company continues to emphasize measures to reduce the cost of its products.

      Gross profit for the three months ended December 31, 2005 was $3.6 million, or 26.8% of net sales, compared to $3.4 million, or 25.0% of net sales, for the three months ended December 31, 2004. Cost of sales for the three months ended December 31, 2005 also included $110,000 as a result of product development of a new carbon dioxide absorption product. The improvement in gross margins from the prior year period is due to approximately $0.1 million lower manufacturing overhead spending for the three months ended December 31, 2005 than for the three months ended December 31, 2004, and higher absorption rates for fixed cost due to higher production levels in fiscal 2006.

      Selling, general and administrative expenses for the three months ended December 31, 2005 were $3.0 million, a net decrease of $0.1 million, or 3.2%, from $3.1 million for the three months ended December 31, 2004. This decrease includes a $66,000 decrease in the Company insurance program, a $33,000 decrease in telephone expense, and a $21,000 decrease in maintenance cost. These decreases were largely offset by an approximately $97,000 increase in recruiting and relocation for employee replacements. There have not been changes in staffing levels from the prior year.

      Income from operations was $0.5 million for the three months ended December 31, 2005 compared to $0.4 million for the three months ended December 31, 2004. Interest income was $18,718 for the three months ended December 31, 2005 compared to interest expense of $28,966 for the three months ended December 31, 2004. Allied had income before provision for income taxes in the second quarter of fiscal 2006 of $0.6 million, compared to income before provision for income taxes in the second quarter of fiscal 2005 of $0.3 million. The Company recorded a tax provision of $0.2 million for the three-month period ended December 31, 2005, versus a tax provision of $0.1 million for the three-month period ended December 31, 2004.

      In fiscal 2006, the net income for the second quarter was $0.3 million or $0.04 per basic and diluted share compared to net income of $0.2 million or $0.02 per basic and diluted share for the second quarter of fiscal 2005. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the second quarters of fiscal 2006 and 2005 were 7,832,186 and 7,818,432 shares respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the second quarters of fiscal 2006 and fiscal 2005 were 8,050,069 and 8,104,869 shares, respectively.

SIX MONTHS ENDED DECEMBER 31, 2005 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2004.

      Allied had net sales of $28.3 million for the six months ended December 31, 2005, up $0.7 million, or 2.5%, from net sales of $27.6 million in the prior year same period. The overall sales increase is primarily due to the timing of customer purchase order releases and Company shipping performance.

      Sales for the six months ended December 31, 2005 include $232,500 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme(R). Sales for the six months ended December 31, 2005 also include $184,000 as a result of product development activities to pursue development of a new carbon dioxide absorption product. The agreement with Abbott provides for Abbott to pay Allied up to $2,150,000 in product development cost to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.

      The Company ceased the sale of Baralyme(R) on August 27th, 2004 upon completion of the agreement with Abbott, and recognized income of $232,500 during the six months ended December 31, 2005. Income from the agreement will continue to be recognized over eight years, the term of the agreement, at $38,750 per month. Additionally, sales for the six months ended December 31, 2004 included recognition as sales of a one-time $600,000 payment from Abbott Laboratories for cost incurred in connection with the withdrawal of Baralyme(R) from the market, the disposal of such product, and severance payments payable to 12 manufacturing employees. Allied continues to sell Carbolime(R), a carbon dioxide absorbent with a different formulation than Baralyme(R).

      Domestic sales were down 2.0% from the prior year, while international business, which represented 19.0% of the first six months of sales, was up 28.2%. Orders for the six months ended December 31, 2005 were down 3.3% from orders for the same period of the prior year. However, purchase order releases were only slightly lower than in the first six months of the prior year. Purchase order release lead times depend on the scheduling practices of the individual customers. With improved shipping performance and releases, total sales increased 2.5% over prior year levels during the first six months.

      Gross profit for the six months ended December 31, 2005 was $7.5 million, or 26.7% of net sales, compared to $6.8 million, or 24.6% of net sales, for the six months ended December 31, 2004. Cost of sales for the six months ended December 31, 2005 includes $184,000 as a result of product development of a new carbon dioxide absorption product. Cost of sales for the six months ended December 31, 2004 includes $0.6 million in cost incurred in connection with the withdrawal of Baralyme(R). The improvement in gross margins from the prior year period is also attributable to higher absorption rates for fixed cost due to the higher sales in fiscal 2006, and manufacturing overhead spending which is unchanged from the prior year same period. The Company is continuing its active efforts to further reduce the cost to produce its products.

      Selling, general and administrative expenses for the six months ended December 31, 2005 were $6.2 million, a net increase of $0.2 million, or 3.3%, from $6.0 million for the six months ended December 31, 2004. The increase includes an approximately $0.1 million increase in salaries and wages as a result of scheduled increases and an approximately $0.1 million increase in recruiting and relocation cost. There have not been changes in staffing levels over the prior year. This increase in expense also includes an approximately $0.1 million increase in computer consulting and development expenses. These increases have been partially offset by decreases in the Company's insurance cost.

      Income from operations was $1.3 million for the six months ended December 31, 2005 compared to $0.8 million for the six months ended December 31, 2004. Interest income was $26,675 for the six months ended December 31, 2005 compared to interest expense of $102,811 for the six months ended December 31, 2004. Allied had income before provision for income taxes for the first six months of fiscal 2006 of $1.4 million, compared to income before provision for income taxes for the first six months of fiscal 2005 of $0.7 million. The Company recorded a tax provision of $0.6 million for the six-month period ended December 31, 2005, versus a tax provision of $0.3 million for the six-month period ended December 31, 2004.

      In fiscal 2006, the net income for the first six months was $0.8 million or $0.10 per basic and diluted share compared to net income of $0.4 million or $0.05 per basic and diluted share for the first six months of fiscal 2005. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the first six months of fiscal 2006 and 2005 were 7,830,881 and 7,818,432 shares, respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the first six months of fiscal 2006 and fiscal 2005 were 8,041,758 and 8,087,657 shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

      Working capital was $13.0 million at December 31, 2005 compared to $12.2 million at June 30, 2005. This is primarily due to a $0.4 million increase in cash, a $1.3 million increase in short-term investments, a $0.6 million increase in inventories and a $0.2 million increase in other current assets. These changes have been offset by a $0.5 million decrease in accounts receivable, a $1.1 million increase in accounts payable and a $0.2 million increase in other accrued liabilities.

      On August 25, 2005, the Board of Directors authorized repurchases of shares of the Company's common stock pursuant to open market transactions in accordance with Rule 10b-18 under the Securities Exchange Act or in privately negotiated block transactions. The authorization permits repurchases from time to time until June 30, 2007 at the discretion of the Chairman of the Board or the President and Chief Executive Officer. The authorization permits up to $1.0 million to be applied to such repurchases. No specific number of shares are sought in connection with the authorization. The Company received the consent of the Bank for this authorized repurchase. As of December 31, 2005 no shares have been repurchased under this arrangement.

      On September 1, 2005, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with the amendment to the Company's credit facility, the Bank extended the maturity on the Company's revolving credit facility from April 24, 2007 to September 1, 2008. The entire credit facility continues to accrue interest at the Bank's prime rate. The prime rate was 7.25% on December 31, 2005. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company's funded debt to EBITDA exceeds 2.5. The amended credit facility also provides the Company with a rate of LIBOR plus 1.75%, at the Company's option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company's fixed charge coverage ratio. The 90-day LIBOR rate was 4.53% at December 31, 2005.

      At December 31, 2005 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long-term debt.

      The Company was in compliance with all of the financial covenants associated with its credit facility at December 31, 2005.

      At December 31, 2005 the company had no balance outstanding against this facility and $9.1 million available to borrow from the line based on collateral requirements.

      In the event that economic conditions were to severely worsen for a protracted period of time, we believe that our borrowing capacity under our credit facilities will provide sufficient financial flexibility. The Company would have options available to ensure liquidity in addition to increased borrowing. Capital expenditures which are budgeted at $0.7 million for the fiscal year ended June 30, 2006, could be postponed. At December 31, 2005, the Company had no bank debt. Based on the Company's current level of debt, and performance, debt would bear interest at the Bank's prime rate. The Company's agreement with the Bank does include provisions for higher interest rates at higher debt levels and different levels of Company performance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      At December 31, 2005, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the commercial bank's "floating reference rate" or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

      The Company had no holdings of derivative financial or commodity instruments at December 31, 2005. Allied Healthcare Products has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      (a) As of December 31, 2005, the Company, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company's disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that such disclosure controls and procedures were effective as of December 31, 2005.

      (b) There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)   Exhibits:

      31.1  Certification of Chief Executive Officer (filed herewith)

      31.2  Certification of Chief Financial Officer (filed herewith)

      32.1 Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

      32.2 Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

      99.1 Press Release dated February 6, 2006 announcing second quarter earnings*

----------
* Notwithstanding any incorporation of this Quarterly Report on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ALLIED HEALTHCARE PRODUCTS, INC.

                                             /s/ Daniel C. Dunn
                                            ------------------------------------
                                             Daniel C. Dunn
                                             Chief Financial Officer

                                            Date: February 6, 2006