Form 10-Q
period 2006-03-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2006-05-03
CIK 874710

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2006

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Action of 1934

     For the transition period from _________________ to _________________

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

                                 Yes [ ] No [X]

     The number of shares of common stock outstanding at May 1, 2006 is 7,852,077 shares.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                         -------
Part I -  Financial Information
          Item 1. Financial Statements
                  Consolidated Statement of Operations -
                  three months and nine months ended March 31, 2006
                  and 2005 (Unaudited)                                      3

                  Consolidated Balance Sheet - March 31, 2006
                  (Unaudited) and June 30, 2005                           4 - 5

                  Consolidated Statement of Cash Flows - Nine months
                  ended March 31, 2006 and 2005 (Unaudited)                 6

                  Notes to Consolidated Financial Statements              7 - 13

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    14 - 19

          Item 3. Quantitative and Qualitative Disclosure about
                  Market Risk                                               19

          Item 4. Controls and Procedures                                   19

Part II - Other Information
          Item 6. Exhibits                                                  20

                  Signature                                                 21

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

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                 Three months ended          Nine months ended
                                     March 31,                   March 31,
                             -------------------------   -------------------------
                                 2006          2005          2006          2005
                             -----------   -----------   -----------   -----------
Net sales                    $14,756,600   $14,328,443   $43,082,670   $41,935,731
Cost of sales                 11,352,190    10,596,050    32,130,802    31,383,741
                             -----------   -----------   -----------   -----------
Gross profit                   3,404,410     3,732,393    10,951,868    10,551,990
Selling, general and
   administrative expenses     2,992,446     3,013,159     9,194,558     8,998,802
                             -----------   -----------   -----------   -----------
Income from operations           411,964       719,234     1,757,310     1,553,188
Interest expense                      --        15,416            --       118,227
Interest income                   (9,311)           --       (35,986)           --
Other, net                         8,861        13,791        28,854        32,563
                             -----------   -----------   -----------   -----------
                                    (450)       29,207        (7,132)      150,790
                             -----------   -----------   -----------   -----------
Income before provision
   for income taxes              412,414       690,027     1,764,442     1,402,398
Provision for income taxes       176,257       281,739       745,190       574,423
                             -----------   -----------   -----------   -----------
Net income                   $   236,157   $   408,288   $ 1,019,252   $   827,975
                             ===========   ===========   ===========   ===========
Basic earnings per share     $      0.03   $      0.05   $      0.13   $      0.11
                             ===========   ===========   ===========   ===========
Diluted earnings per share   $      0.03   $      0.05   $      0.13   $      0.10
                             ===========   ===========   ===========   ===========
Weighted average shares
   outstanding - basic         7,849,910     7,821,404     7,837,132     7,819,408
Weighted average shares
   outstanding - diluted       8,068,817     8,083,671     8,057,166     8,081,925

          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                               (Unaudited)
                                                March 31,      June 30,
                                                   2006          2005
                                               -----------   -----------
Current assets:
   Cash and cash equivalents                   $   720,525   $   317,775
   Short-term investments                          350,000            --
   Accounts receivable, net of allowances of
      $605,000 and $565,000, respectively        7,797,317     7,215,799
   Inventories, net                             11,721,973    10,775,550
   Other current assets                            331,544       168,431
                                               -----------   -----------
      Total current assets                      20,921,359    18,477,555
                                               -----------   -----------
   Property, plant and equipment, net           11,290,754    11,308,866
   Goodwill                                     15,979,830    15,979,830
   Other assets, net                               327,036       330,969
                                               -----------   -----------
      Total assets                             $48,518,979   $46,097,220
                                               ===========   ===========

          See accompanying Notes to Consolidated Financial Statements.

                                   (CONTINUED)

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  (Unaudited)
                                                                   March 31,      June 30,
                                                                     2006           2005
                                                                 ------------   ------------
Current liabilities:
   Accounts payable                                              $  3,366,374   $  2,110,599
   Revolving credit facility                                     $     81,000             --
   Deferred income taxes                                              689,008        711,416
   Deferred revenue                                                   465,000        465,000
   Other accrued liabilities                                        3,232,124      2,940,763
                                                                 ------------   ------------
      Total current liabilities                                     7,833,506      6,227,778
                                                                 ------------   ------------
Deferred revenue                                                      658,750      1,007,500
                                                                 ------------   ------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock; $0.01 par value; 1,500,000 shares
      authorized; no shares issued and outstanding                         --             --
   Series A preferred stock; $0.01 par value; 200,000 shares
      authorized; no shares issued and outstanding                         --             --
   Common stock; $0.01 par value; 30,000,000 shares
      authorized; 10,155,569 shares issued at March 31, 2006
      and 10,133,069 shares issued at June 30, 2005: 7,852,077
      shares outstanding at March 31, 2006 and 7,829,577
      shares outstanding June 30, 2005, respectively                  101,556        101,331
   Additional paid-in capital                                      47,254,447     47,109,143
   Retained earnings                                               13,402,148     12,382,896
   Less treasury stock, at cost; 2,303,492 shares at
      March 31, 2006 and June 30, 2005, respectively              (20,731,428)   (20,731,428)
                                                                 ------------   ------------
      Total stockholders' equity                                   40,026,723     38,861,942
                                                                 ------------   ------------
      Total liabilities and stockholders' equity                 $ 48,518,979   $ 46,097,220
                                                                 ============   ============

          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                            Nine months ended
                                                                March 31,
                                                       --------------------------
                                                           2006          2005
                                                       -----------   ------------
Cash flows from operating activities:
   Net income                                          $ 1,019,252   $    827,975
   Adjustments to reconcile net income to net
      cash provided by  operating activities:
      Depreciation and amortization                        865,386        963,054
      Stock based compensation                              55,064         20,060
      Provision for doubtful accounts                       95,164         36,106
      Deferred income taxes                                (22,408)            --
Changes in operating assets and liabilities:
   Short-term investments                                 (350,000)            --
   Accounts receivable                                    (676,682)      (314,520)
   Inventories                                            (946,423)       459,431
   Income tax receivable                                        --        130,548
   Other current assets                                   (163,113)      (201,815)
   Accounts payable                                      1,255,775        214,395
   Deferred revenue                                       (348,750)       658,750
   Income tax payable                                           --        (51,102)
   Other accrued liabilities                               291,361        233,059
                                                       -----------   ------------
Net cash provided by operating activities                1,074,626      2,975,941
                                                       -----------   ------------
Cash flows from investing activities:
   Capital expenditures                                   (843,341)      (342,591)
                                                       -----------   ------------
Net cash  used in investing activities                    (843,341)      (342,591)
                                                       -----------   ------------
Cash flows from financing activities:
   Payments of long-term debt                                   --     (3,174,646)
   Borrowings under revolving credit agreement             346,000     44,067,252
   Payments under revolving credit agreement              (265,000)   (43,533,412)
   Stock options exercised                                  64,125             --
   Excess tax benefit from exercise of stock options        26,340             --
                                                       -----------   ------------
Net cash provided by (used in) financing activities        171,465     (2,640,806)
                                                       -----------   ------------
Net increase (decrease) in cash and equivalents            402,750         (7,456)
Cash and cash equivalents at beginning of period           317,775          8,256
                                                       -----------   ------------
Cash and cash equivalents at end of period             $   720,525   $        800
                                                       ===========   ============

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

     In addition, the Company has established a 1991 Directors Non-Qualified Stock Option Plan, a 1995 Directors Non-Qualified Stock Option Plan and a 2005 Directors Non-Qualified Stock Option Plan (collectively the "Directors Plans"). The Directors Plans provide for the granting of options to the Company's directors who are not employees of the Company to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 325,000 shares of common stock may be granted under the Directors Plans. Options shall become exercisable with respect to one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the second anniversary of the date granted, except for certain options granted under the 1995 Directors Non-Qualified Stock Option Plan which become exercisable with respect to all of the shares covered thereby one year after the grant date. The right to exercise the options expires in ten years from the date of grant, or earlier if an option holder ceases to be a director of the Company.

     A summary of option activity under the plans for the three and nine months ended March 31, 2006 is as follows:

                                                              Weighted
                                                               Average
                                              Weighted        Remaining     Aggregate
                                               Average       Contractual    Intrinsic
                                  Shares   Exercise Price   Term (years)      Value
                                 -------   --------------   ------------   ----------
Balance, July 1, 2005            741,750       $ 2.64
   Options Granted                 5,000         4.80
   Options Exercised                  --           --
   Options Canceled               (1,000)        6.75
                                 -------       ------
Balance, September 30, 2005      745,750       $ 2.65            4.4       $2,150,692
   Options Granted                30,000         5.25
   Options Exercised             (15,000)        2.85
   Options Canceled               (4,000)       18.25
                                 -------       ------
Balance, December 31, 2005       756,750       $ 2.66            4.4       $2,393,580
   Options Granted                    --           --
   Options Exercised              (7,500)        2.85
   Options Canceled               (7,500)        2.85
                                 -------       ------
Balance, March 31, 2006          741,750       $ 2.66            4.1       $2,538,217
   Exercisable, March 31, 2006   691,750       $ 2.51            3.7       $2,474,492

     On December 14, 2005, options for an aggregate of 5,500 shares were granted as formula options under the 2005 Directors' Plan at $5.63 per share, however such options are void unless the 2005 Directors' Plan is approved by shareholders at or before the 2006 Annual Meeting of Shareholders. Such options are not reflected in the foregoing table and for accounting purposes are not deemed granted prior to receipt of such shareholder approval.

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

     The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted during the nine months ended March 31, 2006, the weighted average assumptions utilized in the Black-Scholes option-pricing model included an expected life of 10 years, risk-free interest rate of 4.45%, volatility of 51% and no dividend yield. For options granted during the nine months ended March 31,

2005, the assumptions utilized in the Black-Scholes option-pricing model included an expected life of 10 years, risk-free interest rate of 4.20%, volatility of 52% and no dividend yield.

     Share-based compensation expense included in the statement of operations for the three months and nine months ended March 31, 2006 was approximately $20,000 and $55,000 respectively. Unrecognized shared-based compensation cost related to unvested stock options amounts to approximately $143,000. The cost is expected to be recognized over the next four years.

     For the three and nine months ended March 31, 2006, 7,500 and 22,500 stock options were exercised with an intrinsic value of $20,850 and $65,850 respectively. Cash received from stock option exercises were $21,375 and $64,125 with tax benefits of $8,340 and $26,340 respectively for those same periods.

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

     The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for periods presented prior to the Company's adoption of Statement 123R:

                                            Three Months      Nine Months
                                          Ended March 31,   Ended March 31,
                                                2005             2005
                                          ---------------   ---------------
Net income, as reported                      $ 408,288         $ 827,975
Add: Stock-based employee
   compensation expense included in
   reported net income, net of
   related tax effects                       $  12,036         $  12,036
                                             ---------         ---------
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards granted since July 1,
   1995, net of related tax effects           ($14,221)         ($39,700)
                                             ---------         ---------
Pro forma net income                         $ 406,103         $ 800,311
                                             =========         =========
Earnings per share:
   Basic-as reported                         $    0.05         $    0.11
                                             ---------         ---------
   Basic-pro forma                           $    0.05         $    0.11
                                             ---------         ---------
   Diluted -as reported                      $    0.05         $    0.10
                                             ---------         ---------
   Diluted -pro forma                        $    0.05         $    0.10
                                             ---------         ---------

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

Inventories are comprised as follows:

                                    March 31, 2006   June 30, 2005
                                    --------------   -------------
Work-in progress                     $ 1,202,559      $   561,157
Raw materials and component parts      8,696,171        8,746,226
Finished goods                         2,995,799        2,722,020
Reserve for obsolete and excess
inventory                             (1,172,556)      (1,253,853)
                                     -----------      -----------
                                     $11,721,973      $10,775,550
                                     ===========      ===========

4.   Earnings per share

     Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of basic shares outstanding for the three months ended March 31, 2006 and 2005 was 7,849,910 and 7,821,404 respectively. The number of diluted shares outstanding for the three months ended March 31, 2006 and 2005 was 8,068,817 and 8,083,671 respectively. The number of basic shares outstanding for the nine months ended March 31, 2006 and 2005 was 7,837,132 and 7,819,408 respectively. The number of diluted shares outstanding for the nine months ended March 31, 2006 and 2005 was 8,057,166 and 8,081,925 respectively.

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

6.   Financing

     On September 1, 2005, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with the amendment to the Company's credit facility, the Bank extended the maturity on the Company's revolving credit facility from April 24, 2007 to September 1, 2008. The entire credit facility continues to accrue interest at the Bank's prime rate. The prime rate was 7.75% on March 31, 2006. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company's funded debt to EBITDA exceeds
2.5. The amended credit facility also provides the Company with a rate of LIBOR plus 1.75%, at the Company's option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company's fixed charge coverage ratio. The 90-day LIBOR rate was 4.98% at March 31, 2006.

     The Company was in compliance with all of the financial covenants associated with its credit facility at March 31, 2006.

     At March 31, 2006 the company had $81,000 outstanding against this facility and $9.9 million available to borrow from the line based on collateral requirements.

7.   Stock Repurchase Arrangement

     On August 25, 2005, the Board of Directors authorized repurchases of shares of the Company's common stock pursuant to open market transactions in accordance with Rule 10b-18 under the Securities Exchange Act or in privately negotiated block transactions. The authorization permits repurchases from time to time until June 30, 2007 at the discretion of the Chairman of the Board or the President and Chief Executive Officer. The authorization permits up to $1.0 million to be applied to such repurchases. No specific number of shares are sought in connection with the authorization. The Company received the consent of the Bank for this authorized repurchase. As of March 31, 2006 no shares have been repurchased under this arrangement.

8.   Baralyme(R) Agreement

     A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories ("Abbott"), with the amounts received under the agreement, and amounts recognized as net sales is as follows:

                           Three Months ended        Nine Months ended
                               March 31,                 March 31,
                         ----------------------   -----------------------
                            2006         2005        2006         2005
                         ----------   ---------   ----------   ----------
Beginning balance        $1,240,000   $ 775,000   $1,472,500   $       --
Payment Received from
   Abbott Laboratories           --          --           --    1,530,000
Revenue recognized
   as net sales            (116,250)   (116,250)    (348,750)    (871,250)
                         ----------   ---------   ----------   ----------
                          1,123,750     658,750    1,123,750      658,750
                         ----------   ---------   ----------   ----------
Less - Current portion
   of deferred revenue     (465,000)   (465,000)    (465,000)    (465,000)
                         ----------   ---------   ----------   ----------
                         $  658,750   $ 193,750   $  658,750   $  193,750
                         ==========   =========   ==========   ==========

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

     In addition to the provisions of the agreement relating to the withdrawal of the Baralyme(R) product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of March 31, 2006 $184,000 has been received, and $87,000 is receivable, as a result of product development activities. For the three and nine months ended March 31, 2006; $87,000 and $271,000 have been included in Net Sales, respectively. For the three and nine months ended March 31, 2006; $87,000 and $271,000 have been included in Cost of Sales, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005.

          Allied had net sales of $14.8 million for the three months ended March 31, 2006, up $0.5 million, or 3.5%, from net sales of $14.3 million in the prior year same quarter. The overall sales increase is primarily due to the timing of customer purchase order releases and Company shipping performance.

     Sales for the three months ended March 31, 2006 include $116,250 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme(R). Sales for the three months ended March 31, 2006 also include $87,000 as a result of product development activities to pursue development of a new carbon dioxide absorption product. The agreement with Abbott provides for Abbott to pay Allied up to $2,150,000 in product development cost to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.

     The Company ceased the sale of Baralyme(R) on August 27th, 2004. Sales for the three months ended March 31, 2005 include $116,250 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme(R). Income from the agreement will continue to be recognized over eight years, the term of the agreement, at $38,750 per month. Allied continues to sell Carbolime(R), a carbon dioxide absorbent with a different formulation than Baralyme(R).

     Domestic sales were up 6.8% from the prior year, while international business, which represented 16.1% of third quarter sales, was down 13.1%. International orders are down 6.6% on a year-to-date basis. The Company believes that the decrease in international sales and orders is a result of order timing, and is not reflective of a loss of market share.

     Gross profit for the three months ended March 31, 2006 was $3.4 million, or 23.0% of net sales, compared to $3.7 million, or 25.9% of net sales, for the three months ended March 31, 2005. The reduction in gross margins from the prior year period is primarily due to approximately $0.2 million in higher employee benefit cost from increased medical payments for the three months ended March 31, 2006 than for the three months ended March 31, 2005. Cost of sales for the three months ended March 31, 2006 also included $87,000 as a result of product development of a new carbon dioxide absorption product.

     Selling, general and administrative expenses for the three months ended March 31, 2006 and 2005 were $3.0 million. Salaries and wages increased by $0.1 million from the prior year as a result of scheduled increases. There have not been changes to staffing levels from the prior year. Medical cost increased by approximately $67,000 over the prior year. These increases were offset by decreases in other spending including $0.1 million in legal fees, $37,000 in insurance cost, and $37,000 in bad debt expense.

     Income from operations was $0.4 million for the three months ended March 31, 2006 compared to $0.7 million for the three months ended March 31, 2005. Interest income was $9,311 for the three months ended March 31, 2006 compared to interest expense of $15,416 for the three months ended March 31, 2005. Allied had income before provision for income taxes in the third quarter of fiscal 2006 of $0.4 million, compared to income before provision for income taxes in the third quarter of fiscal 2005 of $0.7 million. The Company recorded a tax provision of $0.2 million for the three-month period ended March 31, 2006, versus a tax provision of $0.3 million for the three-month period ended March 31, 2005.

     In fiscal 2006, the net income for the third quarter was $0.2 million or $0.03 per basic and diluted share compared to net income of $0.4 million or $0.05 per basic and diluted share for the third quarter of fiscal 2005. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the third quarters of fiscal 2006 and 2005 were 7,849,910 and 7,821,404 shares respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the third quarters of fiscal 2006 and fiscal 2005 were 8,068,817 and 8,083,671 shares, respectively.

NINE MONTHS ENDED MARCH 31, 2006 COMPARED TO NINE MONTHS ENDED MARCH 31, 2005.

     Allied had net sales of $43.1 million for the nine months ended March 31, 2006, up $1.2 million, or 2.9%, from net sales of $41.9 million in the prior year same period. The overall sales increase is primarily due to the timing of customer purchase order releases and Company shipping performance. Purchase order releases were higher than in the first nine months of the prior year. Purchase order release lead times depend on the scheduling practices of the individual customers.

     Sales for the nine months ended March 31, 2006 include $348,750 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme(R). Sales for the nine months ended March 31, 2006 also include $271,000 as a result of product development activities to pursue development of a new carbon dioxide absorption product. The agreement with Abbott provides for Abbott to pay Allied up to $2,150,000 in product development cost to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.

     The Company ceased the sale of Baralyme(R) on August 27th, 2004 upon completion of the agreement with Abbott, and recognized income of $271,500 during the nine months ended March 31, 2005. Income from the agreement will continue to be recognized over eight years, the term of the agreement, at $38,750 per month. Additionally, sales for the nine months ended March 31, 2005 included recognition as sales of a one-time $600,000 payment from Abbott Laboratories for cost incurred in connection with the withdrawal of Baralyme(R) from the market, the disposal of such product, and severance payments payable to 12 manufacturing employees. Allied continues to sell Carbolime(R), a carbon dioxide absorbent with a different formulation than Baralyme(R).

     Domestic sales were up 0.9% from the prior year, while international business, which represented 17.8% of the first nine months of sales, was up 11.9%. Orders for the nine months ended March 31, 2006 were down 7.1% from orders for the same period of the prior year. Domestic demand for the Company's Emergency Products has continued to be slightly stronger than in prior years. However, demand for the Company's respiratory care products and medical gas equipment is lower than in the prior year. The Company believes that the market for construction products, included in medical gas equipment, is weaker than in the prior year. Respiratory Care Products include the Company's line of homecare products. The Company continues to invest in personnel and systems to recapture market share in this market. In addition, the Company continues to emphasize measures to reduce the cost of its products.

     Gross profit for the nine months ended March 31, 2006 was $11.0 million, or 25.5% of net sales, compared to $10.6 million, or 25.3% of net sales, for the nine months ended March 31, 2005. Cost of sales for the nine months ended March 31, 2006 includes $271,000 as a result of product development of a new carbon dioxide absorption product. Cost of sales for the nine months ended March 31, 2005 includes $0.6 million in cost incurred in connection with the withdrawal of Baralyme(R). Gross margins for the nine months ended March 31, 2006 have been adversely impacted by higher payments for employee medical expense. Employee medical expense included in Cost of sales during the nine months ended March 31, 2006 was $0.3 million higher than for the same period during the prior year.

     As discussed below, employee medical expenses included in Selling, general, and administrative expenses was $0.1 million higher for the nine months ended March 31, 2006 than for the same period during the prior year. In total, medical expenses for the nine-month period increased approximately $0.4 million under the self-insured portion of the benefit over the previous year, approximately $0.3 million during the third quarter. During fiscal 2006 the Company's medical cost per employee have grown at an annual rate of 21% over the prior year, higher than the historical rate of increase of approximately 9%. The Company believes that the increase during the three and nine months ended March 31, 2006 is primarily due to a higher than normal number of claims requiring significant medical attention. The Company believes that medical cost will return to patterns which reflect market trends for the cost of health care.

     Selling, general and administrative expenses for the nine months ended March 31, 2006 were $9.2 million, a net increase of $0.2 million, or 2.2%, from $9.0 million for the nine months ended March 31, 2005. The increase includes an approximately $0.2 million increase in salaries and wages as a result of scheduled increases. There have not been changes in staffing levels over the prior year. Selling, general and administrative expenses have also increased as a result of approximately $0.1 million increase in medical benefits over the prior year, and an approximately $0.1 million increase in recruiting and relocation cost. These increases in expense have been partially offset by decreases in other Selling, general, and administrative expenses including decreases in the cost of the Company's property and product liability insurance programs, and legal expenses. Cost for insurance for the nine months ended March 31, 2006 was $0.1 million lower than in the prior year. Legal expense is approximately $0.1 million lower than in the prior year.

     Income from operations was $1.8 million for the nine months ended March 31, 2006 compared to $1.6 million for the nine months ended March 31, 2005. Interest income was $35,986 for the nine months ended March 31, 2006 compared to interest expense of $118,227 for the nine months ended March 31, 2005. Allied had income before provision for income taxes for the first nine months of fiscal 2006 of $1.8 million, compared to income before provision for income taxes for the first nine months of fiscal 2005 of $1.4 million. The Company recorded a tax provision of $0.7 million for the nine month period ended March 31, 2006, versus a tax provision of $0.6 million for the nine month period ended March 31, 2005.

     In fiscal 2006, the net income for the first nine months was $1.0 million or $0.13 per basic and diluted share compared to net income of $0.8 million or $0.11 per basic and $0.10 per diluted share for the first nine months of fiscal 2005. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the first nine months of fiscal 2006 and 2005 were 7,837,132 and 7,819,408 shares, respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the first nine months of fiscal 2006 and fiscal 2005 were 8,057,166 and 8,081,925 shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

     Working capital was $13.1 million at March 31, 2006 compared to $12.2 million at June 30, 2005. This is primarily due to a $0.4 million increase in cash, a $0.4 million increase in short-term investments, a $0.6 million increase in accounts receivable, a $0.9 million increase in inventories and a $0.2 million increase in other current assets. These changes have been offset by a $1.3 million increase in accounts payable and a $0.4 million increase in other accrued liabilities.

     On August 25, 2005, the Board of Directors authorized repurchases of shares of the Company's common stock pursuant to open market transactions in accordance with Rule 10b-18 under the Securities Exchange Act or in privately negotiated block transactions. The authorization permits repurchases from time to time until June 30, 2007 at the discretion of the Chairman of the Board or the President and Chief Executive Officer. The authorization permits up to $1.0 million to be applied to such repurchases. No specific number of shares are sought in connection with the authorization. The Company received the consent of the Bank for this authorized repurchase. As of March 31, 2006 no shares have been repurchased under this arrangement.

     On September 1, 2005, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with the amendment to the Company's credit facility, the Bank extended the maturity on the Company's revolving credit facility from April 24, 2007 to September 1, 2008. The entire credit facility continues to accrue interest at the Bank's prime rate. The prime rate was 7.75% on March 31, 2006. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company's funded debt to EBITDA exceeds
2.5. The amended credit facility also provides the Company with a rate of LIBOR plus 1.75%, at the Company's option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company's fixed charge coverage ratio. The 90-day LIBOR rate was 4.98% at March 31, 2006.

     The Company was in compliance with all of the financial covenants associated with its credit facility at March 31, 2006.

     At March 31, 2006 the company had $81,000 outstanding against this facility and $9.9 million available to borrow from the line based on collateral requirements.

     In the event that economic conditions were to severely worsen for a protracted period of time, we believe that our borrowing capacity under our credit facilities will provide sufficient financial flexibility. The Company would have options available to ensure liquidity in addition to increased borrowing. At March 31, 2006, the Company had $81,000 in bank debt. Based on the Company's current level of debt, and performance, debt would bear interest at the Bank's prime rate. The Company's agreement with the Bank does include provisions for higher interest rates at higher debt levels and different levels of Company performance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     At March 31, 2006, the Company had $81,000 in debt outstanding. The revolving credit facility bears an interest rate using the commercial bank's "floating reference rate" or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

     The Company had no holdings of derivative financial or commodity instruments at March 31, 2006. Allied Healthcare Products has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     (a) As of March 31, 2006, the Company, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company's disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that such disclosure controls and procedures were effective as of March 31, 2006.

     (b) There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)  Exhibits:

     31.1 Certification of Chief Executive Officer (filed herewith)

     31.2 Certification of Chief Financial Officer (filed herewith)

     32.1 Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

     32.2 Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

     99.1 Press Release dated May 3, 2006 announcing second quarter earnings*

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

                                        ALLIED HEALTHCARE PRODUCTS, INC.


                                        /s/ Daniel C. Dunn
                                        ----------------------------------------
                                        Daniel C. Dunn
                                        Chief Financial Officer
                                        Date: May 3, 2006