Form 10-K
period 2006-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2006-09-28
CIK 874710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-19266

Allied Healthcare Products, Inc.
[Exact name of registrant as specified in its charter]

Delaware	25-1370721
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer identification no.)

1720 Sublette Avenue St. Louis, Missouri (Address of principal executive offices)	63110 (zip code)

Registrant’s telephone number, including area code
(314) 771-2400

Securities registered pursuant to Section 12(b) of the Act:

Name of
each exchange
on which
Title of each class	registered

None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
Preferred Stock
Preferred Stock Purchase Rights
(Title of class)

Indicate by check mark if the registrant is a well - known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes. ☐     No. ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes. ☐     No. ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes. ☑     No. ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes. ☑

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12 b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12 b-2).  Yes. ☐     No. ☑

As of December 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $26,356,972.

As of September 28, 2006, there were 7,874,577 shares of common stock, $0.01 par value (the “Common Stock”), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be dated October 13, 2006 (portion) (Part III)

ALLIED HEALTHCARE PRODUCTS, INC.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are “forward-looking statements.” Words such as “believe,” “expect,” “intend,” “will,” “should,” and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, and specific matters which relate directly to the Company’s operations and properties as discussed in Items 1, 1A, 3 and 7 in this Report. The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I

Item 1.	Business

General

Allied Healthcare Products, Inc. (“Allied” or the “Company”) manufactures a variety of respiratory products used in the health care industry in a wide range of hospital and alternate site settings, including sub-acute care facilities, home health care and emergency medical care. The Company’s product lines include respiratory care products, medical gas equipment and emergency medical products. The Company believes that it maintains significant market shares in selected product lines.

The Company’s products are marketed under well-recognized and respected brand names to hospitals, hospital equipment dealers, hospital construction contractors, home health care dealers, emergency medical products dealers and others. Allied’s product lines include:

Respiratory Care Products

•	respiratory care/anesthesia products

•	home respiratory care products

Medical Gas Equipment

•	medical gas system construction products

•	medical gas system regulation devices

•	disposable oxygen and specialty gas cylinders

•	portable suction equipment

Emergency Medical Products

•	respiratory/resuscitation products

•	trauma and patient handling products

The Company’s principal executive offices are located at 1720 Sublette Avenue, St. Louis, Missouri 63110, and its telephone number is (314) 771-2400.

Markets and Products

In fiscal 2006, respiratory care products, medical gas equipment and emergency medical products represented approximately 25%, 57% and 18%, respectively, of the Company’s net sales. In fiscal 2005, respiratory care products, medical gas equipment and emergency medical products represented approximately 27%, 56%, and 17%, respectively, of the Company’s net sales. The Company operates in a single industry segment and its principal products are described in the following table:

Principal Brand
Product	Description	Names	Primary Users

Respiratory Care Products
Respiratory Care/ Anesthesia Products	Large volume compressors; ventilator calibrators; humidifiers and mist tents; and CO2 absorbent	Timeter	Hospitals and sub-acute facilities
Home Respiratory Care Products	O2 cylinders; pressure regulators; nebulizers; portable large volume compressors; portable suction equipment and disposable respiratory products	Timeter; B&F; Schuco	Patients at home
Medical Gas Equipment
Construction Products	In-wall medical gas system components; central station pumps and compressors and headwalls	Chemetron; Oxequip	Hospitals and sub-acute facilities
Regulation Devices	Flowmeters; vacuum regulators; pressure regulators and related products	Chemetron; Oxequip; Timeter	Hospitals and sub-acute facilities
Disposable Cylinders	Disposable oxygen and gas cylinders	Lif-O-Gen	First aid providers and specialty gas distributors
Suction Equipment	Portable suction equipment and disposable suction canisters	Gomco; Allied; Schuco	Hospitals, sub-acute facilities and homecare products
Emergency Medical Products
Respiratory/ Resuscitation	Demand resuscitation valves; bag mask resuscitators; emergency transport ventilators, oxygen regulators and SurgeX — surge suppressing post valve	LSP; Omni-Tech	Emergency service providers
Trauma and Patient Handling Products	Spine immobilization products; pneumatic anti-shock garments, trauma burn kits and Xtra backboards	LSP	Emergency service providers

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

On August 27, 2004, Allied Healthcare Products, Inc. (“Allied”) entered into an agreement with Abbott Laboratories (“Abbott”) pursuant to which Allied agreed to cease production of its product Baralyme®, and to affect the withdrawal of Baralyme® product held by distributors. The agreement permits Allied to pursue the development of a new carbon dioxide absorbent product. Baralyme®, a carbon dioxide absorbent product, has been used safely and effectively in connection with inhalation anesthetics since its introduction in the 1920s. In recent years, the number of inhalation anesthetics has increased, giving rise to concerns regarding the use of Baralyme® in conjunction with these newer inhalation anesthetics if Baralyme® has been allowed, contrary to recommended practice, to become desiccated. The agreement also provides that, for a period of eight years, Allied will not manufacture, distribute, promote, market, sell, commercialize or donate any Baralyme® product or similar product based upon potassium hydroxide and will not develop or license any new carbon dioxide absorbent product containing potassium hydroxide. More detailed information concerning this agreement is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Home Respiratory Care Products.  Home respiratory care products represent one of Allied’s potential growth areas. Allied’s broad line of home respiratory care products include aluminum oxygen cylinders, oxygen regulators, pneumatic nebulizers, portable suction equipment and the full line of respiratory disposable products.

Medical Gas Equipment

Market.  The market for medical gas equipment consists of hospitals, alternate care settings and surgery centers. The medical gas equipment group is broken down into three separate categories: construction products, regulation devices and suction equipment, and disposable cylinders.

Construction Products.  Allied’s medical gas system construction products consist of in-wall medical system components, central station pumps and compressors, and headwalls. These products are typically installed during construction or renovation of a health care facility and are built in as an integral part of the facility’s physical plant. Typically, the contractor for the facility’s construction or renovation purchases medical gas system components from manufacturers and ensures that the design specifications of the health care facility are met.

Allied’s in-wall components, including outlets, manifolds, alarms, ceiling columns and zone valves, serve a fundamental role in medical gas delivery systems.

Central station pumps and compressors are individually engineered systems consisting of compressors, reservoirs, valves and controls designed to drive a hospital’s medical gas and suction systems. Each system is designed specifically for a given hospital or facility, which purchases pumps and compressors from suppliers. The Company’s sales of pumps and compressors are driven, in large part, by its share of the in-wall components market.

The Company’s construction products are sold primarily to hospitals, alternate care settings and hospital construction contractors. The Company believes that it holds a major share of the U.S. market for its construction products, that these products are installed in more than three thousand hospitals in the United States and that its installed base of equipment in this market will continue to generate follow-on sales. The Company believes that most hospitals and sub-acute care facility construction spending is for expansion or renovation of existing facilities. Many hospital systems and individual hospitals undertake major renovations to upgrade their operations to improve the quality of care they provide, reduce costs and attract patients and personnel.

Regulation Devices and Suction Equipment.  The Company’s medical gas system regulation products include flowmeters, vacuum regulators and pressure regulators, as well as related adapters, fittings and hoses which measure, regulate, monitor and help transfer medical gases from walled piping or equipment to patients in hospital rooms, operating theaters or intensive care areas. The Company’s leadership position in the in-wall components market provides a competitive advantage in marketing medical gas system regulation devices that are compatible with those components.

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

Emergency Medical Products

Market.  Emergency medical products are used in the treatment of trauma-induced injuries. The Company’s emergency medical products provide patient resuscitation or ventilation during cardiopulmonary resuscitation or respiratory distress as well as immobilization and treatment for burns. The Company has seen growth in the trauma care venue for health care services, as the trend continues toward providing health care outside the traditional hospital setting. The Company also expects that other countries will develop trauma care systems in the future, although no assurance can be given that such systems will develop or that they will have a favorable impact on the Company. Sales of emergency medical products are made through specialized emergency medical products distributors to ambulance companies, fire departments and emergency medical systems volunteer organizations.

The emergency medical products are broken down into two categories: respiratory/resuscitator products and trauma patient handling products.

Respiratory/Resuscitation Products.  The Company’s respiratory/resuscitation products include demand resuscitation valves, portable resuscitation systems, bag masks and related products, emergency transport ventilators, precision oxygen regulators, minilators, multilators and humidifiers.

Demand resuscitation valves are designed to provide 100% oxygen to breathing or non-breathing patients. In an emergency situation, they can be used with a mask or tracheotomy tubes and operate from a standard regulated oxygen system. The Company’s portable resuscitation systems provide fast, simple and effective means of ventilating a non-breathing patient during cardiopulmonary resuscitation and 100% oxygen to breathing patients on demand with minimal inspiratory effort. The Company also markets a full line of disposable and reusable bag mask resuscitators, which are available in a variety of adult and child-size configurations. Disposable mouth-to-mask resuscitation systems have the added advantage of reducing the risk of transmission of communicable diseases.

The Company’s autovent transport ventilator can meet a variety of needs in different applications ranging from typical emergency medical situations to more sophisticated air and ground transport. Each autovent is accompanied by a patient valve, which provides effective ventilation during cardiopulmonary resuscitation or respiratory distress. When administration of oxygen is required at the scene of a disaster, in military field hospitals or in a multiple-victim incident, Allied’s minilators and multilators are capable of providing oxygen to one or a large number of patients.

To complement the family of respiratory/resuscitation products, the Company offers a full line of oxygen product accessories. This line of accessory products includes reusable aspirators, tru-fit masks, disposable cuffed masks and related accessories.

Trauma and Patient Handling Products.  The Company’s trauma and patient handling products include spine immobilization products, pneumatic anti-shock garments and trauma burn kits. Spine immobilization products include a backboard that is designed for safe immobilization of injury victims and provides a durable and cost effective means of emergency patient transportation and extrication. The infant/pediatric immobilization board is durable and scaled for children. The half back extractor/rescue vest is useful for both suspected cervical/spinal injuries and for mountain and air rescues. The Company’s pneumatic anti-shock garments are used to treat victims experiencing hypovolemic shock. Allied’s trauma burn kits contain a comprehensive line of products for the treatment of trauma and burns.

Sales and Marketing

Allied sells its products primarily to respiratory care/anesthesia product distributors, hospital construction contractors, emergency medical equipment dealers and directly to hospitals. The Company maintains a sales force of 35 sales professionals, all of whom are full-time employees of the Company.

The sales force includes 11 domestic hospital specialists, 10 domestic construction specialists, 3 emergency specialists and 5 international sales representatives. A total of four sales managers lead each of the sales groups. Two product managers are responsible for the marketing activities of our product lines.

The domestic hospital specialists are responsible for sales of all Allied products with the exception of construction products within their territory. The domestic construction specialists are responsible for sales of all Allied construction products within their territory. Sales of products are accomplished through respiratory care/anesthesia distributors for the regulation devices, suction equipment, respiratory care/anesthesia products and disposable cylinders. The homecare products are sold primarily through our own in house telemarketing. Construction products are sold direct to hospital construction contractors and through distributors.

Emergency medical specialists are responsible for sales of respiratory/resuscitation products, trauma and patient handling products. These products are principally sold to ambulance companies, fire departments and emergency medical systems volunteer organizations through specialized emergency medical products distributors.

The international specialists sell all Allied products within their territory. Allied’s net sales to foreign markets totaled 18% of the Company’s net sales in fiscal 2006, 17% of the Company’s net sales in fiscal 2005, and 17% of the Company’s net sales in fiscal 2004. International sales are made through a network of dealers, agents and U.S. exporters who distribute the Company’s products throughout the world. Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East.

Manufacturing

Allied’s manufacturing processes include fabrication, electro-mechanical assembly operations and plastics manufacturing. A significant part of Allied’s manufacturing operations involves electro-mechanical assembly of proprietary products and the Company is vertically integrated in most elements of metal machining and fabrication. Most of Allied’s hourly employees are involved in machining, metal fabrication, plastics manufacturing and product assembly.

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

Research and Development

Allied’s research and development group is responsible for the development of new products. This group is staffed with mechanical and electrical engineers.

During fiscal year 2006 the research and development group completed the design and released to manufacturing a new hospital alarm system and gas manifold system. In addition, a new bag mask resuscitator with a mask restraining system was released for use in the EMS and hospital markets.

The research and development group has also completed the design of an accessory for a bag mask resuscitator that will help EMS personnel use the bag mask per the American Heart Association guidelines. This product is pending 510(k) approval and will be released for sale in the second quarter of fiscal year 2007.

As part of the agreement relating to the withdrawal of the Baralyme® product, Abbott has agreed to pay to Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. It is Allied’s intention to pursue development of a new carbon dioxide absorption product. As of June 30, 2006 the Company had spent $363,000 to pursue development of a new carbon dioxide absorbent. As of June 30, 2006 the Company had been reimbursed $271,000 by Abbott. More detailed information concerning this agreement is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Government Regulation

The Company’s products and its manufacturing activities are subject to extensive and rigorous government regulation by federal and state authorities in the United States and other countries. In the United States, medical devices for human use are subject to comprehensive review by the United States Food and Drug Administration (the “FDA”). The Federal Food, Drug, and Cosmetic Act (“FDC Act”), and other federal statutes and regulations, govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in warning letters, fines, recall or seizure of products, injunction, refusal to permit products to be imported into or exported out of the United States, refusal of the government to clear or approve marketing applications or to allow the Company to enter into government supply contracts, or withdrawal of previously approved marketing applications and criminal prosecution.

The Company is required to file a premarket notification in the form of a premarket approval (“PMA”) with the FDA before it begins marketing a new medical device that offers new technology that is currently not on the market. The Company also must file a premarket notification in the form of a 510(k) with the FDA before it begins marketing a new medical device that utilizes existing technology for devices that are currently on the market. The 510(k) submission process is also required when the Company makes a change or modifies an existing device in a manner that could significantly affect the device’s safety or effectiveness.

Compliance with the regulatory approval process in order to market a new or modified medical device can be uncertain, lengthy and, in some cases, expensive. There can be no assurance that necessary regulatory approvals will be obtained on a timely basis, or at all. Delays in receipt or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company manufactures and distributes a broad spectrum of respiratory therapy equipment, emergency medical equipment and medical gas equipment. To date, all of the Company’s FDA clearances have been obtained through the 510(k) clearance process. These determinations are very fact specific and the FDA has stated that, initially, the manufacturer is best qualified to make these determinations, which should be based on adequate supporting data and documentation. The FDA however, may disagree with a manufacturer’s determination not to file a 510(k) and require the submission of a new 510(k) notification for the changed or modified device. Where the FDA believes that the change or modification raises significant new questions of safety or effectiveness, the agency may require a manufacturer to cease distribution of the device pending clearance of a new 510(k) notification. Certain of the Company’s medical devices have been changed or modified subsequent to 510(k) marketing clearance of the original device by the FDA. Certain of the Company’s medical devices, which were first marketed prior to May 28, 1976, and therefore, grandfathered and exempt from the 510(k) notification process, also have been subsequently changed or modified. The Company believes that these changes or modifications do not significantly affect the devices’ safety or effectiveness, or make a major change or modification in the devices’ intended uses and, accordingly, submission of new 510(k) notification to the FDA is not required. There can be no assurance, however, that the FDA would agree with the Company’s determinations.

In addition, commercial distribution in certain foreign countries is subject to additional regulatory requirements and receipt of approvals that vary widely from country to country. The Company believes it is in compliance with regulatory requirements of the countries in which it sells its products.

The Medical Device Reporting regulation requires that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The Medical Device Tracking regulation requires the Company to adopt a method of device tracking of certain devices, such as ventilators, which are life-supporting or life-sustaining devices used outside of a device user facility, some of which are permanently implantable devices. The regulation requires that the method adopted by the Company will ensure that the tracked device can be traced from the device manufacturer to the person for whom the device is indicated (i.e., the patient). In addition, the FDA prohibits a company from promoting an approved device for unapproved applications and reviews a company’s labeling for accuracy. Labeling and promotional activities also are in certain instances, subject to scrutiny by the Federal Trade Commission.

The Company’s medical device manufacturing facilities are registered with the FDA, and have received ISO 9001 Certification for the St. Louis facility and certification per the Medical Device Directive (MDD — European) for certain products in 1998. As such, the Company will be audited by the FDA, ISO, and European auditors for compliance with the Good Manufacturing Practices (“GMP”), the ISO and MDD regulations for medical devices. These regulations require the Company to manufacture its products and maintain its products and documentation in a prescribed manner with respect to design, manufacturing, testing and control activities. The Company also is subject to the registration and inspection requirements of state regulatory agencies.

There can be no assurance that any required FDA or other governmental approval will be granted, or, if granted, will not be withdrawn. Governmental regulation may prevent or substantially delay the marketing of the Company’s proposed products and cause the Company to undertake costly procedures. In addition, the extent of potentially adverse government regulation that might arise from future administrative action or legislation cannot be predicted. Any failure to obtain, or delay in obtaining, such approvals could adversely affect the Company’s ability to market its proposed products.

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Medical products shipped to the European Community require CE certification. The letters ’CE’ are an abbreviation of Conformité Européenne, French for European conformity. Whether or not FDA approval has been obtained, approval of a device by a comparable regulatory authority of a foreign country generally must be obtained prior to the commencement of marketing in those countries. The time required to obtain such approvals may be longer or shorter than that required for FDA approval. In addition, FDA approval may be required under certain circumstances to export certain medical devices.

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

Patents, Trademarks and Proprietary Technology

The company owns and maintains patents on several products it believes is useful to the business and provides the company with an advantage over its competitors. During fiscal 2006 the company was granted a US patent on the Xtra backboard. The company continues to pursue patents on the Construction alarm and several other products under development.

The Company owns and maintains U.S. trademark registrations for Chemetron, Gomco, Oxequip, Lif-O-Gen, Life Support Products, Timeter, Vacutron and Schuco, its principal trademarks. Registrations for these trademarks are also owned and maintained in countries where such products are sold and such registrations are considered necessary to preserve the Company’s proprietary rights therein.

Competition

The Company has different competitors within each of its product lines. Many of the Company’s principal competitors are larger than Allied and the Company believes that most of these competitors have greater financial and other resources. The Company competes primarily on the basis of price, quality and service. The Company believes that it is well positioned with respect to product cost, brand recognition, product reliability, and customer service to compete effectively in each of its markets.

Employees

At June 30, 2006, the Company had approximately 417 full-time employees. Approximately 279 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2009.

On August 27, 2004, Allied entered into an agreement with Abbott Laboratories (“Abbott”) pursuant to which Allied agreed to cease production of its product Baralyme®, and to affect the withdrawal of Baralyme® product held by distributors. The agreement permits Allied to pursue the development of a new carbon dioxide absorbent product. Baralyme®, a carbon dioxide absorbent product, has been used safely and effectively in connection with inhalation anesthetics since its introduction in the 1920s. In recent years, the number of inhalation anesthetics has increased, giving rise to concerns regarding the use of Baralyme® in conjunction with these newer inhalation anesthetics if Baralyme® has been allowed, contrary to recommended practice, to become desiccated. The agreement also provides that, for a period of eight years, Allied will not manufacture, distribute, promote, market, sell, commercialize or donate any Baralyme® product or similar product based upon potassium hydroxide and will not develop or license any new carbon dioxide absorbent product containing potassium hydroxide. More detailed information concerning this agreement is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 1A.  Risk Factors

The Company’s business, operations and financial condition are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this annual report on Form 10-K and in the company’s other filings with the SEC, before making any investment decision with respect to the company’s securities. The risks and uncertainties described below may not be the only ones the company faces. Additional risks and uncertainties not presently known by the company or that the company currently deems immaterial may also affect the company’s business. If any of these known or unknown risks or uncertainties actually occur or develop, the company’s business, financial condition, and results of operations could change.

The Company participates in a highly competitive environment.

The medical device industry is characterized by rapid technological change, changing customer needs and frequent new product introductions. Our products may be rendered obsolete as a result of future innovations. We face intense competition from other manufacturers. Some of our competitors may be larger than we are and may have greater financial, technical, research, marketing, sales, distribution and other resources than we do. We believe that price competition will continue among products developed in our markets. Our competitors may develop or market technologies and products that are more effective or commercially attractive than any we are developing or marketing. Our competitors may succeed in obtaining regulatory approval and introducing or commercializing products before we do. Such developments could have a significant negative effect on our business, financial condition and results of operations. Even if we are able to compete successfully, we may not be able to do so in a profitable manner.

Decreased availability or increased costs of raw materials could increase the company’s costs of producing its products.

The company purchases raw materials, fabricated components and services from a variety of suppliers. Raw materials such as brass and plastics are considered key raw materials. The Company believes that its relationships with its suppliers are satisfactory and that alternative sources of supply are readily available. From time to time, however, the prices and availability of these raw materials fluctuate due to global market demands, which could impair the company’s ability to procure necessary materials, or increase the cost of such materials. Inflationary and other increases in costs of these raw materials have occurred in the past and may recur from time to time. In addition, freight costs associated with shipping and receiving product and sales are impacted by fluctuations in the cost of oil and gas. A reduction in the supply or increase in the cost of those raw materials could impact the company’s ability to manufacture its products and could increase the cost of production.

Changes in third party reimbursement could negatively impact the Company’s revenues and profitability.

The cost of a majority of medical care in the United States is funded by the U.S. Government through the Medicare and Medicaid programs and by private insurance programs, such as corporate health insurance plans. Although the Company does not receive payments for its products directly from these programs, home respiratory care providers and durable medical equipment suppliers, who are the primary customers for several of the Company’s products, depend heavily on payments from Medicare, Medicaid and private insurers as a major source of revenues. In addition, sales of certain of the Company’s products are affected by the extent of hospital and health care facility construction and renovation at any given time. The federal government indirectly funds a significant percentage of such construction and renovation costs through Medicare and Medicaid reimbursements. In recent years, governmentally imposed limits on reimbursement to hospitals and other health care providers have impacted spending for services, consumables and capital goods. A material decrease from current reimbursement levels or a material change in the method or basis of reimbursing health care providers is likely to adversely affect future sales of the Company’s products.

Our success depends upon the development of new products and product enhancements, which entails considerable time and expense.

We place a high priority on the development of new products to add to our product portfolio and on the development of enhancements to our existing products. Product development involves substantial expense and we cannot be certain that a completed product will generate sufficient revenue for our business to justify the resources that we devote to research and development related to such product. The time and expense required to develop new products and product enhancements is difficult to predict and we cannot assure you that we will succeed in developing, introducing and marketing new products and product enhancements. Our inability to successfully develop and introduce new or enhanced products on a timely basis or at all, or to achieve market acceptance of such products, could materially impair our business.

We are dependent on adequate protection of our patent and proprietary rights.

We rely on patents, trade secrets, trademarks, copyrights, know-how, license agreements and contractual provisions to establish and protect our intellectual property rights. However, these legal means afford us only limited protection and may not adequately protect our rights or remedies to gain or keep any advantages we may have over our competitors.

We cannot assure you that others may not independently develop the same or similar technologies or otherwise obtain access to our technology and trade secrets. Our competitors, many of which have substantial resources and may make substantial investments in competing technologies, may apply for and obtain patents that will prevent, limit, or interfere with our ability to manufacture or market our products. Further, while we do not believe that any of our products or processes interfere with the rights of others, third parties may nonetheless assert patent infringement claims against us in the future.

Costly litigation may be necessary to enforce patents issued to us, to protect trade secrets or “know-how” we own, to defend us against claimed infringement of the rights of others or to determine the ownership, scope, or validity of our proprietary rights and the rights of others.

Any claim of infringement against us may involve significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling, or using our products. The occurrence of this litigation or the effect of an adverse determination in any of this type of litigation could have a material adverse effect on our business, financial condition and results of operations.

Our business of the manufacturing, marketing, and sale of medical devices involves the risk of liability claims and such claims could seriously harm our business, particularly if our insurance coverage is inadequate.

Our business exposes us to potential product liability claims that are inherent in the testing, production, marketing and sale of medical devices. Like other participants in the medical device market, we are from time to time involved in lawsuits, claims and proceedings alleging product liability and related claims such as negligence. If any current or future product liability claims become substantial, our reputation could be damaged significantly, thereby harming our business. We may be required to pay substantial damage awards as a result of any successful product liability claims. Any product liability claim against us, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of our management.

As a result of our exposure to product liability claims, we currently carry product liability insurance covering our products with policy limits per occurrence and in the aggregate that we have deemed to be sufficient. Our insurance may not cover certain product liability claims or our liability for any claims may exceed our coverage limits. Therefore, we cannot predict whether this insurance is sufficient, or if not, whether we will be able to obtain sufficient insurance to cover the risks associated with our business or whether such insurance will be available at premiums that are commercially reasonable. In addition, these insurance policies must be renewed annually. Although we have been able to obtain liability insurance, such insurance may not be available in the future on acceptable terms, if at all. A successful claim against us or settlement by us with respect to uninsured liabilities or in excess of our insurance coverage, or our inability to maintain insurance in the future, or any claim that results in significant costs to or adverse publicity against us, could have a material adverse effect on our business, financial condition and results of operations.

The Company is subject to substantial domestic and international government regulation, including regulatory quality standards applicable to its manufacturing and quality processes. Failure by the Company to comply with these standards could have an adverse effect on the Company’s business, financial condition or results of operations.

The FDA regulates the approval, manufacturing, and sales and marketing of many of the Company’s products in the U.S. Significant government regulation also exists in Canada, Japan, Europe, and other countries in which the Company conducts business. As a device manufacturer, the Company is required to register with the FDA and is subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”)

requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require the Company to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, the Company is required to maintain certain ISO certifications in order to sell its products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. Failure to comply with current governmental regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages or delays in product manufacturing. Efficacy or safety concerns, an increase in trends of adverse events in the marketplace, and/or manufacturing quality issues with respect to the Company’s products could lead to product recalls or related field actions, withdrawals, and/or declining sales.

Our products may be subject to product recalls even after receiving FDA clearance or approval, which would harm our reputation and our business.

The FDA and similar governmental authorities in other countries in which our products are sold, have the authority to request and, in some cases, require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects. Any recall of product would divert managerial and financial resources, harm our reputation with our customers and damage our business.

The Company is exposed to certain credit risks, resulting primarily from customer sales.

Substantially all of the Company’s receivables are due from homecare providers, distributors, hospitals, and contractors. The Company’s customers are located throughout the U.S. and around the world. The Company records an estimated allowance for uncollectible amounts based primarily on the Company’s evaluation of the payment pattern, financial condition, cash flows, and credit history of its customers as well as current industry and economic conditions. The Company’s inability to collect on its trade accounts receivable could substantially reduce the Company’s income and have a material adverse effect on its financial condition and results of operations.

The market price of our common stock may fluctuate widely.

The market price of our common stock could be subject to significant fluctuations in response to quarter-to-quarter variation in our operating results, announcements of new products or services by us or our competitors, and other events or factors. For example, a shortfall in net sales or net income, or an increase in losses could have an immediate and significant adverse effect on the market price and volume fluctuations that have particularly affected the market prices of many micro and small capitalization companies and that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

If a natural or man-made disaster strikes our manufacturing facilities, we may be unable to manufacture certain products for a substantial amount of time and our revenue could decline.

The Company has one principal manufacturing operation. In the event that this facility, located in St. Louis, Missouri, were severely damaged or destroyed as a result of a natural or man-made disaster, the Company would be forced to relocate production to other facilities and/or rely on third-party manufacturers. Such an event could have a material adverse effect on the Company’s business, results of operations and financial condition. Although we have insurance for damage to our property and the interruption of our business, this insurance may not be sufficient in scope or amount to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Requirements associated with the evaluation of internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002 have required and will require significant company resources and management attention.

Although we believe that we are currently in compliance with Section 404 of the Sarbanes-Oxley Act, we may in the future identify material deficiencies that we may not be able to remediate on a timely basis. If we are not able to comply with the requirements of Section 404 in a timely manner, we could be subject to scrutiny by regulatory authorities, such as the SEC or the NASDAQ National Market, and the trading price of our stock could decline. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important in helping us to prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

If we are unable to hire or retain key employees, it could have a negative impact on our business.

Our failure to attract and retain skilled personnel could hinder the management of our business, our research and development, our sales and marketing efforts, and our manufacturing capabilities. However, there is no assurance that we will continue to be able to hire or retain key employees. We compete to hire new employees, and then must train them and develop their skills and competencies. Our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. Any unplanned turnover could deplete our institutional knowledge base and erode our competitive advantage.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company’s headquarters are located in St. Louis, Missouri and the Company maintains manufacturing facilities in Missouri and New York. Set forth below is certain information with respect to the Company’s manufacturing facilities at June 30, 2006.

	Square Footage
Location	(Approximate)	Owned/Leased	Activities/Products

St. Louis, Missouri	270,000	Owned	Headquarters; medical gas equipment; respiratory care products; emergency medical products
Stuyvesant Falls, New York	30,000	Owned	CO2 absorbent

In addition, the Company owns a 16.8-acre parcel of undeveloped land in Stuyvesant Falls, New York.

Item 3.	Legal Proceedings

Product liability lawsuits are filed against the Company from time to time for various injuries alleged to have resulted from defects in the manufacture and/or design of the Company’s products. Several such proceedings are currently pending, which are not expected to have a material adverse effect on the Company. The Company maintains comprehensive general liability insurance coverage which it believes to be adequate for the continued operation of its business, including coverage of product liability claims.

In addition, from time to time the Company’s products may be subject to product recalls in order to correct design or manufacturing flaws in such products. The Company intends to continue to conduct business in such a manner as to avert any FDA action seeking to interrupt or suspend manufacturing or require any recall or modification of products.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market For Registrant’s Common Stock and Related Stockholder Matters

Allied Healthcare Products, Inc. trades on the NASDAQ National market under the symbol AHPI. As of September 12, 2006, there were 198 record owners of the Company’s Common Stock. The following tables summarize information with respect to the high and low closing prices for the Company’s Common Stock as listed on the NASDAQ National market for each quarter of fiscal 2006 and 2005, respectively. The Company currently does not pay any dividend on its Common Stock.

Common Stock Information

2006	High	Low

September quarter	$5.35	$4.80
December quarter	$5.91	$5.05
March quarter	$6.01	$5.39
June quarter	$6.23	$5.51

2005	High	Low

September quarter	$7.00	$4.51
December quarter	$8.24	$5.83
March quarter	$6.46	$5.50
June quarter	$8.15	$4.86

As of August 21, 2006, the Preferred Stock Purchase Rights granted in 1996 to holders of the Common Stock expired, without a triggering event, in accordance with their terms and ceased to be outstanding. At no time did the Preferred Stock Purchase Rights trade separately from the Common Stock. No shares of the Preferred Stock were or are outstanding and the prior designation of terms relating to such has expired.

Item 6.	Selected Consolidated Financial Data

	Year ended June 30,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statement of Operations Data
Net sales	$57,546	$56,120	$59,103	$60,863	$60,415
Cost of sales	43,293	41,669	42,748	46,809	49,999
Gross profit	14,253	14,451	16,355	14,054	10,416
Selling, general and administrative expenses(4)	12,113	11,843	12,660	13,551	12,786
Provision for product recall	—	—	—	—	(40)
Impairment of goodwill(1)	—	—	—	—	9,600
Income (loss) from operations	2,140	2,608	3,695	503	(11,930)
Interest expense	—	123	550	831	1,054
Interest income	(53)	—	—	—	—
Other, net	37	43	8	41	41
Income (loss) before provision (benefit) for income taxes	2,156	2,442	3,136	(369)	(13,025)
Provision (benefit) for income taxes(2)	507	101	1,261	(211)	(1,294)
Net income (loss)	$1,649	$2,341	$1,875	$(158)	$(11,731)
Basic earnings (loss) per share	$0.21	$0.30	$0.24	$(0.02)	$(1.50)
Diluted earnings (loss) per share	$0.20	$0.29	$0.23	$(0.02)	$(1.50)
Basic weighted average common shares outstanding	7,841	7,822	7,816	7,814	7,809
Diluted weighted average common shares outstanding	8,066	8,081	7,985	7,814	7,809

	June 30,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet Data
Working capital	$14,644	$12,250	$10,992	$9,445	$9,371
Total assets	49,330	46,097	47,029	50,303	53,024
Short-term debt(3)	—	—	1,245	5,409	7,985
Long-term debt (net of current portion)(3)	—	—	2,366	4,612	4,135
Stockholders’ equity	40,660	38,862	36,453	34,567	34,725

(1)	Impairment loss on goodwill. See Note 2 to the June 30, 2006 Consolidated Financial Statements for further discussion of goodwill. The Company recorded a goodwill impairment charge of $9.6 million in the fourth quarter of 2002.

(2)	See Note 5 to the June 30, 2006 Consolidated Financial Statements for further discussion of the Company’s effective tax rate.

(3)	See Note 3 to the June 30, 2006 Consolidated Financial Statements for further discussion.

(4)	During fiscal 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, income taxes, and contingencies and litigation. Estimates and judgments are based on historical experience and on various other factors that may be reasonable under the circumstances. Actual results may differ from these estimates. The following areas are considered to be the Company’s most significant accounting policies:

Revenue recognition:

Revenue is recognized for all sales, including sales to agents and distributors, at the time products are shipped and title has transferred, provided that a purchase order has been received or a contract executed, there are not uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is reasonably assured. Sales discounts, returns and allowances are included in net sales, and the provision for doubtful accounts is included in selling, general and administrative expenses. Additionally, it is the Company’s practice to include revenues generated from freight billed to customers in net sales with corresponding freight expense included in cost of sales in the consolidated statement of operations.

The sales price is fixed by Allied’s acceptance of the buyer’s firm purchase order. The sales price is not contingent, or subject to additional discounts. Allied’s standard shipment terms are “F.O.B. shipping point” as stated in Allied’s Terms and Conditions of Sale. The customer is responsible for obtaining insurance for and bears the risk of loss for product in-transit. Additionally, sales to customers do not include the right to return merchandise without the prior consent of Allied. In those cases where returns are accepted, product must be current and restocking fees must be paid by the respective customer. A provision has been made for estimated sales returns and allowances. These estimates are based on historical analysis of credit memo data and returns.

Allied does not provide installation services for its products. Most products shipped are ready for immediate use by the customer. The Company’s in-wall medical system components, central station pumps and compressors, and headwalls do require installation by the customer. These products are typically purchased by a third-party contractor who is ultimately responsible for installation services. Accordingly, the customer purchase order or contract does not require customer acceptance of the installation prior to completion of the sale transaction and revenue recognition. Allied’s standard payment terms are net 30 days from the date of shipment, and payment is specifically not subject to customer inspection of acceptance, as stated in Allied’s Terms and Conditions of Sale. The buyer becomes obligated to pay Allied at the time of shipment. Allied requires credit applications from its customers and performs credit reviews to determine the creditworthiness of new customers. Allied requires letters of credit, where warranted, for international transactions. Allied also protects its legal rights under mechanics lien laws when selling to contractors.

Allied does offer limited warranties on its products. The standard warranty period is one year; however, most claims occur within the first six months. The Company’s cost of providing warranty service for its products for the years ended June 30, 2006, June 30, 2005, and June 30, 2004 was $114,181, $53,718, and $82,809, respectively. The related liability for warranty service amounted to $103,795 and $42,026 at June 30, 2006 and 2005, respectively.

Inventory reserve for obsolete and excess inventory:

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. This analysis considers those identified inventory items to determine, in management’s best estimate, if parts can be used beyond one year, if there are alternate uses or at what values such parts may be disposed for. During the fiscal year ended June 30, 2002, the Company implemented this detailed analysis of inventory in conjunction with its long-term product planning process. This review indicated that the

Company had experienced a significant decrease in sales during the years prior to fiscal 2002. Sales decreased from approximately $74.7 million for the fiscal year ended June 30, 1999 to $60.4 million for the fiscal year ended June 30, 2002. This decrease in sales reflected loss of market share, the effect of product lifecycles, and changes in product mix. In addition, changes were also made in the manufacturing processes of many of the Company’s products to lower cost as the Company made changes to return to profitability. As a result, a large number of component parts were deemed to be obsolete, resulting in a $3.2 million charge to increase the Company’s reserve for obsolete and excess inventory. Of the inventory that has been identified as excess and obsolete, most has been disposed. Only a small percentage has been sold. These sales have no impact on gross margins. At June 30, 2006 and 2005, inventory is recorded net of a reserve for obsolete and excess inventory of $1.2 million and $1.3 million, respectively.

Income taxes:

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Accounts receivable net of allowances:

Accounts receivable are recorded net of an allowance for doubtful accounts, which is determined based on an analysis of past due accounts including accounts placed with collection agencies, and an allowance for returns and credits, which is based on historical analysis of credit memo data and returns. At June 30, 2006 and 2005, accounts receivable is recorded net of allowances of $0.4 and $0.6 million, respectively.

Goodwill:

At June 30, 2006 and 2005, the Company has goodwill of $15,979,830, resulting from the excess of the purchase price over the fair value of net assets acquired in business combinations. During fiscal 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which establishes new accounting and reporting standards for purchase business combinations and goodwill. As provided by SFAS No. 142, the Company ceased amortizing goodwill on July 1, 2001. During the first half of fiscal 2002, the Company performed the transitional impairment analysis of its goodwill as of the implementation date, following which the Company concluded that there was no impairment of goodwill at July 1, 2001. The Company completed the required initial annual impairment review of its goodwill at June 30, 2002, which due to declining sales and profitability, resulted in a goodwill impairment loss of $9,600,000.

The Company conducts a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. The annual impairment test did not indicate a further impairment of goodwill at June 30, 2006 or June 30, 2005.

Allied operates as one reporting unit and prepares its annual goodwill impairment test in that manner. None of our product lines constitute a business, as that term is defined in EITF 98-3. Most of our products are produced in one facility, and we do not produce separate financial statements for any part of our business. The goodwill impairment test is performed at June 30th of each year.

The results of these annual impairment reviews are highly dependent on management’s projection of future results of the Company and there can be no assurance that at the time such future reviews are completed a material impairment charge will not be recorded.

Self-insurance:

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2006 and 2005, the Company had $540,000 and $450,000 respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

Significant Factors Affecting Past and Future Operating Results

On August 27, 2004, Allied Healthcare Products, Inc. (“Allied”) entered into an agreement with Abbott Laboratories (“Abbott”) pursuant to which Allied agreed to cease production of its product Baralyme®, and to effect the withdrawal of Baralyme® product held by distributors. The agreement permits Allied to pursue the development of a new carbon dioxide absorbent product. Baralyme®, a carbon dioxide absorbent product, has been used safely and effectively in connection with inhalation anesthetics since its introduction in the 1920s. In recent years, the number of inhalation anesthetics has increased, giving rise to concerns regarding the use of Baralyme® in conjunction with these newer inhalation anesthetics if Baralyme® has been allowed, contrary to recommended practice, to become desiccated. The agreement also provides that, for a period of eight years, Allied will not manufacture, distribute, promote, market, sell, commercialize or donate any Baralyme® product or similar product based upon potassium hydroxide and will not develop or license any new carbon dioxide absorbent product containing potassium hydroxide.

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

The initial payment of $1,530,000 from Abbott was received on September 30, 2004. The agreement required Abbott to pay Allied $600,000 for reimbursement of Allied’s cost incurred in connection with withdrawal of Baralyme® from the market, the disposal of such product, and severance payments payable as a result of such withdrawal. This payment by Abbott of $600,000 has been included in net sales during the year ended June 30, 2005, in accordance with the FASB’s EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company is the primary obligor in the arrangement. It has sole authority to determine the method of withdrawal of Baralyme® and discretion in such matters as employee layoffs, disposal methods, and customer communications regarding the sale of replacement products. The costs of executing the withdrawal are the sole responsibility of the Company.

The remaining payments to be received from Abbott, including the $2,790,000 received to date, are being recognized into income, as net sales, over the eight-year term of the agreement. Allied has no further obligations under this agreement which would require the Company to repay these amounts or otherwise impact this accounting treatment. During the year ended June 30, 2006 $465,000 was recognized into income as net sales.

A reconciliation of deferred revenue resulting from the agreement with Abbott, with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Twelve Months Ended
	June 30,
	2006	2005

Beginning balance	$1,472,500	$—
Payment Received from Abbott Laboratories	930,000	2,460,000
Revenue recognized as net sales	(465,000)	(987,500)

	1,937,500	1,472,500

Less — Current portion of deferred revenue	(465,000)	(465,000)

	$1,472,500	$1,007,500

As a result of the agreement with Abbott, Allied has suspended manufacturing operations at its Stuyvesant Falls, New York facility. Costs associated with the withdrawal and suspension of operations at that location, including severance and benefit payments due union employees, have been and will be recorded in accordance with SFAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities”.

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

During the first quarter of fiscal 2005, the Company recorded a charge to cost of sales of $600,000. This charge included $216,000 for severance payments and fringe benefits for the 12 bargaining unit employees. The charge included $200,000 for the value of Baralyme® inventory in stock and the time of the withdrawal, and associated disposal cost. The charge also included $184,000 for replacement of Baralyme® inventory which was returned by our customers as a result of the withdrawal. The Company has replaced Baralyme® returned by its customers with Carbolime®, a carbon dioxide absorption product which continues to be offered for sale by Allied.

During the second quarter of fiscal 2005, the Company recorded an adjustment of $127,912 to reflect an increase in the estimated product withdrawal cost and disposal cost, as more inventory was returned by customers than originally estimated.

During the fourth quarter of fiscal 2005, the Company recorded an adjustment of $1,444 to reflect an increase in the estimated product withdrawal cost and disposal cost, as disposal costs were more than originally estimated. Management does not expect further cash expenditures to be paid in connection with the Baralyme® product withdrawal.

The following table reflects the activities related to the withdrawal of Baralyme® and subsequent suspension of operations at the Stuyvesant Falls, New York facility, and the accrued liabilities in the consolidated balance sheets at June 30, 2005. Changes to previous estimates have been reflected as “Provision adjustments” on the table below in the period the changes in estimates were made.

	Inventory to
	be Disposed	Severance Pay
	Of	and Benefits	Product Withdrawal	Total

Provision	$200,000	$216,000	$184,000	$600,000
Cash Expenditures	$(149,677)	$(85,431)	$(119,798)	$(354,906)

Balance at September 30, 2004	$50,323	$130,569	$64,202	$245,094
Cash Expenditures	$(66,079)	$(87,171)	$(128,479)	$(281,729)
Provision Adjustments	$55,756	$(2,852)	$75,008	$127,912

Balance at December 31, 2004	$40,000	$40,546	$10,731	$91,277
Cash Expenditures	$(35,732)	$(15,205)	$(10,731)	$(61,668)
Provision Adjustments	—	—	—	—

Balance at March 31, 2005	$4,268	$25,341	$0	$29,609
Cash Expenditures	$(5,712)	$(25,341)	$0	$(31,053)
Provision Adjustments	$1,444	—	—	$1,444

Balance at June 30, 2005	$0	$0	$0	$0

In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of June 30, 2006, $271,000 has been received, and $92,000 is receivable, as a result of product development activities.

In 2004, Allied’s sales of Baralyme® were approximately $2.0 million and contributed approximately $0.6 million in pre-tax earnings and cash flow from operations. The majority of the $5,250,000 Allied is to receive from Abbott will be recognized into income over the eight-year term of the agreement. The net cash flow expected to be realized by Allied under the agreement with Abbott is projected be substantially equivalent to the net cash flow Allied would have expected to realize from continued manufacture and sales of Baralyme® during the initial five years of the period.

Results of Operations

Allied manufactures and markets respiratory products, including respiratory care products, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts and percentages of net sales attributable to respiratory care products, medical gas equipment and emergency medical products for the fiscal years ended June 30, 2006, 2005, and 2004.

	Year ended
	June 30, 2006
		% of
		Total Net
	Net Sales	Sales
	(Dollars in thousands)

Respiratory care products	$14,242	24.7%
Medical gas equipment	33,142	57.6%
Emergency medical products	10,162	17.7%

Total	$57,546	100.0%

	Year ended
	June 30, 2005
		% of
		Total Net
	Net Sales	Sales

Respiratory care products	$15,454	27.5%
Medical gas equipment	31,302	55.8%
Emergency medical products	9,364	16.7%

Total	$56,120	100.0%

	Year ended
	June 30, 2004
		% of
		Total Net
	Net Sales	Sales

Respiratory care products	$15,672	26.5%
Medical gas equipment	33,530	56.7%
Emergency medical products	9,901	16.8%

Total	$59,103	100.0%

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by the various income and expense categories reflected in the Company’s consolidated statement of operations.

	Year ended June 30,
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	75.2	74.3	72.3

Gross profit	24.8	25.7	27.7
Selling, general and administrative expenses	21.0	21.1	21.4
Income from operations	3.8	4.6	6.3
Interest expense	0.0	0.2	1.0
Interest income	0.1	0.0	0.0
Other, net	0.1	0.0	0.0

Income before provision for income taxes	3.8	4.4	5.3
Provision for income taxes	0.9	0.2	2.1

Net income	2.9%	4.2%	3.2%

Fiscal 2006 Compared to Fiscal 2005

Net sales for fiscal 2006 of $57.5 million were $1.4 million or 2.5% more than net sales of $56.1 million in fiscal 2005. Domestically, sales increased by $0.6 million dollars. Internationally, sales increased by $0.8 million dollars. International business is dependent upon hospital construction projects, and the development of medical facilities in those regions in which the Company operates. Domestic sales for fiscal 2006 include approximately $0.7 million for the recognition into sales of payments resulting from the agreement with Abbott Laboratories, as discussed below. For 2005 domestic sales included approximately $1.0 million for the recognition into sales of payments resulting from the agreement with Abbott Laboratories.

The overall increase in net sales for the year is primarily the result of higher customer purchase order releases than in the prior year. Orders for the Company’s products for the year ended June 30, 2006 of $54.8 million were $3.4 million or 5.8% lower than orders for the year ended June 30, 2005 of $58.2 million. However, customer purchase order releases were $0.7 million higher than in fiscal 2005, leading to the majority of the increase in sales for the year. Purchase order release lead times depend on the scheduling practices of the individual customers.

Sales for the year ended June 30, 2005 included $387,500 for the recognition into sales of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Sales for the year ended June 30, 2005 also included recognition as sales of a one-time $600,000 payment from Abbott Laboratories for cost incurred in connection with the withdrawal of Baralyme® from the market, the disposal of such product, and severance payments payable of such withdrawal. In total, domestic sales for 2005 included $1.0 million for recognition into sales of payments resulting from the agreement with Abbott Laboratories.

Sales for the year ended June 30, 2006 included $465,000 for the recognition into sales of payments resulting from the agreement with Abbott Laboratories to cease production and distribution of Baralyme®. Sales for the year ended June 30, 2006 also included recognition as sales of $271,000 reimbursement by Abbott Laboratories in product development cost to pursue development of new carbon dioxide absorption product as a result of the agreement to cease production and distribution of Baralyme®. In total, domestic sales for 2006 included approximately $736,000 for recognition into sales of payments resulting from the agreement with Abbott Laboratories.

Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®. For the year ended June 30, 2006 the Company had carbon dioxide absorbent sales of Carbolime®, of $2.0 million dollars, compared with $2.0 million for the year ended June 30, 2005 and $2.4 million for the year ended June 30, 2004.

Respiratory care products sales in fiscal 2006 of $14.2 million were $1.3 million, or 8.4% less than sales of $15.5 million in the prior year. To improve the results in this area the Company has reorganized its sales efforts with strengthened sales and product management. Approximately $0.3 million dollars of the decline in sales is attributable to the company’s line of homecare products. The Company continues to develop systems and personnel to improve our telemarketing efforts, has increased inventory levels to improve customer service levels, and continues to emphasize measures to reduce cost. Also included in the decline in sales for respiratory care products is an approximately $0.3 million reduction in the amount recognized resulting from the agreement to cease the production and distribution of Baralyme®. The amount recognized as sales declined to approximately $0.7 million, or $0.3 million less than in the prior year.

Medical gas equipment sales of $33.1 million in fiscal 2006 were $1.8 million, or 5.8% higher than prior year levels of $31.3 million. Of this increase, approximately $2.3 million is from an increase of shipments of the Company’s Construction products. This increase is largely the result of higher customer purchase order releases than in the prior year. Internationally, sales of Medical gas equipment in fiscal 2006 were $0.9 million greater than in the prior year.

Emergency medical product sales in fiscal 2006 of $10.2 million were $0.8 million or 8.5% more than fiscal 2005 sales of $9.4 million. International sales of Emergency medical products increased by $0.1 million, while domestic sales increased by $0.7 million. Orders for the Company’s Emergency Products were even with the prior year. The Company has strengthened sales management in this area and believes that demand for these products have been favorably impacted by Federal Homeland Security funding for emergency responders.

International sales, which are included in the product lines discussed above, increased $0.8 million, or 8.2%, to $10.5 million in fiscal 2006 compared to sales of $9.7 million in fiscal 2005. As discussed above, the Company’s international shipments are dependent on hospital construction projects and the expansion of medical care in those regions. In fiscal 2006, international shipments of medical gas equipment, including construction products, increased by $0.9 million dollars. This was offset by a $0.1 million decrease in the sale of Respiratory care products.

Gross profit in fiscal 2006 was $14.3 million, or 24.8% of sales, compared to a gross profit of $14.5 million, or 25.7% of sales in fiscal 2005. The change in gross profit percentage is primarily attributable to increased material cost in fiscal 2006. Material costs in the fourth quarter were approximately 7% over prior year levels. The Company’s gross profit was also negatively impacted by the increased cost of providing medical insurance to its employees. Employee medical cost included in the cost of sales increased by approximately $0.2 million over the prior year. The Company’s gross profit did benefit from an approximately $0.1 million decrease in worker’s compensation and property insurance expense due to the improved safety performance of the Company. Cost of sales for the year ended June 30, 2005 does include approximately $0.7 million in cost incurred in connection with the withdrawal of Baralyme®, including related severance costs. Cost of sales for the year ended June 30, 2006 includes approximately $0.3 million in cost incurred in product development cost to pursue development of new carbon dioxide absorption product as a result of the agreement with Abbott Laboratories to cease production and distribution of Baralyme®. The Company invested $0.6 million in capital expenditures in fiscal 2004, $0.4 million in fiscal 2005, and $1.0 million in fiscal 2006 for manufacturing equipment and computer systems, which continue to decrease production costs and improve efficiencies for several product lines. The Company continues to control cost and actively pursue methods to reduce its cost.

Selling, General, and Administrative (“SG&A”) expenses for fiscal 2006 were $12.1 million, an increase of $0.3 million over SG&A expenses of $11.8 million in fiscal 2005. Personnel cost, including salaries and benefits, were approximately $0.5 million higher in fiscal 2006 than in the prior year. This increase is due to scheduled increases in salaries and increases in medical cost, staffing has not been increased. This increase was partially offset by a decrease in insurance cost. Insurance costs are approximately $0.2 million lower than in the prior year as a result of lower negotiated insurance rates on product liability and commercial insurance.

Interest expense decreased by $0.1 million, or 100.0%, to zero in fiscal 2006 from $0.1 million in fiscal 2005. Interest expense has been reduced due to reductions in debt. During Fiscal 2005, debt was reduced from $3.6 million to zero.

The Company had income of $2.2 million before taxes for fiscal 2006, compared to income of $2.4 million before taxes for fiscal 2005. The Company recorded an income tax provision of $0.5 million in fiscal 2006, compared to an income tax provision of $0.1 million in fiscal 2005.

In 2005, the Company realized a tax benefit of $1.1 million from the reversal of deferred tax asset valuation allowances related primarily to tax net operating loss carryforwards acquired in 1995 in conjunction with the acquisition of Bicore Monitoring Systems, Inc. The tax laws in 1995 placed restrictions on the use of these net operating loss carryforwards, making it unlikely that the Company would realize the net operating loss carryforwards to offset future taxes. A deferred tax asset and corresponding valuation allowance have not been previously disclosed. The tax laws were changed in 1999, making these net operating loss carryforwards available for utilization on a consolidated basis from that time forward. However, beginning in 1999, the Company was not profitable and could not realize the benefit of these net operating loss carryforwards. The Company reported losses in 1999, 2000, 2002, and 2003. Although the Company did have taxable income in 2001 and 2004, management concluded that this did not represent sufficient positive evidence that the underlying deferred tax assets were more likely than not realizable, based primarily on the significant amount of cumulative losses in prior years and uncertainty of future profitability. During the fourth quarter of 2005 the Company reviewed its performance during 2004 and 2005, as well as its projections for taxable income in 2006. Due to the Company’s return to profitability, the Company reversed deferred tax asset valuation allowances of $1.1 million due to management’s conclusion that it was more likely than not that we would realize the underlying deferred tax assets.

During the fourth quarter of 2006 the Company recorded a favorable tax adjustment of $0.3 million resulting from the favorable settlement of prior year state tax contingencies.

For further discussion of the Company’s income tax calculation please refer to Note 5 of the “Notes to Consolidated Financial Statements” section included in this Form 10-K.

Net income in fiscal 2006 was $1.6 million or $0.21 per basic and $0.20 per diluted earnings per share, a decrease of $0.7 million from net income of $2.3 million, or $0.30 per basic and $0.29 per diluted earnings per share in fiscal 2005. In 2006, the weighted number of shares used in the calculation of basic earnings per share was 7,840,858 and the weighted number of shares used in the calculation of diluted earnings per share was 8,066,311. In 2005, the weighted number of shares used in the calculation of basic earnings per share was 7,821,943 and the weighted number of shares used in the calculation of diluted earnings per share was 8,080,890.

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

The overall decrease in net sales for fiscal 2005 is primarily the result of lower customer purchase order releases than in the prior year. Orders for the Company’s products for the year ended June 30, 2005 of $58.2 million were $0.9 million or 1.5% lower than orders for the year ended June 30, 2004 of $59.1 million. However, customer purchase order releases were $3.4 million lower than in the prior year, leading to the majority of the decrease in sales for the year. Purchase order release lead times depend on the scheduling practices of the individual customers.

Orders for the Company’s Emergency Products in fiscal 2005 were higher than in the prior year. The Company believes that orders for these products have been favorably impacted by Federal Homeland Security funding for emergency responders. In addition, the Company has reorganized this area replacing a sales manager and two of the three sales specialists. This increase in demand has been offset by decreased demand for the Company’s respiratory care products and medical gas equipment. In addition, the demand for respiratory care products has been adversely affected by increased foreign competition. The Company is continuing its active efforts to further reduce the cost to produce its products.

Sales for the year ended June 30, 2005 include $387,500 for the recognition into sales of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Sales for the year ended June 30, 2005 also included recognition as sales of a one-time $600,000 payment from Abbott Laboratories for cost incurred in connection with the withdrawal of Baralyme® from the market, the disposal of such product, and severance payments payable of such withdrawal. In total, domestic sales include $1.0 million for recognition into sales of payments resulting from the agreement with Abbott Laboratories.

Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®. For the year ended June 30, 2005 the Company had carbon dioxide absorbent sales of Carbolime®, of $2.0 million dollars, compared with $2.4 million for the year ended June 30, 2004.

Respiratory care products sales in fiscal 2005 of $15.5 million were $0.2 million, or 1.3% less than sales of $15.7 million in the prior year. This decrease is primarily attributable to a decline in the sales of the Company’s line of homecare products of approximately $0.6 million. The Company’s efforts to maintain and increase market share in the homecare market has been hampered by delivery problems in prior years, price competition from foreign sourced products, and ineffective sales and marketing efforts for homecare. The Company has invested the personnel and systems to improve our telemarketing efforts, and continues to emphasize measures to reduce the cost of its products. Reported sales of respiratory care products benefited from the approximately $1.0 million recognized resulting from the agreement to cease the production and distribution of Baralyme®. This was offset by the resulting $0.4 million decrease in the sale of carbon dioxide absorbent products.

Medical gas equipment sales of $31.3 million in fiscal 2005 were $2.2 million, or 6.6% less than prior year levels of $33.5 million. Of this decrease, approximately $1.8 million is from a decrease of shipments of the Company’s Construction products. The Company continues to believe that the market for construction products remains weaker than in the prior year, and that the Company has not lost market share in this project driven market. Internationally, sales of Medical gas equipment in fiscal 2005 were $0.1 million greater than in the prior year.

Emergency medical product sales in fiscal 2005 of $9.4 million were $0.5 million or 5.1% less than fiscal 2004 sales of $9.9 million. International sales of Emergency medical products declined by $0.2 million, while domestic sales decreased by $0.3 million. Orders for Emergency Medical Products increased from $9.2 million in fiscal 2004 to $9.6 in fiscal 2005. The Company believes that orders for these products in fiscal 2005 were favorably impacted by Federal Homeland Security funding for emergency responders. In addition, the Company has reorganized this area in fiscal 2005, replacing the sales manager and two of the three sales specialists, domestically.

International sales, which are included in the product lines discussed above, decreased $0.2 million, or 2.0%, to $9.7 million in fiscal 2005 compared to sales of $9.9 million in fiscal 2004. As discussed above, the Company’s international shipments are dependent on hospital construction projects and the expansion of medical care in those regions. In fiscal 2005, international shipments of medical gas equipment increased by $0.1 million dollars. This was offset by a $0.1 million decrease in the sale of Respiratory care products, and a decrease in sale of Emergency medical products by $0.2 million dollars.

Gross profit in fiscal 2005 was $14.5 million, or 25.7% of sales, compared to a gross profit of $16.4 million, or 27.7% of sales in fiscal 2004. The change in gross profit percentage is primarily attributable to lower absorption rates for fixed cost due to lower sales and production in fiscal 2005 than in the prior year. Cost of sales for the year ended June 30, 2005 does include approximately $0.7 million in cost incurred in connection with the withdrawal of Baralyme®, including related severance costs. In addition, gross profit for the year ended June 30, 2004 benefited by a $243,248 distribution representing the Company’s membership interest in the liquidation of the General American Mutual Holding Company, the Company’s former health care benefit provider. During 2005, the Company received a distribution of $47,126, which is included in the Company’s gross profit. The Company’s gross profit did benefit from an approximately $0.4 million decrease in worker’s compensation and property insurance expense due to the improved safety performance of the Company. The Company continued to control cost in fiscal 2005 and actively pursued methods to reduce its cost. The Company invested $0.5 million in capital expenditures in fiscal 2003, $0.6 million in fiscal 2004, and $0.4 million in fiscal 2005 for manufacturing equipment, which continues to decrease production costs and improve efficiencies for several product lines.

Selling, General, and Administrative (“SG&A”) expenses for fiscal 2005 were $11.8 million, a decrease of $0.9 million over SG&A expenses of $12.7 million in fiscal 2004. Personnel cost, including salaries and benefits, were approximately $0.6 million lower in fiscal 2005 than in the prior year. This decrease is due to the workforce reduction which occurred in the first quarter of fiscal 2004, as well as reductions in incentive compensation to the Company sales force as a result of lower sales. Insurance costs are approximately $0.2 million lower than in the prior year as a result of lower negotiated insurance rates on product liability insurance. In addition, due to continued strong accounts receivable performance and collection experience, bad debt expense in fiscal 2005 was approximately $0.3 million lower than in the prior year. These savings were partially offset, by approximately $0.2 million in increases in spending covering several areas, including audit fees and consulting.

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

During the fourth quarter of 2005 the Company reviewed its performance during 2004 and 2005, as well as its projections for taxable income in 2006. Due to the Company’s return to profitability, the Company reversed deferred tax asset valuation allowances of $1.1 million due to management’s conclusion that it was more likely than not that we would realize the underlying deferred tax assets. For further discussion of the Company’s income tax calculation please refer to Note 5 of the “Notes to Consolidated Financial Statements” section included in this Form 10-K.

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

Financial Condition, Liquidity and Capital Resources

The following table sets forth selected information concerning Allied’s financial condition at June 30:

Dollars in thousands	2006	2005	2004

Cash & cash equivalents	$2,696	$318	$8
Working Capital	$14,644	$12,250	$10,993
Total Debt	$—	$—	$3,612
Current Ratio	3.03:1	2.97:1	2.38:1

The Company’s working capital was $14.6 million at June 30, 2006 compared to $12.2 million at June 30, 2005. Cash and cash equivalents increased by $2.4 million. Inventory increased by $0.7 million as a result of an effort by the Company to increase inventory levels of key items to improve customer service levels. Accounts receivable increased to $7.4 million at June 30, 2006, up $0.2 million from $7.2 million at June 30, 2005. This increase is due to an increase in sales. Accounts receivable as measured in days sales outstanding (“DSO”) remained unchanged at 46 DSO. Other current assets increased $0.1 million and accrued liabilities decreased $0.1 million. During fiscal 2006, these increases in working capital were offset by an increase in Accounts payable of $1.1 million during fiscal 2006.

The Company’s working capital was $12.2 million at June 30, 2005 compared to $11.0 million at June 30, 2004. The current portion of long-term debt decreased by $1.2 million, reflecting the reduction in the Company’s revolver debt. Accounts payable decreased by $1.0 million during fiscal 2005. Cash and cash equivalents increased by $0.3 million. During fiscal 2005, these increases in working capital were offset by several other changes. Current deferred revenue increased by approximately $0.5 million as a result of the agreement with Abbott. Accounts receivable decreased to $7.2 million at June 30, 2005, down $0.4 million from $7.6 million at June 30, 2004. This decrease is due to a decrease in sales. Accounts receivable as measured in days sales outstanding (“DSO”) remained constant at 46 DSO for the current and prior year. Inventory declined by approximately $0.3 million. The current liability for deferred income taxes increased by approximately $0.3 million. Income taxes receivable was reduced by $0.1 million as the Company received a federal tax refund resulting from the carry back of prior year losses.

The net increase in cash for the fiscal year ended June 30, 2006 was $2.4 million. The net increase in cash for the fiscal year ended June 30, 2005 was $0.3 million. The net decrease in cash for the fiscal year ended June 30, 2004 was $3,760. Net cash provided by operating activities was $3.3 million for fiscal 2006. Net cash provided by operating activities was $4.3 million and $7.0 million for fiscal 2005 and 2004, respectively.

Cash flows provided by operating activities for the fiscal year ended June 30, 2006 consisted of a net income of $1.6 million, supplemented by $1.1 million in non-cash charges to operations for amortization and depreciation. Changes in working capital and deferred tax accounts favorably impacted cash flow from operations by $0.6 million. Cash flow was used to make capital expenditures of $1.0 million.

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

On April 24, 2002, the Company entered into a credit facility arrangement with LaSalle Bank National Association (the “Bank”). The credit facility was amended on September 26, 2002, September 26, 2003, August 25, 2004, and September 1, 2005.

The revolving credit facility provides for a borrowing base of 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $7.0 million, subject to reserves as established by the Bank. The maximum borrowing under the revolving credit facility is $10 million. At June 30, 2006, $9.8 million was available under the revolving credit facility. The credit facility calls for a 0.25% commitment fee payable quarterly based on the average daily unused portion of the revolving credit facility. The revolving credit facility also provides for a commitment guaranty of up to $5.0 million for letters of credit and requires a per annum fee of 2.50% on outstanding letters of credit. At June 30, 2006 the Company has an outstanding letter of credit in the amount of $90,000 that expires March 7, 2007. At June 30, 2005 the Company had no letters of credit outstanding. Any outstanding letters of credit decreases the amount available for borrowing under the revolving credit facility. The weighted average interest rate on the revolving credit facility was 7.68% and 5.05% for the years ended June 30, 2006 and 2005, respectively.

On September 1, 2005, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with these amendments to the Company’s credit facility, the Bank extended the maturity on the Company’s revolving credit facility from April 24, 2007 to September 1, 2008. The entire credit facility continues to accrue interest at the Bank’s prime rate. The prime rate was 8.25% on June 30, 2006. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company’s funded debt to EBITDA exceeds 2.5. The amended credit facility also provides the Company with a rate of LIBOR plus 1.75%, at the Company’s option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company’s fixed charge coverage ratio. The 90-day LIBOR rate was 5.50% at June 30, 2006.

The credit facility requires lockbox arrangement, which provide for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB’s Emerging Issues Task Force Issue 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year. Additionally, the Bank has not notified the Company of any indication of a MAE at June 30, 2006.

At June 30, 2006 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long-term debt.

Under the terms of the credit facility, the Company is required to be in compliance with certain financial covenants pertaining to stockholders’ equity, capital expenditures and net income. Additionally, the terms of the credit facility restrict the Company from the payment of dividends on any class of its stock. The Company was in compliance with all of the financial covenants associated with its credit facility at June 30, 2006.

On August 25, 2005, the Board of Directors authorized repurchases of shares of the Company’s common stock pursuant to open market transactions in accordance with Rule 10b-18 under the Securities Exchange Act or in privately negotiated block transactions. The authorization permits repurchases from time to time until June 30, 2007 at the discretion of the Chairman of the Board or the President and Chief Executive Officer. The authorization permits up to $1.0 million to be applied to such repurchases. No specific number of shares are sought in connection with the authorization. The Company received the consent of the Bank for this authorized repurchase. As of June 30, 2006 no shares have been repurchased under this arrangement.

The following table summarizes the Company’s contractual obligations at June 30, 2006:

Payments Due By Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	$649,299	$226,706	$267,409	$155,184	—
Unconditional Purchase Obligations	—	—	—	—	—
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$649,299	$226,706	$267,409	$155,184	$—

Capital expenditures, net of capital leases, were $1.0 million, $0.4 million and $0.6 million in fiscal 2006, 2005, and 2004, respectively. The Company believes that cash flows from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures of

$0.8 million in 2007. Cash flows from operations may be negatively impacted by decreases in sales, market conditions, and adverse changes in working capital.

In the event that economic conditions were to severely worsen for a protracted period of time, we believe that our borrowing capacity under our credit facilities will provide sufficient financial flexibility. The Company would have options available to ensure liquidity in addition to increased borrowing. Capital expenditures, which are budgeted at $0.8 million for the fiscal year ended June 30, 2007, could be postponed. At June 30, 2006, the Company had no bank debt. Based on the Company’s current level of debt, and performance, debt would bear interest at the Bank’s prime rate. The Company’s agreement with the Bank does include provisions for higher interest rates at higher debt levels and different levels of Company performance.

During 2006 increases in raw material cost had a negative impact on the Company’s earnings. These increases resulted in fourth quarter material cost being 7.3% higher than in the prior year. This increase was led by a 77% jump in the price of copper. Copper is a major component of brass, which is used in many Allied products.

The Company makes its foreign sales in dollars and, accordingly, sales proceeds are not affected by exchange rate fluctuations, although the effect on its customers does impact the pace of incoming orders.

Seasonality and Quarterly Results

In past fiscal years, the Company has experienced moderate seasonal increases in net sales during its second and third fiscal quarters (October 1 through March 31) which in turn have affected net income. Such seasonal variations were likely attributable to an increase in hospital equipment purchases at the beginning of each calendar year (which coincides with many hospitals’ fiscal years) and an increase in the severity of influenza during winter months.

The following table sets forth selected operating results for the eight quarters ended June 30, 2006. The information for each of these quarters is unaudited, but includes all normal recurring adjustments which the Company considers necessary for a fair presentation thereof. These operating results, however, are not necessarily indicative of results for any future period. Further, operating results may fluctuate as a result of the timing of orders, the Company’s product and customer mix, the introduction of new products by the Company and its competitors, and overall trends in the health care industry and the economy. While these patterns have an impact on the Company’s quarterly operations, the Company is unable to predict the extent of this impact in any particular period.

	Three months ended,
	June	March	Dec.	Sept.	June	March	Dec.	Sept.
	30,	31,	31,	30,	30,	31,	31,	30,
	2006	2006	2005	2005	2005	2005	2004	2004
	Dollars in thousands, except per share data

Net sales	$14,463	$14,757	$13,340	$14,986	$14,184	$14,328	$13,668	$13,940
Gross profit	3,301	3,404	3,573	3,975	3,899	3,732	3,413	3,407
Income from operations	383	412	541	805	1,055	719	356	478
Net income	629	236	317	466	1,513	408	184	236
Basic earnings per share	0.08	0.03	0.04	0.06	0.19	0.05	0.02	0.03
Diluted earnings per share	0.08	0.03	0.04	0.06	0.19	0.05	0.02	0.03

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

Litigation and Contingencies

The Company becomes, from time to time, a party to personal injury litigation arising out of incidents involving the use of its products. The Company believes that any potential judgments resulting from such claims over its self-insured retention will be covered by the Company’s product liability insurance.

Off Balance Sheet Arrangements

Allied does not have any off balance sheet arrangements.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 requires the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS No. 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. Adoption of SFAS No. 151 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The Company has adopted the modified prospective method beginning July 1, 2005. Share-based compensation cost recognized during the year ended June 30, 2006 amounted to approximately $61,000. Based on stock options currently outstanding, the expected gross compensation cost will total approximately $124,000 over the next four fiscal years.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2006, the Company did not have any debt outstanding. The revolving credit facility, capital expenditure and real estate loan bear an interest rate using the commercial bank’s “floating reference rate” or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at June 30, 2006. Allied Healthcare Products has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 8.	Financial Statements and Supplementary Data

The following described consolidated financial statements of Allied Healthcare Products, Inc. are included in response to this item:

Report of Independent Registered Public Accounting Firm.

Consolidated Statement of Operations for the fiscal years ended June 30, 2006, 2005 and 2004.

Consolidated Balance Sheet for the fiscal years ended June 30, 2006 and 2005.

Consolidated Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2006, 2005 and 2004.

Consolidated Statement of Cash Flows for the fiscal years ended June 30, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements.

Schedule of Valuation and Qualifying Accounts and Reserves for the years ended June 30, 2006, 2005 and 2004.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Allied Healthcare Products, Inc.

We have audited the accompanying consolidated balance sheet of Allied Healthcare Products, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2006. In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule of valuation and qualifying accounts and reserves for the years ended June 30, 2006, 2005 and 2004. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Healthcare Products, Inc. and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

St. Louis, Missouri
September 1, 2006

ALLIED HEALTHCARE PRODUCTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended June 30,
	2006	2005	2004

Net sales	$57,545,589	$56,120,150	$59,103,313
Cost of sales	43,292,746	41,669,290	42,748,342

Gross profit	14,252,843	14,450,860	16,354,971
Selling, general and administrative expenses	12,112,624	11,843,037	12,660,358

Income from operations	2,140,219	2,607,823	3,694,613

Other (income) expenses:
Interest expense	—	123,076	550,158
Interest income	(52,988)	—	—
Other, net	37,758	42,604	8,378

	(15,230)	165,680	558,536

Income before provision for income taxes	2,155,449	2,442,143	3,136,077
Provision for income taxes	506,845	100,779	1,261,424

Net income	$1,648,604	$2,341,364	$1,874,653

Basic income per share:	$0.21	$0.30	$0.24
Diluted income per share:	$0.20	$0.29	$0.23

Weighted average shares outstanding — Basic	7,840,858	7,821,943	7,816,416

Weighted average shares outstanding — Diluted	8,066,311	8,080,890	7,984,761

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET

	June 30,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$2,696,324	$317,775
Accounts receivable, net of allowances of $430,000 and $565,000, respectively	7,429,355	7,215,799
Inventories, net	11,491,305	10,775,550
Other current assets	224,853	168,431

Total current assets	21,841,837	18,477,555

Property, plant and equipment, net	11,252,934	11,308,866
Goodwill	15,979,830	15,979,830
Other assets, net	255,845	330,969

Total assets	$49,330,446	$46,097,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,208,699	$2,110,599
Other accrued liabilities	2,834,495	2,940,763
Deferred income taxes	689,942	711,416
Deferred revenue	465,000	465,000

Total current liabilities	7,198,136	6,227,778

Deferred revenue	1,472,500	1,007,500
Commitments and contingencies (Notes 4 and 9)
Stockholders’ equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,155,569 shares issued at June 30, 2006 and 10,133,069 shares issued at June 30, 2005; 7,852,077 shares outstanding at June 30, 2006 and 7,829,577 shares outstanding June 30, 2005	101,556	101,331
Additional paid-in capital	47,258,182	47,109,143
Retained earnings	14,031,500	12,382,896
Less: treasury stock, at cost; 2,303,492 shares at June 30, 2006 and 2005 respectively	(20,731,428)	(20,731,428)

Total stockholders’ equity	40,659,810	38,861,942

Total liabilities and stockholders’ equity	$49,330,446	$46,097,220

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

		Additional
	Common	Paid-in	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total

Balance, July 1, 2003	$101,175	$47,030,549	$8,166,879	$(20,731,428)	$34,567,175
Issuance of common stock	45	10,944	—	—	10,989
Net income for the year ended June 30, 2004	—	—	1,874,653	—	1,874,653

Balance, June 30, 2004	101,220	47,041,493	10,041,532	(20,731,428)	36,452,817
Issuance of common stock	111	67,650	—	—	67,761
Net income for the year ended June 30, 2005	—	—	2,341,364	—	2,341,364

Balance, June 30, 2005	101,331	47,109,143	12,382,896	(20,731,428)	38,861,942
Issuance of common stock	225	87,675	—	—	87,900
Stock based compensation	—	61,364	—	—	61,364
Net income for the year ended June 30, 2006	—	—	1,648,604	—	1,648,604

Balance, June 30, 2006	$101,556	$47,258,182	$14,031,500	$(20,731,428)	$40,659,810

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended June 30,
	2006	2005	2004

Cash flows from operating activities:
Net income	$1,648,604	$2,341,364	$1,874,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,060,241	1,152,891	1,306,571
Stock based compensation	61,364	67,761	—
Provision for doubtful accounts and sales returns and allowances	(61,945)	36,611	181,489
Deferred tax provision (benefit)	48,406	(188,493)	1,209,753
Loss on disposition of equipment	15,904	—	—
Changes in operating assets and liabilities:
Accounts receivable	(151,611)	346,559	(41,481)
Inventories	(715,755)	319,621	1,179,801
Income tax receivable	—	130,548	261,711
Other current assets	(56,422)	(41,304)	22,868
Accounts payable	1,098,100	(1,014,994)	932,876
Deferred revenue	465,000	1,472,500	—
Other accrued liabilities	(106,268)	(265,840)	97,622

Net cash provided by operating activities	3,305,618	4,357,224	7,025,863

Cash flows from investing activities:
Capital expenditures	(1,014,969)	(436,145)	(630,548)

Net cash used in investing activities	(1,014,969)	(436,145)	(630,548)

Cash flows from financing activities:
Payment of long-term debt	—	(2,366,076)	(2,246,236)
Borrowings under revolving credit agreements	346,000	57,930,212	57,628,047
Payments under revolving credit agreements	(346,000)	(59,175,696)	(61,791,875)
Stock options exercised	64,125	—	10,989
Excess tax benefit from exercise of stock options	23,775	—	—

Net cash provided by (used in) financing activities	87,900	(3,611,560)	(6,399,075)

Net increase (decrease) in cash and equivalents	2,378,549	309,519	(3,760)
Cash and cash equivalents at beginning of year	317,775	8,256	12,016

Cash and cash equivalents at end of year	$2,696,324	$317,775	$8,256

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$131,394	$566,571
Income taxes	$575,943	$693,650	$138,581

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Allied Healthcare Products, Inc. (the “Company” or “Allied”) is a manufacturer of respiratory products used in the health care industry in a wide range of hospital and alternate site settings, including post-acute care facilities, home health care and trauma care. The Company’s product lines include respiratory care products, medical gas equipment and emergency medical products.

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

Revenue recognition

Revenue is recognized for all sales, including sales to agents and distributors, at the time products are shipped and title has transferred, provided that a purchase order has been received or a contract executed, there are not uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is reasonably assured. Sales discounts, returns and allowances are included in net sales, and the provision for doubtful accounts is included in selling, general and administrative expenses. Additionally, it is the Company’s practice to include revenues generated from freight billed to customers in net sales with corresponding freight expense included in cost of sales in the consolidated statement of operations.

The sales price is fixed by Allied’s acceptance of the buyer’s firm purchase order. The sales price is not contingent, or subject to additional discounts. Allied’s standard shipment terms are “F.O.B. shipping point” as stated in Allied’s Terms and Conditions of Sale. The customer is responsible for obtaining insurance for and bears the risk of loss for product in-transit. Additionally, sales to customers do not include the right to return merchandise without the prior consent of Allied. In those cases where returns are accepted, product must be current and restocking fees must be paid by the respective customer. A provision has been made for estimated sales returns and allowances. These estimates are based on historical analysis of credit memo data and returns.

Allied does not provide installation services for its products. Most products shipped are ready for immediate use by the customer. The Company’s in-wall medical system components, central station pumps and compressors, and headwalls do require installation by the customer. These products are typically purchased by a third-party contractor who is ultimately responsible for installation services. Accordingly, the customer purchase order or contract does not require customer acceptance of the installation prior to completion of the sale transaction and revenue recognition. Allied’s standard payment terms are net 30 days from the date of shipment, and payment is specifically not subject to customer inspection of acceptance, as stated in Allied’s Terms and Conditions of Sale. The buyer becomes obligated to pay Allied at the time of shipment. Allied requires credit applications from its customers and performs credit reviews to determine the creditworthiness of new customers. Allied requires letters of credit, where warranted, for international transactions. Allied also protects its legal rights under mechanics lien laws when selling to contractors.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allied does offer limited warranties on its products. The standard warranty period is one year; however, most claims occur within the first six months. The Company’s cost of providing warranty service for its products for the years ended June 30, 2006, June 30, 2005, and June 30, 2004 was $114,181, $53,718, and $82,809, respectively. The related liability for warranty service amounted to $103,795 and $42,026 at June 30, 2006 and 2005, respectively.

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

Accounts receivable and concentrations of credit risk

Accounts receivable are recorded at the invoiced amount. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses based on past experience and an analysis of current amounts due, and historically such losses have been within management’s expectations. The Company’s customers can be grouped into three main categories: medical equipment distributors, construction contractors and health care institutions. At June 30, 2006 the Company believes that it has no significant concentration of credit risk.

Inventories

Inventories are stated at the lower of cost, determined using the last-in, first-out (“LIFO”) method, or market. If the first-in, first-out method (which approximates replacement cost) had been used in determining cost, inventories would have been $2,145,227 and $1,238,678 higher at June 30, 2006 and 2005, respectively. Changes in the LIFO reserve are included in cost of sales. Cost of sales were reduced by $0, $136,255, and $319,742 in fiscal 2006, 2005, and 2004 respectively, as a result of LIFO liquidations. Costs in inventory include raw materials, direct labor and manufacturing overhead.

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. The reserve for obsolete and excess inventory was $1,168,395 and $1,253,853 at June 30, 2006 and 2005, respectively.

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

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

At June 30, 2006 and 2005, the Company has goodwill of $15,979,830, resulting from the excess of the purchase price over the fair value of net assets acquired in business combinations. The Company does not amortize goodwill.

The Company conducts a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. The annual impairment test did not indicate a further impairment of goodwill at June 30, 2006 or June 30, 2005.

Allied operates as one reporting unit and prepares its annual goodwill impairment test in that manner. None of the Company’s product lines constitute a business, as that term is defined in Emerging Issues Task Force (EITF) Issue 98-3. Most of its products are produced in one facility, and Allied does not produce separate financial statements for any part of its business. The goodwill impairment test is performed at June 30th of each year.

The results of these annual impairment reviews are highly dependent on management’s projection of future results of the Company and there can be no assurance that at the time such future reviews are completed a material impairment charge will not be recorded.

Impairment of long-lived assets

The Company evaluates impairment of long-lived assets under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS No. 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss will be recognized. No impairment losses of long-lived assets or identifiable intangibles were recorded by the Company for fiscal years ended June 30, 2006, 2005, and 2004.

Self-insurance

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2006 and 2005, the Company had $540,000 and $450,000 respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

Fair value of financial instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and debt. The carrying amounts for cash, accounts receivable and accounts payable approximate their fair value due to the short maturity of these instruments. The carrying amount of long-term debt approximates fair value due to the notes bearing interest at a variable rate.

Income taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and development costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses for the years ended June 30, 2006, 2005 and 2004 were $693,627, $682,793 and $627,822 respectively.

Earnings per share

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are based on the sum of the weighted averaged number of shares of common stock and common stock equivalents outstanding during the year. The weighted average number of basic shares outstanding for the years ended June 30, 2006, 2005 and 2004 was 7,840,858, 7,821,943 and 7,816,416 shares, respectively. The weighted average number of diluted shares outstanding for the years ended June 30, 2006, 2005 and 2004 was 8,066,311, 8,080,890 and 7,984,761 shares, respectively. The dilutive effect of the Company’s employee and director stock option plans are determined by use of the treasury stock method.

Employee stock-based compensation

On July 1, 2005 the company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (SFAS 123R), using the modified prospective transition method which does not require prior periods to be restated. Statement 123R sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of the stock options and other equity-based compensation.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions utilized in the Black-Scholes option pricing model for options granted during the fiscal years ended June 30, 2006, 2005 and 2004.

	2006	2005	2004

Weighted average fair value	$3.48	$4.57	$2.97
Volatility	51%	52%	49%
Expected life (in years)	10	10	10
Risk-free interest rate	4.45%	4.20%	4.06%
Dividend yield	0%	0%	0%

Share-based compensation expense included in the statement of operations for the fiscal year ended June 30, 2006 was approximately $61,000. Unrecognized shared-based compensation cost related to unvested stock options amounts to approximately $124,000. The cost is expected to be recognized over the next four fiscal years.

The following table summarizes stock option exercises for the fiscal years ended June 30, 2006, 2005 and 2004.

	2006	2005	2004

Stock options exercised	22,500	11,145	4,500
Total intrinsic value of stock options exercised	$65,850	$67,761	$7,373
Cash received from stock option exercises	$64,125	—	$10,989
Tax benefit from stock options exercised	$23,775	$27,105	$2,949

Prior to July 1, 2005, the Company accounted for employee stock options in accordance with Accounting Principles Board No. (APB) 25, “Accounting for Stock Issued to Employees”. Under APB 25, the Company applies the intrinsic value method of accounting. The Company did not recognize compensation expense at the grant date for options granted because the Company grants options at a price equal to the market value at the time of grant.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for periods presented prior to the Company’s adoption of Statement 123R:

	Year Ended June 30
	2005	2004

Net income, as reported	$2,341,364	$1,874,653
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	40,657	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since July 1, 1995, net of related tax effects	(49,966)	(65,295)

Proforma net income	$2,332,055	$1,809,358

Earnings per share:
Basic — as reported	$0.30	$0.24

Basic — pro forma	$0.30	$0.23

Diluted — as reported	$0.29	$0.23

Diluted — pro forma	$0.29	$0.23

New accounting standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 requires the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS No. 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. Adoption of SFAS No. 151 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The Company has adopted the modified prospective method beginning July 1, 2005. Share-based compensation cost recognized during the year ended June 30, 2006 amounted to approximately $61,000. Based on stock options currently outstanding, the expected gross compensation cost will total approximately $124,000 over the next four fiscal years.

3.	Financing

On April 24, 2002, the Company entered into a credit facility arrangement with LaSalle Bank National Association (the “Bank”). The credit facility was amended on September 26, 2002, September 26, 2003, August 25, 2004, and September 1, 2005.

The revolving credit facility provides for a borrowing base of 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $7.0 million, subject to reserves as established by the Bank. The maximum borrowing under the revolving credit facility is $10 million. At June 30, 2006, $9.8 million was available under the revolving credit facility. The credit facility calls for a 0.25% commitment fee payable quarterly based on the average daily unused portion of the revolving credit facility. The revolving credit facility also provides for a

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commitment guaranty of up to $5.0 million for letters of credit and requires a per annum fee of 2.50% on outstanding letters of credit. At June 30, 2006 the Company has an outstanding letter of credit in the amount of $90,000 that expires March 7, 2007. At June 30, 2005 the Company had no letters of credit outstanding. Any outstanding letters of credit decreases the amount available for borrowing under the revolving credit facility. The weighted average interest rate on the revolving credit facility was 7.68% and 5.05% for the years ended June 30, 2006 and 2005, respectively.

On September 1, 2005, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with these amendments to the Company’s credit facility, the Bank extended the maturity on the Company’s revolving credit facility from April 24, 2007 to September 1, 2008. The entire credit facility continues to accrue interest at the Bank’s prime rate. The prime rate was 8.25% on June 30, 2006. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company’s funded debt to EBITDA exceeds 2.5. The amended credit facility also provides the Company with a rate of LIBOR plus 1.75%, at the Company’s option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company’s fixed charge coverage ratio. The 90-day LIBOR rate was 5.50% at June 30, 2006.

The credit facility requires lockbox arrangement, which provide for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB’s Emerging Issues Task Force Issue 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year. Additionally, the Bank has not notified the Company of any indication of a MAE at June 30, 2006.

At June 30, 2006 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long-term debt.

Under the terms of the credit facility, the Company is required to be in compliance with certain financial covenants pertaining to stockholders’ equity, capital expenditures and net income. Additionally, the terms of the credit facility restrict the Company from the payment of dividends on any class of its stock. The Company was in compliance with all of the financial covenants associated with its credit facility at June 30, 2006.

4.	Lease Commitments

The Company leases certain of its equipment under non-cancelable operating lease agreements. Minimum lease payments under operating leases at June 30, 2006 are as follows:

Fiscal Year	Operating Leases

2007	$226,706
2008	167,665
2009	99,744
2010	78,211
2011	76,973
2012 and therafter	—

Total minimum lease payments	$649,299

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental expense incurred on operating leases in fiscal 2006, 2005, and 2004 totaled $305,734, $378,820 and $397,702 respectively.

5.	Income Taxes

The provision for income taxes consists of the following:

	2006	2005	2004

Current:
Federal	$695,218	$234,863	$51,671
State	(236,779)	54,409	—

Total current	458,439	289,272	51,671

Deferred:
Federal	62,346	(373,900)	902,186
State	(13,940)	185,407	307,567

Total deferred	48,406	(188,493)	1,209,753

	$506,845	$100,779	$1,261,424

In 2006, the Company realized a tax benefit of $0.3 million from the favorable settlement of state tax contingencies.

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

During the fourth quarter of 2005 the Company reviewed its performance during 2004 and 2005, as well as its projections for taxable income in 2006. Due to the Company’s return to profitability, the Company reversed deferred tax asset valuation allowances of $1.1 million due to management’s conclusion that it was more likely than not that the Company would realize the underlying deferred tax assets.

A reconciliation of income taxes, with the amounts computed at the statutory federal rate is as follows:

	2006	2005	2004

Computed tax at federal statutory rate	$732,853	$830,329	$1,066,266
State income taxes, net of federal tax benefit	89,671	307,987	125,355
Favorable settlement of state tax contingencies	(351,434)	—	—
Change in valuation allowance	—	(1,061,956)	—
Other, net	35,755	24,419	69,803

Total	$506,845	$100,779	$1,261,424

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of June 30, 2006 and 2005 are as follows:

	2006		2005
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities

Current:
Bad debts	$60,000	$—	$130,000	$—
Prepaid expenses	—	30,000	—	30,000
Deferred revenue	186,000	—	186,000	—
Accrued liabilities	532,195	—	475,379	—
Inventory	—	1,438,137	—	1,472,795

	778,195	1,468,137	791,379	1,502,795

Non Current:
Depreciation	—	491,546	—	437,846
Other property basis	—	44,852	—	60,400
Intangible assets	45,197	—	59,790	—
Net operating loss carryforward	—	—	71,404	—
Deferred revenue	589,000	—	403,000	—
Accrued pension liability	71,078	—	83,448	—
Stock options	21,981	—	—	—
Other	7,049	—	148,391	—

	734,305	536,398	766,033	498,246

Valuation Allowance	—	—	—	—

Total deferred taxes	$1,512,500	$2,004,535	$1,557,412	$2,001,041

The net long term deferred tax asset of $197,907 and $267,787 is included in other assets in the June 30, 2006 and 2005 consolidated balance sheet, respectively.

6.	Retirement Plan

The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code to certain eligible salaried employees. Each employee may elect to enter a written salary deferral agreement under which a portion of such employee’s pre-tax earnings may be contributed to the plan.

During the fiscal years ended June 30, 2006, 2005 and 2004, the Company made contributions of $251,802, $239,474 and $233,288 respectively.

7.	Stockholders’ Equity

The Company has established a 1991 Employee Non-Qualified Stock Option Plan, a 1994 Employee Stock Option Plan, and a 1999 Incentive Stock Plan (collectively the “Employee Plans”). The Employee Plans provide for the granting of options to the Company’s executive officers and key employees to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 1,800,000 shares of common stock may be granted under the Employee Plans. Options generally become exercisable ratably over a four year period or one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the first or second anniversary of the date granted. The right to exercise the options expires in ten years from the date of grant, or earlier if an option holder ceases to be employed by the Company.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company has established a 1995 Directors Non-Qualified Stock Option Plan and a 2005 Directors Non-Qualified Stock Option Plan (collectively the “Directors Plans”). The Directors Plans provide for the granting of options to the Company’s directors who are not employees of the Company to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 225,000 shares of common stock may be granted under the Directors Plans. Options shall become exercisable with respect to one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the second anniversary of the date granted, except for certain options which become exercisable with respect to all of the shares covered thereby one year after the grant date. The right to exercise the options expires in ten years from the date of grant, or earlier if an option holder ceases to be a director of the Company.

A summary of stock option transactions in 2004, 2005 and 2006, respectively, pursuant to the Employee Plans and the Directors Plans is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

June 30, 2003	771,100	$2.91
Options Granted	15,500	$4.58
Options Exercised	(4,500)	$2.44
Options Forfeited or Expired	(18,850)	$13.06

June 30, 2004	763,250	$2.70	5.6	$2,053,150

June 30, 2004	763,250	$2.70
Options Granted	6,500	$6.84
Options Exercised	(11,145)	$1.92
Options Forfeited or Expired	(16,855)	$7.35

June 30, 2005	741,750	$2.64	4.6	$1,844,192

June 30, 2005	741,750	$2.64
Options Granted	35,000	$5.19
Options Exercised	(22,500)	$2.85
Options Forfeited or Expired	(12,500)	$8.09

June 30, 2006	741,750	$2.66	3.8	$2,392,005
Exercisable at June 30, 2006	691,750	$2.51	3.5	$2,338,780

The following tables provide additional information for options outstanding and exercisable at June 30, 2006:

Options Outstanding

		Weighted Average	Weighted Average
Range of Exercise Prices	Number	Remaining Life	Exercise Price

$1.88	1,750	2.8 years	$1.88
2.00	542,000	3.2 years	2.00
2.01-6.99	165,000	6.3 years	3.90
7.00-7.99	33,000	1.3 years	7.31

$1.00-7.99	741,750	3.8 years	$2.66

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options Exercisable

		Weighted Average
Range of Exercise Prices	Number	Exercise Price

$1.88	1,750	$1.88
2.00	542,000	2.00
2.01-6.99	115,000	3.54
7.00-7.99	33,000	7.31

$1.00-7.99	691,750	$2.51

See Note 2 for discussion of accounting for stock awards, and related fair value and pro forma income disclosures.

Stockholder Rights Plan

The Board of Directors adopted a Stockholder Rights Plan in 1996 that would permit stockholders to purchase common stock at prices substantially below market value under certain change-in-control scenarios. At June 30, 2006, no common stock has been purchased under this plan.

On August 25, 2005, the Board of Directors authorized repurchases of shares of the Company’s common stock pursuant to open market transactions in accordance with Rule 10b-18 under the Securities Exchange Act or in privately negotiated block transactions. The authorization permits repurchases from time to time until June 30, 2007 at the discretion of the Chairman of the Board or the President and Chief Executive Officer. The authorization permits up to $1.0 million to be applied to such repurchases. No specific number of shares are sought in connection with the authorization. The Company received the consent of the Bank for this authorized repurchase. As of June 30, 2006 no shares have been repurchased under this arrangement.

8.	Supplemental Balance Sheet Information

	June 30,
	2006	2005

Inventories
Work in progress	$715,643	$561,157
Component parts	8,820,622	8,746,226
Finished goods	3,123,435	2,722,020
Reserve for obsolete and excess inventory	(1,168,395)	(1,253,853)

	$11,491,305	$10,775,550

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Estimated Useful
	Life (years)

Property, plant and equipment
Machinery and equipment	5-10	$8,208,972	$10,039,203
Buildings	28-35	12,067,044	11,911,730
Land and land improvements	5-7	934,216	934,216

Total property, plant and equipment at cost		21,210,232	22,885,149
Less accumulated depreciation and amortization		(9,957,298)	(11,576,283)

		$11,252,934	$11,308,866

Other accrued liabilities
Accrued compensation expense		$1,697,012	$1,612,808
Accrued interest expense		—	2,728
Accrued income tax		148,739	286,779
Customer deposits		589,708	613,646
Other		399,036	424,802

		$2,834,495	$2,940,763

9.	Commitments and Contingencies

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. The Company intends to continue to conduct business in such a manner as to avert any FDA action seeking to interrupt or suspend manufacturing or require any recall or modification of products.

The Company has recognized the costs and associated liabilities only for those investigations, claims and legal proceedings for which, in its view, it is probable that liabilities have been incurred and the related amounts are estimable. Based upon information currently available, management believes that existing accrued liabilities are sufficient and that it is not reasonably possible at this time that any additional liabilities will result from the resolution of these matters that would have a material adverse effect on the Company’s consolidated results of operations, financial position, or cash flows.

At June 30, 2006, the Company had approximately 417 full-time employees. Approximately 279 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2009.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Segment Information

The Company operates in one segment consisting of the manufacturing, marketing and distribution of a variety of respiratory products used in the health care industry to hospitals, hospital equipment dealers, hospital construction contractors, home health care dealers and emergency medical product dealers. The Company’s product lines include respiratory care products, medical gas equipment and emergency medical products. The Company does not have any one single customer that represents more than 10 percent of total sales. Sales by region, and by product, are as follows:

	Sales by Region
	2006	2005	2004

Domestic United States	$47,011,877	$46,442,420	$49,230,985
Europe	1,206,546	1,650,366	1,248,361
Canada	1,169,090	1,268,172	1,338,115
Latin America	4,378,910	3,543,842	3,170,344
Middle East	730,094	546,320	771,378
Far East	2,481,858	2,008,227	2,651,217
Other International	567,214	660,803	692,913

	$57,545,589	$56,120,150	$59,103,313

	Sales by Product
	2006	2005	2004

Respiratory care products	$14,241,999	$15,453,507	$15,671,960
Medical gas equipment	33,141,636	31,301,769	33,530,756
Emergency medical products	10,161,954	9,364,874	9,900,597

	$57,545,589	$56,120,150	$59,103,313

11.	Quarterly Financial Data (unaudited)

Summarized quarterly financial data for fiscal 2006 and 2005 appears below (all amounts in thousands):

	Three months ended,
	June	March	Dec.	Sept.	June	March	Dec.	Sept.
	30,	31,	31,	30,	30,	31,	31,	30,
	2006	2006	2005	2005	2005	2005	2004	2004

Net sales	$14,463	$14,757	$13,340	$14,986	$14,184	$14,328	$13,668	$13,940
Gross profit	3,301	3,404	3,573	3,975	3,899	3,732	3,413	3,407
Income from operations	383	412	541	805	1,055	719	356	478
Net income	629	236	317	466	1,513	408	184	236
Basic earnings per share	0.08	0.03	0.04	0.06	0.19	0.05	0.02	0.03
Diluted earnings per share	0.08	0.03	0.04	0.06	0.19	0.05	0.02	0.03

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

12.	Baralyme® Agreement

On August 27, 2004, Allied entered into an agreement with Abbott Laboratories (“Abbott”) pursuant to which Allied agreed to cease production of its product Baralyme®, and to affect the withdrawal of Baralyme® product held by distributors. The agreement permits Allied to pursue the development of a new carbon dioxide absorbent

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product. Baralyme®, a carbon dioxide absorbent product, has been used safely and effectively in connection with inhalation anesthetics since its introduction in the 1920s. In recent years, the number of inhalation anesthetics has increased, giving rise to concerns regarding the use of Baralyme® in conjunction with these newer inhalation anesthetics if Baralyme® has been allowed, contrary to recommended practice, to become desiccated. The agreement also provides that, for a period of eight years, Allied will not manufacture, distribute, promote, market, sell, commercialize or donate any Baralyme® product or similar product based upon potassium hydroxide and will not develop or license any new carbon dioxide absorbent product containing potassium hydroxide.

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

The initial payment of $1,530,000 from Abbott was received on September 30, 2004. The agreement required Abbott to pay Allied $600,000 for reimbursement of Allied’s cost incurred in connection with withdrawal of Baralyme® from the market, the disposal of such product, and severance payments payable as a result of such withdrawal. This payment by Abbott of $600,000 has been included in net sales during the year ended June 30, 2005, in accordance with the FASB’s EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company is the primary obligor in the arrangement. It has sole authority to determine the method of withdrawal of Baralyme® and discretion in such matters as employee layoffs, disposal methods, and customer communications regarding the sale of replacement products. The costs of executing the withdrawal are the sole responsibility of the Company.

The remaining payments to be received from Abbott, including the $2,790,000 received to date, are being recognized into income, as net sales, over the eight-year term of the agreement. Allied has no further obligations under this agreement which would require the Company to repay these amounts or otherwise impact this accounting treatment. During the year ended June 30, 2006 $465,000 was recognized into income as net sales.

A reconciliation of deferred revenue resulting from the agreement with Abbott, with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Twelve Months Ended
	June 30,
	2006	2005

Beginning balance	$1,472,500	$—
Payment Received from Abbott Laboratories	930,000	2,460,000
Revenue recognized as net sales	(465,000)	(987,500)

	1,937,500	1,472,500

Less — Current portion of deferred revenue	(465,000)	(465,000)

	$1,472,500	$1,007,500

As a result of the agreement with Abbott, Allied has suspended manufacturing operations at its Stuyvesant Falls, New York facility. Costs associated with the withdrawal and suspension of operations at that location, including severance and benefit payments due union employees, have been and will be recorded in accordance with SFAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities”.

On September 9, 2004 Allied entered into a Closedown Agreement with the International Chemical Union representing the employees at the Stuyvesant Falls, New York facility. The Company had advised the Union that the plant will be closed and all bargaining unit employees related to such operation would be permanently laid off, no

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

later than October 15, 2004. The collective bargaining agreement expired and was terminated as of the closing date. The Company paid severance to those 12 bargaining unit employees on the active payroll as of August 27, 2004.

During the first quarter of fiscal 2005, the Company recorded a charge to cost of sales of $600,000. This charge included $216,000 for severance payments and fringe benefits for the 12 bargaining unit employees. The charge included $200,000 for the value of Baralyme® inventory in stock and the time of the withdrawal, and associated disposal cost. The charge also included $184,000 for replacement of Baralyme® inventory which was returned by our customers as a result of the withdrawal. The Company has replaced Baralyme® returned by its customers with Carbolime®, a carbon dioxide absorption product which continues to be offered for sale by Allied.

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

The following table reflects the activities related to the withdrawal of Baralyme® and subsequent suspension of operations at the Stuyvesant Falls, New York facility, and the accrued liabilities in the consolidated balance sheets at June 30, 2005. Changes to previous estimates have been reflected as “Provision adjustments” on the table below in the period the changes in estimates were made.

	Inventory
	to be Disposed	Severance Pay
	Of	and Benefits	Product Withdrawal	Total

Provision	$200,000	$216,000	$184,000	$600,000
Cash Expenditures	$(149,677)	$(85,431)	$(119,798)	$(354,906)

Balance at September 30, 2004	$50,323	$130,569	$64,202	$245,094
Cash Expenditures	$(66,079)	$(87,171)	$(128,479)	$(281,729)
Provision Adjustments	$55,756	$(2,852)	$75,008	$127,912

Balance at December 31, 2004	$40,000	$40,546	$10,731	$91,277
Cash Expenditures	$(35,732)	$(15,205)	$(10,731)	$(61,668)
Provision Adjustments	—	—	—	—

Balance at March 31, 2005	$4,268	$25,341	$0	$29,609
Cash Expenditures	$(5,712)	$(25,341)	$0	$(31,053)
Provision Adjustments	$1,444	—	—	$1,444

Balance at June 30, 2005	$0	$0	$0	$0

In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of June 30, 2006, $271,000 has been received, and $92,000 is receivable, as a result of product development activities.

In 2004, Allied’s sales of Baralyme® were approximately $2.0 million and contributed approximately $0.6 million in pre-tax earnings and cash flow from operations. The majority of the $5,250,000 Allied is to receive from Abbott will be recognized into income over the eight-year term of the agreement. Management believes the net cash flow expected to be realized by Allied under the agreement with Abbott is projected be substantially equivalent to the net cash flow Allied would have expected to realize from continued manufacture and sales of Baralyme® during the initial five years of the period.

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

(b) Changes in Internal Controls.

There were no changes in the Company’s internal controls for financial reporting or other factors during the fourth quarter of the most recent fiscal year that could significantly affect such internal controls. However, the Company has been engaged in the process of further reviewing and documenting its disclosure controls and procedures, including its internal accounting controls. The company may from time to time make changes aimed at enhancing the effectiveness of its disclosure controls and procedures, including its internal controls, to ensure that the Company’s systems evolve with its business.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

A definitive proxy statement is expected to be filed with the Securities and Exchange Commission on or about October 14, 2006. The information required by this item is set forth under the caption “Election of Directors”, under the caption “Executive Officers”, and under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement, which information is incorporated herein by reference thereto.

Item 11.	Executive Compensation

The information required by this item is set forth under the caption “Executive Compensation” in the definitive proxy statement, which information is incorporated herein by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement, which information is incorporated herein by reference thereto.

Item 13.	Certain Relationships and Related Transactions

None

Item 14.	Principal Accountant Fees and Services

The information by this item will appear in the section entitled “Audit Fees” included in the Company’s definitive Proxy Statement to be filed on or about October 14, 2006, relating to the 2006 Annual Meeting of Shareowners and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K

1.	Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are included in response to Item 8:

Consolidated Statement of Operations for the years ended June 30, 2006, 2005, and 2004

Consolidated Balance Sheet at June 30, 2006 and 2005

Consolidated Statement of Changes in Stockholders’ Equity for the years ended June 30, 2006, 2005 and 2004

Consolidated Statement of Cash Flows for the years ended June 30, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule

Valuation and Qualifying Accounts and Reserves for the Years Ended June 30, 2006, 2005 and 2004

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

Allied Healthcare Products, Inc.

By:

/s/  Earl R. Refsland
Earl R. Refsland
President and Chief Executive Officer

/s/  Daniel C. Dunn
Daniel C. Dunn
Vice President, Chief Financial Officer, and Secretary

Dated: September 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28, 2006.

Signatures		Title

* John D. Weil		Chairman of the Board

* Earl R. Refsland		President, Chief Executive Officer and Director (principal Executive Officer)

* William A. Peck		Director

* James B. Hickey, Jr.		Director

* Judy Graves.		Director

*By:	/s/ Earl R. Refsland Earl R. Refsland Attorney-in-Fact

*	Such signature has been affixed pursuant to a Power of Attorney in the form of exhibit 24.

ALLIED HEALTHCARE PRODUCTS, INC.

RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	COLUMN	COLUMN C					COLUMN
	B		Charged				E
	Balance	Charged	to		COLUMN		Balance
	at	to	other		D		at
COLUMN	beginning	costs	accounts		Deductions		end
A	of	and	—		—		of
Description	period	expenses	describe		describe		period

For the Year Ended June 30, 2006
Accounts Receivable Allowances	(565,000)	$61,945			$73,055	(1)	(430,000)
Inventory Allowance For Obsolescence And Excess Quantities	$(1,253,853)		$(122,889	)(3)	$208,347	(2)	(1,168,395)
Deferred Tax Asset Valuation Allowance	—						—

For the Year Ended June 30, 2005
Accounts Receivable Allowances	(585,000)	$(36,611)			$56,611	(1)	(565,000)
Inventory Allowance For Obsolescence And Excess Quantities	$(1,742,490)		$(52,486	)(3)	$541,123	(2)	(1,253,853)
Deferred Tax Asset Valuation Allowance	$(1,061,956)				$1,061,956	(4)	—

For the Year Ended June 30, 2004
Accounts Receivable Allowances	$(585,000)	$(181,489)			$181,489	(1)	(585,000)
Inventory Allowance For Obsolescence And Excess Quantities	$(2,324,258)		$(385,451	)(3)	$967,219	(2)	$(1,742,490)
Deferred Tax Asset Valuation Allowance	$(1,061,956)						(1,061,956)

(1)	Decrease due to bad debt write-offs and recoveries.

(2)	Decrease due to disposal of obsolete inventory.

(3)	Increase due to inventory revaluation. The other account charged as a result of this revaluation was inventory before reserves. This did not result in a change to our net inventory or net income.

(4)	See Note 5 to the consolidated financial statements.

S-1

INDEX TO EXHIBITS

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3(1) to the Company’s Registration Statement on Form S-1, as amended, Registration No. 33-40128, filed with the Commission on May 8, 1991 (the ‘‘Registration Statement”) and incorporated herein by reference)
3.2		By-Laws of the Registrant (filed as Exhibit 3(2) to the Registration Statement and incorporated herein by reference)

10.1		NCG Trademark License Agreement, dated April 16, 1982, between Liquid Air Corporation and Allied Healthcare Products, Inc. (filed as Exhibit 10(24) to the Registration Statement and incorporated herein by reference)

10.2		Allied Healthcare Products, Inc. 1991 Employee Non-Qualified Stock Option Plan (filed as Exhibit 10(26) to the Registration Statement and incorporated herein by reference)

10.3		Employee Stock Purchase Plan (filed as Exhibit 10(3) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 (the ‘‘1998 Form 10-K”) and incorporated by reference)

10.4		Allied Healthcare Products, Inc. 1994 Employee Stock Option Plan (filed with the Commission as Exhibit 10(39) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1994 (the ‘‘1994 Form 10-K”) and incorporated herein by reference)

10.5		Allied Healthcare Products, Inc. 1995 Directors Non-Qualified Stock Option Plan (filed with the Commission as Exhibit 10(25) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (the ‘‘1995 Form 10-K”) and incorporated herein by reference)

10.6		Allied Healthcare Products, Inc. Amended 1994 Employee Stock Option Plan (filed with the Commission as Exhibit 10(28) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (the ‘‘1996 Form 10-K”) and incorporated herein by reference)

10.7		Allied Healthcare Products, Inc. Incentive Stock Plan for Non-Employee Directors (December 2005). Filed herewith

10.22		Form of Indemnification Agreement with officers and directors (filed with the Commission as Exhibit 10.22 to the 2002 Form 10-K and incorporated herein by reference).

10.25		Employment Agreement dated August 24, 1999 by and between Allied Healthcare Products, Inc. and Earl Refsland (filed with the Commission as Exhibit 10(25) to the 1999 Form 10-K and incorporated herein by reference)

10.26		Allied Healthcare Products, Inc. 1999 Incentive Stock Plan (filed with the Commission as Exhibit 10(26) to the 1999 Form 10-K and incorporated herein by reference)

10.28		Agreement between Allied Healthcare Products, Inc. Medical Products Division and District No. 9 International Association of Machinists and Aerospace Workers dated August 1, 2000 through May 31, 2003 (filed with the Commission as Exhibit 10.28 to the 2002 Form 10-K)

10.29		Letter Agreement dated July 2, 2001 between Allied Healthcare Products, Inc. and Daniel C. Dunn (filed with the Commission as Exhibit 10.29 to the 2002 Form 10-K)

10.30		Loan and security agreement dated April 24, 2002 between the Company and LaSalle Bank National Association, including form of notes (filed with the Commission as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 15, 2002)

10	.30.1	Amendment to Loan and security agreement dated September 26,2002 (filed with the Commission as an exhibit to Current Report on Form 8-K on October 1, 2002)

10	.30.2	Amendment to Loan and security agreement dated September 26, 2003

10	.30.3	Amendment to Loan and Security Agreement dated August 27, 2004

10.31		Agreement dated August 27, 2004 between Allied Healthcare Products, Inc and Abbott Laboratories, Inc. (incorporated by reference to 8-K filed August 30, 2004 with event date of August 27, 2004)

21		Subsidiaries of the Registrant (filed with the Commission as Exhibit 21 to the 2000 Form 10-K)

23.1		Consent of RubinBrown LLP (filed herewith)
24		Form of Power of Attorney — (filed herewith)

30.1		Certification of Chief Executive Officer (filed herewith)

Exhibit No.	Description

30.2	Certification of Chief Financial Officer (filed herewith)
31.1	Sarbanes-Oxley Certification of Chief Executive Officer (provided herewith)*
31.2	Sarbanes-Oxley Certification of Chief Financial Officer (provided herewith)*

*	Notwithstanding any incorporation of this Annual Report on Form 10-K in any other filing by the Registrant, Exhibits designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.