Form 10-Q
period 2006-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2006-11-09
CIK 874710

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2006

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

                                 Yes [ ] No [X]

     The number of shares of common stock outstanding at November 1, 2006 is 7,874,577 shares.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                         -------
Part I - Financial Information

     Item 1. Financial Statements
             Consolidated Statement of Operations - three months ended
             September 30, 2006 and 2005 (Unaudited)                        3

             Consolidated Balance Sheet - September 30, 2006
             (Unaudited) and June 30, 2006                                4 - 5

             Consolidated Statement of Cash Flows - Three months ended
             September 30, 2006 and 2005 (Unaudited)                        6

             Notes to Consolidated Financial Statements                   7 - 10

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         11 - 14

     Item 3. Quantitative and Qualitative Disclosure about Market Risk      14

     Item 4. Controls and Procedures                                        14

Part II - Other Information

     Item 6. Exhibits                                                       15

             Signature                                                      16

SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     Statements contained in this Report, which are not historical facts or information, are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, and specific matters which relate directly to the Company's operations and properties as discussed in the Company's annual report on Form 10-K for the year ended June 30, 2006. The Company cautions that any forward-looking statements contained in this report reflects only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                    Three months ended
                                                      September 30,
                                                -------------------------
                                                    2006          2005
                                                -----------   -----------
Net sales                                       $14,477,442   $14,986,280
Cost of sales                                    10,957,890    11,011,763
                                                -----------   -----------
Gross profit                                      3,519,552     3,974,517
Selling, general and administrative expenses      3,190,997     3,169,959
                                                -----------   -----------
Income from operations                              328,555       804,558
Interest income                                     (28,169)       (7,957)
Other expense, net                                    9,302        11,069
                                                -----------   -----------
                                                    (18,867)        3,112
                                                -----------   -----------
Income before provision for income taxes            347,422       801,446
Provision for income taxes                          145,788       335,605
                                                -----------   -----------
Net income                                      $   201,634   $   465,841
                                                ===========   ===========
Basic and diluted earnings per share            $      0.03   $      0.06
                                                ===========   ===========
Weighted average shares outstanding - basic       7,859,903     7,829,577
                                                -----------   -----------
Weighted average shares outstanding - diluted     8,065,153     8,061,758
                                                -----------   -----------

          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                         (Unaudited)
                                                        September 30,     June 30,
                                                             2006           2006
                                                        -------------   -----------
Current assets:
   Cash and cash equivalents                             $ 2,418,227    $ 2,696,324
   Accounts receivable, net of allowances of $430,000      7,586,497      7,429,355
   Inventories, net                                       11,944,922     11,491,305
   Other current assets                                      660,555        224,853
                                                         -----------    -----------
      Total current assets                                22,610,201     21,841,837
                                                         -----------    -----------
   Property, plant and equipment, net                     11,063,163     11,252,934
   Goodwill                                               15,979,830     15,979,830
   Other assets, net                                         254,534        255,845
                                                         -----------    -----------
      Total assets                                       $49,907,728    $49,330,446
                                                         ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

                                   (CONTINUED)

                        ALLIED HEALTHCARE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    (Unaudited)
                                                                   September 30,     June 30,
                                                                        2006           2006
                                                                   -------------   ------------
Current liabilities:
   Accounts payable                                                $  3,670,235    $  3,208,699
   Deferred income taxes                                                687,056         689,942
   Deferred revenue                                                     465,000         465,000
   Other accrued liabilities                                          2,778,569       2,834,495
                                                                   ------------    ------------
      Total current liabilities                                       7,600,860       7,198,136
                                                                   ------------    ------------
Deferred revenue                                                      1,356,250       1,472,500
                                                                   ------------    ------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock; $0.01 par value; 1,500,000 shares
      authorized; no shares issued and outstanding                           --              --
   Series A preferred stock; $0.01 par value; 200,000 shares
      authorized; no shares issued and outstanding                           --              --
   Common stock; $0.01 par value; 30,000,000 shares
      authorized; 10,178,069 shares issued at September 30, 2006 and 10,155,569 shares issued at June 30, 2006: 7,874,577
      shares outstanding at September 30, 2006 and 7,852,077
      shares outstanding June 30, 2006, respectively                    101,781         101,556
   Additional paid-in capital                                        47,347,131      47,258,182
   Retained earnings                                                 14,233,134      14,031,500
   Less treasury stock, at cost; 2,303,492 shares at
      September 30, 2006 and June 30, 2006, respectively            (20,731,428)    (20,731,428)
                                                                   ------------    ------------
      Total stockholders' equity                                     40,950,618      40,659,810
                                                                   ------------    ------------
      Total liabilities and stockholders' equity                   $ 49,907,728    $ 49,330,446
                                                                   ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                            Three months ended
                                                              September 30,
                                                         -----------------------
                                                            2006         2005
                                                         ----------   ----------
Cash flows from operating activities:
   Net income                                            $  201,634   $  465,841
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                         300,420      288,462
      Stock based compensation                               14,364       18,552
      Provision for doubtful accounts and sales
      returns and allowances                                 (8,462)      62,728
      Deferred tax benefit                                   (2,886)      (7,607)
Changes in operating assets and liabilities:
      Short-term investments                                     --     (651,277)
      Accounts receivable                                  (148,680)    (864,243)
      Inventories                                          (453,617)    (119,820)
      Other current assets                                 (435,702)    (392,422)
      Accounts payable                                      461,536    1,249,250
      Deferred revenue                                     (116,250)    (116,250)
      Other accrued liabilities                             (55,926)     309,555
                                                         ----------   ----------
Net cash provided by (used in) operating activities        (243,569)     242,769
                                                         ----------   ----------
Cash flows from investing activities:
   Capital expenditures                                    (109,338)    (198,968)
                                                         ----------   ----------
Net cash  used in investing activities                     (109,338)    (198,968)
                                                         ----------   ----------
Cash flows from financing activities:
   Stock options exercised                                   54,450           --
   Excess tax benefit from exercise of stock options         20,360           --
                                                         ----------   ----------
Net cash provided by financing activities                    74,810           --
                                                         ----------   ----------
Net increase (decrease) in cash and cash equivalents       (278,097)      43,801
Cash and cash equivalents at beginning of period          2,696,324      317,775
                                                         ----------   ----------
Cash and cash equivalents at end of period               $2,418,227   $  361,576
                                                         ==========   ==========

          See accompanying Notes to Consolidated Financial Statements.

                        ALLIED HEALTHCARE PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Unaudited Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K for the year ended June 30, 2006.

2.   Significant Accounting Policies

     Stock Options

     A summary of option activity under the plans for the three months ended September 30, 2006 is as follows:

                                                                  Weighted
                                                                   Average
                                                  Weighted        Remaining     Aggregate
                                                   Average       Contractual    Intrinsic
                                      Shares   Exercise Price   Term (years)      Value
                                     -------   --------------   ------------   ----------
Balance, June 30, 2006               741,750        $2.66
   Options Granted                    30,000         5.18
   Options Exercised                 (22,500)        2.42
   Options Forfeited                  (7,500)        2.42
   Options Expired                    (7,000)        6.75
                                     -------        -----
Balance, September 30, 2006          734,750        $2.73            3.7       $1,919,605
   Exercisable, September 30, 2006   663,500        $2.47            3.1       $1,913,980

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

     The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted during the three months ended September 30, 2006 and 2005, the weighted average assumptions utilized in the Black-Scholes option-pricing model are as follows:

                                 Three Months          Three Months
                              Ended September 30,   Ended September 30,
                                     2006                  2005
                              -------------------   -------------------
Weighted avarage fair value          $2.50                $3.20
Volatility                            41%                   51%
Expected life (in years)           6.25 years             10 years
Risk-free interest rate               4.8%                  4.2%
Dividend yield                         0%                    0%

     Share-based compensation expense included in the statement of operations for the three months ended September 30, 2006 and 2005 was approximately $14,000 and $19,000 respectively. As of September 30, 2006, the total unrecognized shared-based compensation cost related to unvested stock options amounts to approximately $183,000. The cost is expected to be recognized over the next four years.

     For the three months ended September 30, 2006, 22,500 stock options were exercised with an intrinsic value of $58,050. Cash received from stock options exercised was $54,450 with a tax benefit of $20,360. No stock options were exercised for the three months ended September 30, 2005.

3.   Inventories

Inventories are comprised as follows:

                                            September 30, 2006   June 30, 2006
                                            ------------------   -------------
Work-in progress                               $ 1,081,959        $   715,643
Raw materials and component parts                8,683,743          8,820,622
Finished goods                                   3,326,078          3,123,435
Reserve for obsolete and excess inventory       (1,146,858)        (1,168,395)
                                               -----------        -----------
                                               $11,944,922        $11,491,305
                                               ===========        ===========

4.   Earnings per share

     Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of basic shares outstanding for the three months ended September 30, 2006 and 2005 was 7,859,903 and 7,829,577 respectively. The number of diluted shares outstanding for the three months ended September 30, 2006 and 2005 was 8,065,153 and 8,061,758 respectively.

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

6.   Financing

     On September 1, 2005, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with the amendment to the Company's credit facility, the Bank extended the maturity on the Company's revolving credit facility from April 24, 2007 to September 1, 2008. Based on the Company's current level of debt, and performance, debt would bear interest at the Bank's prime rate. The prime rate was 8.25% on September 30, 2006. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company's funded debt to EBITDA exceeds 2.5. The amended credit facility also provides the Company with a rate of LIBOR plus 1.75%, at the Company's option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company's fixed charge coverage ratio. The 90-day LIBOR rate was 5.37% at September 30, 2006.

     At September 30, 2006 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

     The Company was in compliance with all of the financial covenants associated with its credit facility at September 30, 2006.

7.   Stock Repurchase Arrangement

     On August 25, 2005, the Board of Directors authorized repurchases of shares of the Company's common stock pursuant to open market transactions in accordance with Rule 10b-18 under the Securities Exchange Act or in privately negotiated block transactions. The authorization permits repurchases from time to time until June 30, 2007 at the discretion of the Chairman of the Board or the President and Chief Executive Officer. The authorization permits up to $1.0 million to be applied to such repurchases. No specific number of shares are sought in connection with the authorization. The Company received the consent of the Bank for this authorized repurchase. As of September 30, 2006 no shares have been repurchased under this arrangement.

8.   Baralyme(R) Agreement

     A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories ("Abbott"), with the amounts received under the agreement, and amounts recognized as net sales is as follows:

                            Three Months ended
                              September 30,
                         -----------------------
                            2006         2005
                         ----------   ----------
Beginning balance        $1,937,500   $1,472,500
Payment Received from
   Abbott Laboratories           --           --
Revenue recognized
   as net sales            (116,250)    (116,250)
                         ----------   ----------
                          1,821,250    1,356,250
                         ----------   ----------
Less - Current portion
   of deferred revenue     (465,000)    (465,000)
                         ----------   ----------
                         $1,356,250   $  891,250
                         ==========   ==========

     In addition to the provisions of the agreement relating to the withdrawal of the Baralyme(R) product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of September 30, 2006; $363,000 has been received, and $57,000 is receivable, as a result of product development activities. For the three months ended September 30, 2006; $149,512 has been included in Net Sales and $149,512 has been included in Cost of Sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005.

     Allied had net sales of $14.5 million for the three months ended September 30, 2006, down $0.5 million, or 3.3%, from net sales of $15.0 million in the prior year same quarter. The overall sales decrease is primarily due to production delays as a result of component shortages for products with higher than normal demand and the timing of customer purchase order releases. These delays reduced shipments by approximately $0.4 million for the quarter. Customer purchase order releases were $0.7 million lower than in fiscal 2006 further contributing to the decrease in sales for the quarter. Purchase order release times depend on the scheduling practices of individual customers.

     Sales for the three months ended September 30, 2006 include $116,250 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme(R). Sales for the three months ended September 30, 2006 also include $149,512 as a result of product development activities to pursue development of a new carbon dioxide absorption product. The agreement with Abbott provides for Abbott to pay Allied up to $2,150,000 in product development cost to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.

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

     Domestic sales were down 3.5% from the prior year, while international business, which represented 15.4% of first quarter sales, was down 2.7%. Orders for the Company's products for the three months ended September 30, 2006 of $13.8 million were $0.2 million or 1.4% lower than orders for the prior year same quarter of $14.0 million. Domestic orders are up 2.4% over the prior year period while international orders have declined by 17.4%. The Company believes that the slight decrease in orders, primarily for international construction products, is a result of order timing, and is not reflective of a loss of market share. International orders and shipments are dependent on hospital construction projects and the expansion of medical care in those regions.

     Gross profit for the three months ended September 30, 2006 was $3.5 million, or 24.1% of net sales, compared to $4.0 million, or 26.7% of net sales, for the three months ended September 30, 2005. The reduction in gross margins from the prior year period is primarily due to an increase in material cost which occurred during fiscal 2006 and continues to negatively impact gross margins. Material cost during the first quarter was 8.3% higher than in the first quarter of the prior year. The majority of this increase occurred during the fiscal year ended June 30, 2006. Cost of sales for the three months ended September 30, 2006 also included $149,512 as a result of product development of a new carbon dioxide absorption product.

     Selling, general and administrative expenses for the three months ended September 30, 2006 and 2005 were $3.2 million. Salaries and benefits increased by $29,000 from the prior year as a result of scheduled increases. There have not been changes to staffing levels from the prior year. Also, relocation and recruiting expenses increased by approximately $0.1 million over the same quarter of the prior year due to the employment searches resulting from employee turnover. These increases were offset by decreases in other spending including $49,000 in legal fees, $40,000 in insurance cost, and $41,000 in bad debt expense.

     Income from operations was $0.3 million for the three months ended September 30, 2006 compared to $0.8 million for the three months ended September 30, 2005. Interest income was $28,169 for the three months ended September 30, 2006 compared to interest income of $7,957 for the three months ended September 30, 2005. Allied had income before provision for income taxes in the first quarter of fiscal 2007 of $0.3 million, compared to income before provision for income taxes in the first quarter of fiscal 2006 of $0.8 million. The Company recorded a tax provision of $0.1 million for the three-month period ended September 30, 2006, versus a tax provision of $0.3 million for the three-month period ended September 30, 2005.

     In fiscal 2007, the net income for the first quarter was $0.2 million or $0.03 per basic and diluted share compared to net income of $0.5 million or $0.06 per basic and diluted share for the first quarter of fiscal 2006. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the first quarters of fiscal 2007 and 2006 were 7,859,903 and 7,829,577 shares respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the first quarters of fiscal 2007 and fiscal 2006 were 8,065,153 and 8,061,758 shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

     The Company's working capital was $15.0 million at September 30, 2006 compared to $14.6 million at June 30, 2006. Inventory increased by $0.5 million as a result of an effort by the Company to increase inventory levels of key items to improve customer service levels. Other current assets increased $0.4 million as a result of an increase in prepaid insurance. Accounts receivable increased to $7.6 million at September 30, 2006, up $0.2 million from $7.4 million at June 30, 2006. Accounts receivable as measured in days sales outstanding ("DSO") remained unchanged at 46 DSO. Accrued liabilities decreased $0.1 million. At September 30, 2006, these increases in working capital were offset by an increase in accounts payable of $0.5 million and a decrease in cash and cash equivalents of $0.3 million.

     On August 25, 2005, the Board of Directors authorized repurchases of shares of the Company's common stock pursuant to open market transactions in accordance with Rule 10b-18 under the Securities Exchange Act or in privately negotiated block transactions. The authorization permits repurchases from time to time until June 30, 2007 at the discretion of the Chairman of the Board or the President and Chief Executive Officer. The authorization permits up to $1.0 million to be applied to such repurchases. No specific number of shares are sought in connection with the authorization. The Company received the consent of the Bank for this authorized repurchase. As of September 30, 2006 no shares have been repurchased under this arrangement.

     On September 1, 2005, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with the amendment to the Company's credit facility, the Bank extended the maturity on the Company's revolving credit facility from April 24, 2007 to September 1, 2008. Based on the Company's current level of debt, and performance, debt would bear interest at the Bank's prime rate. The prime rate was 8.25% on September 30, 2006. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company's funded debt to EBITDA exceeds 2.5. The amended credit facility also provides the Company with a rate of LIBOR plus 1.75%, at the Company's option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company's fixed charge coverage ratio. The 90-day LIBOR rate was 5.37% at September 30, 2006.

     At September 30, 2006 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

     The Company was in compliance with all of the financial covenants associated with its credit facility at September 30, 2006.

     In the event that economic conditions were to severely worsen for a protracted period of time, we believe that our borrowing capacity under our credit facilities will provide sufficient financial flexibility. The Company would have options available to ensure liquidity in addition to increased borrowing. Capital expenditures, which are budgeted at $0.8 million for the fiscal year ended June 30, 2007, could be postponed. At September 30, 2006, the Company had no bank debt. Based on the Company's current level of debt, and performance, debt would bear interest at the Bank's prime rate. The Company's agreement with the Bank does include provisions for higher interest rates at higher debt levels and different levels of Company performance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     At September 30, 2006, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the commercial bank's "floating reference rate" or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

     The Company had no holdings of derivative financial or commodity instruments at September 30, 2006. Allied Healthcare Products has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     (a) As of September 30, 2006, the Company, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company's disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that such disclosure controls and procedures were effective as of September 30, 2006.

     (b) There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)  Exhibits:

     31.1 Certification of Chief Executive Officer (filed herewith)

     31.2 Certification of Chief Financial Officer (filed herewith)

     32.1 Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

     32.2 Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

     99.1 Press Release dated November 9, 2006 announcing second quarter earnings*

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

                                        Date: November 7, 2006