Form 10-Q
period 2006-12-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2007-02-08
CIK 874710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Action of 1934
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).
Yes ☐ No ☑
     The number of shares of common stock outstanding at February 2, 2007 is 7,883,577 shares.

SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Statements contained in this Report, which are not historical facts or information, are “forward-looking statements.” Words such as “believe,” “expect,” “intend,” “will,” “should,” and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, and specific matters which relate directly to the Company’s operations and properties as discussed in the Company’s annual report on Form 10-K for the year ended June 30, 2006. The Company cautions that any forward-looking statements contained in this report reflects only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005

Net sales	$14,273,950	$13,339,789	$28,751,392	$28,326,070
Cost of sales	10,757,222	9,766,848	21,715,111	20,778,612

Gross profit	3,516,728	3,572,941	7,036,281	7,547,458

Selling, general and administrative expenses	3,091,418	3,032,153	6,282,415	6,202,112

Income from operations	425,310	540,788	753,866	1,345,346

Interest income	(28,059)	(18,718)	(56,228)	(26,675)
Other, net	(53,182)	8,924	(43,878)	19,993

	(81,241)	(9,794)	(100,106)	(6,682)

Income before provision for income taxes	506,551	550,582	853,972	1,352,028

Provision for income taxes	213,395	233,328	359,183	568,933

Net income	$293,156	$317,254	$494,789	$783,095

Basic and diluted earnings per share	$0.04	$0.04	$0.06	$0.10

Weighted average shares outstanding — basic	7,877,120	7,832,186	7,868,512	7,830,881

Weighted average shares outstanding — diluted	8,059,573	8,050,069	8,064,650	8,041,758
See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
ASSETS

	(Unaudited)
	December 31,	June 30,
	2006	2006

Current assets:
Cash and cash equivalents	$2,842,638	$2,696,324
Accounts receivable, net of allowances of $400,000 and $430,000, respectively	7,357,596	7,429,355
Inventories, net	12,187,592	11,491,305
Other current assets	498,154	224,853

Total current assets	22,885,980	21,841,837

Property, plant and equipment, net	10,902,795	11,252,934
Goodwill	15,979,830	15,979,830
Other assets, net	253,222	255,845

Total assets	$50,021,827	$49,330,446

See accompanying Notes to Consolidated Financial Statements.
(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
(CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	December 31,	June 30,
	2006	2006

Current liabilities:
Accounts payable	$3,666,116	$3,208,699
Deferred income taxes	677,188	689,942
Deferred revenue	465,000	465,000
Other accrued liabilities	2,670,374	2,834,495

Total current liabilities	7,478,678	7,198,136

Deferred revenue	1,240,000	1,472,500

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,187,069 shares issued at December 31, 2006 and 10,155,569 shares issued at June 30, 2006: 7,883,577 shares outstanding at December 31, 2006 and 7,852,077 shares outstanding June 30, 2006, respectively	101,871	101,556
Additional paid-in capital	47,406,417	47,258,182
Retained earnings	14,526,289	14,031,500
Less treasury stock, at cost; 2,303,492 shares at December 31, 2006 and June 30, 2006, respectively	(20,731,428)	(20,731,428)

Total stockholders’ equity	41,303,149	40,659,810

Total liabilities and stockholders’ equity	$50,021,827	$49,330,446

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six months ended
	December 31,
	2006	2005

Cash flows from operating activities:
Net income	$494,789	$783,095
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	605,260	576,924
Stock based compensation	39,036	35,341
Provision for (benefit from) doubtful accounts	(36,231)	102,728
Deferred income taxes	(12,754)	(14,322)

Changes in operating assets and liabilities:
Short-term investments	—	(1,250,000)
Accounts receivable	107,990	356,550
Inventories	(696,287)	(562,434)
Other current assets	(273,301)	(247,944)
Accounts payable	457,417	1,123,727
Deferred revenue	(232,500)	(232,500)
Other accrued liabilities	(164,121)	182,222

Net cash provided by operating activities	289,298	853,387

Cash flows from investing activities:
Capital expenditures	(252,498)	(514,836)

Net cash used in investing activities	(252,498)	(514,836)

Cash flows from financing activities:
Stock options exercised	81,090	42,750
Excess tax benefit from exercise of stock options	28,424	18,000

Net cash provided by financing activities	109,514	60,750

Net increase in cash and equivalents	146,314	399,301
Cash and cash equivalents at beginning of period	2,696,324	317,775

Cash and cash equivalents at end of period	$2,842,638	$717,076

     See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	Unaudited Consolidated Financial Statements
     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company’s Form 10-K for the year ended June 30, 2006.
     Recent Accounting Pronouncements
     In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” , which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosures, and transition. FIN No. 48 is effective for us beginning July 1, 2007. We are currently assessing the potential impact that adoption of FIN No. 48 will have on our financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning July 1, 2008. We are currently assessing the potential impact that adoption of SFAS No. 157 will have on our financial statements.

2.	Inventories
Inventories are comprised as follows:

	December 31, 2006	June 30, 2006

Work-in progress	$837,685	$715,643
Raw materials and component parts	8,961,787	8,820,622
Finished goods	3,458,092	3,123,435
Reserve for obsolete and excess inventory	(1,069,972)	(1,168,395)

	$12,187,592	$11,491,305

3.	Earnings per share
     Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of basic shares outstanding for the three months ended December 31, 2006 and 2005 was 7,877,120 and 7,832,186 respectively. The number of diluted shares outstanding for the three months ended December 31, 2006 and 2005 was 8,059,573 and 8,050,069 respectively. The number of basic shares outstanding for the six months ended December 31, 2006 and 2005 was 7,868,512 and 7,830,881 respectively. The number of diluted shares outstanding for the six months ended December 31, 2006 and 2005 was 8,064,650 and 8,041,758 respectively.
4.	Commitments and Contingencies
     The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. The Company has recognized the costs and associated liabilities only for those investigations, claims and legal proceedings for which, in its view, it is probable that liabilities have been incurred and the related amounts are estimable. Based upon information currently available, management believes that existing accrued liabilities are sufficient and that it is not reasonably possible at this time to believe that any additional liabilities will result from the resolution of these matters that would have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

5.	Financing
     On September 1, 2005, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with the amendment to the Company’s credit facility, the Bank extended the maturity on the Company’s revolving credit facility from April 24, 2007 to September 1, 2008. Based on the Company’s current level of debt, and performance, debt would bear interest at the Bank’s prime rate. The prime rate was 8.25% on December 31, 2006. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company’s funded debt to EBITDA exceeds 2.5. The amended credit facility also provides the Company with a rate of LIBOR plus 1.75%, at the Company’s option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company’s fixed charge coverage ratio. The 90-day LIBOR rate was 5.36% at December 31, 2006.
     At December 31, 2006 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.
     The Company was in compliance with all of the financial covenants associated with its credit facility at December 31, 2006.
6.	Stock Repurchase Arrangement
     On August 25, 2005, the Board of Directors authorized repurchases of shares of the Company’s common stock pursuant to open market transactions in accordance with Rule 10b-18 under the Securities Exchange Act or in privately negotiated block transactions. The authorization permits repurchases from time to time until June 30, 2007 at the discretion of the Chairman of the Board or the President and Chief Executive Officer. The authorization permits up to $1.0 million to be applied to such repurchases. No specific number of shares are sought in connection with the authorization. The Company received the consent of the Bank for this authorized repurchase. As of December 31, 2006 no shares have been repurchased under this arrangement.
7.	Baralyme® Agreement
     A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories (“Abbott”), with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Three Months ended		Six Months ended
	December 31,		December 31,
	2006	2005	2006	2005

Beginning balance	$1,821,250	$1,356,250	$1,937,500	$1,472,500

Payment Received from Abbott Laboratories	—	—	—	—

Revenue recognized as net sales	(116,250)	(116,250)	(232,500)	(232,500)

	1,705,000	1,240,000	1,705,000	1,240,000

Less — Current portion of deferred revenue	(465,000)	(465,000)	(465,000)	(465,000)

	$1,240,000	$775,000	$1,240,000	$775,000

     In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of December 31, 2006; $420,000 has been received, and $190,000 is receivable, as a result of product development activities. For the three and six months ended December 31, 2006; $190,000 and $340,000, have been included in Net Sales, respectively. For the three and six months ended December 31, 2006; $190,000 and $340,000 have been included in Cost of Sales, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Three Months ended December 31, 2006 compared to three months ended December 31, 2005.
     Allied had net sales of $14.3 million for the three months ended December 31, 2006, up $1.0 million, or 7.5%, from net sales of $13.3 million in the prior year same quarter, as a result of higher customer purchase order releases. Customer purchase order releases were $1.0 million higher than in fiscal 2006. Purchase order release times depend on the scheduling practices of individual customers. In addition, production delays as a result of the component shortages which adversely impacted shipments in the first quarter were rectified.
     Sales for the three months ended December 31, 2006 include $116,250 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Sales for the three months ended December 31, 2006 also include $190,000 as a result of product development activities to pursue development of a new carbon dioxide absorption product. The agreement with Abbott provides for Abbott to pay Allied up to $2,150,000 in product development cost to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.
     The Company ceased the sale of Baralyme® on August 27th, 2004. Sales for the three months ended December 31, 2005 include $116,250 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Sales for the three months ended December 31, 2005 also include $110,000 as a result of product development activities to pursue development of a new carbon dioxide absorption product. Income from the agreement will continue to be recognized over eight years, the term of the agreement, at $38,750 per month. Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®.
     Domestic sales were up 12.2% from the prior year same quarter, while international business, which represented 19.4% of second quarter sales, was down 10.2%. Orders for the Company’s products for the three months ended December 31, 2006 of $13.3 million were $0.3 million or 2.3% lower than orders for the prior year same quarter of $13.6 million. Domestic orders are down 2.8% over the prior year same quarter while international orders remained unchanged.
     Gross profit for the three months ended December 31, 2006 was $3.5 million, or 24.6% of net sales, compared to $3.6 million, or 26.8% of net sales, for the three months ended December 31, 2005. The reduction in gross margins from the prior year period is the result of increases in material cost which began to occur during fiscal 2006 and continue to negatively impact gross margins during fiscal 2007. Material cost during the second quarter was 10.4% higher than in the second quarter of the prior year. This increase in material cost over the prior year negatively impacted gross profit by approximately $0.6 million during the three months ended December 31, 2006. Cost of sales for the three months ended December 31, 2006 also included $190,000 as a result of product development of a new carbon dioxide absorption product.
     Selling, general and administrative expenses for the three months ended December 31, 2006 were $3.1 million, a net increase of $0.1 million, or 3.3%, from $3.0 million for the three months ended December 31, 2005. Research and development expense increased by approximately $40,000 over the same quarter of the prior year, this increase is due to activities from the development of a new product line. Salaries and benefits increased by $20,000 from the prior year as a result of scheduled increases. There have not been changes to staffing levels from the prior year.
     Income from operations was $0.4 million for the three months ended December 31, 2006 compared to $0.5 million for the three months ended December 31, 2005. Interest income was $28,059 for the three months ended December 31, 2006 compared to interest income of $18,718 for the three months ended December 31, 2005. Allied had income before provision for income taxes in the second quarter of fiscal 2007 of $0.5 million, compared to income before provision for income taxes in the second quarter of fiscal 2006 of $0.6 million. The Company recorded a tax provision of $0.2 million for the three-months ended December 31, 2006 and 2005.
     Net income for the second quarters of fiscal 2007 and 2006 were $0.3 million or $0.04 per basic and diluted share. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the second quarters of fiscal 2007 and 2006 were 7,877,120 and 7,832,186 shares respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the second quarters of fiscal 2007 and fiscal 2006 were 8,059,573 and 8,050,069 shares, respectively.
Six Months ended December 31, 2006 compared to six months ended December 31, 2005.
     Allied had net sales of $28.8 million for the six months ended December 31, 2006, up $0.5 million, or 1.8%, from net sales of $28.3 million in the prior year same period. The overall sales increase is primarily due to the timing of customer purchase order releases and Company shipping performance. While orders were down slightly, customer purchase order releases were $0.4 million higher than in fiscal 2006. Purchase order release times depend on the scheduling practices of individual customers.
     Sales for the six months ended December 31, 2006 include $232,500 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Sales for the six months ended December 31, 2006 also include $340,000 as a result of product development activities to pursue development of a new carbon dioxide absorption product. The agreement with Abbott provides for Abbott to pay Allied up to $2,150,000 in product development cost to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.
     The Company ceased the sale of Baralyme® on August 27th, 2004. Sales for the six months ended December 31, 2005 include $232,500 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Sales for the six months ended December 31, 2005 also include $184,000 as a result of product development activities to pursue development of a new carbon dioxide absorption product. Income from the agreement will continue to be recognized over eight years, the term of the agreement, at $38,750 per month. Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®.
     Domestic sales were up 3.5% from the first six months of the prior year, while international business, which represented 17.4% of the first six months of sales, was down 7.0%. Orders for the Company’s products for the six months ended December 31, 2006 of $27.1 million were $0.5 million or 1.8% lower than orders for the prior year same period of $27.6 million. International orders are down 8.7% over the prior year same period while domestic orders remained unchanged. The Company believes that the decrease in international orders, primarily for international construction projects, is a result of order timing, and is not reflective of a loss of market share. Purchase order releases were $0.4 million higher than in the first six months of the prior year. Purchase order release lead times depend on the scheduling practices of the individual customers. With improved shipping performance and purchase order release lead times, total sales increased 1.5% over prior year levels during the first six months.
     Gross profit for the six months ended December 31, 2006 was $7.0 million, or 24.5% of net sales, compared to $7.5 million, or 26.6% of net sales, for the six months ended December 31, 2005. The reduction in gross margins from the prior year period is the result of increases in material cost which began to occur during fiscal 2006 and continue to negatively impact gross margins during fiscal 2007. This increase in material cost over the prior year negatively impacted gross profit by approximately $1.0 million during the six months ended December 31, 2006. Cost of sales for the six months ended December 31, 2006 also included $340,000 as a result of product development of a new carbon dioxide absorption product.
     Selling, general and administrative expenses for the six months ended December 31, 2006 were $6.3 million, a net increase of $0.1 million, or 1.6%, from $6.2 million for the six months ended December 31, 2005. This includes a $0.1 million increase in research and development expense due to activities from the development of a new product line. Salaries and benefits increased by $50,000 from the prior year as a result of scheduled increases. There have not been changes in staffing levels over the prior year. The increase in selling, general and administrative expense also includes an increase of approximately $40,000 in relocation expense. These increases have been partially offset by a $0.1 million decrease in legal fees compared to the same period of the prior year.
     Income from operations was $0.8 million for the six months ended December 31, 2006 compared to $1.3 million for the six months ended December 31, 2005. Interest income was $56,228 for the six months ended December 31, 2006 compared to interest income of $26,675 for the six months ended December 31, 2005. Allied had income before provision for income taxes for the first six months of fiscal 2007 of $0.9 million, compared to income before provision for income taxes for the first six months of fiscal 2006 of $1.4 million. The Company recorded a tax provision of $0.4 million for the six-

month period ended December 31, 2006, versus a tax provision of $0.6 million for the six-month period ended December 31, 2005.
     In fiscal 2007, the net income for the first six months was $0.5 million or $0.06 per basic and diluted share compared to net income of $0.8 million or $0.10 per basic and diluted share for the first six months of fiscal 2006. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the first six months of fiscal 2007 and 2006 were 7,868,512 and 7,830,881 shares, respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the first six months of fiscal 2007 and fiscal 2006 were 8,064,650 and 8,041,758 shares, respectively.
LIQUIDITY AND CAPITAL RESOURCES
     The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.
     The Company’s working capital was $15.4 million at December 31, 2006 compared to $14.6 million at June 30, 2006. Inventory increased by $0.7 million as a result of an effort by the Company to increase inventory levels of key items to improve customer service levels. Other current assets increased $0.3 million as a result of an increase in prepaid insurance; cash and cash equivalents increased $0.1 million, and accrued liabilities decreased $0.2 million. At December 31, 2006, these increases in working capital were offset by an increase in accounts payable of $0.5 million. Accounts receivable of $7.4 million remained unchanged at December 31, 2006. Accounts receivable as measured in days sales outstanding (“DSO”) decreased to 44 DSO at December 31, 2006 from 46 DSO at June 30, 2006.
     On August 25, 2005, the Board of Directors authorized repurchases of shares of the Company’s common stock pursuant to open market transactions in accordance with Rule 10b-18 under the Securities Exchange Act or in privately negotiated block transactions. The authorization permits repurchases from time to time until June 30, 2007 at the discretion of the Chairman of the Board or the President and Chief Executive Officer. The authorization permits up to $1.0 million to be applied to such repurchases. No specific numbers of shares are sought in connection with the authorization. The Company received the consent of the Bank for this authorized repurchase. As of December 31, 2006 no shares have been repurchased under this arrangement.
     On September 1, 2005, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with the amendment to the Company’s credit facility, the Bank extended the maturity on the Company’s revolving credit facility from April 24, 2007 to September 1, 2008. Based on the Company’s current level of debt, and performance, debt would bear interest at the Bank’s prime rate. The prime rate was 8.25% on December 31, 2006. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company’s funded debt to EBITDA exceeds 2.5. The amended credit facility also provides the Company with a rate of LIBOR plus 1.75%, at the Company’s option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company’s fixed charge coverage ratio. The 90-day LIBOR rate was 5.36% at December 31, 2006.
     At December 31, 2006 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.
     The Company was in compliance with all of the financial covenants associated with its credit facility at December 31, 2006.
     In the event that economic conditions were to severely worsen for a protracted period of time, we believe that our borrowing capacity under our credit facilities will provide sufficient financial flexibility. The Company would have options available to ensure liquidity in addition to increased borrowing. Capital expenditures, which are budgeted at $0.8 million for the fiscal year ended June 30, 2007, could be postponed. At December 31, 2006, the Company had no bank debt. Based on the Company’s current level of debt, and performance, debt would bear interest at the Bank’s prime rate. The Company’s agreement with the Bank does include provisions for higher interest rates at higher debt levels and different levels of Company performance.
     During the first half of fiscal 2007 increases in raw material cost, particularly copper, have continued to negatively impact Company earnings. Copper is a major component of brass, which is used in many Allied products. These increases have resulted in second quarter material cost being approximately 10.5% higher than in the second quarter of the prior year.
Litigation and Contingencies
     The Company becomes, from time to time, a party to personal injury litigation arising out of incidents involving the use of its products. The Company believes that any potential judgments resulting from these claims over its self-insured retention will be covered by the Company’s product liability insurance.
Recent Accounting Pronouncements
     In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” , which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosures, and transition. FIN No. 48 is effective for us beginning July 1, 2007. We are currently assessing the potential impact that adoption of FIN No. 48 will have on our financial statements.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning July 1, 2008. We are currently assessing the potential impact that adoption of SFAS No. 157 will have on our financial statements.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     At December 31, 2006, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the commercial bank’s “floating reference rate” or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.
     The Company had no holdings of derivative financial or commodity instruments at December 31, 2006. Allied Healthcare Products has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     (a) As of December 31, 2006, the Company, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures were effective as of December 31, 2006.
     (b) There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
     The Company’s Annual Meeting of Shareholders was held on November 16, 2006. At the meeting shareholders, in person or by proxy, cast ballots in the election of directors and on a proposal to approve the Company’s Incentive Stock Plan for Non-Employee Directors.

     As announced on October 27, 2006 and reported in the company’s Interim Report on Form 8-K as of that date, (i) Joseph E. Root was elected to the Company’s Board to fill a newly created vacancy; (ii) James B. Hickey informed the Company that he would not stand for re-election as a director at the 2006 Annual Meeting; and (iii) the Company announced that proxies received in the solicitation by the Board of Directors for the Annual Meeting votes received or withheld from Mr. Hickey would be cast for (or not cast, as the case might be) Mr. Root. The results of the balloting for directors was as follows:

	For	Withheld

Judy Graves	7,085,418.9	29,990.75
Wm. Peck, MD	7,107,218.9	8,190.75
E. Refsland	7,105,851.11	9,558.64
J. Root	7,083,014.9	32,394.75
J. Weil	7,083,418.9	31,990.75
     Information concerning Mr. Root is set forth in the Form 8-K Interim Report of October 27, 2006.
     In other balloting, the proposal to approve the Incentive Stock Plan for Non-Employee Directors was approved with the following vote:

For: 6,136,757.2	Against: 47,375.4	Abstain: 6,807.98
Item 6. Exhibits
(a)	Exhibits:

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

32.2	Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

99.1	Press Release dated February 7, 2006 announcing second quarter earnings*

*	Notwithstanding any incorporation of this Quarterly Report on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED HEALTHCARE PRODUCTS, INC.
/s/ Daniel C. Dunn
Daniel C. Dunn
Chief Financial Officer Date: February 7, 2007