Form 10-Q
period 2007-03-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2007-05-02
CIK 874710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Action of 1934

For the transition period from _____________________ to _______________________

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer” and “large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

The number of shares of common stock outstanding at May 2, 2007 is 7,883,577 shares.

INDEX
			Page
Part I -	Financial Information		Number
	Item 1.	Financial Statements
		Consolidated Statement of Operations -	3
		three months and nine months ended March 31,
		2007 and 2006 (Unaudited)

		Consolidated Balance Sheet -	4 - 5
		March 31, 2007 (Unaudited) and
		June 30, 2006

		Consolidated Statement of Cash Flows -	6
		Nine months ended March 31, 2007 and 2006
		(Unaudited)

		Notes to Consolidated Financial Statements	7 - 10

	Item 2.	Management’s Discussion and Analysis of	10 - 16
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosure	16
		about Market Risk

	Item 4.	Controls and Procedures	16

Part II -	Other Information
	Item 6.	Exhibits	17

		Signature	17

SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, and specific matters which relate directly to the Company's operations and properties as discussed in the Company’s annual report on Form 10-K for the year ended June 30, 2006. The Company cautions that any forward-looking statements contained in this report reflects only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006

Net sales	$13,703,784	$14,756,600	$42,455,176	$43,082,670
Cost of sales	10,251,494	11,352,190	31,966,606	32,130,802
Gross profit	3,452,290	3,404,410	10,488,570	10,951,868

Selling, general and
administrative expenses	3,003,928	2,992,446	9,286,343	9,194,558
Income from operations	448,362	411,964	1,202,227	1,757,310

Interest income	(25,844)	(9,311)	(82,071)	(35,986)
Other, net	9,328	8,861	(34,551)	28,854
	(16,516)	(450)	(116,622)	(7,132)

Income before provision
for income taxes	464,878	412,414	1,318,849	1,764,442

Provision for income taxes	187,198	176,257	546,381	745,190
Net income	$277,680	$236,157	$772,468	$1,019,252

Basic earnings per share	$0.04	$0.03	$0.10	$0.13

Diluted earnings per share	$0.03	$0.03	$0.10	$0.13

Weighted average shares	7,883,577	7,849,910	7,873,460	7,837,132
outstanding - basic

Weighted average shares
outstanding - diluted	8,077,696	8,068,817	8,071,832	8,057,166

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
ASSETS

	(Unaudited)
	March 31,	June 30,
	2007	2006

Current assets:
Cash and cash equivalents	$2,714,275	$2,696,324
Accounts receivable, net of allowances of
$415,000 and $430,000, respectively	6,781,064	7,429,355
Inventories, net	12,786,333	11,491,305
Other current assets	369,753	224,853

Total current assets	22,651,425	21,841,837

Property, plant and equipment, net	10,805,016	11,252,934
Goodwill	15,979,830	15,979,830
Other assets, net	251,911	255,845

Total assets	$49,688,182	$49,330,446

See accompanying Notes to Consolidated Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
(CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	March 31,	June 30,
	2007	2006

Current liabilities:
Accounts payable	$3,394,054	$3,208,699
Deferred income taxes	670,705	689,942
Deferred revenue	465,000	465,000
Other accrued liabilities	2,437,638	2,834,495
Total current liabilities	6,967,397	7,198,136

Deferred revenue	1,123,750	1,472,500

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares
authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares
authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares
authorized; 10,187,069 shares issued at March 31, 2007
and 10,155,569 shares issued at June 30, 2006: 7,883,577
shares outstanding at March 31, 2007 and 7,852,077
shares outstanding June 30, 2006, respectively	101,871	101,556
Additional paid-in capital	47,422,624	47,258,182
Retained earnings	14,803,968	14,031,500
Less treasury stock, at cost; 2,303,492 shares at
March 31, 2007 and June 30, 2006, respectively	(20,731,428)	(20,731,428)
Total stockholders' equity	41,597,035	40,659,810
Total liabilities and stockholders' equity	$49,688,182	$49,330,446

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net income	$772,468	$1,019,252
Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation and amortization	922,901	865,386
Stock based compensation	55,243	55,064
Provision for (benefit from) doubtful accounts	(31,882)	95,164
Deferred income taxes	(19,237)	(22,408)

Changes in operating assets and liabilities:
Short-term investments	-	(350,000)
Accounts receivable	680,173	(676,682)
Inventories	(1,295,028)	(946,423)
Other current assets	(144,900)	(163,113)
Accounts payable	185,355	1,255,775
Deferred revenue	(348,750)	(348,750)
Other accrued liabilities	(396,857)	291,361
Net cash provided by operating activities	379,486	1,074,626

Cash flows from investing activities:
Capital expenditures	(471,049)	(843,341)
Net cash used in investing activities	(471,049)	(843,341)

Cash flows from financing activities:
Borrowings under revolving credit agreement	-	346,000
Payments under revolving credit agreement	-	(265,000)
Stock options exercised	81,090	64,125
Excess tax benefit from exercise of stock options	28,424	26,340
Net cash provided by financing activities	109,514	171,465

Net increase in cash and equivalents	17,951	402,750
Cash and cash equivalents at beginning of period	2,696,324	317,775
Cash and cash equivalents at end of period	$2,714,275	$720,525

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosures, and transition. FIN No. 48 is effective for us beginning July 1, 2007. We are currently assessing the potential impact that adoption of FIN No. 48 will have on our financial statements.

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

2.  Inventories

Inventories are comprised as follows:

	March 31, 2007	June 30, 2006

Work-in progress	$1,059,385	$715,643
Raw materials and component parts	8,057,186	8,820,622
Finished goods	4,679,272	3,123,435
Reserve for obsolete and excess
inventory	(1,009,510)	(1,168,395)
	$12,786,333	$11,491,305

3. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of basic shares outstanding for the three months ended March 31, 2007 and 2006 was 7,883,577 and 7,849,910 respectively. The number of diluted shares outstanding for the three months ended March 31, 2007 and 2006 was 8,077,696 and 8,068,817 respectively. The number of basic shares outstanding for the nine months ended March 31, 2007 and 2006 was 7,873,460 and 7,837,132 respectively. The number of diluted shares outstanding for the nine months ended March 31, 2007 and 2006 was 8,071,832 and 8,057,166 respectively.

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

5. Financing

On September 1, 2005, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with the amendment to the Company’s credit facility, the Bank extended the maturity on the Company’s revolving credit facility from April 24, 2007 to September 1, 2008. Based on the Company’s current level of debt, and performance, debt would bear interest at the Bank’s prime rate. The prime rate was 8.25% on March 31, 2007. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company’s funded debt to EBITDA exceeds 2.5. The amended credit facility also provides the Company with a rate of LIBOR plus 1.75%, at the Company’s option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company’s fixed charge coverage ratio. The 90-day LIBOR rate was 5.35% at March 31, 2007.

At March 31, 2007 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the financial covenants associated with its credit facility at March 31, 2007.

6. Stock Repurchase Arrangement

On August 25, 2005, the Board of Directors authorized repurchases of shares of the Company’s common stock pursuant to open market transactions in accordance with Rule 10b-18 under the Securities Exchange Act or in privately negotiated block transactions. The authorization permits repurchases from time to time until June 30, 2007 at the discretion of the Chairman of the Board or the President and Chief Executive Officer. The authorization permits up to $1.0 million to be applied to such repurchases. No specific number of shares are sought in connection with the authorization. The Company received the consent of the Bank for this authorized repurchase. As of March 31, 2007 no shares have been repurchased under this arrangement.

7. Baralyme® Agreement

A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories (“Abbott”), with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Three Months ended		Nine Months ended
	March 31,		March 31,
	2007	2006	2007	2006

Beginning balance	$1,705,000	$1,240,000	$1,937,500	$1,472,500

Payment Received from
Abbott Laboratories	-	-	-	-

Revenue recognized
as net sales	(116,250)	(116,250)	(348,750)	(348,750)
	1,588,750	1,123,750	1,588,750	1,123,750
Less - Current portion
of deferred revenue	(465,000)	(465,000)	(465,000)	(465,000)
	$1,123,750	$658,750	$1,123,750	$658,750

In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of March 31, 2007; $610,000 has been received, and $110,000 is receivable, as a result of product development activities. For the three and nine months ended March 31, 2007, $110,000 and $450,000 have been included in Net Sales, respectively. For the three and nine months ended March 31, 2007; $110,000 and $450,000 have been included in Cost of Sales, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months ended March 31, 2007 compared to three months ended March 31, 2006.

Allied had net sales of $13.7 million for the three months ended March 31, 2007, down $1.1 million, or 7.4%, from net sales of $14.8 million in the prior year same quarter, as a result of lower customer purchase order releases. Customer purchase order releases were $1.1 million lower than in fiscal 2006. Purchase order release times depend on the scheduling practices of individual customers.

Sales for the three months ended March 31, 2007 include $116,250 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Sales for the three months ended March 31, 2007 also include $110,000 as a result of product development activities to pursue development of a new carbon dioxide absorption product. The agreement with Abbott provides for Abbott to pay Allied up to $2,150,000 in product development cost to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.

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

Domestic sales were down 11.1% from the prior year same quarter, while international business, which represented 19.7% of third quarter sales, was up 13.7%. Orders for the Company’s products for the three months ended March 31, 2007 of $13.3 million were $1.0 million or 8.1% higher than orders for the prior year same quarter of $12.3 million. Domestic orders are down 2.2% over the prior year same quarter while international orders are up 61.9%.

Gross profit for the three months ended March 31, 2007 was $3.5 million, or 25.5% of net sales, compared to $3.4 million, or 23.0% of net sales, for the three months ended March 31, 2006. The improvement in gross margins from the prior year period is the result of improved experience for employee benefits, principally medical benefits. Fringe benefits, including medical insurance were $0.2 million lower than in the prior year. Increases in material cost which began to occur during fiscal 2006 continue to negatively impact gross margins during fiscal 2007. Material cost during the third quarter was approximately 6.2% higher than in the third quarter of the prior year. Cost of sales for the three months ended March 31, 2007 also included $110,000 as a result of product development of a new carbon dioxide absorption product.

Selling, general and administrative expenses for the three months ended March 31, 2007 and 2006 were $3.0 million, as a result of offsetting increases and decreases. Selling, general and administrative cost increases for the current period include $180,000 for legal expenses offset by a decrease in salaries and benefits of approximately $120,000, decreases in audit expenses of $40,000, and decreases in insurance expense of $20,000 from the same quarter in the prior year. This decrease in salaries and benefits is primarily due to a decrease in performance related payments resulting from lower sales over the same quarter of the prior year, as well as some employee turnover, rather than to changes in staffing levels from the prior year.

Income from operations for the three months ended March 31, 2007 and 2006 was $0.4 million. Interest income was $25,844 for the three months ended March 31, 2007 compared to interest income of $9,311 for the three months ended March 31, 2006. Allied had income before provision for income taxes in the third quarter of fiscal 2007 of $0.5 million, compared to income before provision for income taxes in the third quarter of fiscal 2006 of $0.4 million. The Company recorded a tax provision of $0.2 million for the three months ended March 31, 2007 and 2006.

Net income for the third quarter of fiscal 2007 was $0.3 million or $0.04 per basic and $0.03 per diluted share compared to net income for the third quarter of fiscal 2006 was $0.2 million or $0.03 per basic and diluted share. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the third quarters of fiscal 2007 and 2006 were 7,883,577 and 7,849,910 shares respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the third quarters of fiscal 2007 and fiscal 2006 were 8,077,696 and 8,068,817 shares, respectively.

Nine Months ended March 31, 2007 compared to nine months ended March 31, 2006.

Allied had net sales of $42.5 million for the nine months ended March 31, 2007, down $0.6 million, or 1.4%, from net sales of $43.1 million in the prior year same period. The overall sales decrease is primarily due to the timing of customer purchase order releases. While orders were up slightly, customer purchase order releases were $0.8 million lower than in fiscal 2006. Purchase order release times depend on the scheduling practices of individual customers.

 Sales for the nine months ended March 31, 2007 include $348,750 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Sales for the nine months ended March 31, 2007 also include $450,000 as a result of product development activities to pursue development of a new carbon dioxide absorption product. The agreement with Abbott provides for Abbott to pay Allied up to $2,150,000 in product development cost to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.

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

Domestic sales were down 1.6% from the same period of the prior year, while international business, which represented 18.1% of the first nine months of sales, was down 0.7%. Orders for the Company’s products for the nine months ended March 31, 2007 of $40.4 million were $0.5 million or 1.3% higher than orders for the prior year same period of $39.9 million. International orders are up 9.6% over the prior year same period while domestic orders are down 0.8%.

Gross profit for the nine months ended March 31, 2007 was $10.5 million, or 24.7% of net sales, compared to $11.0 million, or 25.5% of net sales, for the nine months ended March 31, 2006. The reduction in gross margins from the prior year period is the result of increases in material cost which began to occur during fiscal 2006 and continue to negatively impact gross margins during fiscal 2007. This increase in material cost over the prior year negatively impacted gross profit by approximately $1.0 million during the nine months ended March 31, 2007. Cost of sales for the nine months ended March 31, 2007 also included $450,000 as a result of product development of a new carbon dioxide absorption product.

Selling, general and administrative expenses for the nine months ended March 31, 2007 were $9.3 million compared to $9.2 million for the nine months ended March 31, 2006. As explained below, the net increase of $0.1 million or 1.1% is attributable primarily to increases of $240,000 offset by decreases of $140,000. Increased costs include increases of approximately $110,000 in research and development expense relating to a new product line; approximately $90,000 in increased legal expenses and $40,000 in relocation costs. Those increases were partially offset by a $70,000 decrease in the provision for doubtful accounts and by a decrease in salaries and benefits of approximately $70,000 from the same period prior year. The decrease in salaries and benefits were primarily due to a decrease in performance related payments resulting from lower sales compared to the same period of prior year, as well as some employee turnover, rather than to changes in staffing levels from the prior year.

Income from operations was $1.2 million for the nine months ended March 31, 2007 compared to $1.8 million for the nine months ended March 31, 2006. Interest income was $82,071 for the nine months ended March 31, 2007 compared to interest income of $35,986 for the nine months ended March 31, 2006. Allied had income before provision for income taxes for the first nine months of fiscal 2007 of $1.3 million, compared to income before provision for income taxes for the first nine months of fiscal 2006 of $1.8 million. The Company recorded a tax provision of $0.5 million for the nine-month period ended March 31, 2007, versus a tax provision of $0.7 million for the nine-month period ended March 31, 2006.

In fiscal 2007, the net income for the first nine months was $0.8 million or $0.10 per basic and diluted share compared to net income of $1.0 million or $0.13 per basic and diluted share for the first nine months of fiscal 2006. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the first nine months of fiscal 2007 and 2006 were 7,873,460 and 7,837,132 shares, respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the first nine months of fiscal 2007 and fiscal 2006 were 8,071,832 and 8,057,166 shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

The Company’s working capital was $15.7 million at March 31, 2007 compared to $14.6 million at June 30, 2006. Inventory increased by $1.3 million as a result of an effort by the Company to increase inventory levels of key items to improve customer service levels. Other current assets increased $0.1 million as a result of an increase in prepaid insurance and accrued liabilities decreased $0.4 million. At March 31, 2007, these increases in working capital were offset by an increase in accounts payable of $0.2 million and accounts receivable decreased $0.6 million to $6.8 million at March 31, 2007. Accounts receivable as measured in days sales outstanding (“DSO”) decreased to 43 DSO at March 31, 2007 from 46 DSO at June 30, 2006.

On August 25, 2005, the Board of Directors authorized repurchases of shares of the Company’s common stock pursuant to open market transactions in accordance with Rule 10b-18 under the Securities Exchange Act or in privately negotiated block transactions. The authorization permits repurchases from time to time until June 30, 2007 at the discretion of the Chairman of the Board or the President and Chief Executive Officer. The authorization permits up to $1.0 million to be applied to such repurchases. No specific numbers of shares are sought in connection with the authorization. The Company received the consent of the Bank for this authorized repurchase. As of March 31, 2007 no shares have been repurchased under this arrangement.

On September 1, 2005, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with the amendment to the Company’s credit facility, the Bank extended the maturity on the Company’s revolving credit facility from April 24, 2007 to September 1, 2008. Based on the Company’s current level of debt, and performance, debt would bear interest at the Bank’s prime rate. The prime rate was 8.25% on March 31, 2007. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company’s funded debt to EBITDA exceeds 2.5. The amended credit facility also provides the Company with a rate of LIBOR plus 1.75%, at the Company’s option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company’s fixed charge coverage ratio. The 90-day LIBOR rate was 5.35% at March 31, 2007.

At March 31, 2007 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the financial covenants associated with its credit facility at March 31, 2007.

In the event that economic conditions were to severely worsen for a protracted period of time, we believe that our borrowing capacity under our credit facilities will provide sufficient financial flexibility. The Company would have options available to ensure liquidity in addition to increased borrowing. Capital expenditures, which are budgeted at $0.8 million for the fiscal year ended June 30, 2007, could be postponed. At March 31, 2007, the Company had no bank debt. Based on the Company’s current level of debt, and performance, debt would bear interest at the Bank’s prime rate. The Company’s agreement with the Bank does include provisions for higher interest rates at higher debt levels and different levels of Company performance.

During the nine months of fiscal 2007 increases in raw material cost, particularly copper, have continued to negatively impact Company earnings. Copper is a major component of brass, which is used in many Allied products. These increases have resulted in third quarter material cost being approximately 6.2% higher than in the third quarter of the prior year.

Litigation and Contingencies

The Company becomes, from time to time, a party to personal injury litigation arising out of incidents involving the use of its products. The Company believes that any potential judgments resulting from these claims over its self-insured retention will be covered by the Company’s product liability insurance.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” , which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosures, and transition. FIN No. 48 is effective for us beginning July 1, 2007. We are currently assessing the potential impact that adoption of FIN No. 48 will have on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

At March, 31, 2007, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the commercial bank’s “floating reference rate” or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at March 31, 2007. Allied Healthcare Products has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) As of March 31, 2007, the Company, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures were effective as of March 31, 2007.

(b) There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.  Exhibits

(a) Exhibits:

10.1 Employment Agreement executed March 16, 2007 between Registrant and Earl Refsland (filed herewith)

10.2 Form of Agreement (change of control) between Registrant and executive officers other than Earl Refsland (filed herewith)

31.1 Certification of Chief Executive Officer (filed herewith)

31.2 Certification of Chief Financial Officer (filed herewith)

32.1 Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

32.2 Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

99.1 Press Release dated May 2, 2007 announcing third quarter earnings*

*Notwithstanding any incorporation of this Quarterly Report on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED HEALTHCARE PRODUCTS, INC.

/s/ Daniel C. Dunn
Daniel C. Dunn
Chief Financial Officer

Date: May 2, 2007