Form 10-K
period 2007-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2007-09-28
CIK 874710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-19266

Allied Healthcare Products, Inc.
[Exact name of registrant as specified in its charter]

Delaware (State or other jurisdiction of Incorporation or organization)	25-1370721 (I.R.S. employer identification no.)

1720 Sublette Avenue St. Louis, Missouri (Address of principal executive offices)	63110 (zip code)

Registrant’s telephone number, including area code
(314) 771-2400

Securities registered pursuant to Section 12(b) of the Act:

Name of
each exchange
on which
Title of each class	registered

Common Stock, $.01	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes. ☐     No. ☑

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

As of December 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $23,853,382.

As of September 28, 2007, there were 7,883,577 shares of common stock, $0.01 par value (the “Common Stock”), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be dated October 8, 2007 (portion) (Part III)

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

Markets and Products

In fiscal 2007, respiratory care products, medical gas equipment and emergency medical products represented approximately 25%, 58% and 17%, respectively, of the Company’s net sales. In fiscal 2006, respiratory care products, medical gas equipment and emergency medical products represented approximately 25%, 57%, and 18%, respectively, of the Company’s net sales. The Company operates in a single industry segment and its principal products are described in the following table:

Principal Brand
Product	Description	Names	Primary Users

Respiratory Care Products
Respiratory Care/Anesthesia Products	Large volume compressors; ventilator calibrators; humidifiers and mist tents; and CO2 absorbent	Timeter	Hospitals and sub-acute facilities
Home Respiratory Care Products	O2 cylinders; pressure regulators; nebulizers; portable large volume compressors; portable suction equipment and disposable respiratory products	Timeter; B&F; Schuco	Patients at home
Medical Gas Equipment
Construction Products	In-wall medical gas system components; central station pumps and compressors and headwalls	Chemetron; Oxequip	Hospitals and sub-acute facilities
Regulation Devices	Flowmeters; vacuum regulators; pressure regulators and related products	Chemetron; Oxequip; Timeter	Hospitals and sub-acute facilities
Disposable Cylinders	Disposable oxygen and gas cylinders	Lif-O-Gen	First aid providers and specialty gas distributors
Suction Equipment	Portable suction equipment and disposable suction canisters	Gomco; Allied; Schuco	Hospitals, sub-acute facilities and homecare products
Emergency Medical Products
Respiratory/ Resuscitation	Demand resuscitation valves; bag mask resuscitators; emergency transport ventilators, oxygen regulators and SurgeX — surge suppressing post valve	LSP; Omni-Tech	Emergency service providers
Trauma and Patient Handling Products	Spine immobilization products; pneumatic anti-shock garments, trauma burn kits and Xtra backboards	LSP	Emergency service providers

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

Sales and Marketing

Allied sells its products primarily to respiratory care/anesthesia product distributors, hospital construction contractors, emergency medical equipment dealers and directly to hospitals. The Company maintains a sales force of 36 sales professionals, all of whom are full-time employees of the Company.

The sales force includes 11 domestic hospital specialists, 11 domestic construction specialists, 3 emergency specialists and 5 international sales representatives. A total of four sales managers lead each of the sales groups. Two product managers are responsible for the marketing activities of our product lines.

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

The international specialists sell all Allied products within their territory. Allied’s net sales to foreign markets totaled 18% of the Company’s net sales in fiscal 2007, 18% of the Company’s net sales in fiscal 2006, and 17% of the Company’s net sales in fiscal 2005. International sales are made through a network of dealers, agents and U.S. exporters who distribute the Company’s products throughout the world. Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East.

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

Research and Development

Allied’s research and development department group is responsible for the development of new products. This group is staffed with mechanical and electrical engineers.

During fiscal year 2007 the research and development group completed the design and released to manufacturing the ResusciTimer. This is an accessory for a bag mask resuscitator that will help EMS personnel use the bag mask per the American Heart Association guidelines.

The research and development group has also completed the design and received FDA approval for new models of the Autovent family of pneumatically powered ventilators. These ventilators will be released for sale in the first quarter of fiscal year 2008.

As part of the agreement relating to the withdrawal of the Baralyme® product in August 2004, Abbott Laboratories agreed to pay to Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. It is Allied’s intention to pursue development of a new carbon dioxide absorption product. As of June 30, 2007 the Company had spent $854,000 to pursue development of a new carbon dioxide absorbent. As of June 30, 2007 the Company had been reimbursed $720,000 by Abbott. More detailed information concerning this agreement is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Patents, Trademarks and Proprietary Technology

The company owns and maintains patents on several products it believes is useful to the business and provides the company with an advantage over its competitors. During fiscal 2007 the company was granted two additional US patents on the SurgeX post valve for oxygen cylinders. The SurgeX opens slowly to prevent the fire hazards that are associated with opening conventional post valves quickly. The company continues to pursue patents on the Construction alarm, ResusciTimer and the ventilator products under development.

The company owns and maintains U.S. trademarks for Allied Healthcare Products, Inc., Chemetron, Gomco, Oxequip, Lif-O-Gen, Life Support Products, Timeter, Vacutron and Schuco, its principal trademarks. Registrations for these trademarks are also owned and maintained in countries where such products are sold and such registrations are considered necessary to preserve Company’s proprietary rights therein.

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

Executive Officers of the Registrant

This section provides information regarding the executive officers of the Company who are appointed by and serve at the pleasure of the Board of Directors:

Name	Age	Position

Earl R. Refsland	64	Director, President and Chief Executive Officer(1)
Richard A. Setzer	51	Vice President of Sales & Marketing(2)
Eldon P. Rosentrater	53	Vice President of Administration & Corporate Planning(3)
Robert B. Harris	50	Vice President of Operations(4)
Daniel C. Dunn	48	Vice President of Finance, Chief Financial Officer, Secretary & Treasurer(5)

(1)	Mr. Refsland has been Director, President and Chief Executive Officer of the Company since September, 1999.

(2)	Mr. Setzer has been Vice President — Sales and Marketing of the Company since November 1, 2005. He previously held the position of Global Integration Manager for the Health Imaging Division of Eastman Kodak from 2003 to 2005. Prior to that time, Mr. Setzer held the position of Vice President of Sales at Fuji Medical Systems USA from 2002 to 2003.

(3)	Mr. Rosentrater has been Vice President-Administration/Corporate Planning of the Company since March, 2003. He previously held the position of Vice President — Operations from October 1999 to 2003. Prior to that time, Mr. Rosentrater held the positions of Assistant to the President from 1998 to 1999; Director of Information Technologies from 1995 to 1998; Director of Business Development from 1993 to 1995 and Group Product Manager from 1989 to 1993.

(4)	Mr. Harris has been Vice President — Operations since July, 2006. He previously held the positions for Command Medical Products, Inc. of Vice President — Operations from January 2002 to January 2006 and Director of Operations from October 1999 to December 2001. Prior to that time, Mr. Harris held the position of Plant Manager for Sherwood Medical, a subsidiary of Tyco Healthcare from 1997 to 1999.

(5)	Mr. Dunn has been Vice President — Finance, Chief Financial Officer, Secretary and Treasurer since July, 2001. He previously held the position of Director of Finance at MetalTek International from 1998 to 2001. Prior to that time, Mr. Dunn held the position of Corporate Controller at Allied Healthcare Products, Inc. from 1994 to 1998.

Employees

At June 30, 2007, the Company had approximately 384 full-time employees. Approximately 255 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2009.

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

The Company’s headquarters are located in St. Louis, Missouri and the Company maintains manufacturing facilities in Missouri and New York. Set forth below is certain information with respect to the Company’s manufacturing facilities at June 30, 2007.

	Square Footage
Location	(Approximate)	Owned/Leased	Activities/Products

St. Louis, Missouri	270,000	Owned	Headquarters; medical gas equipment; respiratory care products; emergency medical products
Stuyvesant Falls, New York	30,000	Owned	CO2 absorbent

In addition, the Company owns a 16.8-acre parcel of undeveloped land in Stuyvesant Falls, New York.

Item 3.	Legal Proceedings

Product liability lawsuits are filed against the Company from time to time for various injuries alleged to have resulted from defects in the manufacture and/or design of the Company’s products. There are no such proceedings currently pending. The Company maintains comprehensive general liability insurance coverage which it believes to be adequate for the continued operation of its business, including coverage of product liability claims.

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

Allied Healthcare Products, Inc. trades on the NASDAQ National market under the symbol AHPI. As of September 17, 2007, there were 190 record owners of the Company’s Common Stock. The following tables summarize information with respect to the high and low closing prices for the Company’s Common Stock as listed on the NASDAQ National market for each quarter of fiscal 2007 and 2006, respectively. The Company currently does not pay any dividend on its Common Stock.

Common Stock Information

2007	High	Low

September quarter	$5.72	$5.00
December quarter	$5.37	$5.07
March quarter	$6.19	$5.05
June quarter	$6.95	$6.05

2006	High	Low

September quarter	$5.35	$4.80
December quarter	$5.91	$5.05
March quarter	$6.01	$5.39
June quarter	$6.23	$5.51

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

Performance Graph

The following graph compares the cumulative 5-year total return attained by shareholders on Allied Healthcare Products, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index, and a customized peer group of four companies that includes: Chad Therapeutics Inc, Criticare Systems Inc, Invacare Corp. and Respironics Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and the index on 6/30/2002 and its relative performance is tracked through 6/30/2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Allied Healthcare Products, Inc., The NASDAQ Composite
And A Peer Group

*	$100 invested on 6/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending June 30.

	6/02	6/03	6/04	6/05	6/06	6/07
Allied Healthcare Products, Inc.	100.00	82.28	118.46	113.16	133.67	153.03
NASDAQ Composite	100.00	109.91	139.04	141.74	155.82	191.32
Peer Group	100.00	98.79	146.81	167.81	137.79	155.08

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Consolidated Financial Data

	Year ended June 30,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated Statement of Operations Data
Net sales	$56,501	$57,546	$56,120	$59,103	$60,863
Cost of sales	42,028	43,293	41,669	42,748	46,809
Gross profit	14,473	14,253	14,451	16,355	14,054
Selling, general and administrative expenses	12,052	12,113	11,843	12,660	13,551
Income from operations	2,421	2,140	2,608	3,695	503
Interest expense	—	—	123	550	831
Interest income	(111)	(53)	—	—	—
Other, net	(24)	37	43	8	41
Income before provision (benefit) for income taxes	2,556	2,156	2,442	3,136	(369)
Provision (benefit) for income taxes(1)	914	507	101	1,261	(211)
Net income (loss)	$1,642	$1,649	$2,341	$1,875	$(158)
Basic earnings (loss) per share	$0.21	$0.21	$0.30	$0.24	$(0.02)
Diluted earnings (loss) per share	$0.20	$0.20	$0.29	$0.23	$(0.02)
Basic weighted average common shares outstanding	7,876	7,841	7,822	7,816	7,814
Diluted weighted average common shares outstanding	8,085	8,066	8,081	7,985	7,814

	June 30,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data
Working capital	$17,269	$14,644	$12,250	$10,992	$9,445
Total assets	51,318	49,330	46,097	47,029	50,303
Short-term debt(2)	—	—	—	1,245	5,409
Long-term debt (net of current portion)(2)	—	—	—	2,366	4,612
Stockholders’ equity	42,485	40,660	38,862	36,453	34,567

(1)	See Note 5 to the June 30, 2007 Consolidated Financial Statements for further discussion of the Company’s effective tax rate.

(2)	See Note 3 to the June 30, 2007 Consolidated Financial Statements for further discussion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Allied does offer limited warranties on its products. The standard warranty period is one year; however, most claims occur within the first six months. The Company’s cost of providing warranty service for its products for the years ended June 30, 2007, June 30, 2006, and June 30, 2005 was $118,967, $114,181, and $53,718, respectively. The related liability for warranty service amounted to $112,907 and $103,795 at June 30, 2007 and 2006, respectively.

Inventory reserve for obsolete and excess inventory:

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. This analysis considers those identified inventory items to determine, in management’s best estimate, if parts can be used beyond one year, if there are alternate uses or at what values such parts may be disposed for. At June 30, 2007 and 2006, inventory is recorded net of a reserve for obsolete and excess inventory of $1.1 million and $1.2 million, respectively.

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

Accounts receivable net of allowances:

Accounts receivable are recorded net of an allowance for doubtful accounts, which is determined based on an analysis of past due accounts including accounts placed with collection agencies, and an allowance for returns and credits, which is based on historical analysis of credit memo data and returns. At June 30, 2007 and 2006, accounts receivable is recorded net of allowances of $0.5 and $0.4 million, respectively.

Goodwill:

At June 30, 2007 and 2006, the Company has goodwill of $15,979,830, resulting from the excess of the purchase price over the fair value of net assets acquired in business combinations. During fiscal 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which establishes new accounting and reporting standards for purchase business combinations and goodwill. As provided by SFAS No. 142, the Company ceased amortizing goodwill on July 1, 2001.

The Company conducts a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. The annual impairment test did not indicate a further impairment of goodwill at June 30, 2007 or June 30, 2006.

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

Self-insurance:

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2007 and 2006, the Company had $325,000 and $540,000 respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

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

The payments to be received from Abbott are being recognized into income, as net sales, over the eight-year term of the agreement. Allied has no further obligations under this agreement which would require the Company to repay these amounts or otherwise impact this accounting treatment. During the year ended June 30, 2007 $465,000 was recognized into income as net sales.

A reconciliation of deferred revenue resulting from the agreement with Abbott, with the amounts received under the agreement, and amounts recognized as net sales for fiscal years 2007 and 2006 is as follows:

	Twelve Months Ended
	June 30,
	2007	2006

Beginning balance	$1,937,500	$1,472,500
Payment Received from Abbott Laboratories	930,000	930,000
Revenue recognized as net sales	(465,000)	(465,000)
	2,402,500	1,937,500

Less — Current portion of deferred revenue	(465,000)	(465,000)

	$1,937,500	$1,472,500

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

Results of Operations

Allied manufactures and markets respiratory products, including respiratory care products, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts and percentages of net sales attributable to respiratory care products, medical gas equipment and emergency medical products for the fiscal years ended June 30, 2007, 2006, and 2005.

	Year ended
	June 30, 2007
		% of
		Total Net
	Net Sales	Sales
	Dollars in thousands

Respiratory care products	$13,899	24.6%
Medical gas equipment	32,775	58.0%
Emergency medical products	9,827	17.4%

Total	$56,501	100.0%

	Year ended
	June 30, 2006
		% of
		Total Net
	Net Sales	Sales

Respiratory care products	$14,242	24.7%
Medical gas equipment	33,142	57.6%
Emergency medical products	10,162	17.7%

Total	$57,546	100.0%

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

	Year ended June 30,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	74.4	75.2	74.3

Gross profit	25.6	24.8	25.7
Selling, general and administrative expenses	21.3	21.0	21.1
Income from operations	4.3	3.8	4.6
Interest expense	0.0	0.0	0.2
Interest income	0.2	0.1	0.0
Other, net	0.0	0.1	0.0

Income before provision for income taxes	4.5	3.8	4.4
Provision for income taxes	1.6	0.9	0.2

Net income	2.9%	2.9%	4.2%

Fiscal 2007 Compared to Fiscal 2006

Net sales for fiscal 2007 of $56.5 million were $1.0 million or 1.7% less than net sales of $57.5 million in fiscal 2006. Domestically, sales decreased by $0.7 million dollars. Internationally, sales decreased by $0.3 million dollars. International business is dependent upon hospital construction projects, and the development of medical facilities in those regions in which the Company operates. Domestic sales for fiscal 2007 include approximately $1.0 million for the recognition into sales of payments resulting from the agreement with Abbott Laboratories, as discussed below. For 2006 domestic sales included approximately $0.7 million for the recognition into sales of payments resulting from the agreement with Abbott Laboratories.

The overall decrease in net sales for the year is primarily the result of lower customer orders than in the prior year. Orders for the Company’s products for the year ended June 30, 2007 of $54.0 million were $0.8 million or 1.5% lower than orders for the year ended June 30, 2006 of $54.8 million. However, customer purchase order releases were $1.3 million lower than in fiscal 2006, leading to the majority of the decrease in sales for the year. Purchase order release lead times depend on the scheduling practices of the individual customers. Orders during 2007 were negatively impacted by price competition.

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

Sales for the year ended June 30, 2007 included $465,000 for the recognition into sales of payments resulting from the agreement with Abbott Laboratories to cease production and distribution of Baralyme®. Sales for the year ended June 30, 2007 also included recognition as sales of $584,000 reimbursement by Abbott Laboratories in product development cost to pursue development of new carbon dioxide absorption product as a result of the agreement to cease production and distribution of Baralyme®. In total, domestic sales for 2007 included approximately $1,049,000 for recognition into sales of payments resulting from the agreement with Abbott Laboratories.

Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®. For the year ended June 30, 2007 the Company had carbon dioxide absorbent sales of Carbolime®, of $2.0 million dollars, compared with $2.0 million for the year ended June 30, 2006 and $2.0 million for the year ended June 30, 2005.

Respiratory care products sales in fiscal 2007 of $13.9 million were $0.3 million, or 2.1% less than sales of $14.2 million in the prior year. The decline in sales is attributable to the company’s line of homecare products. The Company continues to develop systems and personnel to improve our telemarketing efforts, has increased inventory levels to improve customer service levels, and continues to emphasize measures to reduce cost. Also included in the sales for respiratory care products is an approximately $0.3 million increase in the amount recognized resulting from the agreement to cease the production and distribution of Baralyme®. The amount recognized as sales increased to approximately $1.0 million or $0.3 million more than in the prior year.

Medical gas equipment sales of $32.8 million in fiscal 2007 were $0.3 million, or 0.9% lower than prior year levels of $33.1 million. Internationally, sales of Medical gas equipment in fiscal 2007 were $0.2 million less than in the prior year. The remainder of the decrease in sales, or $0.1 million, took place in the domestic market.

Emergency medical product sales in fiscal 2007 of $9.8 million were $0.4 million or 3.9% less than fiscal 2006 sales of $10.2 million. International sales of Emergency medical products increased by $0.1 million, while domestic sales decreased by $0.5 million. However, orders for the Company’s Emergency Products were $0.5 million higher than the prior year. The Company believes that demand for these products have been favorably impacted by emergency preparedness, including Federal Homeland Security funding for emergency responders.

International sales, which are included in the product lines discussed above, decreased $0.3 million, or 2.9%, to $10.2 million in fiscal 2007 compared to sales of $10.5 million in fiscal 2006. As discussed above, the Company’s international shipments are dependent on hospital construction projects and the expansion of medical care in those regions. In fiscal 2007, international shipments of Medical Gas equipment, including construction products, decreased by $0.2 million dollars. In fiscal 2007, international shipments of Respiratory care decreased by $0.2 million dollars. These decreases were offset by a $0.1 million increase in the sale of Emergency care products.

Gross profit in fiscal 2007 was $14.5 million, or 25.6% of sales, compared to a gross profit of $14.3 million, or 24.8% of sales in fiscal 2006. Despite competitive pricing pressures, Allied was able to selectively increase prices during 2007. These increases, combined with programs to cut costs, resulted in improved margins for Allied. The Company’s gross profit was also favorably impacted by a decrease in the cost of providing medical insurance to its employees. Employee medical cost included in the cost of sales decreased by approximately $0.5 million over the prior year. The Company’s gross profit also did benefit from an approximately $0.1 million decrease in worker’s compensation and property insurance expense due to the improved safety performance of the Company. Cost of sales for the year ended June 30, 2006 includes approximately $0.3 million in cost incurred in product development cost to pursue development of a new carbon dioxide absorption product as a result of the agreement with Abbott Laboratories to cease production and distribution of Baralyme®. Cost of sales for the year ended June 30, 2007 includes approximately $0.6 million in cost incurred in product development cost to pursue development of a new carbon dioxide absorption product.

The Company invested $0.4 million in capital expenditures in fiscal 2005, $1.0 million in fiscal 2006, and $0.6 million in fiscal 2007 for manufacturing equipment and computer systems, which continue to decrease production costs and improve efficiencies for several product lines. The Company continues to control cost and actively pursue methods to reduce its cost.

Selling, General, and Administrative (“SG&A”) expenses for fiscal 2007 were $12.1 million, unchanged from SG&A expenses of $12.1 million in fiscal 2006. Personnel cost, including salaries and benefits, were approximately $0.2 million lower in fiscal 2007 than in the prior year. This decrease is due to employee turnover and a decrease in medical cost, staffing has not been changed. This decrease was partially offset by a $0.1 million increase in legal cost and a $0.1 million increase in research and development cost.

Interest income in fiscal 2007 was $0.1 million, unchanged from fiscal 2006.

The Company had income of $2.6 million before taxes for fiscal 2007, compared to income of $2.2 million before taxes for fiscal 2006. The Company recorded an income tax provision of $0.9 million in fiscal 2007, compared to an income tax provision of $0.5 million in fiscal 2006. During the fourth quarter of 2006 the Company recorded a favorable tax adjustment of $0.3 million resulting from the favorable settlement of prior year state tax contingencies.

For further discussion of the Company’s income tax calculation please refer to Note 5 of the “Notes to Consolidated Financial Statements” section included in this Form 10-K.

Net income in fiscal 2007 was $1.6 million or $0.21 per basic and $0.20 per diluted earnings per share, unchanged from net income of $1.6 million, or $0.21 per basic and $0.20 per diluted earnings per share in fiscal 2006. In 2007, the weighted number of shares used in the calculation of basic earnings per share was 7,875,982 and the weighted number of shares used in the calculation of diluted earnings per share was 8,085,375. In 2006, the weighted number of shares used in the calculation of basic earnings per share was 7,840,858 and the weighted number of shares used in the calculation of diluted earnings per share was 8,066,311.

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

Financial Condition, Liquidity and Capital Resources

The following table sets forth selected information concerning Allied’s financial condition at June 30:

Dollars in thousands	2007	2006	2005

Cash & cash equivalents	$3,639	$2,696	$318
Working Capital	$17,269	$14,644	$12,250
Total Debt	$—	$—	$—
Current Ratio	3.50:1	3.03:1	2.97:1

The Company’s working capital was $17.3 million at June 30, 2007 compared to $14.6 million at June 30, 2006. Cash and cash equivalents increased by $0.9 million. Inventory increased by $1.5 million as a result of an effort by the Company to increase inventory levels of key items to improve customer service levels. Other current assets increased $0.1 million and accrued liabilities decreased $0.3 million. During fiscal 2007, these increases in working capital were offset by a decrease in accounts receivable. Accounts receivable decreased to $7.3 million at June 30, 2007, down $0.1 million from $7.4 million at June 30, 2006. This decrease is due to a decrease in sales. Accounts receivable as measured in days sales outstanding (“DSO”) decreased to 45 DSO down from 46 DSO in the prior year.

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

The net increase in cash for the fiscal year ended June 30, 2007 was $0.9 million. The net increase in cash for the fiscal year ended June 30, 2006 was $2.4 million. The net increase in cash for the fiscal year ended June 30, 2005 was $0.3 million. Net cash provided by operating activities was $1.5 million for fiscal 2007. Net cash provided by operating activities was $3.3 million and $4.3 million for fiscal 2006 and 2005, respectively.

Cash flows provided by operating activities for the fiscal year ended June 30, 2007 consisted of a net income of $1.6 million, supplemented by $1.2 million in non-cash charges to operations for amortization and depreciation. Changes in working capital and deferred tax accounts, primarily inventory, unfavorably impacted cash flow from operations by $1.4 million. Cash flow was used to make capital expenditures of $0.6 million.

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

The revolving credit facility provides for a borrowing base of 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $7.0 million, subject to reserves as established by the Bank. The maximum borrowing under the revolving credit facility is $10 million. At June 30, 2007, $9.9 million was available under the revolving credit facility. The credit facility calls for a 0.25% commitment fee payable quarterly based on the average daily unused portion of the revolving credit facility. The revolving credit facility also provides for a commitment guaranty of up to $5.0 million for letters of credit and requires a per annum fee of 2.50% on outstanding letters of credit. At June 30, 2007 the Company has an outstanding letter of credit in the amount of $90,000 that expires March 31, 2008. Any outstanding letters of credit decreases the amount available for borrowing under the revolving credit facility. The weighted average interest rate on the revolving credit facility was 7.68% for the year ended June 30, 2006.

On September 1, 2005, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with these amendments to the Company’s credit facility, the Bank extended the maturity on the Company’s revolving credit facility from April 24, 2007 to September 1, 2008. The entire credit facility continues to accrue interest at the Bank’s prime rate. The prime rate was 8.25% on June 30, 2007. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company’s funded debt to EBITDA exceeds 2.5. The amended credit facility also provides the Company with a rate of LIBOR plus 1.75%, at the Company’s option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company’s fixed charge coverage ratio. The 90-day LIBOR rate was 5.36% at June 30, 2007.

The credit facility requires lockbox arrangement, which provide for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB’s Emerging Issues Task Force Issue 95-22, “Balance Sheet Classification of

Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year. Additionally, the Bank has not notified the Company of any indication of a MAE at June 30, 2007.

At June 30, 2007 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long-term debt.

Under the terms of the credit facility, the Company is required to be in compliance with certain financial covenants pertaining to stockholders’ equity, capital expenditures and net income. Additionally, the terms of the credit facility restrict the Company from the payment of dividends on any class of its stock. The Company was in compliance with all of the financial covenants associated with its credit facility at June 30, 2007.

On August 25, 2005, the Board of Directors authorized repurchases of shares of the Company’s common stock pursuant to open market transactions in accordance with Rule 10b-18 under the Securities Exchange Act or in privately negotiated block transactions. The authorization permits repurchases from time to time until June 30, 2007 at the discretion of the Chairman of the Board or the President and Chief Executive Officer. The authorization permits up to $1.0 million to be applied to such repurchases. No specific number of shares are sought in connection with the authorization. The Company received the consent of the Bank for this authorized repurchase. As of June 30, 2007 no shares have been repurchased under this arrangement.

The following table summarizes the Company’s contractual obligations at June 30, 2007:

Payments Due By Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	$507,952	$190,583	$226,090	$91,279	—
Unconditional Purchase Obligations	—	—	—	—	—
Other Long-Term
Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$507,952	$190,583	$226,090	$91,279	$—

Capital expenditures, net of capital leases, were $0.6 million, $1.0 million and $0.4 million in fiscal 2007, 2006, and 2005, respectively. The Company believes that cash flows from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures of $1.5 million in 2008. Cash flows from operations may be negatively impacted by decreases in sales, market conditions, and adverse changes in working capital.

In the event that economic conditions were to severely worsen for a protracted period of time, we believe that our borrowing capacity under our credit facilities will provide sufficient financial flexibility. The Company would have options available to ensure liquidity in addition to increased borrowing. Capital expenditures, which are budgeted at $1.5 million for the fiscal year ended June 30, 2008, could be postponed. At June 30, 2007, the Company had no bank debt. Based on the Company’s current level of debt, and performance, debt would bear interest at the Bank’s prime rate. The Company’s agreement with the Bank does include provisions for higher interest rates at higher debt levels and different levels of Company performance.

During 2006 and 2007, increases in raw material cost had a negative impact on the Company’s earnings. These increases resulted in fourth quarter of 2006 material cost being 7.3% higher than in the prior year. This increase was led by a 77% jump in the price of copper. Copper is a major component of brass, which is used in many Allied products.

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

The following table sets forth selected operating results for the eight quarters ended June 30, 2007. The information for each of these quarters is unaudited, but includes all normal recurring adjustments which the Company considers necessary for a fair presentation thereof. These operating results, however, are not necessarily indicative of results for any future period. Further, operating results may fluctuate as a result of the timing of orders, the Company’s product and customer mix, the introduction of new products by the Company and its competitors, and overall trends in the health care industry and the economy. While these patterns have an impact on the Company’s quarterly operations, the Company is unable to predict the extent of this impact in any particular period.

	Three months ended,
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2007	2007	2006	2006	2006	2006	2005	2005
	Dollars in thousands, except per share data

Net sales	$14,046	$13,704	$14,274	$14,477	$14,463	$14,757	$13,340	$14,986
Gross profit	3,984	3,452	3,517	3,520	3,301	3,404	3,573	3,975
Income from operations	1,219	448	425	329	383	412	541	805
Net income	869	278	293	202	629	236	317	466
Basic earnings per share	0.11	0.04	0.04	0.03	0.08	0.03	0.04	0.06
Diluted earnings per share	0.11	0.03	0.04	0.03	0.08	0.03	0.04	0.06

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The Company has adopted the modified prospective method beginning July 1,

2005. Share-based compensation expense included in the statement of operations for the fiscal years ended June 30, 2007 and 2006 was approximately $74,000 and $61,000 respectively. Unrecognized shared-based compensation cost related to unvested stock options for the fiscal years ended June 30, 2007 and 2006 amounts to approximately $160,000 and $124,000 respectively. The cost is expected to be recognized over the next five fiscal years.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2007, the Company did not have any debt outstanding. The revolving credit facility, capital expenditure and real estate loan bear an interest rate using the commercial bank’s “floating reference rate” or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at June 30, 2007. Allied Healthcare Products has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 8.	Financial Statements and Supplementary Data

The following described consolidated financial statements of Allied Healthcare Products, Inc. are included in response to this item:

Report of Independent Registered Public Accounting Firm.

Consolidated Statement of Operations for the fiscal years ended June 30, 2007, 2006 and 2005.

Consolidated Balance Sheet for the fiscal years ended June 30, 2007 and 2006.

Consolidated Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2007, 2006 and 2005.

Consolidated Statement of Cash Flows for the fiscal years ended June 30, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements.

Schedule of Valuation and Qualifying Accounts and Reserves for the years ended June 30, 2007, 2006 and 2005.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Allied Healthcare Products, Inc.

We have audited the accompanying consolidated balance sheet of Allied Healthcare Products, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2007. In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule of valuation and qualifying accounts and reserves for the years ended June 30, 2007, 2006 and 2005. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Healthcare Products, Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ RubinBrown LLP
St. Louis, Missouri
September 17, 2007

ALLIED HEALTHCARE PRODUCTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended June 30,
	2007	2006	2005

Net sales	$56,500,974	$57,545,589	$56,120,150
Cost of sales	42,028,125	43,292,746	41,669,290

Gross profit	14,472,849	14,252,843	14,450,860
Selling, general and administrative expenses	12,051,500	12,112,624	11,843,037

Income from operations	2,421,349	2,140,219	2,607,823

Other (income) expenses:
Interest expense	—	—	123,076
Interest income	(110,790)	(52,988)	—
Other, net	(23,841)	37,758	42,604

	(134,631)	(15,230)	165,680

Income before provision for income taxes	2,555,980	2,155,449	2,442,143
Provision for income taxes	914,400	506,845	100,779

Net income	$1,641,580	$1,648,604	$2,341,364

Basic income per share:	$0.21	$0.21	$0.30
Diluted income per share:	$0.20	$0.20	$0.29

Weighted average shares outstanding — Basic	7,875,982	7,840,858	7,821,943

Weighted average shares outstanding — Diluted	8,085,375	8,066,311	8,080,890

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET

	June 30,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$3,638,870	$2,696,324
Accounts receivable, net of allowances of $460,000 and $430,000, respectively	7,251,767	7,429,355
Inventories, net	12,999,472	11,491,305
Other current assets	275,254	224,853

Total current assets	24,165,363	21,841,837

Property, plant and equipment, net	10,677,000	11,252,934
Goodwill	15,979,830	15,979,830
Other assets, net	496,127	255,845

Total assets	$51,318,320	$49,330,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,040,313	$3,208,699
Other accrued liabilities	2,508,820	2,834,495
Deferred income taxes	882,001	689,942
Deferred revenue	465,000	465,000

Total current liabilities	6,896,134	7,198,136

Deferred revenue	1,937,500	1,472,500
Commitments and contingencies (Notes 4 and 9)
Stockholders’ equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,187,069 shares issued at June 30, 2007 and 10,155,569 shares issued at June 30, 2006; 7,883,577 shares outstanding at June 30, 2007 and 7,852,077 shares outstanding June 30, 2006	101,871	101,556
Additional paid-in capital	47,441,163	47,258,182
Retained earnings	15,673,080	14,031,500
Less: treasury stock, at cost; 2,303,492 shares at June 30, 2007 and 2006	(20,731,428)	(20,731,428)

Total stockholders’ equity	42,484,686	40,659,810

Total liabilities and stockholders’ equity	$51,318,320	$49,330,446

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

		Additional
	Common	Paid-in	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total

Balance, July 1, 2004	$101,220	$47,041,493	$10,041,532	$(20,731,428)	$36,452,817
Issuance of common stock	111	67,650	—	—	67,761
Net income for the year ended June 30, 2005	—	—	2,341,364	—	2,341,364

Balance, June 30, 2005	101,331	47,109,143	12,382,896	(20,731,428)	38,861,942
Issuance of common stock	225	87,675	—	—	87,900
Stock based compensation	—	61,364	—	—	61,364
Net income for the year ended June 30, 2006	—	—	1,648,604	—	1,648,604

Balance, June 30, 2006	101,556	47,258,182	14,031,500	(20,731,428)	40,659,810
Issuance of common stock	315	109,199	—	—	109,514
Stock based compensation	—	73,782	—	—	73,782
Net income for the year ended June 30, 2007	—	—	1,641,580	—	1,641,580

Balance, June 30, 2007	$101,871	$47,441,163	$15,673,080	$(20,731,428)	$42,484,686

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended June 30,
	2007	2006	2005

Cash flows from operating activities:
Net income	$1,641,580	$1,648,604	$2,341,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,230,775	1,060,241	1,152,891
Stock based compensation	73,782	61,364	67,761
Provision for doubtful accounts and sales returns and allowances	(376)	(61,945)	36,611
Deferred tax provision (benefit)	(53,467)	48,406	(188,493)
Loss (gain) on disposition of equipment	(307)	15,904	—
Changes in operating assets and liabilities:
Accounts receivable	177,964	(151,611)	346,559
Inventories	(1,508,167)	(715,755)	319,621
Income tax receivable	—	—	130,548
Other current assets	(50,401)	(56,422)	(41,304)
Accounts payable	(168,386)	1,098,100	(1,014,994)
Deferred revenue	465,000	465,000	1,472,500
Other accrued liabilities	(325,675)	(106,268)	(265,840)

Net cash provided by operating activities	1,482,322	3,305,618	4,357,224

Cash flows from investing activities:
Capital expenditures	(649,290)	(1,014,969)	(436,145)

Net cash used in investing activities	(649,290)	(1,014,969)	(436,145)

Cash flows from financing activities:
Payment of long-term debt	—	—	(2,366,076)
Borrowings under revolving credit agreements		346,000	57,930,212
Payments under revolving credit agreements		(346,000)	(59,175,696)
Stock options exercised	81,090	64,125	—
Excess tax benefit from exercise of stock options	28,424	23,775	—

Net cash provided by (used in) financing activities	109,514	87,900	(3,611,560)

Net increase in cash and equivalents	942,546	2,378,549	309,519
Cash and cash equivalents at beginning of year	2,696,324	317,775	8,256

Cash and cash equivalents at end of year	$3,638,870	$2,696,324	$317,775

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$131,394
Income taxes	$917,126	$575,943	$693,650

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

Allied does not provide installation services for its products. Most products shipped are ready for immediate use by the customer. The Company’s in-wall medical system components, central station pumps and compressors, and headwalls do require installation by the customer. These products are typically purchased by a third-party contractor who is ultimately responsible for installation services. Accordingly, the customer purchase order or contract does not require customer acceptance of the installation prior to completion of the sale transaction and revenue recognition. Allied’s standard payment terms are net 30 days from the date of shipment, and payment is specifically not subject to customer inspection or acceptance, as stated in Allied’s Terms and Conditions of Sale. The buyer becomes obligated to pay Allied at the time of shipment. Allied requires credit applications from its customers and performs credit reviews to determine the creditworthiness of new customers. Allied requires letters of credit, where warranted, for international transactions. Allied also protects its legal rights under mechanics lien laws when selling to contractors.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allied does offer limited warranties on its products. The standard warranty period is one year; however, most claims occur within the first six months. The Company’s cost of providing warranty service for its products for the years ended June 30, 2007, June 30, 2006, and June 30, 2005 was $118,967, $114,181, and $53,718, respectively. The related liability for warranty service amounted to $112,907 and $103,795 at June 30, 2007 and 2006, respectively.

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

Accounts receivable and concentrations of credit risk

Accounts receivable are recorded at the invoiced amount. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses based on past experience and an analysis of current amounts due, and historically such losses have been within management’s expectations. The Company’s customers can be grouped into three main categories: medical equipment distributors, construction contractors and health care institutions. At June 30, 2007 the Company believes that it has no significant concentration of credit risk.

Inventories

Inventories are stated at the lower of cost, determined using the last-in, first-out (“LIFO”) method, or market. If the first-in, first-out method (which approximates replacement cost) had been used in determining cost, inventories would have been $2,376,958 and $2,145,227 higher at June 30, 2007 and 2006, respectively. Changes in the LIFO reserve are included in cost of sales. Cost of sales were reduced by $0, $0, and $136,255 in fiscal 2007, 2006, and 2005 respectively, as a result of LIFO liquidations. Costs in inventory include raw materials, direct labor and manufacturing overhead.

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. The reserve for obsolete and excess inventory was $1,099,864 and $1,168,395 at June 30, 2007 and 2006, respectively.

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

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

At June 30, 2007 and 2006, the Company has goodwill of $15,979,830, resulting from the excess of the purchase price over the fair value of net assets acquired in business combinations. The Company does not amortize goodwill.

The Company conducts a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. The annual impairment test did not indicate a further impairment of goodwill at June 30, 2007, 2006, or 2005.

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

Impairment of long-lived assets

The Company evaluates impairment of long-lived assets under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS No. 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss will be recognized. No impairment losses of long-lived assets or identifiable intangibles were recorded by the Company for fiscal years ended June 30, 2007, 2006, and 2005.

Self-insurance

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2007 and 2006, the Company had $325,000 and $540,000 respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

Fair value of financial instruments

The Company’s financial instruments consist of cash, accounts receivable and accounts payable. The carrying amounts for cash, accounts receivable and accounts payable approximate their fair value due to the short maturity of these instruments.

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

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and development costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses for the years ended June 30, 2007, 2006 and 2005 were $844,890, $693,627 and $682,793 respectively.

Earnings per share

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are based on the sum of the weighted averaged number of shares of common stock and common stock equivalents outstanding during the year. The weighted average number of basic shares outstanding for the years ended June 30, 2007, 2006 and 2005 was 7,875,982, 7,840,858 and 7,821,943 shares, respectively. The weighted average number of diluted shares outstanding for the years ended June 30, 2007, 2006 and 2005 was 8,085,375, 8,066,311 and 8,080,890 shares, respectively. The dilutive effect of the Company’s employee and director stock option plans are determined by use of the treasury stock method.

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

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions utilized in the Black-Scholes option pricing model for options granted during the fiscal years ended June 30, 2007, 2006 and 2005.

	2007	2006	2005

Weighted-average fair value	$2.53	$3.48	$4.57
Weighted-average volatility	41%	51%	52%
Weighted-average expected life (in years)	6.2	10.0	10.0
Weighted-average risk-free interest rate	4.69%	4.45%	4.20%
Dividend yield	0%	0%	0%

Share-based compensation expense included in the statement of operations for the fiscal years ended June 30, 2007 and 2006 was approximately $74,000 and $61,000 respectively. Unrecognized shared-based compensation cost related to unvested stock options for the fiscal years ended June 30, 2007 and 2006 amounts to approximately $160,000 and $124,000 respectively. The cost is expected to be recognized over the next five fiscal years.

The following table summarizes stock option exercises for the fiscal years ended June 30, 2007, 2006 and 2005.

	2007	2006	2005

Stock options exercised	31,500	22,500	11,145
Total intrinsic value of stock options exercised	$78,210	$65,850	$67,761
Cash received from stock option exercises	$81,090	$64,125	—
Tax benefit from stock options exercised	$28,424	$23,775	$27,105

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

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for periods presented prior to the Company’s adoption of Statement 123R:

Year Ended
June 30
2005

Net income, as reported	$2,341,364
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	40,657
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since July 1, 1995, net of related tax effects	(49,966)

Proforma net income	$2,332,055

Earnings per share:
Basic — as reported	$0.30

Basic — pro forma	$0.30

Diluted — as reported	$0.29

Diluted — pro forma	$0.29

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The Company has adopted the modified prospective method beginning July 1, 2005. Share-based compensation cost recognized during the year ended June 30, 2007 and 2006 amounted to approximately $74,000 and $61,000 respectively. Based on stock options currently outstanding, the expected gross compensation cost will total approximately $160,000 over the next five fiscal years.

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

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The revolving credit facility provides for a borrowing base of 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $7.0 million, subject to reserves as established by the Bank. The maximum borrowing under the revolving credit facility is $10 million. At June 30, 2007, $9.9 million was available under the revolving credit facility. The credit facility calls for a 0.25% commitment fee payable quarterly based on the average daily unused portion of the revolving credit facility. The revolving credit facility also provides for a commitment guaranty of up to $5.0 million for letters of credit and requires a per annum fee of 2.50% on outstanding letters of credit. At June 30, 2007 the Company has an outstanding letter of credit in the amount of $90,000 which expires March 31, 2008. Any outstanding letters of credit decreases the amount available for borrowing under the revolving credit facility. The weighted average interest rate on the revolving credit facility was 7.68% for the year ended June 30, 2006.

On September 1, 2005, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with these amendments to the Company’s credit facility, the Bank extended the maturity on the Company’s revolving credit facility from April 24, 2007 to September 1, 2008. The entire credit facility continues to accrue interest at the Bank’s prime rate. The prime rate was 8.25% on June 30, 2007. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company’s funded debt to EBITDA exceeds 2.5. The amended credit facility also provides the Company with a rate of LIBOR plus 1.75%, at the Company’s option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company’s fixed charge coverage ratio. The 90-day LIBOR rate was 5.36% at June 30, 2007.

The credit facility requires lockbox arrangement, which provide for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB’s Emerging Issues Task Force Issue 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year. Additionally, the Bank has not notified the Company of any indication of a MAE at June 30, 2007.

At June 30, 2007 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long-term debt.

Under the terms of the credit facility, the Company is required to be in compliance with certain financial covenants pertaining to stockholders’ equity, capital expenditures and net income. Additionally, the terms of the credit facility restrict the Company from the payment of dividends on any class of its stock. The Company was in compliance with all of the financial covenants associated with its credit facility at June 30, 2007.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Lease Commitments

The Company leases certain of its equipment under non-cancelable operating lease agreements. Minimum lease payments under operating leases at June 30, 2007 are as follows:

Fiscal Year	Operating Leases

2008	$190,583
2009	127,692
2010	98,398
2011	86,049
2012	5,230

Total minimum lease payments	$507,952

Rental expense incurred on operating leases in fiscal 2007, 2006, and 2005 totaled $295,446, $305,734 and $378,820 respectively.

5.	Income Taxes

The provision for income taxes consists of the following:

	2007	2006	2005

Current:
Federal	$794,900	$695,218	$234,863
State	172,967	(236,779)	54,409

Total current	967,867	458,439	289,272

Deferred:
Federal	(45,016)	62,346	(373,900)
State	(8,451)	(13,940)	185,407

Total deferred	(53,467)	48,406	(188,493)

	$914,400	$506,845	$100,779

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

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred tax asset valuation allowances of $1.1 million due to management’s conclusion that it was more likely than not that the Company would realize the underlying deferred tax assets.

A reconciliation of income taxes, with the amounts computed at the statutory federal rate is as follows:

	2007	2006	2005

Computed tax at federal statutory rate	$869,033	$732,853	$830,329
State income taxes, net of federal tax benefit	108,581	89,671	307,987
Favorable settlement of state tax contingencies	—	(351,434)	—
Change in valuation allowance	—	—	(1,061,956)
Other, net	(63,214)	35,755	24,419

Total	$914,400	$506,845	$100,779

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of June 30, 2007 and 2006 are as follows:

	2007		2006
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities

Current:
Bad debts	$60,000	$—	$60,000	$—
Prepaid expenses	—	28,364	—	30,000
Deferred revenue	186,000	—	186,000	—
Accrued liabilities	396,589	—	532,195	—
Inventory	—	1,496,226	—	1,438,137

	642,589	1,524,590	778,195	1,468,137

Non Current:
Depreciation	—	461,924	—	491,546
Other property basis	—	29,305	—	44,852
Intangible assets	30,790	—	45,197	—
Deferred revenue	775,000	—	589,000	—
Accrued pension liability	76,062	—	71,078	—
Stock options	48,634	—	21,981	—
Other	4,176	—	7,049	—

	934,662	491,229	734,305	536,398

Valuation Allowance	—	—	—	—

Total deferred taxes	$1,577,251	$2,015,819	$1,512,500	$2,004,535

The net long term deferred tax asset of $443,433 and $197,907 is included in other assets in the June 30, 2007 and 2006 consolidated balance sheet, respectively.

The Internal Revenue Service is currently conducting audits of our consolidated federal income tax returns for the years ending June 30, 2006 and 2005.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Retirement Plan

The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code to certain eligible salaried employees. Each employee may elect to enter a written salary deferral agreement under which a portion of such employee’s pre-tax earnings may be contributed to the plan.

During the fiscal years ended June 30, 2007, 2006 and 2005, the Company made contributions of $255,377, $251,802 and $239,474 respectively.

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

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option transactions in 2005, 2006 and 2007, respectively, pursuant to the Employee Plans and the Directors Plans is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

June 30, 2004	763,250	$2.70
Options Granted	6,500	$6.84
Options Exercised	(11,145)	$1.92
Options Forfeited or Expired	(16,855)	$7.35

June 30, 2005	741,750	$2.64	4.6	$1,844,192

June 30, 2005	741,750	$2.64
Options Granted	35,000	$5.19
Options Exercised	(22,500)	$2.85
Options Forfeited or Expired	(12,500)	$8.09

June 30, 2006	741,750	$2.66	3.8	$2,392,005

June 30, 2006	741,750	$2.66
Options Granted	51,500	$5.26
Options Exercised	(31,500)	$2.57
Options Forfeited or Expired	(29,000)	$5.77

June 30, 2007	732,750	$2.72	3.2	$2,886,479

Exercisable at June 30, 2007	655,500	$2.43	2.5	$2,774,554

The following table provides additional information for options outstanding and exercisable at June 30, 2007:

Options Outstanding

		Weighted Average	Weighted Average
Range of Exercise Prices	Number	Remaining Life	Exercise Price

$1.88	1,750	1.8 years	$1.88
2.00	542,000	2.2 years	$2.00
2.01-6.99	167,500	6.7 years	$4.48
7.00-7.99	21,500	0.2 years	$7.35

$1.88-7.99	732,750	3.2 years	$2.72

Options Exercisable

		Weighted Average
Range of Exercise Prices	Number	Exercise Price

$1.88	1,750	$1.88
2.00	542,000	$2.00
2.01-6.99	90,250	$3.86
7.00-7.99	21,500	$7.35

$1.88-7.99	655,500	$2.43

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 2 for discussion of accounting for stock awards, and related fair value and pro forma income disclosures.

On August 25, 2005, the Board of Directors authorized repurchases of shares of the Company’s common stock pursuant to open market transactions in accordance with Rule 10b-18 under the Securities Exchange Act or in privately negotiated block transactions. The authorization permits repurchases from time to time until June 30, 2007 at the discretion of the Chairman of the Board or the President and Chief Executive Officer. The authorization permits up to $1.0 million to be applied to such repurchases. No specific number of shares are sought in connection with the authorization. The Company received the consent of the Bank for this authorized repurchase. As of June 30, 2007 no shares have been repurchased under this arrangement.

8.	Supplemental Balance Sheet Information

	June 30,
	2007	2006

Inventories
Work in progress	$742,890	$715,643
Component parts	8,544,226	8,820,622
Finished goods	4,812,220	3,123,435
Reserve for obsolete and excess inventory	(1,099,864)	(1,168,395)

	$12,999,472	$11,491,305

	Estimated Useful
	Life (years)

Property, plant and equipment
Machinery and equipment	5-10	$8,800,972	$8,208,972
Buildings	28-35	12,116,193	12,067,044
Land and land improvements	5-7	934,216	934,216

Total property, plant and equipment at cost		21,851,381	21,210,232
Less accumulated depreciation and amortization		(11,174,381)	(9,957,298)

		$10,677,000	$11,252,934

Other accrued liabilities
Accrued compensation expense		$1,446,247	$1,697,012
Accrued income tax		185,651	148,739
Customer deposits		595,223	589,708
Other		281,699	399,036

		$2,508,820	$2,834,495

9.	Commitments and Contingencies

Legal Claims

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. The Company intends to continue to conduct business in such a manner as to avert any FDA action seeking to interrupt or suspend manufacturing or require any recall or modification of products.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Employment Contract

In March 2007, the Company entered into an employment contract with its chief executive officer. The contract is initially for a three-year term, after which point it is subject to annual renewals. The contract includes termination without cause and change of control provisions, under which the employee is entitled to receive specified severance payments generally equal to two times ending annual salary if terminated without cause or within thirty days after a change in control.

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

	Sales by Region
	2007	2006	2005

Domestic United States	$46,265,621	$47,011,877	$46,442,420
Europe	1,404,099	1,206,546	1,650,366
Canada	1,271,561	1,169,090	1,268,172
Latin America	4,420,697	4,378,910	3,543,842
Middle East	1,016,756	730,094	546,320
Far East	2,011,521	2,481,858	2,008,227
Other International	110,719	567,214	660,803

	$56,500,974	$57,545,589	$56,120,150

	Sales by Product
	2007	2006	2005

Respiratory care products	$13,899,027	$14,241,999	$15,453,507
Medical gas equipment	32,774,962	33,141,636	31,301,769
Emergency medical products	9,826,985	10,161,954	9,364,874

	$56,500,974	$57,545,589	$56,120,150

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Quarterly Financial Data (unaudited)

Summarized quarterly financial data for fiscal 2007 and 2006 appears below (all amounts in thousands):

	Three Months Ended,
	June 30,	March	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2007	31, 2007	2006	2006	2006	2006	2005	2005

Net sales	$14,046	$13,704	$14,274	$14,477	$14,463	$14,757	$13,340	$14,986
Gross profit	3,984	3,452	3,517	3,520	3,301	3,404	3,573	3,975
Income from operations	1,219	448	425	329	383	412	541	805
Net income	869	278	293	202	629	236	317	466
Basic earnings per share	0.11	0.04	0.04	0.03	0.08	0.03	0.04	0.06
Diluted earnings per share	0.11	0.03	0.04	0.03	0.08	0.03	0.04	0.06

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

The remaining payments to be received from Abbott, including the $3,720,000 received to date, are being recognized into income, as net sales, over the eight-year term of the agreement. Allied has no further obligations under this agreement which would require the Company to repay these amounts or otherwise impact this accounting treatment. During the year ended June 30, 2007 $465,000 was recognized into income as net sales.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of deferred revenue resulting from the agreement with Abbott, with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Twelve Months Ended
	June 30,
	2007	2006

Beginning balance	$1,937,500	$1,472,500
Payment Received from Abbott Laboratories	930,000	930,000
Revenue recognized as net sales	(465,000)	(465,000)

	2,402,500	1,937,500

Less — Current portion of deferred revenue	(465,000)	(465,000)

	$1,937,500	$1,472,500

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

	Inventory
	to be disposed	Severance Pay
	Of	and Benefits	Product Withdrawal	Total

Provision	$200,000	$216,000	$184,000	$600,000
Cash Expenditures	$(149,677)	$(85,431)	$(119,798)	$(354,906)

Balance at Sepember 30, 2004	$50,323	$130,569	$64,202	$245,094
Cash Expenditures	$(66,079)	$(87,171)	$(128,479)	$(281,729)
Provision Adjustments	$55,756	$(2,852)	$75,008	$127,912

Balance at December 31, 2004	$40,000	$40,546	$10,731	$91,277
Cash Expenditures	$(35,732)	$(15,205)	$(10,731)	$(61,668)
Provision Adjustments	—	—	—	—

Balance at March 31, 2005	$4,268	$25,341	$0	$29,609
Cash Expenditures	$(5,712)	$(25,341)	$0	$(31,053)
Provision Adjustments	$1,444	—	—	$1,444

Balance at June 30, 2005	$0	$0	$0	$0

In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of June 30, 2007, $720,000 has been received, and $134,000 is receivable, as a result of product development activities.

In 2004, Allied’s sales of Baralyme® were approximately $2.0 million and contributed approximately $0.6 million in pre-tax earnings and cash flow from operations. The majority of the $5,250,000 Allied is to receive from Abbott will be recognized into income over the eight-year term of the agreement. Management believes the net cash flow expected to be realized by Allied under the agreement with Abbott is projected to be substantially equivalent to the net cash flow Allied would have expected to realize from continued manufacture and sales of Baralyme® during the initial five years of the period.

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

A list of our executive officers and biographical information appears in Part I, Item 1 of this report. A definitive proxy statement is expected to be filed with the Securities and Exchange Commission on or about October 8, 2007. The information required by this item is set forth under the caption “Election of Directors”, under the caption “Executive Officers”, and under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement, which information is incorporated herein by reference thereto.

The Company has adopted a Code of Ethics and Conduct Guidelines that is applicable to all employees of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer and controller, as well as the members of the Board of Directors. The Code of Ethics and Conduct Guidelines is available on the Company’s website at www.alliedhpi.com. A copy may also be obtained from the Corporate Secretary at Allied Healthcare Products, Inc., 1720 Sublette Avenue, St. Louis, Missouri 63110. The Company intends to post any amendments to or waivers from its Code of Ethics and Conduct Guidelines (to the extent applicable to the Company’s chief executive officer, principal financial officer, principal accounting officer and controller or any other officer or director) at this location on its website.

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

The information by this item will appear in the section entitled “Audit Fees” included in the Company’s definitive Proxy Statement to be filed on or about October 8, 2007, relating to the 2007 Annual Meeting of Shareowners and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

1.	Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are included in response to Item 8:

Consolidated Statement of Operations for the years ended June 30, 2007, 2006, and 2005

Consolidated Balance Sheet at June 30, 2007 and 2006

Consolidated Statement of Changes in Stockholders’ Equity for the years ended June 30, 2007, 2006 and 2005

Consolidated Statement of Cash Flows for the years ended June 30, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule

Valuation and Qualifying Accounts and Reserves for the Years Ended June 30, 2007, 2006 and 2005

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
President and Chief Executive Officer

/s/  Daniel C. Dunn
Daniel C. Dunn
Vice President, Chief Financial Officer, and Secretary

Dated: September 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28, 2007.

Signatures		Title

* John D. Weil		Chairman of the Board

* Earl R. Refsland		President, Chief Executive Officer and Director (principal Executive Officer)

* William A. Peck		Director

* Joseph Root		Director

* Judy Graves.		Director

*By:	/s/ Earl R. Refsland Earl R. Refsland Attorney-in-Fact

*	Such signature has been affixed pursuant to the following Power of Attorney.

ALLIED HEALTHCARE PRODUCTS, INC.

RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	COLUMN B	COLUMN C			COLUMN D		COLUMN E
	Balance	Charged	Charged				Balance
	at	to	to				at
	Beginning	costs	other				end
COLUMN A	of	and	accounts —		Deductions —		of
Description	period	expenses	describe		describe		period

For the Year Ended June 30, 2007
Accounts Receivable Allowances	$(430,000)	$376			$(30,376)		$(460,000)
Inventory Allowance For Obsolescence And Excess Quantities	$(1,168,395)	$(125,000)	$(12,160	)(3)	$205,691	(2)	$(1,099,864)
Deferred Tax Asset Valuation Allowance	—						—

For the Year Ended June 30, 2006
Accounts Receivable Allowances	$(565,000)	$61,945			$73,055	(1)	$(430,000)
Inventory Allowance For Obsolescence And Excess Quantities	$(1,253,853)		$(122,889	)(3)	$208,347	(2)	$(1,168,395)
Deferred Tax Asset Valuation Allowance	—						—

For the Year Ended June 30, 2005
Accounts Receivable Allowances	$(585,000)	$(36,611)			$56,611	(1)	$(565,000)
Inventory Allowance For Obsolescence And Excess Quantities	$(1,742,490)		$(52,486	)(3)	$541,123	(2)	$(1,253,853)
Deferred Tax Asset Valuation Allowance	$(1,061,956)				$1,061,956	(4)	—

(1)	Decrease due to bad debt write-offs and recoveries.

(2)	Decrease due to disposal of obsolete inventory.

(3)	Increase due to inventory revaluation. The other account charged as a result of this revaluation was inventory before reserves. This did not result in a change to our net inventory or net income.

(4)	See Note 5 to the consolidated financial statements.

INDEX TO EXHIBITS

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3(1) to the Company’s Registration Statement on Form S-1, as amended, Registration No. 33-40128, filed with the Commission on May 8, 1991 (the “Registration Statement”) and incorporated herein by reference)
3.2		By-Laws of the Registrant (filed as Exhibit 3(2) to the Registration Statement and incorporated herein by reference)
10.1		NCG Trademark License Agreement, dated April 16, 1982, between Liquid Air Corporation and Allied Healthcare Products, Inc. (filed as Exhibit 10(24) to the Registration Statement and incorporated herein by reference)
10.2		Allied Healthcare Products, Inc. 1991 Employee Non-Qualified Stock Option Plan (filed as Exhibit 10(26) to the Registration Statement and incorporated herein by reference)
10.3		Employee Stock Purchase Plan (filed as Exhibit 10(3) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 (the “1998 Form 10-K”) and incorporated by reference)
10.4		Allied Healthcare Products, Inc. 1994 Employee Stock Option Plan (filed with the Commission as Exhibit 10(39) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1994 (the “1994 Form 10-K”) and incorporated herein by reference)
10.5		Allied Healthcare Products, Inc. 1995 Directors Non-Qualified Stock Option Plan (filed with the Commission as Exhibit 10(25) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (the “1995 Form 10-K”) and incorporated herein by reference)
10.6		Allied Healthcare Products, Inc. Amended 1994 Employee Stock Option Plan (filed with the Commission as Exhibit 10(28) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (the “1996 Form 10-K”) and incorporated herein by reference)
10.22		Form of Indemnification Agreement with officers and directors (filed with the Commission as Exhibit 10.22 to the 2002 Form 10-K and incorporated herein by reference)
10.25		Employment Agreement dated February 28, 2007 by and between Allied Healthcare Products, Inc. and Earl Refsland (incorporated by reference to 8-K filed March 16, 2007 with event date of February 28, 2007)
10	.25.1	Change of Control Agreement Employment Agreement dated March 16, 2007 by and between Allied Healthcare Products, Inc. and certain executive officers (incorporated by reference to 8-K filed March 16, 2007 with event date of March 16, 2007)
10.26		Allied Healthcare Products, Inc. 1999 Incentive Stock Plan (filed with the Commission as Exhibit 10(26) to the 1999 Form 10-K and incorporated herein by reference)
10.28		Agreement between Allied Healthcare Products, Inc. Medical Products Division and District No. 9 International Association of Machinists and Aerospace Workers dated August 1, 2000 through May 31, 2003 (filed with the Commission as Exhibit 10.28 to the 2002 Form 10-K)
10.30		Loan and security agreement dated April 24, 2002 between the Company and LaSalle Bank National Association, including form of notes (filed with the Commission as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 15, 2002)
10	.30.1	Amendment to Loan and security agreement dated September 26,2002 (filed with the Commission as an exhibit to Current Report on Form 8-K on October 1, 2002)
10	.30.2	Amendment to Loan and security agreement dated September 26, 2003
10	.30.3	Amendment to Loan and Security Agreement dated August 27, 2004 (filed with the Commission as Exhibit 10(26) to the 1999 Form 10-K and incorporated herein by reference)
10.31		Agreement dated August 27, 2004 between Allied Healthcare Products, Inc and Abbott Laboratories, Inc. (incorporated by reference to 8-K filed August 30, 2004 with event date of August 27, 2004)

Exhibit No.	Description

21	Subsidiaries of the Registrant (filed with the Commission as Exhibit 21 to the 2000 Form 10-K)
23.1	Consent of RubinBrown LLP (filed herewith)
24	Form of Power of Attorney — (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Sarbanes-Oxley Certification of Chief Executive Officer (provided herewith)*
32.2	Sarbanes-Oxley Certification of Chief Financial Officer (provided herewith)*

*	Notwithstanding any incorporation of this Annual Report on Form 10-K in any other filing by the Registrant, Exhibits designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.