Form 10-Q
period 2007-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2007-11-14
CIK 874710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Action of 1934

For the transition period from ____________ to ____________

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

Yes ☐ No ☒

The number of shares of common stock outstanding at November 9, 2007 is 7,883,577 shares.

INDEX

			Page
			Number
Part I -	Financial Information

	Item 1.	Financial Statements

		Consolidated Statement of Operations - three months ended September 30, 2007 and 2006 (Unaudited)	3

		Consolidated Balance Sheet - September 30, 2007 (Unaudited) and June 30, 2007	4 - 5

		Consolidated Statement of Cash Flows - Three months ended September 30, 2007 and 2006 (Unaudited)	6

		Notes to Consolidated Financial Statements	7 - 10

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	10 - 14

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	14

	Item 4.	Controls and Procedures	14

Part II -	Other Information

	Item 6.	Exhibits	15

		Signature	16

SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, and specific matters which relate directly to the Company's operations and properties as discussed in the Company’s annual report on Form 10-K for the year ended June 30, 2007. The Company cautions that any forward-looking statements contained in this report reflects only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended
	September 30,
	2007	2006

Net sales	$14,101,618	$14,477,442
Cost of sales	10,934,605	10,957,890
Gross profit	3,167,013	3,519,552

Selling, general and
administrative expenses	3,042,969	3,190,997
Income from operations	124,044	328,555

Interest income	(40,769)	(28,169)
Other expense, net	15,150	9,302
	(25,619)	(18,867)

Income before provision
for income taxes	149,663	347,422

Provision for income taxes	62,597	145,788
Net income	$87,066	$201,634

Basic and diluted earnings
per share	$0.01	$0.03

Weighted average shares
outstanding - basic	7,883,577	7,859,903

Weighted average shares
outstanding - diluted	8,106,796	8,065,153

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
ASSETS
	September 30,	June 30,
	2007	2007
	(Unaudited)

Current assets:
Cash and cash equivalents	$4,017,496	$3,638,870
Accounts receivable, net of allowances
of $325,000 and $460,000, respectively	7,395,812	7,251,767
Inventories, net	12,195,312	12,999,472
Other current assets	619,244	275,254

Total current assets	24,227,864	24,165,363

Property, plant and equipment, net	10,422,347	10,677,000
Goodwill	15,979,830	15,979,830
Other assets, net	565,221	496,127

Total assets	$51,195,262	$51,318,320

See accompanying Notes to Consolidated Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
(CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	June 30,
	2007	2007
	(Unaudited)
Current liabilities:
Accounts payable	$3,010,398	$3,040,313
Other accrued liabilities	2,684,800	2,508,820
Deferred income taxes	734,531	882,001
Deferred revenue	465,000	465,000
Total current liabilities	6,894,729	6,896,134

Deferred revenue	1,821,250	1,937,500

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares
authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares
authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares
authorized; 10,187,069 shares issued at September 30, 2007
and June 30, 2007; 7,883,577 shares outstanding at
September 30, 2007 and June 30, 2007	101,871	101,871
Additional paid-in capital	47,459,837	47,441,163
Retained earnings	15,649,003	15,673,080
Less treasury stock, at cost; 2,303,492 shares at
September 30, 2007 and June 30, 2007	(20,731,428)	(20,731,428)
Total stockholders' equity	42,479,283	42,484,686
Total liabilities and stockholders' equity	$51,195,262	$51,318,320

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three months ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net income	$87,066	$201,634
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:

Depreciation and amortization	330,000	300,420
Stock based compensation	18,674	14,364
Provision for doubtful accounts and sales
returns and allowances	(95,186)	(8,462)
Deferred tax benefit	(7,470)	(2,886)
Loss on disposition of equipment	5,228	-

Changes in operating assets and liabilities:
Accounts receivable	(48,859)	(148,680)
Inventories	804,160	(453,617)
Other current assets	(343,990)	(435,702)
Accounts payable	(29,915)	461,536
Deferred revenue	(116,250)	(116,250)
Other accrued liabilities	(110,569)	(55,926)
Net cash provided by (used in) operating activities	492,889	(243,569)

Cash flows from investing activities:
Capital expenditures	(79,263)	(109,338)
Purchase of intangible asset	(35,000)	-
Net cash used in investing activities	(114,263)	(109,338)

Cash flows from financing activities:
Stock options exercised	-	54,450
Excess tax benefit from exercise of stock options	-	20,360
Net cash provided by financing activities	-	74,810

Net increase (decrease) in cash and cash equivalents	378,626	(278,097)
Cash and cash equivalents at beginning of period	3,638,870	2,696,324
Cash and cash equivalents at end of period	$4,017,496	$2,418,227

See accompanying Notes to Consolidated Financial Statements.

 ALLIED HEALTHCARE PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company’s Form 10-K for the year ended June 30, 2007.

 Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

The Company adopted FIN 48 as of July 1, 2007. The cumulative effect of adopting FIN 48 has been recorded as a net decrease to retained earnings of $111,143. On the date of adoption of FIN 48, and September 30, 2007, the Company had approximately $220,000 of unrecognized tax benefits. Of the unrecognized tax benefits at September 30, 2007, approximately $82,000 would impact the Company’s effective income tax rate if recognized.

The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for the fiscal years ended June 30, 2005 and 2006 in the third quarter of fiscal 2007. The examination is anticipated to be complete by the end of fiscal 2008. As of September 30, 2007 the IRS has discussed certain potential adjustments with the Company. Management is currently evaluating those potential adjustments to determine if it agrees, but if accepted the Company does not anticipate the adjustments would result in a material change in its financial position. Due to the ongoing IRS examination, the Company anticipates that it is reasonably possible that the unrecognized tax benefits may increase or decrease, but are unable to reasonably estimate the range.

The Company’s federal income tax returns for the tax fiscal years 2004 and after remain subject to examination. The various states in which the Company is subject to income tax are generally open for the tax fiscal years 2004 and after.

The Company classifies interest expenses on taxes payable as interest expense. The Company classifies penalties as a component of other expenses. The total interest and penalty expense related to tax uncertainties recognized for the three months ended September 30, 2007 were approximately $5,000. Accrued interest and penalties of $70,000 related to income tax uncertainties were recognized as a component of other noncurrent liabilities at September 30, 2007.

2.  Inventories

Inventories are comprised as follows:
	September 30, 2007	June 30, 2007

Work-in progress	$990,733	$742,890
Raw materials and component parts	7,960,384	8,544,226
Finished goods	4,345,430	4,812,220
Reserve for obsolete and excess
inventory	(1,101,235)	(1,099,864)
	$12,195,312	$12,999,472

3. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic shares outstanding for the three months ended September 30, 2007 and 2006 was 7,883,577 and 7,859,903 respectively. The number of diluted shares outstanding for the three months ended September 30, 2007 and 2006 was 8,106,796 and 8,065,153 respectively.

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

5. Financing

On September 1, 2005, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with the amendment to the Company’s credit facility, the Bank extended the maturity on the Company’s revolving credit facility from April 24, 2007 to September 1, 2008. Based on the Company’s current level of debt, and performance, debt would bear interest at the Bank’s prime rate. The prime rate was 7.75% on September 30, 2007. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company’s funded debt to EBITDA exceeds 2.5. The amended credit facility also provides the Company with a rate of LIBOR plus 1.75%, at the Company’s option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company’s fixed charge coverage ratio. The 90-day LIBOR rate was 5.23% at September 30, 2007.

At September 30, 2007 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the financial covenants associated with its credit facility at September 30, 2007.

6. Baralyme® Agreement

A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories (“Abbott”), with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Three Months ended
	September 30,
	2007	2006

Beginning balance	$2,402,500	$1,937,500

Payment Received from
Abbott Laboratories	-	-

Revenue recognized
as net sales	(116,250)	(116,250)

	2,286,250	1,821,250
Less - Current portion
of deferred revenue	(465,000)	(465,000)
	$1,821,250	$1,356,250

In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of September 30, 2007; $854,355 has been received, and $97,551 is receivable, as a result of product development activities. For the three months ended September 30, 2007, $97,551 has been included in Net Sales and $97,551 has been included in Cost of Sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three months ended September 30, 2007 compared to three months ended September 30, 2006.

Allied had net sales of $14.1 million for the three months ended September 30, 2007, down $0.4 million, or 2.8%, from net sales of $14.5 million in the prior year same quarter. Although customer purchase order releases were up $0.1 million compared to the same period of the prior year, shipments of the Company’s products for the first quarter of fiscal 2008 were lower due to short term delays in production and the timing of those order releases. These production delays have been resolved.

Sales for the three months ended September 30, 2007 include $116,250 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Sales for the three months ended September 30, 2007 also include $97,551 as a result of product development activities to pursue development of a new carbon dioxide absorption product. The agreement with Abbott provides for Abbott to pay Allied up to $2,150,000 in product development cost to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.

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

Domestic sales were down 9.8% from the prior year same quarter, while international business, which represented 21.7% of first quarter sales, was up 37.2%. Orders for the Company’s products for the three months ended September 30, 2007 of $13.2 million were $0.6 million or 4.3% lower than orders for the prior year same quarter of $13.8 million. Domestic orders are down 2.9% over the prior year same quarter while international orders are down 12.9%. The Company believes this decrease in orders does not reflect a loss of market share, but reflects order timing.

Gross profit for the three months ended September 30, 2007 was $3.2 million, or 22.7% of net sales, compared to $3.5 million, or 24.1% of net sales, for the three months ended September 30, 2006. The decrease in gross profit as a percent of sales is primarily due to lower sales volume and a decrease in inventory. The lower level of sales combined with the $0.8 million decrease in inventory results in less effective utilization of the Company’s manufacturing capacity and the fixed expenses associated with that capacity. Cost of sales for the three months ended September 30, 2007 also included $97,551 as a result of product development of a new carbon dioxide absorption product.

Selling, general and administrative expenses for the three months ended September 30 2007 and 2006 were $3.0 million and $3.2 million, respectively. Selling, general and administrative cost decreases for the current period include $96,000 for recruiting and relocation expenses and $58,000 for research and development expenses from the prior year same quarter. Additionally, legal expense decreased $18,000 and insurance expense decreased $18,000 from the prior year same quarter.

Income from operations was $0.1 million for the three months ended September 30, 2007 compared to $0.3 million for the three months ended September 30, 2006. Interest income was $40,769 for the three months ended September 30, 2007 compared to interest income of $28,169 for the three months ended September 30, 2006. Allied had income before provision for income taxes in the first quarter of fiscal 2008 of $0.1 million, compared to income before provision for income taxes in the first quarter of fiscal 2007 of $0.3 million. The Company recorded a tax provision of $0.1 million for the three month period ended September 30, 2007 and September 30, 2006.

Net income for the first quarter of fiscal 2008 was $0.1 million or $0.01 per basic and diluted share compared to net income for the first quarter of fiscal 2007 was $0.2 million or $0.03 per basic and diluted share. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the first quarters of fiscal 2008 and 2007 were 7,883,577 and 7,859,903 shares respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the first quarters of fiscal 2008 and fiscal 2007 were 8,106,796 and 8,065,153 shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

The Company’s working capital was $17.3 million at September 30, 2007 compared to $17.3 million at June 30, 2007. Cash and cash equivalents increased by $0.4 million. Other current assets increased $0.3 million as a result of an increase in prepaid insurance and accrued liabilities decreased $0.1 million. Accounts receivable increased $0.1 million to $7.4 million at September 30, 2007. Accounts receivable as measured in days of sales outstanding (“DSO”) was 45 DSO at September 30, 2007, unchanged from June 30, 2007. At September 30, 2007, these increases in working capital were offset by a $0.8 million decrease in Inventory.

On September 1, 2005, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with the amendment to the Company’s credit facility, the Bank extended the maturity on the Company’s revolving credit facility from April 24, 2007 to September 1, 2008. Based on the Company’s current level of debt, and performance, debt would bear interest at the Bank’s prime rate. The prime rate was 7.75% on September 30, 2007. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company’s funded debt to EBITDA exceeds 2.5. The amended credit facility also provides the Company with a rate of LIBOR plus 1.75%, at the Company’s option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company’s fixed charge coverage ratio. The 90-day LIBOR rate was 5.23% at September 30, 2007.

At September 30, 2007 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the financial covenants associated with its credit facility at September 30, 2007.

In the event that economic conditions were to severely worsen for a protracted period of time, we believe that our borrowing capacity under our credit facilities will provide sufficient financial flexibility. The Company would have options available to ensure liquidity in addition to increased borrowing. Capital expenditures, which are budgeted at $1.5 million for the fiscal year ended June 30, 2008, could be postponed. At September 30, 2007, the Company had no bank debt. Based on the Company’s current level of debt, and performance, debt would bear interest at the Bank’s prime rate. The Company’s agreement with the Bank does include provisions for higher interest rates at higher debt levels and different levels of Company performance.

Inflation has not had a material effect on the Company’s business or results of operations.

Litigation and Contingencies

The Company becomes, from time to time, a party to personal injury litigation arising out of incidents involving the use of its products. The Company believes that any potential judgments resulting from these claims over its self-insured retention will be covered by the Company’s product liability insurance.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

The Company adopted FIN 48 as of July 1, 2007. The cumulative effect of adopting FIN 48 has been recorded as a net decrease to retained earnings of $111,143. On the date of adoption of FIN 48, and September 30, 2007, the Company had approximately $220,000 of unrecognized tax benefits. Of the unrecognized tax benefits at September 30, 2007, approximately $82,000 would impact the Company’s effective income tax rate if recognized.

The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for the fiscal years ended June 30, 2005 and 2006 in the third quarter of fiscal 2007. The examination is anticipated to be complete by the end of fiscal 2008. As of September 30, 2007 the IRS has discussed certain potential adjustments with the Company. Management is currently evaluating those potential adjustments to determine if it agrees, but if accepted the Company does not anticipate the adjustments would result in a material change in its financial position. Due to the ongoing IRS examination, the Company anticipates that it is reasonably possible that the unrecognized tax benefits may increase or decrease, but are unable to reasonably estimate the range.

The Company’s federal income tax returns for the tax fiscal years 2004 and after remain subject to examination. The various states in which the Company is subject to income tax are generally open for the tax fiscal years 2004 and after.

The Company classifies interest expenses on taxes payable as interest expense. The Company classifies penalties as a component of other expenses. The total interest and penalty expense related to tax uncertainties recognized for the three months ended September 30, 2007 were approximately $5,000. Accrued interest and penalties of $70,000 related to income tax uncertainties were recognized as a component of other noncurrent liabilities at September 30, 2007.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

At September 30, 2007, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the commercial bank’s “floating reference rate” or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at September 30, 2007. Allied Healthcare Products has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) As of September 30, 2007, the Company, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures were effective as of September 30, 2007.

(b) There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.  Exhibits

(a) Exhibits:

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

32.2	Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

99.1	Press Release dated November 14, 2007 announcing first quarter earnings*

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

Date: November 13, 2007