Form 10-Q
period 2007-12-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2008-02-11
CIK 874710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

Yes ☐ No ☒

The number of shares of common stock outstanding at February 7, 2008 is 7,883,577 shares.

INDEX

			Page
			Number
Part I -	Financial Information
	Item 1.	Financial Statements
		Consolidated Statement of Operations -
		three months ended December 31,
		2007 and 2006 (Unaudited)	3

		Consolidated Balance Sheet -
		December 31, 2007 (Unaudited) and
		June 30, 2007	4 - 5

		Consolidated Statement of Cash Flows -
		Six months ended December 31, 2007 and 2006
		(Unaudited)	6

		Notes to Consolidated Financial Statements	7 - 10

	Item 2.	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	10 - 16

	Item 3.	Quantitative and Qualitative Disclosure
		about Market Risk	16

	Item 4.	Controls and Procedures	16

Part II -	Other Information
	Item 6.	Exhibits	17

		Signature	18

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006

Net sales	$13,626,016	$14,273,950	$27,727,634	$28,751,392
Cost of sales	10,714,172	10,757,222	21,648,777	21,715,111
Gross profit	2,911,844	3,516,728	6,078,857	7,036,281

Selling, general and
administrative expenses	2,932,428	3,091,418	5,975,398	6,282,415
Income (loss) from operations	(20,584)	425,310	103,459	753,866

Interest income	(38,177)	(28,059)	(78,946)	(56,228)
Other, net	11,113	(53,182)	26,263	(43,878)
	(27,064)	(81,241)	(52,683)	(100,106)

Income before provision
for income taxes	6,480	506,551	156,142	853,972

Provision for income taxes	-	213,395	62,597	359,183
Net income	$6,480	$293,156	$93,545	$494,789

Basic and diluted earnings
per share	$0.00	$0.04	$0.01	$0.06

Weighted average shares
outstanding - basic	7,883,577	7,877,120	7,883,577	7,868,512

Weighted average shares
outstanding - diluted	8,130,901	8,059,573	8,122,607	8,064,650

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
ASSETS

	December 31,	June 30,
	2007	2007
	(Unaudited)

Current assets:
Cash and cash equivalents	$4,732,692	$3,638,870
Accounts receivable, net of allowances
of $325,000 and $460,000, respectively	6,190,756	7,251,767
Inventories, net	11,810,149	12,999,472
Other current assets	523,486	275,254

Total current assets	23,257,083	24,165,363

Property, plant and equipment, net	10,267,716	10,677,000
Goodwill	15,979,830	15,979,830
Other assets, net	562,161	496,127

Total assets	$50,066,790	$51,318,320

See accompanying Notes to Consolidated Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
(CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,	June 30,
	2007	2007
	(Unaudited)
Current liabilities:
Accounts payable	$2,719,389	$3,040,313
Other accrued liabilities	1,945,603	2,508,820
Deferred income taxes	726,861	882,001
Deferred revenue	465,000	465,000
Total current liabilities	5,856,853	6,896,134

Deferred revenue	1,705,000	1,937,500

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares
authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares
authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares
authorized; 10,187,069 shares issued at December 31, 2007
and June 30, 2007; 7,883,577 shares outstanding at
December 31, 2007 and June 30, 2007	101,871	101,871
Additional paid-in capital	47,479,012	47,441,163
Retained earnings	15,655,482	15,673,080
Less treasury stock, at cost; 2,303,492 shares at
December 31, 2007 and June 30, 2007	(20,731,428)	(20,731,428)
Total stockholders' equity	42,504,937	42,484,686
Total liabilities and stockholders' equity	$50,066,790	$51,318,320

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six months ended
	December 31,
	2007	2006

Cash flows from operating activities:
Net income	$93,545	$494,789
Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation and amortization	667,929	605,260
Stock based compensation	37,849	39,036
Provision for doubtful accounts and sales
returns and allowances	(100,477)	(36,231)
Deferred tax benefit	(15,140)	(12,754)
Loss on disposition of equipment	5,228	-

Changes in operating assets and liabilities:
Accounts receivable	1,161,488	107,990
Inventories	1,189,323	(696,287)
Other current assets	(248,232)	(273,301)
Accounts payable	(320,924)	457,417
Deferred revenue	(232,500)	(232,500)
Other accrued liabilities	(849,766)	(164,121)
Net cash provided by operating activities	1,388,323	289,298

Cash flows from investing activities:
Capital expenditures	(259,501)	(252,498)
Purchase of intangible asset	(35,000)	-
Net cash used in investing activities	(294,501)	(252,498)

Cash flows from financing activities:
Stock options exercised	-	81,090
Excess tax benefit from exercise of stock options	-	28,424
Net cash provided by financing activities	-	109,514

Net increase in cash and cash equivalents	1,093,822	146,314
Cash and cash equivalents at beginning of period	3,638,870	2,696,324
Cash and cash equivalents at end of period	$4,732,692	$2,842,638

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

The Company adopted FIN 48 as of July 1, 2007. The cumulative effect of adopting FIN 48 has been recorded as a net decrease to retained earnings of $111,143. On the date of adoption of FIN 48, and December 31, 2007, the Company had approximately $220,000 of unrecognized tax benefits. Of the unrecognized tax benefits at December 31, 2007, approximately $82,000 would impact the Company’s effective income tax rate if recognized.

The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for the fiscal years ended June 30, 2005 and 2006 in the third quarter of fiscal 2007. The examination is anticipated to be complete by the end of fiscal 2008. As of December 31, 2007 the IRS has discussed certain potential adjustments with the Company. Management is currently evaluating those potential adjustments to determine if it agrees, but if accepted the Company does not anticipate the adjustments would result in a material change in its financial position. Due to the ongoing IRS examination, the Company anticipates that it is reasonably possible that the unrecognized tax benefits may increase or decrease, but are unable to reasonably estimate the range.

The Company’s federal income tax returns for the tax fiscal years 2004 and after remain subject to examination. The various states in which the Company is subject to income tax are generally open for the tax fiscal years 2004 and after.

The Company classifies interest expenses on taxes payable as interest expense. The Company classifies penalties as a component of other expenses. The total interest and penalty expense related to tax uncertainties recognized for the three and six months ended December 31, 2007 were approximately $5,000 and $10,000, respectively. Accrued interest and penalties of $75,000 related to income tax uncertainties were recognized as a component of other noncurrent liabilities at December 31, 2007.

2.  Inventories
Inventories are comprised as follows:

	December 31, 2007	June 30, 2007

Work-in progress	$1,033,680	$742,890
Raw materials and component parts	7,733,760	8,544,226
Finished goods	4,101,149	4,812,220
Reserve for obsolete and excess
inventory	(1,058,440)	(1,099,864)
	$11,810,149	$12,999,472

3. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic shares outstanding for the three months ended December 31, 2007 and 2006 was 7,883,577 and 7,877,120 respectively. The number of diluted shares outstanding for the three months ended December 31, 2007 and 2006 was 8,130,901 and 8,059,573 respectively. The number of basic shares outstanding for the six months ended December 31, 2007 and 2006 was 7,883,577 and 7,868,512 respectively. The number of diluted shares outstanding for the six months ended December 31, 2007 and 2006 was 8,122,607 and 8,064,650 respectively.

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

5. Financing

On September 1, 2005, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with the amendment to the Company’s credit facility, the Bank extended the maturity on the Company’s revolving credit facility from April 24, 2007 to September 1, 2008. Based on the Company’s current level of debt, and performance, debt would bear interest at the Bank’s prime rate. The prime rate was 7.25% on December 31, 2007. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company’s funded debt to EBITDA exceeds 2.5. The amended credit facility also provides the Company with a rate of LIBOR plus 1.75%, at the Company’s option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company’s fixed charge coverage ratio. The 90-day LIBOR rate was 4.73% at December 31, 2007.

At December 31, 2007 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the financial covenants associated with its credit facility at December 31, 2007.

6. Baralyme® Agreement

A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories (“Abbott”), with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Three Months ended		Six Months ended
	December 31,		December 31,
	2007	2006	2007	2006

Beginning balance	$2,286,250	$1,821,250	$2,402,500	$1,937,500

Payment Received from
Abbott Laboratories	-	-	-	-

Revenue recognized
as net sales	(116,250)	(116,250)	(232,500)	(232,500)

	2,170,000	1,705,000	2,170,000	1,705,000
Less - Current portion
of deferred revenue	(465,000)	(465,000)	(465,000)	(465,000)
	$1,705,000	$1,240,000	$1,705,000	$1,240,000

In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of December 31, 2007; $952,000 has been received, and $451,000 is receivable, as a result of product development activities. For the three and six months ended December 31, 2007; $451,000 and $549,000, have been included in Net Sales, respectively. For the three and six months ended December 31, 2007; $451,000 and $549,000 have been included in Cost of Sales, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months ended December 31, 2007 compared to three months ended December 31, 2006.

Allied had net sales of $13.6 million for the three months ended December 31, 2007, down $0.7 million, or 4.9%, from net sales of $14.3 million in the prior year same quarter, as a result of lower customer purchase order releases. Customer orders were $0.4 million higher than in the prior year same quarter, however, customer purchase order releases were $1.0 million lower than in the prior year same quarter. Purchase order release times depend on the scheduling practices of individual customers, and do vary over time.

Sales for the three months ended December 31, 2007 include $116,250 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Sales for the three months ended December 31, 2007 also include $451,000 as a result of product development activities to pursue development of a new carbon dioxide absorption product. The agreement with Abbott provides for Abbott to pay Allied up to $2,150,000 in product development cost to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.

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

Domestic sales were down 2.8% from the prior year same quarter, while international business, which represented 17.9% of second quarter sales, was down 11.8%. Orders for the Company’s products for the three months ended December 31, 2007 of $13.7 million were $0.4 million or 3.0% higher than orders for the prior year same quarter of $13.3 million. Domestic orders are up 4.9% over the prior year same quarter while international orders which represented 19.5% of second quarter orders, was down 4.4%.

Gross profit for the three months ended December 31, 2007 was $2.9 million, or 21.4% of net sales, compared to $3.5 million, or 24.6% of net sales, for the three months ended December 31, 2006. The decrease in gross profit as a percent of sales is primarily due to lower sales volume and a decrease in inventory. The lower level of sales combined with the $0.4 million decrease in inventory results in less effective utilization of the Company’s manufacturing capacity and the fixed expenses associated with that capacity. Cost of sales for the three months ended December 31, 2007 also included $451,000 as a result of product development of a new carbon dioxide absorption product.

Selling, general and administrative expenses for the three months ended December 31, 2007 were $2.9 million, a net decrease of $0.2 million, or 6.5%, from $3.1 million for the three months ended December 31, 2006. Salaries and benefits decreased by $122,000 from the prior year same quarter as a result of employee turnover. There have not been changes to staffing levels from the prior year. Research and development expenses decreased by approximately $60,000 from the same quarter of the prior year, and insurance expense also improved approximately $20,000 from the same quarter of the prior year.

Loss from operations was $20,584 for the three months ended December 31, 2007 compared to income from operations of $0.4 million for the three months ended December 31, 2006. Interest income was $43,327 for the three months ended December 31, 2007 compared to interest income of $28,059 for the three months ended December 31, 2006. Allied had income before provision for income taxes in the second quarter of fiscal 2008 of $6,480, compared to income before provision for income taxes in the second quarter of fiscal 2007 of $0.5 million. The Company did not record a tax provision for the three-months ended December 31, 2007, compared to a tax provision of $0.2 million for the three months ended December 31, 2006.

Net income for the second quarter of fiscal 2008 was $6,480 or $0.00 per basic and diluted share compared to net income of $0.3 million or $0.04 per basic and diluted share for the second quarter of fiscal 2007. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the second quarters of fiscal 2008 and 2007 were 7,883,577 and 7,877,120 shares respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the second quarters of fiscal 2008 and fiscal 2007 were 8,130,901 and 8,059,573 shares, respectively.

Six Months ended December 31, 2007 compared to six months ended December 31, 2006.

Allied had net sales of $27.7 million for the six months ended December 31, 2007, down $1.1 million, or 3.8%, from net sales of $28.8 million in the prior year same period. The overall sales decrease is primarily due to lower customer purchase order releases. Customer orders were $0.2 million lower than in the prior year same period, however, customer purchase order releases were $0.9 million lower than in the prior year same period. Purchase order release times depend on the scheduling practices of individual customers and do vary over time.

 Sales for the six months ended December 31, 2007 include $232,500 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Sales for the six months ended December 31, 2007 also include $549,000 as a result of product development activities to pursue development of a new carbon dioxide absorption product. The agreement with Abbott provides for Abbott to pay Allied up to $2,150,000 in product development cost to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.

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

Domestic sales were down 6.4% from the first six months of the prior year, while international business, which represented 19.8% of the first six months of sales, was up 10.0%. Orders for the Company’s products for the six months ended December 31, 2007 of $26.9 million were $0.2 million or 0.7% lower than orders for the prior year same period of $27.1 million. International orders are down 8.2% over the prior year same period while domestic orders are up 0.8% over the prior year same period. The Company believes that the decrease in international orders, primarily for international construction projects, is a result of order timing, and is not reflective of a loss of market share.

Gross profit for the six months ended December 31, 2007 was $6.1 million, or 21.9% of net sales, compared to $7.0 million, or 24.5% of net sales, for the six months ended December 31, 2006. The decrease in gross profit as a percent of sales is primarily due to lower sales volume and a decrease in inventory. The lower level of sales combined with the $1.2 million decrease in inventory results in less effective utilization of the Company’s manufacturing capacity and the fixed expenses associated with that capacity. Cost of sales for the six months ended December 31, 2007 also included $549,000 as a result of product development of a new carbon dioxide absorption product.

Selling, general and administrative expenses for the six months ended December 31, 2007 were $6.0 million, a net decrease of $0.3 million, or 4.8%, from $6.3 million for the six months ended December 31, 2006. Salaries and benefits decreased by $0.1 million from the prior year primarily as a result of employee turnover. There have not been changes in staffing levels over the prior year. The decrease in selling, general and administrative expense also includes a decrease of approximately $0.1 million for relocation expense and a $0.1 million decrease in research and development expenses.

Income from operations was $0.1 million for the six months ended December 31, 2007 compared to $0.8 million for the six months ended December 31, 2006. Interest income was $84,096 for the six months ended December 31, 2007 compared to interest income of $56,228 for the six months ended December 31, 2006. Allied had income before provision for income taxes for the first six months of fiscal 2008 of $0.2 million, compared to income before provision for income taxes for the first six months of fiscal 2007 of $0.9 million. The Company recorded a tax provision of $0.1 million for the six-month period ended December 31, 2007, versus a tax provision of $0.4 million for the six-month period ended December 31, 2006.

In fiscal 2008, the net income for the first six months was $0.1 million or $0.01 per basic and diluted share compared to net income of $0.5 million or $0.06 per basic and diluted share for the first six months of fiscal 2007. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the first six months of fiscal 2008 and 2007 were 7,883,577 and 7,868,512 shares, respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the first six months of fiscal 2008 and fiscal 2007 were 8,122,607 and 8,064,650 shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

The Company’s working capital was $17.4 million at December 31, 2007 compared to $17.3 million at June 30, 2007. Cash and cash equivalents increased by $1.1 million. Other current assets increased $0.2 million as a result of an increase in prepaid insurance and accrued liabilities decreased $0.6 million. Accounts payable decreased $0.3 million and deferred income taxes decreased $0.2 million. At December 31, 2007 these increases in working capital were offset by a decrease in inventory of $1.2 million and $1.1 million decrease in accounts receivable to $6.2 million at December 31, 2007, due to a decrease in sales. Accounts receivable as measured in days of sales outstanding (“DSO”) decreased to 38 DSO at December 31, 2007, down from 45 DSO at June 30, 2007.

On September 1, 2005, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with the amendment to the Company’s credit facility, the Bank extended the maturity on the Company’s revolving credit facility from April 24, 2007 to September 1, 2008. Based on the Company’s current level of debt, and performance, debt would bear interest at the Bank’s prime rate. The prime rate was 7.25% on December 31, 2007. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company’s funded debt to EBITDA exceeds 2.5. The amended credit facility also provides the Company with a rate of LIBOR plus 1.75%, at the Company’s option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company’s fixed charge coverage ratio. The 90-day LIBOR rate was 4.73% at December 31, 2007.

At December 31, 2007 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the financial covenants associated with its credit facility at December 31, 2007.

In the event that economic conditions were to severely worsen for a protracted period of time, we believe that our borrowing capacity under our credit facilities will provide sufficient financial flexibility. The Company would have options available to ensure liquidity in addition to increased borrowing. Capital expenditures, which are budgeted at $1.5 million for the fiscal year ended June 30, 2008, could be postponed. At December 31, 2007, the Company had no bank debt. Based on the Company’s current level of debt, and performance, debt would bear interest at the Bank’s prime rate. The Company’s agreement with the Bank does include provisions for higher interest rates at higher debt levels and different levels of Company performance.

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

The Company adopted FIN 48 as of July 1, 2007. The cumulative effect of adopting FIN 48 has been recorded as a net decrease to retained earnings of $111,143. On the date of adoption of FIN 48, and December 31, 2007, the Company had approximately $220,000 of unrecognized tax benefits. Of the unrecognized tax benefits at December 31, 2007, approximately $82,000 would impact the Company’s effective income tax rate if recognized.

The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for the fiscal years ended June 30, 2005 and 2006 in the third quarter of fiscal 2007. The examination is anticipated to be complete by the end of fiscal 2008. As of December 31, 2007 the IRS has discussed certain potential adjustments with the Company. Management is currently evaluating those potential adjustments to determine if it agrees, but if accepted the Company does not anticipate the adjustments would result in a material change in its financial position. Due to the ongoing IRS examination, the Company anticipates that it is reasonably possible that the unrecognized tax benefits may increase or decrease, but are unable to reasonably estimate the range.

The Company’s federal income tax returns for the tax fiscal years 2004 and after remain subject to examination. The various states in which the Company is subject to income tax are generally open for the tax fiscal years 2004 and after.

The Company classifies interest expenses on taxes payable as interest expense. The Company classifies penalties as a component of other expenses. The total interest and penalty expense related to tax uncertainties recognized for the three and six months ended December 31, 2007 were approximately $5,000 and $10,000, respectively. Accrued interest and penalties of $75,000 related to income tax uncertainties were recognized as a component of other noncurrent liabilities at December 31, 2007.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

At December 31, 2007, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the commercial bank’s “floating reference rate” or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at December 31, 2007. Allied Healthcare Products has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) As of December 31, 2007, the Company, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures were effective as of December 31, 2007.

(b) There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 8, 2008