Form 10-Q
period 2008-03-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2008-05-12
CIK 874710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

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
Yes      ☑     No      ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      ☐      No     ☑
     The number of shares of common stock outstanding at May 2, 2008 is 7,883,577 shares.

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

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
Net sales	$13,943,852	$13,703,784	$41,671,485	$42,455,176
Cost of sales	10,779,631	10,251,494	32,428,408	31,966,606

Gross profit	3,164,221	3,452,290	9,243,077	10,488,570

Selling, general and administrative expenses	3,013,413	3,003,928	8,988,810	9,286,343

Income from operations	150,808	448,362	254,267	1,202,227

Interest income	(13,928)	(25,844)	(92,874)	(82,071)
Other, net	9,241	9,328	35,504	(34,551)

	(4,687)	(16,516)	(57,370)	(116,622)

Income before provision for income taxes	155,495	464,878	311,637	1,318,849

Provision for income taxes	55,824	187,198	118,421	546,381

Net income	$99,671	$277,680	$193,216	$772,468

Basic earnings per share	$0.01	$0.04	$0.02	$0.10

Diluted earnings per share	$0.01	$0.03	$0.02	$0.10

Weighted average shares outstanding — basic	7,883,577	7,883,577	7,883,577	7,873,460

Weighted average shares outstanding — diluted	8,122,888	8,077,696	8,117,684	8,071,832
See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
ASSETS

	(Unaudited)
	March 31,	June 30,
	2008	2007
Current assets:
Cash and cash equivalents	$3,849,144	$3,638,870
Accounts receivable, net of allowances of $340,000 and $460,000, respectively	7,146,268	7,251,767
Inventories, net	11,587,283	12,999,472
Other current assets	451,250	275,254

Total current assets	23,033,945	24,165,363

Property, plant and equipment, net	10,223,948	10,677,000
Goodwill	15,979,830	15,979,830
Other assets, net	559,100	496,127

Total assets	$49,796,823	$51,318,320

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	March 31,	June 30,
	2008	2007
Current liabilities:
Accounts payable	$2,231,057	$3,040,313
Other accrued liabilities	2,254,815	2,508,820
Deferred income taxes	633,173	882,001
Deferred revenue	465,000	465,000

Total current liabilities	5,584,045	6,896,134

Deferred revenue	1,588,750	1,937,500

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,187,069 shares issued at March 31, 2008 and June 30, 2007; 7,883,577 shares outstanding at March 31, 2008 and June 30, 2007	101,871	101,871
Additional paid-in capital	47,498,432	47,441,163
Retained earnings	15,755,153	15,673,080
Less treasury stock, at cost; 2,303,492 shares at March 31, 2008 and June 30, 2007	(20,731,428)	(20,731,428)

Total stockholders’ equity	42,624,028	42,484,686

Total liabilities and stockholders’ equity	$49,796,823	$51,318,320

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$193,216	$772,468
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	964,454	922,901
Stock based compensation	57,269	55,243
Provision for doubtful accounts and sales returns and allowances	(110,894)	(31,882)
Deferred tax benefit	(22,908)	(19,237)
Loss on disposition of equipment	5,228	—

Changes in operating assets and liabilities:
Accounts receivable	216,393	680,173
Inventories	1,412,189	(1,295,028)
Other current assets	(175,996)	(144,900)
Accounts payable	(809,256)	185,355
Deferred revenue	(348,750)	(348,750)
Other accrued liabilities	(626,474)	(396,857)

Net cash provided by operating activities	754,471	379,486

Cash flows from investing activities:
Capital expenditures	(509,197)	(471,049)
Purchase of intangible asset	(35,000)	—

Net cash used in investing activities	(544,197)	(471,049)

Cash flows from financing activities:
Stock options exercised	—	81,090
Excess tax benefit from exercise of stock options	—	28,424

Net cash provided by financing activities	—	109,514

Net increase in cash and cash equivalents	210,274	17,951
Cash and cash equivalents at beginning of period	3,638,870	2,696,324

Cash and cash equivalents at end of period	$3,849,144	$2,714,275

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
     The Company adopted FIN 48 as of July 1, 2007. The cumulative effect of adopting FIN 48 has been recorded as a net decrease to retained earnings of $111,143. On the date of adoption of FIN 48, the Company had approximately $220,000 of unrecognized tax benefits.
     The Internal Revenue Service (IRS) recently concluded an examination of the Company’s U.S. income tax returns for the fiscal years ended June 30, 2005 and 2006. Management has agreed to accept the adjustments proposed by the IRS and as a result there are minimal uncertain tax benefits as of March 31, 2008 and the liability previously established for uncertain tax positions, interest and penalties has been reclassified to income taxes payable. Additionally, approximately $86,000 of deferred tax liabilities have been reclassified to income taxes payable. No additional amounts were recorded to income tax expense as a result of the IRS examination.
     The Company’s federal income tax return for the tax fiscal year 2007 remains subject to examination. The various states in which the Company is subject to income tax are generally open for the tax fiscal years 2005 and after.

     The Company classifies interest expenses on taxes payable as interest expense. The Company classifies penalties as a component of other expenses. The total interest and penalty expense related to tax uncertainties recognized for the three and nine months ended March 31, 2008 were approximately $0 and $10,000, respectively. Accrued interest and penalties of $75,000 related to previous uncertain tax positions is reflected as a component of other current liabilities at March 31, 2008.
2. Inventories
     Inventories are comprised as follows:

	March 31, 2008	June 30, 2007
Work-in progress	$1,075,502	$742,890
Raw materials and component parts	7,373,523	8,544,226
Finished goods	4,165,125	4,812,220
Reserve for obsolete and excess inventory	(1,026,867)	(1,099,864)

	$11,587,283	$12,999,472

3. Earnings per share
     Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic shares outstanding for the three months ended March 31, 2008 and 2007 were 7,883,577. The number of diluted shares outstanding for the three months ended March 31, 2008 and 2007 was 8,122,888 and 8,077,696 respectively. The number of basic shares outstanding for the nine months ended March 31, 2008 and 2007 was 7,883,577 and 7,873,460 respectively. The number of diluted shares outstanding for the nine months ended March 31, 2008 and 2007 was 8,117,684 and 8,071,832 respectively.
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
5. Financing
     On September 1, 2005, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with the amendment to the Company’s credit facility, the Bank extended the maturity on the Company’s revolving credit facility from April 24, 2007 to September 1, 2008. Based on the Company’s current level of debt, and performance, debt would bear interest at the Bank’s prime rate. The prime rate was 5.25% on March 31, 2008. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company’s funded debt to EBITDA exceeds 2.5. The amended credit facility also provides the Company with a rate of LIBOR plus 1.75%, at the Company’s option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company’s fixed charge coverage ratio. The 90-day LIBOR rate was 2.70% at March 31, 2008.
     At March 31, 2008 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.
     The Company was in compliance with all of the financial covenants associated with its credit facility at March 31, 2008.
6. Baralyme® Agreement
     A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories (“Abbott”), with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Three Months ended		Nine Months ended
	March 31,		March 31,
	2008	2007	2008	2007
Beginning balance	$2,170,000	$1,705,000	$2,402,500	$1,937,500

Payment Received from Abbott Laboratories	—	—	—	—

Revenue recognized as net sales	(116,250)	(116,250)	(348,750)	(348,750)

	2,053,750	1,588,750	2,053,750	1,588,750

Less — Current portion of deferred revenue	(465,000)	(465,000)	(465,000)	(465,000)

	$1,588,750	$1,123,750	$1,588,750	$1,123,750

     In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of March 31, 2008; $952,000 has been received, and $573,000 is receivable, as a result of product development activities. For the three and nine months ended March 31, 2008; $122,000 and $671,000, have been included in Net Sales, respectively. For the three and nine months ended March 31, 2008; $122,000 and $671,000 have been included in Cost of Sales, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Three Months ended March 31, 2008 compared to three months ended March 31, 2007.
     Allied had net sales of $13.9 million for the three months ended March 31, 2008, up $0.2 million, or 1.5%, from net sales of $13.7 million in the prior year same quarter. Customer purchase order releases were $0.9 million higher than in the prior year same quarter. Additionally, customer orders were $0.1 million higher than the prior year same quarter. Purchase order release times depend on the scheduling practices of individual customers, and do vary over time.

     Domestic sales were up 1.2% from the prior year same quarter, while international business, which represented 20.1% of third quarter sales, was up 4.0%. Orders for the Company’s products for the three months ended March 31, 2008 of $13.4 million were $0.1 million or 0.8% higher than orders for the prior year same quarter of $13.3 million. Domestic orders are up 6.6% over the prior year same quarter while international orders which represented 19.4% of third quarter orders, were down 17.1%. The Company believes that the decrease in international orders is a result of order timing, and is not reflective of a loss of market share.
     Sales for the three months ended March 31, 2008 include $116,250 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Sales for the three months ended March 31, 2008 also include $122,000 as a result of product development activities to pursue development of a new carbon dioxide absorption product. The agreement with Abbott provides for Abbott to pay Allied up to $2,150,000 in product development cost to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.
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
     Gross profit for the three months ended March 31, 2008 was $3.2 million, or 23.0% of net sales, compared to $3.5 million, or 25.5% of net sales, for the three months ended March 31, 2007. Increases in material cost negatively impacted gross margins during the third quarter of fiscal 2008. Material cost during the third quarter was approximately 1.5% higher than in the third quarter of the prior year. Labor costs are approximately 3% higher than in the prior year due to contractual increases with the bargaining unit. The decrease in gross profit as a percent of sales is also partially due to lower production levels versus the prior year related to a decrease in inventory levels for the quarter. Lower production levels result in less effective utilization of the Company’s manufacturing capacity and the fixed expenses associated with that capacity. Cost of sales for the three months ended March 31, 2008 also included $122,000 as a result of product development of a new carbon dioxide absorption product.
     Selling, general and administrative expenses for the three months ended March 31, 2008 were $3.0 million, unchanged from the prior year same quarter. Legal expenses decreased by approximately $223,000, as open product liability claims were settled in the prior year. This decrease has been offset by several factors, including a $67,000 increase in recruiting and relocation expenses from the prior year same quarter, and a $74,000 increase in salaries and benefits. In addition, auditing and accounting professional fees increased by $81,000 from the prior year same quarter as a result of the IRS examination of the Company’s U.S. income tax returns for the fiscal years ended June 30, 2005 and 2006, and the increased cost of Sarbanes-Oxley compliance.
     Income from operations was $0.2 million for the three months ended March 31, 2008 compared to income from operations of $0.4 million for the three months ended March 31, 2007. Interest income was $13,928 for the three months ended March 31, 2008 compared to interest income of $25,844 for the three months ended March 31, 2007. Allied had income before provision for income taxes in the third quarter of fiscal 2008 of $0.2 million, compared to income before provision for income taxes in the third quarter of fiscal 2007 of $0.5 million. The Company recorded a tax provision of $0.1 million for the three-months ended March 31, 2008, compared to a tax provision of $0.2 million for the three months ended March 31, 2007.
     Net income for the third quarter of fiscal 2008 was $0.1 million or $0.01 per basic and diluted share compared to net income of $0.3 million or $0.04 per basic and $0.03 per diluted share for the third quarter of fiscal 2007. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the third quarters of fiscal 2008 and 2007 were 7,883,577. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the third quarters of fiscal 2008 and fiscal 2007 were 8,122,888 and 8,077,696 shares, respectively.
Nine Months ended March 31, 2008 compared to nine months ended March 31, 2007.
     Allied had net sales of $41.7 million for the nine months ended March 31, 2008, down $0.8 million, or 1.9%, from net sales of $42.5 million in the prior year same period. The overall sales decrease is primarily due to Company production and shipping performance. The Company believes these production problems have been resolved. Customer orders were $0.1 million lower than in the prior year same period, however, customer purchase order releases were unchanged compared to the prior year same period.
     Domestic sales were down 4.0% from the first nine months of the prior year, while international business, which represented 19.9% of the first nine months of sales, was up 7.9%. Orders for the Company’s products for the nine months ended March 31, 2008 of $40.3 million were $0.1 million or 0.2% lower than orders for the prior year same period of $40.4 million. International orders are down 11.6% from the prior year same period while domestic orders are up 2.6% over the prior year same period. The Company believes that the decrease in international orders is a result of order timing, and is not reflective of a loss of market share.

     Sales for the nine months ended March 31, 2008 include $348,750 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Sales for the nine months ended March 31, 2008 also include $671,000 as a result of product development activities to pursue development of a new carbon dioxide absorption product. The agreement with Abbott provides for Abbott to pay Allied up to $2,150,000 in product development cost to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.
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
     Gross profit for the nine months ended March 31, 2008 was $9.2 million, or 22.1% of net sales, compared to $10.5 million, or 24.7% of net sales, for the nine months ended March 31, 2007. The decrease in gross profit as a percent of sales is primarily due to lower sales volume and decreases in inventory. The lower level of sales combined with the $1.4 million decrease in inventory results in less effective utilization of the Company’s manufacturing capacity and the fixed expenses associated with that capacity. Cost of sales for the nine months ended March 31, 2008 also included $671,000 as a result of product development of a new carbon dioxide absorption product.
     Selling, general and administrative expenses for the nine months ended March 31, 2008 were $9.0 million, a net decrease of $0.3 million, or 3.2%, from $9.3 million for the nine months ended March 31, 2007. Legal fees decreased by $260,000 from the prior year; research and development outside charges decreased $93,000; and relocation expenses decreased $67,000. These decreases in expense have been partially offset by an increase of $148,000 in auditing and accounting professional fees as a result of the IRS examination of the Company’s U.S. income tax returns for the fiscal years ended June 30, 2005 and 2006, and the increased cost of Sarbanes-Oxley compliance.
     Income from operations was $0.3 million for the nine months ended March 31, 2008 compared to $1.2 million for the nine months ended March 31, 2007. Interest income was $92,874 for the nine months ended March 31, 2008 compared to interest income of $82,071 for the nine months ended March 31, 2007. Allied had income before provision for income taxes for the nine months of fiscal 2008 of $0.3 million, compared to income before provision for income taxes for the nine months of fiscal 2007 of $1.3 million. The Company recorded a tax provision of $0.1 million for the nine-

month period ended March 31, 2008, versus a tax provision of $0.5 million for the nine-month period ended March 31, 2007.
     In fiscal 2008, net income for the nine months ending was $0.2 million or $0.02 per basic and diluted share compared to net income of $0.8 million or $0.10 per basic and diluted share for the same period of the prior year. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the nine months ending of fiscal 2008 and 2007 were 7,883,577 and 7,873,460 shares, respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the nine months ending of fiscal 2008 and fiscal 2007 were 8,117,684 and 8,071,832 shares, respectively.
LIQUIDITY AND CAPITAL RESOURCES
     The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.
     The Company’s working capital was $17.4 million at March 31, 2008 compared to $17.3 million at June 30, 2007. Cash and cash equivalents increased by $0.2 million. Other current assets increased $0.2 million and accrued liabilities decreased $0.3 million. Accounts payable decreased $0.8 million and deferred income taxes decreased $0.2 million. At March 31, 2008 these increases in working capital were offset by a decrease in inventory of $1.4 million and $0.1 million decrease in accounts receivable to $7.1 million at March 31, 2008. The Company does not believe there will be further decreases in inventory levels, given current demand. Accounts receivable as measured in days of sales outstanding (“DSO”) decreased to 41 DSO at March 31, 2008, down from 45 DSO at June 30, 2007.
     On September 1, 2005, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with the amendment to the Company’s credit facility, the Bank extended the maturity on the Company’s revolving credit facility from April 24, 2007 to September 1, 2008. Based on the Company’s current level of debt, and performance, debt would bear interest at the Bank’s prime rate. The prime rate was 5.25% on March 31, 2008. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company’s funded debt to EBITDA exceeds 2.5. The amended credit facility also provides the Company with a rate of LIBOR plus 1.75%, at the Company’s option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company’s fixed charge coverage ratio. The 90-day LIBOR rate was 2.70% at March 31, 2008.
     At March 31, 2008 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.
     The Company was in compliance with all of the financial covenants associated with its credit facility at March 31, 2008.

     In the event that economic conditions were to severely worsen for a protracted period of time, we believe that our borrowing capacity under our credit facilities will provide sufficient financial flexibility. The Company would have options available to ensure liquidity in addition to increased borrowing. Capital expenditures, which are budgeted at $1.5 million for the fiscal year ended June 30, 2008, could be postponed. At March 31, 2008, the Company had no bank debt. Based on the Company’s current level of debt, and performance, debt would bear interest at the Bank’s prime rate. The Company’s agreement with the Bank does include provisions for higher interest rates at higher debt levels and different levels of Company performance.
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
     The Company adopted FIN 48 as of July 1, 2007. The cumulative effect of adopting FIN 48 has been recorded as a net decrease to retained earnings of $111,143. On the date of adoption of FIN 48, the Company had approximately $220,000 of unrecognized tax benefits.
     The Internal Revenue Service (IRS) recently concluded an examination of the Company’s U.S. income tax returns for the fiscal years ended June 30, 2005 and 2006. Management has agreed to accept the adjustments proposed by the IRS and as a result there are minimal uncertain tax benefits as of March 31, 2008 and the liability previously established for uncertain tax positions, interest and penalties has been reclassified to income taxes payable. Additionally, approximately $86,000 of deferred tax liabilities have been reclassified to income taxes payable. No additional amounts were recorded to income tax expense as a result of the IRS examination.

     The Company’s federal income tax return for the tax fiscal year 2007 remains subject to examination. The various states in which the Company is subject to income tax are generally open for the tax fiscal years 2005 and after.
     The Company classifies interest expenses on taxes payable as interest expense. The Company classifies penalties as a component of other expenses. The total interest and penalty expense related to tax uncertainties recognized for the three and nine months ended March 31, 2008 were approximately $0 and $10,000, respectively. Accrued interest and penalties of $75,000 related to previous uncertain tax positions is reflected as a component of other current liabilities at March 31, 2008.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     At March 31, 2008, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the commercial bank’s “floating reference rate” or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.
     The Company had no holdings of derivative financial or commodity instruments at March 31, 2008. Allied Healthcare Products has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     (a) As of March 31, 2008, the Company, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures were effective as of March 31, 2008.
     (b) There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 6. Exhibits
(a) Exhibits:
31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

32.2	Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

99.1	Press Release dated May 12, 2008 announcing third quarter earnings*

*	Notwithstanding any incorporation of this Quarterly Report on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED HEALTHCARE PRODUCTS, INC.

/s/ Daniel C. Dunn

Daniel C. Dunn
Chief Financial Officer

Date: May 12, 2008