Form 10-K
period 2008-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2008-09-26
CIK 874710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12 b-2).  Yes. ☐     No. ☑

As of December 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $33,450,101.

As of September 19, 2008, there were 7,900,077 shares of common stock, $0.01 par value (the “Common Stock”), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be dated October 10, 2008 (portion) (Part III)

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

Markets and Products

In fiscal 2008, respiratory care products, medical gas equipment and emergency medical products represented approximately 25%, 55% and 20%, respectively, of the Company’s net sales. In fiscal 2007, respiratory care products, medical gas equipment and emergency medical products represented approximately 25%, 58%, and 17%, respectively, of the Company’s net sales. The Company operates in a single industry segment and its principal products are described in the following table:

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

The international specialists sell all Allied products within their territory. Allied’s net sales to foreign markets totaled 19% of the Company’s net sales in fiscal 2008, 18% of the Company’s net sales in fiscal 2007, and 18% of the Company’s net sales in fiscal 2006. International sales are made through a network of dealers, agents and U.S. exporters who distribute the Company’s products throughout the world. Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East.

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

During fiscal year 2008 the Autovent 4000 family of ventilators were released for production. These ventilators add models with new features to the existing Autovent line.

The research and development group has also completed the design and released to production the EPV100 ventilator. This ventilator has been designed to meet the needs of the mass casualty and pandemic markets.

As part of the agreement relating to the withdrawal of the Baralyme® product in August 2004, Abbott Laboratories agreed to pay to Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. It is

Allied’s intention to pursue development of a new carbon dioxide absorption product. As of June 30, 2008 the Company had spent $2,050,000 to pursue development of a new carbon dioxide absorbent. As of June 30, 2008 the Company had been reimbursed $1,525,000 by Abbott. More detailed information concerning this agreement is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s medical device manufacturing facilities are registered with the FDA, and have received ISO 9001 Certification for the St. Louis facility and certification under the Medical Device Directive (MDD — European) for certain products in 1998. The Company is subject to audit by the FDA, ISO, and European auditors for compliance with the Good Manufacturing Practices (“GMP”), the ISO and MDD regulations for medical devices. These regulations require the Company to manufacture its products and maintain its products and documentation in a prescribed manner with respect to design, manufacturing, testing and control activities. The Company also is subject to the registration and inspection requirements of state regulatory agencies.

There can be no assurance that any required FDA or other governmental approval will be granted, or, if granted, will not be withdrawn. Governmental regulation may prevent or substantially delay the marketing of the Company’s proposed products and cause the Company to undertake costly procedures. In addition, the extent of potentially adverse government regulation that might arise from future administrative action or legislation cannot be predicted. Any failure to obtain, and maintain, such approvals could adversely affect the Company’s ability to market its products.

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Medical products shipped to the European Community generally require CE certification. The letters ‘CE’ are an abbreviation of Conformité Européenne, French for European conformity. Whether or not FDA approval has been obtained, approval of a device by a comparable regulatory authority of a foreign country generally must be obtained prior to the commencement of marketing in those countries. The time required to obtain such approvals may be longer or shorter than that required for FDA approval. In addition, FDA approval may be required under certain circumstances to export certain medical devices.

The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protections, fire hazard control and disposal of hazardous or potentially hazardous substances.

Patents, Trademarks and Proprietary Technology

The company owns and maintains patents on several products it believes is useful to the business and provides the company with an advantage over its competitors. During fiscal 2008 the company continued to pursue patents on the construction alarm, Resuscitimer, Mask Restraint system and the EPV100 ventilator.

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

Employees

At June 30, 2008, the Company had approximately 371 full-time employees. Approximately 244 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2009.

Executive Officers of the Registrant

This section provides information regarding the executive officers of the Company who are appointed by and serve at the pleasure of the Board of Directors:

Name	Age	Position

Earl R. Refsland	65	Director, President and Chief Executive Officer(1)
Richard A. Setzer	52	Vice President of Sales & Marketing(2)
Eldon P. Rosentrater	54	Vice President of Administration & Corporate Planning(3)
Robert B. Harris	51	Vice President of Operations(4)
Daniel C. Dunn	49	Vice President of Finance, Chief Financial Officer, Secretary & Treasurer(5)

(1)	Mr. Refsland has been Director, President and Chief Executive Officer of the Company since September, 1999.

(2)	Mr. Setzer was Vice President — Sales and Marketing of the Company since November 1, 2005. He previously held the position of Global Integration Manager for the Health Imaging Division of Eastman Kodak from 2003 to 2005. Prior to that time, Mr. Setzer held the position of Vice President of Sales at Fuji Medical Systems USA from 2002 to 2003. Mr. Setzer resigned from his position with Allied Healthcare Products, Inc. effective August 1, 2008.

(3)	Mr. Rosentrater has been Vice President-Administration/Corporate Planning of the Company since March, 2003. He previously held the position of Vice President — Operations from October 1999 to 2003. Prior to that time, Mr. Rosentrater held the positions of Assistant to the President from 1998 to 1999; Director of Information Technologies from 1995 to 1998; Director of Business Development from 1993 to 1995 and Group Product Manager from 1989 to 1993.

(4)	Mr. Harris has been Vice President — Operations since July, 2006. He previously held the positions for Command Medical Products, Inc. of Vice President — Operations from January 2002 to January 2006 and Director of Operations from October 1999 to December 2001. Prior to that time, Mr. Harris held the position of Plant Manager for Sherwood Medical, a subsidiary of Tyco Healthcare from 1997 to 1999.

(5)	Mr. Dunn has been Vice President — Finance, Chief Financial Officer, Secretary and Treasurer since July, 2001. He previously held the position of Director of Finance at MetalTek International from 1998 to 2001. Prior to that time, Mr. Dunn held the position of Corporate Controller at Allied Healthcare Products, Inc. from 1994 to 1998.

Item 1A.	Risk Factors

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

The Company is subject to the reporting requirements of federal securities laws, including the Sarbanes-Oxley Act of 2002. Among other requirements, the Sarbanes-Oxley Act requires that the Company maintain effective disclosure controls and procedures and internal control over financial reporting. The Company has, and expects to continue to, expend significant management time and resources maintaining documentation and testing internal control over financial reporting. While management’s evaluation as of June 30, 2008 resulted in the conclusion that the Company’s internal control over financial reporting was effective as of that date, the Company cannot predict the outcome of testing in future periods. If we are not able to continue to comply with the requirements of Section 404 in a timely manner, we could be subject to scrutiny by regulatory authorities, such as the SEC or the NASDAQ National Market, and the trading price of our stock could decline. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important in helping us to prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

The Company’s headquarters are located in St. Louis, Missouri and the Company maintains manufacturing facilities in Missouri and New York. Set forth below is certain information with respect to the Company’s manufacturing facilities at June 30, 2008.

	Square Footage
Location	(Approximate)	Owned/Leased	Activities/Products

St. Louis, Missouri	270,000	Owned	Headquarters; medical gas equipment; respiratory care products; emergency medical products
Stuyvesant Falls, New York	30,000	Owned	CO2 absorbent

In addition, the Company owns a 16.8-acre parcel of undeveloped land in Stuyvesant Falls, New York.

Item 3.	Legal Proceedings

Product liability lawsuits are filed against the Company from time to time for various injuries alleged to have resulted from defects in the manufacture and/or design of the Company’s products. . Several such proceedings are currently pending, which are not expected to have a material adverse effect on the Company. The Company maintains comprehensive general liability insurance coverage which it believes to be adequate for the continued operation of its business, including coverage of product liability claims.

In addition, from time to time the Company’s products may be subject to product recalls in order to correct design or manufacturing flaws in such products. The Company intends to continue to conduct business in such a manner as to avert any FDA action seeking to interrupt or suspend manufacturing or require any recall or modification of products.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Allied Healthcare Products, Inc. trades on the NASDAQ National Market under the symbol AHPI. As of September 12, 2008, there were 185 record owners of the Company’s Common Stock. The following tables summarize information with respect to the high and low closing prices for the Company’s Common Stock as listed on the NASDAQ National market for each quarter of fiscal 2008 and 2007, respectively. The Company currently does not pay any dividend on its Common Stock.

Common Stock Information

2008	High	Low

September quarter	$6.76	$5.05
December quarter	$7.25	$5.85
March quarter	$7.25	$6.00
June quarter	$7.27	$6.00

2007	High	Low

September quarter	$5.72	$5.00
December quarter	$5.37	$5.07
March quarter	$6.19	$5.05
June quarter	$6.95	$6.05

Item 6.	Selected Consolidated Financial Data

	Year ended June 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Consolidated Statement of Operations Data
Net sales	$56,364	$56,501	$57,546	$56,120	$59,103
Cost of sales	43,006	42,028	43,293	41,669	42,748
Gross profit	13,358	14,473	14,253	14,451	16,355
Selling, general and administrative expenses	12,085	12,052	12,113	11,843	12,660
Income from operations	1,273	2,421	2,140	2,608	3,695
Interest expense	20	—	—	123	550
Interest income	(138)	(111)	(53)	—	—
Other, net	60	(24)	37	43	8
Income before provision for income taxes	1,331	2,556	2,156	2,442	3,136
Provision for income taxes(1)	449	914	507	101	1,261
Net income	$882	$1,642	$1,649	$2,341	$1,875
Basic earnings per share	$0.11	$0.21	$0.21	$0.30	$0.24
Diluted earnings per share	$0.11	$0.20	$0.20	$0.29	$0.23
Basic weighted average common shares outstanding	7,884	7,876	7,841	7,822	7,816
Diluted weighted average common shares outstanding	8,120	8,085	8,066	8,081	7,985

	June 30,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data
Working capital	$18,291	$17,269	$14,644	$12,250	$10,992
Total assets	52,258	51,318	49,330	46,097	47,029
Short-term debt(2)	—	—	—	—	1,245
Long-term debt (net of current portion)(2)	—	—	—	—	2,366
Stockholders’ equity	43,339	42,485	40,660	38,862	36,453

(1)	See Note 5 to the June 30, 2008 Consolidated Financial Statements for further discussion of the Company’s effective tax rate.

(2)	See Note 3 to the June 30, 2008 Consolidated Financial Statements for further discussion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue recognition:

Revenue is recognized for all sales, including sales to agents and distributors, at the time products are shipped and title has transferred, provided that a purchase order has been received or a contract executed, there are not uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is reasonably assured. Sales discounts, returns and allowances are included in net sales, and the provision for doubtful accounts is included in selling, general and administrative expenses. Additionally, it is the Company’s practice to include revenues generated from freight billed to customers in net sales with corresponding freight expense included in cost of sales in the consolidated statement of operations.

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

Allied does offer limited warranties on its products. The standard warranty period is one year; however, most claims occur within the first six months. The Company’s cost of providing warranty service for its products for the years ended June 30, 2008, June 30, 2007, and June 30, 2006 was $62,954, $118,967, and $114,181, respectively. The related liability for warranty service amounted to $86,343 and $112,907 at June 30, 2008 and 2007, respectively.

Inventory reserve for obsolete and excess inventory:

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. This analysis considers those identified inventory items to determine, in management’s best estimate, if parts can be used beyond one year, if there are alternate uses or at what values such parts may be disposed for. At June 30, 2008 and 2007, inventory is recorded net of a reserve for obsolete and excess inventory of $1.3 million and $1.1 million, respectively.

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

Accounts receivable net of allowances:

Accounts receivable are recorded net of an allowance for doubtful accounts, which is determined based on an analysis of past due accounts including accounts placed with collection agencies, and an allowance for returns and credits, which is based on historical analysis of credit memo data and returns. At June 30, 2008 and 2007, accounts receivable is recorded net of allowances of $0.3 and $0.5 million, respectively.

Goodwill:

At June 30, 2008 and 2007, the Company has goodwill of $15,979,830, resulting from the excess of the purchase price over the fair value of net assets acquired in business combinations. During fiscal 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which establishes new accounting and reporting standards for purchase business combinations and goodwill. As provided by SFAS No. 142, the Company ceased amortizing goodwill on July 1, 2001.

The Company conducts a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. The annual impairment test did not indicate an impairment of goodwill at June 30, 2008 or June 30, 2007.

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

Self-insurance:

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2008 and 2007, the Company had $300,000 and $325,000 respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

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

In consideration of the foregoing, Abbott agreed to pay Allied an aggregate of $5,250,000 of which $1,530,000 was paid on September 30, 2004 and the remainder payable in four equal annual installments of $930,000 due on July 1, 2005 through July 1, 2008. The installment due on July 1, 2008 was received by Allied on June 19, 2008. Therefore, there are no further payments due from Abbott as of June 30, 2008.

The payments received from Abbott are being recognized into income, as net sales, over the eight-year term of the agreement. Allied has no further obligations under this agreement which would require the Company to repay these amounts or otherwise impact this accounting treatment. During the year ended June 30, 2008, $465,000 was recognized into income as net sales.

A reconciliation of deferred revenue resulting from the agreement with Abbott, with the amounts received under the agreement, and amounts recognized as net sales for fiscal years 2008 and 2007 is as follows:

	Twelve Months Ended
	June 30,
	2008	2007

Beginning balance	$2,402,500	$1,937,500
Payment Received from Abbott Laboratories	930,000	930,000
Revenue recognized as net sales	(465,000)	(465,000)

	2,867,500	2,402,500

Less — Current portion of deferred revenue	(690,000)	(465,000)

	$2,177,500	$1,937,500

In 2004, Allied’s sales of Baralyme® were approximately $2.0 million and contributed approximately $0.6 million in pre-tax earnings and cash flow from operations. The majority of the $5,250,000 Allied has received from Abbott will be recognized into income over the eight-year term of the agreement. The net cash flow realized by Allied under the agreement with Abbott is substantially equivalent to the net cash flow Allied would have expected to realize from continued manufacture and sales of Baralyme® during the initial five years of the period.

Results of Operations

Allied manufactures and markets respiratory products, including respiratory care products, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts and percentages of net sales attributable to respiratory care products, medical gas equipment and emergency medical products for the fiscal years ended June 30, 2008, 2007, and 2006.

	Year ended
	June 30, 2008
		% of
		Total Net
	Net Sales	Sales
	Dollars in thousands

Respiratory care products	$14,248	25.3%
Medical gas equipment	30,744	54.5%
Emergency medical products	11,372	20.2%

Total	$56,364	100.0%

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

	Year ended June 30,
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	76.3	74.4	75.2

Gross profit	23.7	25.6	24.8
Selling, general and administrative expenses	21.4	21.3	21.0
Income from operations	2.3	4.3	3.8
Interest expense	0.0	0.0	0.0
Interest income	0.2	0.2	0.1
Other, net	0.1	0.0	0.1

Income before provision for income taxes	2.4	4.5	3.8
Provision for income taxes	0.8	1.6	0.9

Net income	1.6%	2.9%	2.9%

Fiscal 2008 Compared to Fiscal 2007

Net sales for fiscal 2008 of $56.4 million were $0.1 million or 0.2% less than net sales of $56.5 million in fiscal 2007. Domestically, sales decreased by $0.7 million dollars. Internationally, sales increased by $0.6 million dollars. International business is dependent upon hospital construction projects, and the development of medical facilities in those regions in which the Company operates. Domestic sales for fiscal 2008 include approximately $1.7 million for the recognition into sales of payments resulting from the agreement with Abbott Laboratories, as discussed below. For 2007, domestic sales included approximately $1.0 million for the recognition into sales of payments resulting from the agreement with Abbott Laboratories.

The decrease in net sales for the year is primarily the result of shipping performance. Orders for the Company’s products for the year ended June 30, 2008 of $54.4 million were $0.4 million or 0.7% higher than orders for the year ended June 30, 2007 of $54.0 million. Customer purchase order releases of $53.8 million were unchanged from fiscal 2007. However, slight delays in production did lead to a slight decrease in sales for the year.

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

Sales for the year ended June 30, 2008 included $465,000 for the recognition into sales of payments resulting from the agreement with Abbott Laboratories to cease production and distribution of Baralyme®. Sales for the year ended June 30, 2008 also included recognition as sales of $1,196,000 reimbursement by Abbott Laboratories in product development cost to pursue development of new carbon dioxide absorption product as a result of the agreement to cease production and distribution of Baralyme®. In total, domestic sales for 2008 included approximately $1,661,000 for recognition into sales of payments resulting from the agreement with Abbott Laboratories.

Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®. For the year ended June 30, 2008 the Company had carbon dioxide absorbent sales of Carbolime®, of $1.9 million dollars, compared with $2.0 million for the year ended June 30, 2007 and $2.0 million for the year ended June 30, 2006.

Respiratory care products sales in fiscal 2008 of $14.2 million were $0.3 million, or 2.2% higher than sales of $13.9 million in the prior year. Included in the sales for respiratory care products is an approximately $0.7 million increase in the amount recognized resulting from the agreement to cease the production and distribution of Baralyme®. The amount recognized as sales increased to approximately $1.7 million or $0.7 million more than in the prior year. Respiratory care products also include the Company’s efforts in the Homecare market. The Company continues to develop systems and personnel to improve our telemarketing efforts, has increased inventory levels to improve customer service levels, and continues to emphasize measures to reduce cost.

Medical gas equipment sales, which include construction products, of $30.7 million in fiscal 2008 were $2.1 million, or 6.4% lower than prior year levels of $32.8 million. Internationally, sales of Medical gas equipment in fiscal 2008 were $0.3 million more than in the prior year. The decrease in sales, of $2.3 million, took place in the domestic market. Price competition in this market is significant, however, the Company does not believe this represents a loss of market share.

Emergency medical product sales in fiscal 2008 of $11.4 million were $1.6 million or 16.3% higher than fiscal 2007 sales of $9.8 million. International sales of Emergency medical products increased by $0.5 million, while domestic sales increased by $1.1 million. Also, orders for the Company’s Emergency Products were $1.1 million higher than the prior year. The Company believes that demand for these products have been favorably impacted by emergency preparedness, including Federal Homeland Security funding for emergency responders.

International sales, which are included in the product lines discussed above, increased $0.6 million, or 5.9%, to $10.8 million in fiscal 2008 compared to sales of $10.2 million in fiscal 2007. As discussed above, the Company’s international shipments are dependent on hospital construction projects and the expansion of medical care in those regions. In fiscal 2008, international shipments of Medical Gas equipment, including construction products, increased by $0.3 million dollars. The increase in international sales also included a $0.5 million increase in the sale of Emergency care products. These increases were offset by a $0.2 million decrease in the sale of Respiratory care products.

Gross profit in fiscal 2008 was $13.4 million, or 23.7% of sales, compared to a gross profit of $14.5 million, or 25.6% of sales in fiscal 2007. Increases in material cost negatively impacted gross margins during fiscal 2008. Material cost was approximately 2.0% higher than in the prior year. Labor costs are approximately 3.8% higher than in the prior year due to contractual increases with the bargaining unit. The decrease in gross profit as a percent of sales is also partially due to lower production levels versus the prior year related to a decrease in inventory levels for the year. Lower production levels result in less effective utilization of the Company’s manufacturing capacity and the fixed expenses associated with that capacity. Cost of sales for the year ended June 30, 2007 includes approximately $0.6 million in cost incurred in product development cost to pursue development of a new carbon dioxide absorption product as a result of the agreement with Abbott Laboratories to cease production and distribution of Baralyme®. Cost of sales for the year ended June 30, 2008 includes approximately $1.0 million in cost incurred in product development cost to pursue development of a new carbon dioxide absorption product.

The Company invested $1.1 million in capital expenditures in fiscal 2008, $0.6 million in fiscal 2007, and $1.0 million in fiscal 2006 for manufacturing equipment and computer systems, which continue to decrease production costs and improve efficiencies for several product lines. The Company continues to control cost and actively pursue methods to reduce its cost.

Selling, General, and Administrative (“SG&A”) expenses for fiscal 2008 were $12.1 million, unchanged from SG&A expenses of $12.1 million in fiscal 2007. Legal expenses decreased by approximately $0.2 million, as open product liability claims were settled in the prior year. This decrease has been offset by a $0.2 million increase in auditing and accounting professional fees from the prior year as a result of the IRS examination of the Company’s U.S. income tax returns for the fiscal years ended June 30, 2005 and 2006, and the increased cost of Sarbanes-Oxley compliance.

Interest income in fiscal 2008 was $0.1 million, unchanged from fiscal 2007.

The Company had income of $1.3 million before taxes for fiscal 2008, compared to income of $2.6 million before taxes for fiscal 2007. The Company recorded an income tax provision of $0.4 million in fiscal 2008, compared to an income tax provision of $0.9 million in fiscal 2007.

For further discussion of the Company’s income tax calculation please refer to Note 5 of the “Notes to Consolidated Financial Statements” section included in this Form 10-K.

Net income in fiscal 2008 was $0.9 million or $0.11 per basic and diluted earnings per share, down from net income of $1.6 million, or $0.21 per basic and $0.20 per diluted earnings per share in fiscal 2007. In 2008, the weighted number of shares used in the calculation of basic earnings per share was 7,883,659 and the weighted number of shares used in the calculation of diluted earnings per share was 8,119,776. In 2007, the weighted number of shares used in the calculation of basic earnings per share was 7,875,982 and the weighted number of shares used in the calculation of diluted earnings per share was 8,085,375.

Fiscal 2007 Compared to Fiscal 2006

Net sales for fiscal 2007 of $56.5 million were $1.0 million or 1.7% less than net sales of $57.5 million in fiscal 2006. Domestically, sales decreased by $0.7 million dollars. Internationally, sales decreased by $0.3 million dollars. International business is dependent upon hospital construction projects, and the development of medical facilities in those regions in which the Company operates. Domestic sales for fiscal 2007 include approximately $1.0 million for the recognition into sales of payments resulting from the agreement with Abbott Laboratories, as discussed below. For 2006, domestic sales included approximately $0.7 million for the recognition into sales of payments resulting from the agreement with Abbott Laboratories.

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

Financial Condition, Liquidity and Capital Resources

The following table sets forth selected information concerning Allied’s financial condition at June 30:

Dollars in thousands	2008	2007	2006

Cash & cash equivalents	$6,149	$3,639	$2,696
Working Capital	$18,291	$17,269	$14,644
Total Debt	$—	$—	$—
Current Ratio	3.71:1	3.50:1	3.03:1

The Company’s working capital was $18.3 million at June 30, 2008 compared to $17.3 million at June 30, 2007. Cash and cash equivalents increased by $2.5 million and other current assets increased $0.1 million. Accounts payable decreased $0.4 million and deferred income taxes decreased $0.4 million. During fiscal 2008, these increases in working capital were offset by a decrease in accounts receivable. Accounts receivable decreased to $6.4 million at June 30, 2008, down $0.9 million from $7.3 million at June 30, 2007. Accounts receivable as measured in days sales outstanding (“DSO”) decreased to 34 DSO down from 45 DSO in the prior year. Inventory decreased by $1.0 million, deferred revenue increased $0.2 million and accrued liabilities increased $0.5 million.

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

The net increase in cash for the fiscal year ended June 30, 2008 was $2.5 million. The net increase in cash for the fiscal year ended June 30, 2007 was $0.9 million. The net increase in cash for the fiscal year ended June 30, 2006 was $2.4 million. Net cash provided by operating activities was $3.7 million for fiscal 2008. Net cash provided by operating activities was $1.5 million and $3.3 million for fiscal 2007 and 2006, respectively.

Cash flows provided by operating activities for the fiscal year ended June 30, 2008 consisted of a net income of $0.9 million, supplemented by $1.2 million in non-cash charges to operations for amortization and depreciation.

Changes in working capital and deferred tax accounts favorably impacted cash flow from operations by $1.6 million. Cash flow was used to make capital expenditures of $1.1 million.

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

The revolving credit facility provides for a borrowing base of 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $7.0 million, subject to reserves as established by the Bank. The maximum borrowing under the revolving credit facility is $10 million. At June 30, 2008, $9.5 million was available under the revolving credit facility. The credit facility calls for a 0.25% commitment fee payable quarterly based on the average daily unused portion of the revolving credit facility. The revolving credit facility also provides for a commitment guaranty of up to $5.0 million for letters of credit and requires a per annum fee of 2.50% on outstanding letters of credit. At June 30, 2008, the Company had no letters of credit outstanding. Any outstanding letters of credit decreases the amount available for borrowing under the revolving credit facility.

On September 1, 2005, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with these amendments to the Company’s credit facility, the Bank extended the maturity on the Company’s revolving credit facility from April 24, 2007 to September 1, 2008. The amendment allowed for automatic renewals and the maturity of the facility is now September 1, 2009. The entire credit facility continues to accrue interest at the Bank’s prime rate. The prime rate was 5.00% on June 30, 2008. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company’s funded debt to EBITDA exceeds 2.5. The amended credit facility also provides the Company with a rate of LIBOR plus 1.75%, at the Company’s option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company’s fixed charge coverage ratio. The 90-day LIBOR rate was 2.79% at June 30, 2008.

The credit facility requires lockbox arrangement, which provide for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB’s Emerging Issues Task Force Issue 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year. Additionally, the Bank has not notified the Company of any indication of a MAE at June 30, 2008.

At June 30, 2008 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long-term debt.

Under the terms of the credit facility, the Company is required to be in compliance with certain financial covenants pertaining to stockholders’ equity, capital expenditures and net income. Additionally, the terms of the credit facility restrict the Company from the payment of dividends on any class of its stock. The Company was in compliance with all of the financial covenants associated with its credit facility at June 30, 2008.

The following table summarizes the Company’s contractual obligations at June 30, 2008:

Payments Due By Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	$462,867	$174,325	$278,546	$9,996	—
Unconditional Purchase Obligations	—	—	—	—	—
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$462,867	$174,325	$278,546	$9,996	$—

Capital expenditures, net of capital leases, were $1.1 million, $0.6 million and $1.0 million in fiscal 2008, 2007, and 2006, respectively. The Company believes that cash flows from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures of $3.4 million in 2009. Cash flows from operations may be negatively impacted by decreases in sales, market conditions, and adverse changes in working capital.

In the event that economic conditions were to severely worsen for a protracted period of time, we believe that our borrowing capacity under our credit facilities will provide sufficient financial flexibility. The Company would have options available to ensure liquidity in addition to increased borrowing. Capital expenditures, which are budgeted at $3.4 million for the fiscal year ended June 30, 2009, could be postponed. At June 30, 2008, the Company had no bank debt. Based on the Company’s current level of debt, and performance, debt would bear interest at the Bank’s prime rate. The Company’s agreement with the Bank does include provisions for higher interest rates at higher debt levels and different levels of Company performance.

During 2006, 2007 and 2008, increases in raw material cost had a negative impact on the Company’s earnings. These increases resulted in fourth quarter of 2006 material cost being 7.3% higher than in the prior year. This increase was led by a 77% jump in the price of copper during that period. Copper is a major component of brass, which is used in many Allied products. Since 2006, copper prices have stabilized, but have not returned to historical levels.

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

The following table sets forth selected operating results for the eight quarters ended June 30, 2008. The information for each of these quarters is unaudited, but includes all normal recurring adjustments which the Company considers necessary for a fair presentation thereof. These operating results, however, are not necessarily indicative of results for any future period. Further, operating results may fluctuate as a result of the timing of orders, the Company’s product and customer mix, the introduction of new products by the Company and its competitors, and overall trends in the health care industry and the economy. While these patterns have an impact on the Company’s quarterly operations, the Company is unable to predict the extent of this impact in any particular period.

	Three months ended,
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2008	2008	2007	2007	2007	2007	2006	2006
	Dollars in thousands, except per share data

Net sales	$14,692	$13,944	$13,626	$14,102	$14,046	$13,704	$14,274	$14,477
Gross profit	4,115	3,164	2,912	3,167	3,984	3,452	3,517	3,520
Income from operations	1,019	151	(21)	124	1,219	448	425	329
Net income	689	100	6	87	869	278	293	202
Basic earnings per share	0.09	0.01	—	0.01	0.11	0.04	0.04	0.03
Diluted earnings per share	0.08	0.01	—	0.01	0.11	0.03	0.04	0.03

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (FAS 141(R)). FAS 141(R) requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. FAS 141(R) also broadens the definition of a business combination and expands disclosures related to business combinations. FAS 141(R) will be applied prospectively to business combinations occurring after the beginning of the Company’s fiscal year 2010, except that business combinations consummated prior to the effective date must apply FAS 141(R) income tax requirements immediately upon adoption. The Company is currently evaluating the impact of FAS 141(R) on its financial position, results of operations, and cash flows, and does not anticipate any material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position if a position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, transition, and disclosure requirements for uncertain tax positions. In May 2007, the FASB issued FASB Staff Position FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). This FSP provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The provisions of FIN 48 and FSP FIN 48-1 were effective on July 1, 2007. See Note 5 — Income Taxes of Notes to Consolidated Financial Statements for information on the adoption of these pronouncements.

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

At June 30, 2008, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the commercial bank’s “floating reference rate” or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at June 30, 2008. Allied Healthcare Products has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 8.	Financial Statements and Supplementary Data

The following described consolidated financial statements of Allied Healthcare Products, Inc. are included in response to this item:

Report of Independent Registered Public Accounting Firm.

Consolidated Statement of Operations for the fiscal years ended June 30, 2008, 2007 and 2006.

Consolidated Balance Sheet for the fiscal years ended June 30, 2008 and 2007.

Consolidated Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2008, 2007 and 2006.

Consolidated Statement of Cash Flows for the fiscal years ended June 30, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements.

Schedule of Valuation and Qualifying Accounts and Reserves for the years ended June 30, 2008, 2007 and 2006.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Allied Healthcare Products, Inc.

We have audited the accompanying consolidated balance sheet of Allied Healthcare Products, Inc. and subsidiaries (collectively, the Company) as of June 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2008. In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule of valuation and qualifying accounts and reserves for the years ended June 30, 2008, 2007 and 2006. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Healthcare Products, Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, on July 1, 2007, the Company adopted FASB Interpretation No. 48 related to accounting for uncertainty in income taxes.

/s/ RubinBrown LLP
St. Louis, Missouri
September 26, 2008

ALLIED HEALTHCARE PRODUCTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended June 30,
	2008	2007	2006

Net sales	$56,364,111	$56,500,974	$57,545,589
Cost of sales	43,006,007	42,028,125	43,292,746

Gross profit	13,358,104	14,472,849	14,252,843
Selling, general and administrative expenses	12,084,971	12,051,500	12,112,624

Income from operations	1,273,133	2,421,349	2,140,219

Other (income) expenses:
Interest expense	20,150	—	—
Interest income	(138,269)	(110,790)	(52,988)
Other, net	60,005	(23,841)	37,758

	(58,114)	(134,631)	(15,230)

Income before provision for income taxes	1,331,247	2,555,980	2,155,449
Provision for income taxes	448,748	914,400	506,845

Net income	$882,499	$1,641,580	$1,648,604

Basic income per share:	$0.11	$0.21	$0.21
Diluted income per share:	$0.11	$0.20	$0.20

Weighted average shares outstanding — Basic	7,883,659	7,875,982	7,840,858

Weighted average shares outstanding — Diluted	8,119,776	8,085,375	8,066,311

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET

	June 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$6,149,015	$3,638,870
Accounts receivable, net of allowances of $300,000 and $460,000, respectively	6,441,683	7,251,767
Inventories, net	12,046,450	12,999,472
Other current assets	394,975	275,254

Total current assets	25,032,123	24,165,363

Property, plant and equipment, net	10,542,573	10,677,000
Goodwill	15,979,830	15,979,830
Other assets, net	703,328	496,127

Total assets	$52,257,854	$51,318,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,590,804	$3,040,313
Other accrued liabilities	2,960,334	2,508,820
Deferred income taxes	500,238	882,001
Deferred revenue	690,000	465,000

Total current liabilities	6,741,376	6,896,134

Deferred revenue	2,177,500	1,937,500
Commitments and contingencies (Notes 4 and 9)
Stockholders’ equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,188,569 and 10,187,069 shares issued at June 30, 2008 and June 30, 2007, respectively; 7,885,077 and 7,883,577 shares outstanding at June 30, 2008 and June 30, 2007, respectively	101,886	101,871
Additional paid-in capital	47,524,084	47,441,163
Retained earnings	16,444,436	15,673,080
Less: treasury stock, at cost; 2,303,492 shares at June 30, 2008 and 2007	(20,731,428)	(20,731,428)

Total stockholders’ equity	43,338,978	42,484,686

Total liabilities and stockholders’ equity	$52,257,854	$51,318,320

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

		Additional
	Common	Paid-in	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total

Balance, July 1, 2005	$101,331	$47,109,143	$12,382,896	$(20,731,428)	$38,861,942
Issuance of common stock	225	87,675	—	—	87,900
Stock based compensation	—	61,364	—	—	61,364
Net income for the year ended June 30, 2006	—	—	1,648,604	—	1,648,604

Balance, June 30, 2006	101,556	47,258,182	14,031,500	(20,731,428)	40,659,810
Issuance of common stock	315	109,199	—	—	109,514
Stock based compensation	—	73,782	—	—	73,782
Net income for the year ended June 30, 2007	—	—	1,641,580	—	1,641,580

Balance, June 30, 2007	101,871	47,441,163	15,673,080	(20,731,428)	42,484,686
Issuance of common stock	15	6,098	—	—	6,113
Stock based compensation	—	76,823	—	—	76,823
Cumulative effect of adoption of FIN 48, Accounting for Uncertainty in Income Taxes	—	—	(111,143)	—	(111,143)
Net income for the year ended June 30, 2008	—	—	882,499	—	882,499

Balance, June 30, 2008	$101,886	$47,524,084	$16,444,436	$(20,731,428)	$43,338,978

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended June 30,
	2008	2007	2006

Cash flows from operating activities:
Net income	$882,499	$1,641,580	$1,648,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,229,753	1,230,775	1,060,241
Stock based compensation	76,823	73,782	61,364
Provision for doubtful accounts and sales returns and allowances	(212,278)	(376)	(61,945)
Deferred tax provision (benefit)	(389,052)	(53,467)	48,406
Loss (gain) on disposition of equipment	42,915	(307)	15,904
Changes in operating assets and liabilities:
Accounts receivable	1,030,061	177,964	(151,611)
Inventories	953,022	(1,508,167)	(715,755)
Other current assets	(119,721)	(50,401)	(56,422)
Accounts payable	(449,509)	(168,386)	1,098,100
Deferred revenue	465,000	465,000	465,000
Other accrued liabilities	164,966	(325,675)	(106,268)

Net cash provided by operating activities	3,674,479	1,482,322	3,305,618

Cash flows from investing activities:
Capital expenditures	(1,135,447)	(649,290)	(1,014,969)
Purchase of intangible asset	(35,000)	—	—

Net cash used in investing activities	(1,170,447)	(649,290)	(1,014,969)

Cash flows from financing activities:
Borrowings under revolving credit agreements	—	—	346,000
Payments under revolving credit agreements	—	—	(346,000)
Stock options exercised	3,438	81,090	64,125
Excess tax benefit from exercise of stock options	2,675	28,424	23,775

Net cash provided by financing activities	6,113	109,514	87,900

Net increase in cash and equivalents	2,510,145	942,546	2,378,549
Cash and cash equivalents at beginning of year	3,638,870	2,696,324	317,775

Cash and cash equivalents at end of year	$6,149,015	$3,638,870	$2,696,324

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$8,934	$—	$—
Income taxes	$616,382	$917,126	$575,943

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allied does offer limited warranties on its products. The standard warranty period is one year; however, most claims occur within the first six months. The Company’s cost of providing warranty service for its products for the years ended June 30, 2008, June 30, 2007, and June 30, 2006 was $62,954, $118,967, and $114,181, respectively. The related liability for warranty service amounted to $86,343 and $112,907 at June 30, 2008 and 2007, respectively.

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

Accounts receivable and concentrations of credit risk

Accounts receivable are recorded at the invoiced amount. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses based on past experience and an analysis of current amounts due, and historically such losses have been within management’s expectations. The Company’s customers can be grouped into three main categories: medical equipment distributors, construction contractors and health care institutions. At June 30, 2008 the Company believes that it has no significant concentration of credit risk.

Inventories

Inventories are stated at the lower of cost, determined using the last-in, first-out (“LIFO”) method, or market. If the first-in, first-out method (which approximates replacement cost) had been used in determining cost, inventories would have been $2,404,262 and $2,376,958 higher at June 30, 2008 and 2007, respectively. Changes in the LIFO reserve are included in cost of sales. Cost of sales were reduced by $23,299, $0, and $0 in fiscal 2008, 2007, and 2006 respectively, as a result of LIFO liquidations. Costs in inventory include raw materials, direct labor and manufacturing overhead.

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. The reserve for obsolete and excess inventory was $1,299,483 and $1,099,864 at June 30, 2008 and 2007, respectively.

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

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

At June 30, 2008 and 2007, the Company has goodwill of $15,979,830, resulting from the excess of the purchase price over the fair value of net assets acquired in business combinations. The Company does not amortize goodwill.

The Company conducts a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. The annual impairment test did not indicate an impairment of goodwill at June 30, 2008, 2007, or 2006.

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

Impairment of long-lived assets

The Company evaluates impairment of long-lived assets under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS No. 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss will be recognized. No impairment losses of long-lived assets or identifiable intangibles were recorded by the Company for fiscal years ended June 30, 2008, 2007, and 2006.

Self-insurance

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2008 and 2007, the Company had $300,000 and $325,000 respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

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

The Company recognizes tax liabilities when, despite the Company’s belief that its tax return positions are supportable, the Company believes that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

being realized upon settlement. To the extent the Company deems it necessary to record a liability for its tax positions, the current portion of the liability is included in income taxes payable and the noncurrent portion is included in other liabilities in consolidated balance sheet. If upon the final tax outcome of these matters the ultimate liability is different than the amounts recorded, such differences are reflected in income tax expense in the period in which such determination is made. The Company’s federal tax return for the fiscal year 2007 remains subject to examination. The various states in which the Company is subject to income tax are generally open for the tax fiscal years 2004 and after.

The Company classifies interest expenses on taxes payable as interest expense. Penalties are classified as a component of other expenses.

Research and development costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses for the years ended June 30, 2008, 2007 and 2006 were $799,925, $844,890 and $693,627 respectively.

Earnings per share

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are based on the sum of the weighted averaged number of shares of common stock and common stock equivalents outstanding during the year. The weighted average number of basic shares outstanding for the years ended June 30, 2008, 2007 and 2006 was 7,883,659, 7,875,982 and 7,840,858 shares, respectively. The weighted average number of diluted shares outstanding for the years ended June 30, 2008, 2007 and 2006 was 8,119,776, 8,085,375 and 8,066,311 shares, respectively. The dilutive effect of the Company’s employee and director stock option plans are determined by use of the treasury stock method.

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

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions utilized in the Black-Scholes option pricing model for options granted during the fiscal years ended June 30, 2008, 2007 and 2006.

	2008	2007	2006

Weighted-average fair value	$3.00	$2.53	$3.48
Weighted-average volatility	40%	41%	51%
Weighted-average expected life (in years)	6.0	6.2	10.0
Weighted-average risk-free interest rate	3.91%	4.69%	4.45%
Dividend yield	0%	0%	0%

Share-based compensation expense included in the statement of operations for the fiscal years ended June 30, 2008, 2007 and 2006 was approximately $77,000, $74,000 and $61,000 respectively. Unrecognized shared-based compensation cost related to unvested stock options for the fiscal year ended June 30, 2008 amounts to approximately $104,000. The cost is expected to be recognized over the next four fiscal years.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option exercises for the fiscal years ended June 30, 2008, 2007 and 2006.

	2008	2007	2006

Stock options exercised	1,500	31,500	22,500
Total intrinsic value of stock options exercised	$6,688	$78,210	$65,850
Cash received from stock option exercises	$3,438	$81,090	$64,125
Tax benefit from stock options exercised	$2,675	$28,424	$23,775

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

New accounting standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (FAS 141(R)). FAS 141(R) requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. FAS 141(R) also broadens the definition of a business combination and expands disclosures related to business combinations. FAS 141(R) will be applied prospectively to business combinations occurring after the beginning of the Company’s fiscal year 2010, except that business combinations consummated prior to the effective date must apply FAS 141(R) income tax requirements immediately upon adoption. The Company is currently evaluating the impact of FAS 141(R) on its financial position, results of operations, and cash flows, and does not anticipate any material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position if a position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, transition, and disclosure requirements for uncertain tax positions. In May 2007, the FASB issued FASB Staff Position FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). This FSP provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The provisions of FIN 48 and FSP FIN 48-1 were effective on July 1, 2007. See Note 5 — Income Taxes of Notes to Consolidated Financial Statements for information on the adoption of these pronouncements.

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

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The revolving credit facility provides for a borrowing base of 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $7.0 million, subject to reserves as established by the Bank. The maximum borrowing under the revolving credit facility is $10 million. At June 30, 2008, $9.5 million was available under the revolving credit facility. The credit facility calls for a 0.25% commitment fee payable quarterly based on the average daily unused portion of the revolving credit facility. The revolving credit facility also provides for a commitment guaranty of up to $5.0 million for letters of credit and requires a per annum fee of 2.50% on outstanding letters of credit. At June 30, 2008, the Company had no letters of credit outstanding. Any outstanding letters of credit decreases the amount available for borrowing under the revolving credit facility.

On September 1, 2005, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with these amendments to the Company’s credit facility, the Bank extended the maturity on the Company’s revolving credit facility from April 24, 2007 to September 1, 2008. The amendment allowed for automatic renewals and the maturity of the facility is now September 1, 2009. The entire credit facility continues to accrue interest at the Bank’s prime rate. The prime rate was 5.00% on June 30, 2008. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company’s funded debt to EBITDA exceeds 2.5. The amended credit facility also provides the Company with a rate of LIBOR plus 1.75%, at the Company’s option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company’s fixed charge coverage ratio. The 90-day LIBOR rate was 2.79% at June 30, 2008.

The credit facility requires lockbox arrangement, which provide for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB’s Emerging Issues Task Force Issue 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year. Additionally, the Bank has not notified the Company of any indication of a MAE at June 30, 2008.

At June 30, 2008 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long-term debt.

Under the terms of the credit facility, the Company is required to be in compliance with certain financial covenants pertaining to stockholders’ equity, capital expenditures and net income. Additionally, the terms of the credit facility restrict the Company from the payment of dividends on any class of its stock. The Company was in compliance with all of the financial covenants associated with its credit facility at June 30, 2008.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Lease Commitments

The Company leases certain of its equipment under non-cancelable operating lease agreements. Minimum lease payments under operating leases at June 30, 2008 are as follows:

Fiscal Year	Operating Leases

2009	$174,325
2010	160,261
2011	118,285
2012	9,996
2013	—

Total minimum lease payments	$462,867

Rental expense incurred on operating leases in fiscal 2008, 2007, and 2006 totaled $303,158, $295,446 and $305,734 respectively.

5.	Income Taxes

The provision for income taxes consists of the following:

	2008	2007	2006

Current:
Federal	$720,838	$794,900	$695,218
State	116,962	172,967	(236,779)

Total current	837,800	967,867	458,439

Deferred:
Federal	(299,045)	(45,016)	62,346
State	(90,007)	(8,451)	(13,940)

Total deferred	(389,052)	(53,467)	48,406

	$448,748	$914,400	$506,845

In 2006, the Company realized a tax benefit of $0.3 million from the favorable settlement of state tax contingencies.

A reconciliation of income taxes, with the amounts computed at the statutory federal rate is as follows:

	2008	2007	2006

Computed tax at federal statutory rate	$452,624	$869,033	$732,853
State income taxes, net of federal tax benefit	17,791	108,581	89,671
Favorable settlement of state tax contingencies	—	—	(351,434)
Other, net	(21,667)	(63,214)	35,755

Total	$448,748	$914,400	$506,845

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of June 30, 2008 and 2007 are as follows:

	2008		2007
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities

Current:
Bad debts	$40,000	$—	$60,000	$—
Prepaid expenses	—	47,310	—	28,364
Deferred revenue	276,000	—	186,000	—
Accrued liabilities	380,599	—	396,589	—
Inventory	—	1,149,528	—	1,496,226

	696,599	1,196,838	642,589	1,524,590

Non Current:
Depreciation	—	425,332	—	461,924
Other property basis	—	13,758	—	29,305
Intangible assets	16,383	—	30,790	—
Deferred revenue	871,000	—	775,000	—
Accrued pension liability	95,308	—	76,062	—
Stock options	79,363	—	48,634	—
Other	3,164	—	4,176	—

	1,065,218	439,090	934,662	491,229

Valuation Allowance	—	—	—	—

Total deferred taxes	$1,761,817	$1,635,928	$1,577,251	$2,015,819

The net long term deferred tax asset of $626,128 and $443,433 is included in other assets in the June 30, 2008 and 2007 consolidated balance sheet, respectively.

In 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on July 1, 2007, the beginning of the Company’s fiscal year. Upon the adoption of FIN 48 on July 1, 2007, the Company recognized a $286,549 increase in the liability for unrecognized tax benefits including interest and penalties. The increase was accounted for as a reduction to the July 1, 2007 balance of retained earnings in the amount of $111,143 and an increase to deferred tax assets of $175,406. The total liability for unrecognized tax benefits totaled $286,549 as of July 1, 2007.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the unrecognized tax benefit during fiscal year 2008 were as follows:

Unrecognized
Tax Benefit

Beginning balance — July 1, 2007	$286,549
Tax positions related to prior years:
Additions	120,708
Settlements	(407,257)
Tax positions related to current year:
Additions	0
Reductions	0
Lapses in statue of limitations	0

Ending balance — June 30, 2008	$0

The addition of $120,708 and settlement of $407,257 for prior year tax positions relate to the IRS examination for fiscal years 2005 and 2006. The examination was settled in fiscal 2008 and the Company paid additional federal taxes of $266,472 and interest of $53,132. Amended state income tax returns for fiscal 2005 and 2006 will be filed to report the IRS adjustments. State taxes and interest expense related to the amended returns are estimated to be $64,334, and are included in current liabilities at June 30, 2008. IRS adjustments resulted in an additional liability for unrecognized tax benefits of $120,708, and an increase to deferred tax assets of $133,878.

The Company recognizes interest on taxes payable as interest expense and penalties accrued related to unrecognized tax benefits as a component of other expenses. Interest expense recognized for the period ended June 30, 2008 was $34,023. No penalties were incurred in the settlement of the IRS examination. As a result accrued penalties in the amount of $34,035 were eliminated during the period ended June 30, 2008.

The Company files a federal and multiple state income tax returns. The Company’s federal income tax returns are open for fiscal years ending after June 30, 2006. State income tax returns are open for years ending after June 30, 2004.

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at June 30, 2008.

6.	Retirement Plan

The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code to certain eligible salaried employees. Each employee may elect to enter a written salary deferral agreement under which a portion of such employee’s pre-tax earnings may be contributed to the plan.

During the fiscal years ended June 30, 2008, 2007 and 2006, the Company made contributions of $257,309, $255,377 and $251,802 respectively.

7.	Stockholders’ Equity

The Company has established a 1994 Employee Stock Option Plan and a 1999 Incentive Stock Plan (collectively the “Employee Plans”). The Employee Plans provide for the granting of options to the Company’s executive officers and key employees to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 1,550,000 shares of common stock may be granted under the Employee Plans. Options generally become exercisable ratably over a four year period or one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the first or second anniversary of the date granted. The right to exercise the options expires in ten years from the date of grant, or earlier if an option holder ceases to be employed by the Company.

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

A summary of stock option transactions in 2006, 2007 and 2008, respectively, pursuant to the Employee Plans and the Directors Plans is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

June 30, 2005	741,750	$2.64
Options Granted	35,000	$5.19
Options Exercised	(22,500)	$2.85
Options Forfeited or Expired	(12,500)	$8.09

June 30, 2006	741,750	$2.66	3.8	$2,392,005
June 30, 2006	741,750	$2.66
Options Granted	51,500	$5.26
Options Exercised	(31,500)	$2.57
Options Forfeited or Expired	(29,000)	$5.77

June 30, 2007	732,750	$2.72	3.2	$2,886,479
June 30, 2007	732,750	$2.72
Options Granted	6,000	$6.73
Options Exercised	(1,500)	$2.29
Options Forfeited or Expired	(21,500)	$7.35

June 30, 2008	715,750	$2.62	2.3	$3,172,070

Exercisable at June 30, 2008	657,250	$2.37	1.8	$3,073,000

The following table provides additional information for options outstanding and exercisable at June 30, 2008:

Options Outstanding

		Weighted Average	Weighted Average
Range of Exercise Prices	Number	Remaining Life	Exercise Price

$1.88	1,250	0.8 years	$1.88
2.00	542,000	1.2 years	$2.00
2.01-4.00	67,500	3.1 years	$3.35
4.01-6.99	105,000	7.7 years	$5.35

$1.88-6.99	715,750	2.3 years	$2.62

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options Exercisable

		Weighted Average
Range of Exercise Prices	Number	Exercise Price

$1.88	1,250	$1.88
2.00	542,000	$2.00
2.01-4.00	67,500	$3.35
4.01-6.99	46,500	$5.33

$4.01-6.99	657,250	$2.37

See Note 2 for discussion of accounting for stock awards and related fair value disclosures.

8.	Supplemental Balance Sheet Information

	June 30,
	2008	2007

Inventories
Work in progress	$807,358	$742,890
Component parts	8,072,976	8,544,226
Finished goods	4,465,599	4,812,220
Reserve for obsolete and excess inventory	(1,299,483)	(1,099,864)

	$12,046,450	$12,999,472

	Estimated Useful
	Life (years)

Property, plant and equipment
Machinery and equipment	5-10	$9,697,215	$8,800,972
Buildings	28-35	12,203,870	12,116,193
Land and land improvements	5-7	934,216	934,216

Total property, plant and equipment at cost		22,835,301	21,851,381
Less accumulated depreciation and amortization		(12,292,728)	(11,174,381)

		$10,542,573	$10,677,000

Other accrued liabilities
Accrued compensation expense		$1,589,637	$1,446,247
Accrued income tax		374,741	185,651
Customer deposits		676,178	595,223
Other		319,778	281,699

		$2,960,334	$2,508,820

9.	Commitments and Contingencies

Legal Claims

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. The Company intends to continue to conduct

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Sales by Region
	2008	2007	2006

Domestic United States	$45,592,686	$46,265,621	$47,011,877
Europe	1,390,788	1,404,099	1,206,546
Canada	1,144,070	1,271,561	1,169,090
Latin America	4,923,096	4,420,697	4,378,910
Middle East	397,871	1,016,756	730,094
Far East	2,491,820	2,011,521	2,481,858
Other International	423,780	110,719	567,214

	$56,364,111	$56,500,974	$57,545,589

	Sales by Product
	2008	2007	2006

Respiratory care products	$14,248,031	$13,899,027	$14,241,999
Medical gas equipment	30,744,058	32,774,962	33,141,636
Emergency medical products	11,372,022	9,826,985	10,161,954

	$56,364,111	$56,500,974	$57,545,589

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Quarterly Financial Data (unaudited)

Summarized quarterly financial data for fiscal 2008 and 2007 appears below (all amounts in thousands):

	Three Months Ended,
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2008	2008	2007	2007	2007	2007	2006	2006

Net sales	$14,692	$13,944	$13,626	$14,102	$14,046	$13,704	$14,274	$14,477
Gross profit	4,115	3,164	2,912	3,167	3,984	3,452	3,517	3,520
Income from operations	1,019	151	(21)	124	1,219	448	425	329
Net income	689	100	6	87	869	278	293	202
Basic earnings per share	0.09	0.01	—	0.01	0.11	0.04	0.04	0.03
Diluted earnings per share	0.08	0.01	—	0.01	0.11	0.03	0.04	0.03

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

In consideration of the foregoing, Abbott agreed to pay Allied an aggregate of $5,250,000 of which $1,530,000 was paid on September 30, 2004 and the remainder payable in four equal annual installments of $930,000 due on July 1, 2005 through July 1, 2008. The installment due on July 1, 2008 was received by Allied on June 19, 2008. Therefore, there are no further payments due from Abbott as of June 30, 2008.

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

The payments received from Abbott are being recognized into income, as net sales, over the eight-year term of the agreement. Allied has no further obligations under this agreement which would require the Company to repay these amounts or otherwise impact this accounting treatment. During the year ended June 30, 2008, $465,000 was recognized into income as net sales.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of deferred revenue resulting from the agreement with Abbott, with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Twelve Months Ended
	June 30,
	2008	2007

Beginning balance	$2,402,500	$1,937,500
Payment Received from Abbott Laboratories	930,000	930,000
Revenue recognized as net sales	(465,000)	(465,000)

	2,867,500	2,402,500

Less — Current portion of deferred revenue	(690,000)	(465,000)

	$2,177,500	$1,937,500

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

In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of June 30, 2008, $1,525,000 has been received, and $525,000 is receivable, as a result of product development activities.

In 2004, Allied’s sales of Baralyme® were approximately $2.0 million and contributed approximately $0.6 million in pre-tax earnings and cash flow from operations. The majority of the $5,250,000 Allied has received from Abbott will be recognized into income over the eight-year term of the agreement. The net cash flow realized by Allied under the agreement with Abbott is substantially equivalent to the net cash flow Allied would have expected to realize from continued manufacture and sales of Baralyme® during the initial five years of the period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

(a) Management’s annual report on internal control over financial reporting.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of June 30, 2008, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

The management of Allied Healthcare Products, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting and for the preparation and integrity of the accompanying financial statements and other related information in this report. The Audit Committee of the Board of Directors, which is comprised of directors who are not employees of the Company, meets regularly with management, the Company’s internal control outside consultants, and the independent registered public accounting firm. The internal control consultants and the independent registered public accounting firm have free and direct access to the Audit Committee, and they meet periodically, without management present, to discuss appropriate matters. Based on management’s evaluation, conducted under the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that its internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report

(b) Changes in internal control over financial reporting

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

A list of our executive officers and biographical information appears at the end of Item 1, in Part I of this report. A definitive proxy statement is expected to be filed with the Securities and Exchange Commission on or about October 10, 2008. The information required by this item is set forth under the caption “Election of Directors”, under the caption “Executive Officers”, and under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement, which information is incorporated herein by reference thereto.

Item 11.	Executive Compensation

The information required by this item is set forth under the caption “Executive Compensation” in the definitive proxy statement, which information is incorporated herein by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement, which information is incorporated herein by reference thereto.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None

Item 14.	Principal Accounting Fees and Services

The information by this item will appear in the section entitled “Audit Fees” included in the Company’s definitive Proxy Statement to be filed on or about October 10, 2008, relating to the 2008 Annual Meeting of Shareowners and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are included in response to Item 8:

Consolidated Statement of Operations for the years ended June 30, 2008, 2007, and 2006

Consolidated Balance Sheet at June 30, 2008 and 2007

Consolidated Statement of Changes in Stockholders’ Equity for the years ended June 30, 2008, 2007 and 2006

Consolidated Statement of Cash Flows for the years ended June 30, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule

Valuation and Qualifying Accounts and Reserves for the Years Ended June 30, 2008, 2007 and 2006

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
President and Chief Executive Officer

/s/  Daniel C. Dunn
Daniel C. Dunn
Vice President, Chief Financial Officer, and Secretary

Dated: September 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 26th, 2008.

Signatures		Title

* John D. Weil		Chairman of the Board

* Earl R. Refsland		President, Chief Executive Officer and Director (principal Executive Officer)

* William A. Peck		Director

* Joseph Root		Director

* Judy Graves.		Director

*By:	/s/ Earl R. Refsland Earl R. Refsland Attorney-in-Fact

*	Such signature has been affixed pursuant to the following Power of Attorney.

ALLIED HEALTHCARE PRODUCTS, INC.

RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	COLUMN B	COLUMN C			COLUMN D		COLUMN E
	Balance	Charged	Charged				Balance
	at	to	to				at
	Beginning	costs	other				end
COLUMN A	of	and	accounts —		Deductions —		of
Description	period	expenses	describe		describe		period

For the Year Ended June 30, 2008
Accounts Receivable Allowances	$(460,000)	$212,278			$(52,278	)(1)	$(300,000)
Inventory Allowance For Obsolescence And Excess Quantities	$(1,099,864)	$(110,000)	$(169,491	)(3)	$79,872	(2)	$(1,299,483)
For the Year Ended June 30, 2007
Accounts Receivable Allowances	$(430,000)	$376			$(30,376	)(1)	$(460,000)
Inventory Allowance For Obsolescence And Excess Quantities	$(1,168,395)	$(125,000)	$(12,160	)(3)	$205,691	(2)	$(1,099,864)
For the Year Ended June 30, 2006
Accounts Receivable Allowances	$(565,000)	$61,945			$73,055	(1)	$(430,000)
Inventory Allowance For Obsolescence And Excess Quantities	$(1,253,853)		$(122,889	)(3)	$208,347	(2)	$(1,168,395)

(1)	Decrease (Increase) due to bad debt write-offs and recoveries.

(2)	Decrease due to disposal of obsolete inventory.

(3)	Increase due to inventory revaluation. The other account charged as a result of this revaluation was inventory before reserves. This did not result in a change to our net inventory or net income.

(4)	See Note 5 to the consolidated financial statements.

INDEX TO EXHIBITS

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3(1) to the Company’s Registration Statement on Form S-1, as amended, Registration No. 33-40128, filed with the Commission on May 8, 1991 (the “Registration Statement”) and incorporated herein by reference)
3.2		By-Laws of the Registrant (filed as Exhibit 3(2) to the Registration Statement and incorporated herein by reference)
10.1		NCG Trademark License Agreement, dated April 16, 1982, between Liquid Air Corporation and Allied Healthcare Products, Inc. (filed as Exhibit 10(24) to the Registration Statement and incorporated herein by reference)
10.2		Allied Healthcare Products, Inc. 1991 Employee Non-Qualified Stock Option Plan (filed as Exhibit 10(26) to the Registration Statement and incorporated herein by reference)
10.3		Employee Stock Purchase Plan (filed as Exhibit 10(3) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 (the “1998 Form 10-K”) and incorporated by reference)
10.4		Allied Healthcare Products, Inc. 1994 Employee Stock Option Plan (filed with the Commission as Exhibit 10(39) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1994 (the “1994 Form 10-K”) and incorporated herein by reference)
10.5		Allied Healthcare Products, Inc. 1995 Directors Non-Qualified Stock Option Plan (filed with the Commission as Exhibit 10(25) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (the “1995 Form 10-K”) and incorporated herein by reference)
10.6		Allied Healthcare Products, Inc. Amended 1994 Employee Stock Option Plan (filed with the Commission as Exhibit 10(28) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (the “1996 Form 10-K”) and incorporated herein by reference)
10.22		Form of Indemnification Agreement with officers and directors (filed with the Commission as Exhibit 10.22 to the 2002 Form 10-K and incorporated herein by reference).
10.25		Employment Agreement dated February 28, 2007 by and between Allied Healthcare Products, Inc. and Earl Refsland (incorporated by reference to 8-K filed March 16, 2007 with event date of February 28, 2007)
10	.25.1	Change of Control Agreement Employment Agreement dated March 16, 2007 by and between Allied Healthcare Products, Inc. and certain executive officers (incorporated by reference to 8-K filed March 16, 2007 with event date of March 16, 2007)
10.26		Allied Healthcare Products, Inc. 1999 Incentive Stock Plan (filed with the Commission as Exhibit 10(26) to the 1999 Form 10-K and incorporated herein by reference)
10.28		Agreement between Allied Healthcare Products, Inc. Medical Products Division and District No. 9 International Association of Machinists and Aerospace Workers dated August 1, 2000 through May 31, 2003 (filed with the Commission as Exhibit 10.28 to the 2002 Form 10-K)
10.30		Loan and security agreement dated April 24, 2002 between the Company and LaSalle Bank National Association, including form of notes (filed with the Commission as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 15, 2002)
10	.30.1	Amendment to Loan and security agreement dated September 26,2002 (filed with the Commission as an exhibit to Current Report on Form 8-K on October 1, 2002)
10	.30.2	Amendment to Loan and security agreement dated September 26, 2003
10	.30.3	Amendment to Loan and Security Agreement dated August 27, 2004 (filed with the Commission as Exhibit 10(26) to the 1999 Form 10-K and incorporated herein by reference)
10.31		Agreement dated August 27, 2004 between Allied Healthcare Products, Inc and Abbott Laboratories, Inc. (incorporated by reference to 8-K filed August 30, 2004 with event date of August 27, 2004)
21		Subsidiaries of the Registrant (filed with the Commission as Exhibit 21 to the 2000 Form 10-K)

Exhibit No.	Description

23.1	Consent of RubinBrown LLP (filed herewith)
24	Form of Power of Attorney — (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Sarbanes-Oxley Certification of Chief Executive Officer (provided herewith)*
32.2	Sarbanes-Oxley Certification of Chief Financial Officer (provided herewith)*

* Notwithstanding any incorporation of this Annual Report on Form 10-K in any other filing by the Registrant, Exhibits designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.