Form 10-Q
period 2008-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2008-11-07
CIK 874710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Action of 1934

For the transition period from ____________________________ to ____________________________

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of common stock outstanding at November 2, 2008 is 7,901,327 shares.

INDEX
			Page Number
Part I –	Financial Information
	Item 1.	Financial Statements
		Consolidated Statement of Operations -	3
		Three months ended September 30,
		2008 and 2007 (Unaudited)

		Consolidated Balance Sheet -	4 - 5
		September 30, 2008 (Unaudited) and
		June 30, 2008

		Consolidated Statement of Cash Flows -	6
		Three months ended September 30, 2008 and 2007
		(Unaudited)

		Notes to Consolidated Financial Statements	7 - 9

	Item 2.	Management’s Discussion and Analysis of	10 - 12
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosure	13
		about Market Risk

	Item 4T.	Controls and Procedures	13

Part II -	Other Information
	Item 6.	Exhibits	15

		Signature	15

SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, and specific matters which relate directly to the Company's operations and properties as discussed in the Company’s annual report on Form 10-K for the year ended June 30, 2008. The Company cautions that any forward-looking statements contained in this report reflects only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended	Three months ended
	September 30,	September 30,
	2008	2007

Net sales	$14,441,011	$14,101,618
Cost of sales	10,939,957	10,934,605
Gross profit	3,501,054	3,167,013

Selling, general and
administrative expenses	3,183,587	3,042,969
Income from operations	317,467	124,044

Interest income	(30,659)	(40,769)
Other, net	12,067	15,150
	(18,592)	(25,619)

Income before provision
for income taxes	336,059	149,663

Provision for income taxes	127,702	62,597
Net income	$208,357	$87,066

Basic and diluted earnings per share	$0.03	$0.01

Weighted average shares	7,891,232	7,883,577
outstanding - basic

Weighted average shares
outstanding - diluted	8,132,931	8,106,796

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
ASSETS

	(Unaudited)
	September 30,	June 30,
	2008	2008

Current assets:
Cash and cash equivalents	$4,124,456	$6,149,015
Accounts receivable, net of allowances
of $300,000	6,372,369	6,441,683
Inventories, net	12,776,424	12,046,450
Other current assets	554,744	394,975

Total current assets	23,827,993	25,032,123

Property, plant and equipment, net	11,174,253	10,542,573
Goodwill	15,979,830	15,979,830
Other assets, net	700,267	703,328

Total assets	$51,682,343	$52,257,854

See accompanying Notes to Consolidated Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
(CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	September 30,	June 30,
	2008	2008

Current liabilities:
Accounts payable	$2,726,387	$2,590,804
Other accrued liabilities	2,124,890	2,960,334
Deferred income taxes	523,226	500,238
Deferred revenue	690,000	690,000
Total current liabilities	6,064,503	6,741,376

Deferred revenue	2,005,000	2,177,500

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares
authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares
authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares
authorized; 10,204,819 and 10,188,569 shares issued
at September 30, 2008 and June 30, 2008, respectively;
7,901,327 and 7,885,077 shares outstanding at
September 30, 2008 and June 30, 2008, respectively	102,048	101,886
Additional paid-in capital	47,589,427	47,524,084
Retained earnings	16,652,793	16,444,436
Less treasury stock, at cost; 2,303,492 shares at
September 30, 2008 and June 30, 2008	(20,731,428)	(20,731,428)
Total stockholders' equity	43,612,840	43,338,978
Total liabilities and stockholders' equity	$51,682,343	$52,257,854

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three months ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income	$208,357	$87,066
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:

Depreciation and amortization	375,667	330,000
Stock based compensation	(4,521)	18,674
Provision for doubtful accounts and sales
returns and allowances	(18,311)	(95,186)
Deferred tax benefit	22,988	(7,470)
Loss on disposition of equipment	-	5,228

Changes in operating assets and liabilities:
Accounts receivable	87,625	(48,859)
Inventories	(729,974)	804,160
Other current assets	(159,769)	(343,990)
Accounts payable	135,583	(29,915)
Deferred revenue	(172,500)	(116,250)
Other accrued liabilities	(846,512)	(110,569)
Net cash provided by (used in) operating activities	(1,101,367)	492,889

Cash flows from investing activities:
Capital expenditures	(1,004,286)	(79,263)
Purchase of intangible asset	-	(35,000)
Net cash used in investing activities	(1,004,286)	(114,263)

Cash flows from financing activities:
Stock options exercised	81,094	-
Net cash provided by financing activities	81,094	-

Net increase (decrease) in cash and cash equivalents	(2,024,559)	378,626
Cash and cash equivalents at beginning of period	6,149,015	3,638,870
Cash and cash equivalents at end of period	$4,124,456	$4,017,496

See accompanying Notes to Consolidated Financial Statements.

 ALLIED HEALTHCARE PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company’s Form 10-K for the year ended June 30, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (FAS 141(R)). FAS 141(R) requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. FAS 141(R) also broadens the definition of a business combination and expands disclosures related to business combinations. FAS 141(R) will be applied prospectively to business combinations occurring after the beginning of the Company's fiscal year 2010, except that business combinations consummated prior to the effective date must apply FAS 141(R) income tax requirements immediately upon adoption. The Company is currently evaluating the impact of FAS 141(R) on its financial position, results of operations, and cash flows, and does not anticipate any material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement was effective for us beginning July 1, 2008. Adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations, financial position or cash flows.

2.  Inventories

Inventories are comprised as follows:

	September 30, 2008	June 30, 2008

Work-in progress	$1,211,739	$807,358
Raw materials and component parts	9,057,106	8,072,976
Finished goods	3,807,030	4,465,599
Reserve for obsolete and excess
inventory	(1,299,451)	(1,299,483)
	$12,776,424	$12,046,450

3. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic shares outstanding for the three months ended September 30, 2008 and 2007 were 7,891,232 and 7,883,577 respectively. The number of diluted shares outstanding for the three months ended September 30, 2008 and 2007 was 8,132,931 and 8,106,796 respectively.

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

5. Financing

On September 30, 2008, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with the amendment to the Company’s credit facility, the Bank extended the maturity on the Company’s revolving credit facility to September 1, 2010, with automatic renewals. The amendment also increased the capital expenditure limitation to $4,000,000, from $2,000,000, for the fiscal year ended June 30, 2009. The entire credit facility continues to accrue interest at the Bank’s prime rate. The prime rate was 5.00% on September 30, 2008. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company’s funded debt to EBITDA exceeds 2.5. The amended credit facility continues to provide the Company with a rate of LIBOR plus 1.75%, at the Company’s option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company’s fixed charge coverage ratio. The 90-day LIBOR rate was 4.05% at September 30, 2008.

At September 30, 2008 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the financial covenants associated with its credit facility at September 30, 2008.

6. Baralyme® Agreement

A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories (“Abbott”), with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Three Months ended
	September 30,
	2008	2007

Beginning balance	$2,867,500	$2,402,500

Payment Received from
Abbott Laboratories	-	-

Revenue recognized
as net sales	(172,500)	(116,250)

	2,695,000	2,286,250
Less - Current portion
of deferred revenue	(690,000)	(465,000)
	$2,005,000	$1,821,250

In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of September 30, 2008; $2,051,000 has been received, and $99,000 is receivable, as a result of product development activities. For the three months ended September 30, 2008; $99,000, has been included in Net Sales. For the three months ended September 30, 2008; $94,000 has been included in Cost of Sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months ended September 30, 2008 compared to three months ended September 30, 2007.

Allied had net sales of $14.4 million for the three months ended September 30, 2008, up $0.3 million, or 2.1%, from net sales of $14.1 million in the prior year same quarter. Customer purchase order releases were $0.3 million lower than in the prior year same quarter. Additionally, customer orders were $0.1 million higher than the prior year same quarter. Purchase order release times depend on the scheduling practices of individual customers, and do vary over time.

Domestic sales were up 8.9% from the prior year same quarter, while international business, which represented 16.7% of first quarter sales, was down 21.0%. Orders for the Company’s products for the three months ended September 30, 2008 of $13.3 million were $0.1 million or 0.8% higher than orders for the prior year same quarter of $13.2 million. Domestic orders are down 4.2% over the prior year same quarter while international orders which represented 19.0% of first quarter orders were up 28.6%. The Company currently believes that the increase in international orders is a result of order timing, and is not reflective of a gain of market share.

Sales for the three months ended September 30, 2008 include $172,500 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Sales for the three months ended September 30, 2008 also include $99,000 as a result of product development activities to pursue development of a new carbon dioxide absorption product. The agreement with Abbott provides for Abbott to pay Allied up to $2,150,000 in product development cost to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.

The Company ceased the sale of Baralyme® on August 27th, 2004. Sales for the three months ended September 30, 2007 include $116,250 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Sales for the three months ended September 30, 2007 also include $97,551 as a result of product development activities to pursue development of a new carbon dioxide absorption product. Income from the agreement will continue to be recognized over eight years, the term of the agreement, at $57,350 per month. Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®.

Gross profit for the three months ended September 30, 2008 was $3.5 million, or 24.3% of net sales, compared to $3.2 million, or 22.7% of net sales, for the three months ended September 30, 2007. Increases in material cost negatively impacted gross margins during the first quarter of fiscal 2008. Material cost during the first quarter was approximately 1.9% higher than in the first quarter of the prior year. Gross profit during the first quarter was favorably impacted by an approximately 2.1% price increase in selected products. Cost of sales for the three months ended September 30, 2008 also included $94,000 as a result of product development of a new carbon dioxide absorption product.

Selling, general and administrative expenses for the three months ended September 30, 2008 were $3.2 million compared to selling, general and administrative expenses of $3.0 million for the three months ended September 30, 2007. Salaries and benefits increased approximately $117,000. This increase is primarily due to employee turnover in the first quarter of the prior fiscal year. There have not been changes in staffing levels compared to the same quarter of the prior fiscal year. Additionally, legal expenses increased by approximately $52,000, as a result of product liability claims.

Income from operations was $0.3 million for the three months ended September 30, 2008 compared to income from operations of $0.1 million for the three months ended September 30, 2007. Interest income was $30,659 for the three months ended September 30, 2008 compared to interest income of $40,769 for the three months ended September 30, 2007. Allied had income before provision for income taxes in the first quarter of fiscal 2009 of $0.3 million, compared to income before provision for income taxes in the first quarter of fiscal 2008 of $0.1 million. The Company recorded a tax provision of $0.1 million for the three-months ended September 30, 2008 and 2007.

Net income for the first quarter of fiscal 2009 was $0.2 million or $0.03 per basic and diluted share compared to net income of $0.1 million or $0.01 per basic and diluted share for the first quarter of fiscal 2008. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the first quarters of fiscal 2009 and 2008 were 7,891,232 and 7,883,577 shares, respectively. The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the first quarters of fiscal 2009 and fiscal 2008 were 8,132,931 and 8,106,796 shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

The Company’s working capital was $17.8 million at September 30, 2008 compared to $18.3 million at June 30, 2008. Accrued liabilities decreased $0.8 million, inventory increased $0.7 million and other current assets increased $0.2 million. At September 30, 2008 these increases in working capital were offset by a decrease in Cash and cash equivalents of $2.0 million. Accounts payable increased $0.1 million and accounts receivable decreased $0.1 million to $6.4 million at September 30, 2008. Accounts receivable as measured in days of sales outstanding (“DSO”) increased to 40 DSO at September 30, 2008, up from 34 DSO at June 30, 2008.

On September 30, 2008, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with the amendment to the Company’s credit facility, the Bank extended the maturity on the Company’s revolving credit facility to September 1, 2010, with automatic renewals. The amendment also increased the capital expenditure limitation to $4,000,000, from $2,000,000, for the fiscal year ended June 30, 2009. The entire credit facility continues to accrue interest at the Bank’s prime rate. The prime rate was 5.00% on September 30, 2008. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company’s funded debt to EBITDA exceeds 2.5. The amended credit facility continues to provide the Company with a rate of LIBOR plus 1.75%, at the Company’s option. The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company’s fixed charge coverage ratio. The 90-day LIBOR rate was 4.05% at September 30, 2008.

At September 30, 2008 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the financial covenants associated with its credit facility at September 30, 2008.

In the event that economic conditions were to severely worsen for a protracted period of time, we believe that our borrowing capacity under our credit facilities will provide sufficient financial flexibility. The Company would have options available to ensure liquidity in addition to increased borrowing. Capital expenditures, which are budgeted at $3.4 million for the fiscal year ended June 30, 2009, could be postponed. At September 30, 2008, the Company had no bank debt. Based on the Company’s current level of debt, and performance, debt would bear interest at the Bank’s prime rate. The Company’s agreement with the Bank does include provisions for higher interest rates at higher debt levels and different levels of Company performance.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (FAS 141(R)). FAS 141(R) requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. FAS 141(R) also broadens the definition of a business combination and expands disclosures related to business combinations. FAS 141(R) will be applied prospectively to business combinations occurring after the beginning of the Company's fiscal year 2010, except that business combinations consummated prior to the effective date must apply FAS 141(R) income tax requirements immediately upon adoption. The Company is currently evaluating the impact of FAS 141(R) on its financial position, results of operations, and cash flows, and does not anticipate any material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement was effective for us beginning July 1, 2008. Adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations, financial position or cash flows.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

At September 30, 2008, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the commercial bank’s “floating reference rate” or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at September 30, 2008. Allied Healthcare Products has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4T. Controls and Procedures

(a)	Management’s annual report on internal control over financial reporting.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2008, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

The management of Allied Healthcare Products, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting and for the preparation and integrity of the accompanying financial statements and other related information in this report. The Audit Committee of the Board of Directors, which is comprised of directors who are not employees of the Company, meets regularly with management, the Company’s internal control outside consultants, and the independent registered public accounting firm. The internal control consultants and the independent registered public accounting firm have free and direct access to the Audit Committee, and they meet periodically, without management present, to discuss appropriate matters. Based on management’s evaluation, conducted under the criteria established in Internal Control - - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that its internal control over financial reporting was effective as of September 30, 2008.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report

(b) Changes in internal control over financial reporting

There were no changes in the Company’s internal controls for financial reporting or other factors during the first quarter of the most recent fiscal year that could significantly affect such internal controls. However, the Company has been engaged in the process of further reviewing and documenting its disclosure controls and procedures, including its internal accounting controls. The company may from time to time make changes aimed at enhancing the effectiveness of its disclosure controls and procedures, including its internal controls, to ensure that the Company’s systems evolve with its business.

Part II. OTHER INFORMATION

Item 6.  Exhibits

(a)	Exhibits:

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

32.2	Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

99.1	Press Release dated November 7, 2008 announcing first quarter earnings*

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

Date: November 7, 2008