Form 10-Q
period 2008-12-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2009-02-10
CIK 874710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Action of 1934
For the transition period from ________________________ to ________________________

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

Yes  ☐ No  ☒

The number of shares of common stock outstanding at February 2, 2009 is 7,901,327 shares.

INDEX
			Page
			Number
Part I –	Financial Information
	Item 1.	Financial Statements
		Consolidated Statement of Operations -	3
		Three and six months ended December 31,
		2008 and 2007 (Unaudited)

		Consolidated Balance Sheet -	4 - 5
		December 31, 2008 (Unaudited) and
		June 30, 2008

		Consolidated Statement of Cash Flows -	6
		Six months ended December 31, 2008 and 2007
		(Unaudited)

		Notes to Consolidated Financial Statements	7 - 10

	Item 2.	Management’s Discussion and Analysis of	10 - 16
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosure	16
		about Market Risk

	Item 4T.	Controls and Procedures	16

Part II -	Other Information
	Item 6.	Exhibits	17

		Signature	18

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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007

Net sales	$12,531,342	$13,626,016	$26,972,353	$27,727,634
Cost of sales	9,821,746	10,714,172	20,761,703	21,648,777
Gross profit	2,709,596	2,911,844	6,210,650	6,078,857

Selling, general and administrative expenses	3,400,342	2,932,428	6,583,929	5,975,398
Income (loss) from operations	(690,746)	(20,584)	(373,279)	103,459

Interest income	(18,455)	(38,177)	(49,114)	(78,946)
Interest expense	5,849	-	5,849	-
Other, net	11,112	11,113	23,179	26,263
	(1,494)	(27,064)	(20,086)	(52,683)

Income (loss) before provision for (benefit from) income taxes	(689,252)	6,480	(353,193)	156,142

Provision for (benefit from) income taxes	(253,158)	-	(125,456)	62,597
Net income (loss)	$(436,094)	$6,480	$(227,737)	$93,545

Basic and diluted earnings (loss) per share	$(0.06)	$0.00	$(0.03)	$0.01

Weighted average shares outstanding - basic	7,901,327	7,883,577	7,896,279	7,883,577

Weighted average shares outstanding - diluted	7,901,327	8,130,901	7,896,279	8,122,607

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
ASSETS

	(Unaudited)
	December 31,	June 30,
	2008	2008

Current assets:
Cash and cash equivalents	$4,212,532	$6,149,015
Accounts receivable, net of allowances of $300,000	4,642,668	6,441,683
Inventories, net	13,700,766	12,046,450
Other current assets	495,210	394,975

Total current assets	23,051,176	25,032,123

Property, plant and equipment, net	11,040,808	10,542,573
Goodwill	15,979,830	15,979,830
Other assets, net	697,206	703,328

Total assets	$50,769,020	$52,257,854

See accompanying Notes to Consolidated Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
(CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	December 31,	June 30,
	2008	2008

Current liabilities:
Accounts payable	$2,626,340	$2,590,804
Other accrued liabilities	1,900,964	2,960,334
Deferred income taxes	518,489	500,238
Deferred revenue	690,000	690,000
Total current liabilities	5,735,793	6,741,376

Deferred revenue	1,832,950	2,177,500

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,204,819 and 10,188,569 shares issued at December 31, 2008 and June 30, 2008, respectively; 7,901,327 and 7,885,077 shares outstanding at December 31, 2008 and June 30, 2008, respectively	102,048	101,886
Additional paid-in capital	47,612,958	47,524,084
Retained earnings	16,216,699	16,444,436
Less treasury stock, at cost; 2,303,492 shares at December 31, 2008 and June 30, 2008	(20,731,428)	(20,731,428)
Total stockholders' equity	43,200,277	43,338,978
Total liabilities and stockholders' equity	$50,769,020	$52,257,854

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six months ended
	December 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(227,737)	$93,545
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	751,332	667,929
Stock based compensation	7,323	37,849
Provision for doubtful accounts and sales
returns and allowances	(10,449)	(100,477)
Deferred taxes	18,251	(15,140)
Loss on disposition of equipment	-	5,228

Changes in operating assets and liabilities:
Accounts receivable	1,809,464	1,161,488
Inventories	(1,654,316)	1,189,323
Other current assets	(100,235)	(248,232)
Accounts payable	35,536	(320,924)
Deferred revenue	(344,550)	(232,500)
Other accrued liabilities	(1,059,370)	(849,766)
Net cash provided by (used in) operating activities	(774,751)	1,388,323

Cash flows from investing activities:
Capital expenditures	(1,243,445)	(259,501)
Purchase of intangible asset	-	(35,000)
Net cash used in investing activities	(1,243,445)	(294,501)

Cash flows from financing activities:
Stock options exercised	81,094	-
Excess tax benefit from exercise of stock options	619	-
Net cash provided by financing activities	81,713	-

Net increase (decrease) in cash and cash equivalents	(1,936,483)	1,093,822
Cash and cash equivalents at beginning of period	6,149,015	3,638,870
Cash and cash equivalents at end of period	$4,212,532	$4,732,692

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

2.           Inventories

Inventories are comprised as follows:

	December 31, 2008	June 30, 2008

Work-in progress	$1,169,972	$807,358
Raw materials and component parts	9,303,520	8,072,976
Finished goods	4,474,245	4,465,599
Reserve for obsolete and excess
inventory	(1,246,971)	(1,299,483)
	$13,700,766	$12,046,450

3.           Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period.  Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic shares outstanding for the three months ended December 31, 2008 and 2007 were 7,901,327 and 7,883,577 respectively.  The number of diluted shares outstanding for the three months ended December 31, 2008 and 2007 was 7,901,327 and 8,130,901 respectively.  The number of basic shares outstanding for the six months ended December 31, 2008 and 2007 were 7,896,279 and 7,883,577 respectively.  The number of diluted shares outstanding for the six months ended December 31, 2008 and 2007 was 7,896,279 and 8,122,607 respectively.

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

5.       Financing

On September 30, 2008, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with the amendment to the Company’s credit facility, the Bank extended the maturity on the Company’s revolving credit facility to September 1, 2010, with automatic renewals.  The amendment also increased the capital expenditure limitation to $4,000,000, from $2,000,000, for the fiscal year ended June 30, 2009.  The entire credit facility continues to accrue interest at the Bank’s prime rate.  The prime rate was 3.25% on December 31, 2008. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company’s funded debt to EBITDA exceeds 2.5. The amended credit facility continues to provide the Company with a rate of LIBOR plus 1.75%, at the Company’s option.  The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company’s fixed charge coverage ratio.  The 90-day LIBOR rate was 1.42% at December 31, 2008.

At December 31, 2008 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the financial covenants associated with its credit facility at December 31, 2008.

6.  Baralyme® Agreement

A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories (“Abbott”), with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Three Months ended		Six Months ended
	December 31,		December 31,
	2008	2007	2008	2007

Beginning balance	$2,695,000	$2,286,250	$2,867,500	$2,402,500

Payment Received from Abbott Laboratories	-	-	-	-

Revenue recognized as net sales	(172,050)	(116,250)	(344,550)	(232,500)

	2,522,950	2,170,000	2,522,950	2,170,000
Less - Current portion
of deferred revenue	(690,000)	(465,000)	(690,000)	(465,000)
	$1,832,950	$1,705,000	$1,832,950	$1,705,000

In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of December 31, 2008; $2,150,000 has been received as a result of product development activities.  For the three and six months ended December 31, 2008; $0 and $99,000, has been included in Net Sales, respectively.  For the three and six months ended December 31, 2008; $0 and $94,000, has been included in Cost of Sales, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months ended December 31, 2008 compared to three months ended December 31, 2007.

Allied had net sales of $12.5 million for the three months ended December 31, 2008, down $1.1 million, or 8.1%, from net sales of $13.6 million in the prior year same quarter. Customer orders were $1.4 million lower than the prior year same quarter, purchase order releases were $0.5 million lower than in the prior year same quarter.    Purchase order release times depend on the scheduling practices of individual customers, and do vary over time. Sales were also down from the prior year due to a $450,000 decrease in sales recognized as a result of product development activities to pursue development of a new carbon dioxide absorption product.  Sales for the three months ended December 31, 2007 include $450,000 as a result of product development activities to pursue development of a new carbon dioxide absorption product.  While the Company continues to pursue development of a new product, reimbursement of those activities by Abbott was completed during the quarter ended September 30, 2008.  Additional cost to develop the new product during the second quarter of fiscal 2009 was not reimbursed.

Sales for the three months ended December 31, 2008 include $172,050 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®.  Sales for the three months ended December 31, 2007 include $116,250 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®.  Income from the agreement will continue to be recognized over eight years, the term of the agreement, at $57,350 per month.  Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®.  The Company ceased the sale of Baralyme® on August 27th, 2004.

Domestic sales were down 9.7% from the prior year same quarter, while international business, which represented 19.4% of second quarter sales, was down 0.6%.  Orders for the Company’s products for the three months ended December 31, 2008 of $12.3 million were $1.4 million or 10.2% lower than orders for the prior year same quarter of $13.7 million.  Domestic orders are down 12.6% over the prior year same quarter while international orders which represented 21.7% of second quarter orders were unchanged from the prior year same quarter.  At this time, the Company believes this decrease in domestic orders is due to order timing and market conditions, and does not represent a decrease in the Company’s market share.

Gross profit for the three months ended December 31, 2008 was $2.7 million, or 21.6% of net sales, compared to $2.9 million, or 21.4% of net sales, for the three months ended December 31, 2007.  Gross profit during the second quarter was favorably impacted by an approximately 1.1% price increase in selected products, and an easing of pressure on raw material cost resulting from decreases in commodity cost in the market.

Selling, general and administrative expenses for the three months ended December 31, 2008 were $3.4 million compared to selling, general and administrative expenses of $2.9 million for the three months ended December 31 2007.  Salaries and benefits increased approximately $0.3 million.  This increase is primarily due to open employee positions in the second quarter of the prior fiscal year and normal increases in the cost of fringe benefits.  There have not been changes in staffing levels compared to the same quarter of the prior fiscal year.  Also, outside services increased approximately $130,000 primarily for the testing of the Company’s new EPV100 and MCV ventilators designed to meet the needs of the mass casualty and pandemic markets.  Additionally, legal expenses increased by approximately $38,000, as a result of product liability claims. Selling, general and administrative expenses also include approximately $24,000 in product development cost for the new carbon dioxide absorption product being developed.  In the prior year all development cost for this product were reimbursed.  These development costs will continue for the remainder of the fiscal year and are estimated to be an additional $250,000.

Loss from operations was $0.7 million for the three months ended December 31, 2008 compared to loss from operations of $20,584 for the three months ended December 31, 2007.  Interest income was $18,455 for the three months ended December 31, 2008 compared to interest income of $38,177 for the three months ended December 31, 2007.   Allied had loss before benefit from income taxes in the second quarter of fiscal 2009 of $0.7 million, compared to income before provision for income taxes in the second quarter of fiscal 2008 of $6,480.  The Company recorded a tax benefit of $0.3 million for the three-months ended December 31, 2008 and did not record a tax provision for the three months ended December 31, 2007.

Net loss for the second quarter of fiscal 2009 was $0.4 million or $0.06 per basic and diluted share compared to net income of $6,480 or $0.00 per basic and diluted share for the second quarter of fiscal 2008.  The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the second quarters of fiscal 2009 and 2008 were 7,901,327 and 7,883,577 shares, respectively.  The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the second quarters of fiscal 2009 and fiscal 2008 were 7,901,327 and 8,130,901 shares, respectively.

Six Months ended December 31, 2008 compared to six months ended December 31, 2007.

Allied had net sales of $27.0 million for the six months ended December 31, 2007, down $0.7 million, or 2.5%, from net sales of $27.7 million in the prior year same period. Sales were primarily down from the prior year due to a $450,000 decrease in sales recognized as a result of product development activities to pursue development of a new carbon dioxide absorption product.  While the Company continues to pursue development of a new product, reimbursement of those activities was limited to $99,000 during the six months ended December 31, 2008.  Additional cost to develop the new product will not be reimbursed.  In addition, customer orders were $1.3 million lower than in the prior year same period, and customer purchase order releases were $0.9 million lower than in the prior year same period.  Purchase order release times depend on the scheduling practices of individual customers and do vary over time

Sales for the six months ended December 31, 2008 include $344,550 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®.  Sales for the six months ended December 31, 2008 also include $99,000 as a result of product development activities to pursue development of a new carbon dioxide absorption product.  The agreement with Abbott provides for Abbott to pay Allied up to $2,150,000 in product development cost to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.  As of December 31, 2008; $2,150,000 has been received as a result of product development activities.  The Company ceased the sale of Baralyme® on August 27th, 2004.

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

Domestic sales were down 0.4% from the first six months of the prior year, while international business, which represented 18.0% of the first six months of sales, was down 11.9%.  Orders for the Company’s products for the six months ended December 31, 2008 of  $25.6 million were $1.3 million or 4.8% lower than orders for the prior year same period of $26.9 million.  International orders are up 12.0% over the prior year same period while domestic orders are down 8.4% over the prior year same period.  The decrease in domestic orders occurred in the second quarter.  At this time, the Company believes this decrease is due to order timing, and market conditions, and does not represent a decrease in the Company’s market share.

Gross profit for the six months ended December 31, 2008 was $6.2 million, or 23.0% of net sales, compared to $6.1 million, or 21.9% of net sales, for the six months ended December 31, 2007.  The increase in gross profit is due to modest price increases and an easing of pressure on raw material cost resulting from decreases in commodity cost in the market.  Cost of sales for the six months ended December 31, 2008 also include $94,000 as a result of product development of a new carbon dioxide absorption product.

Selling, general and administrative expenses for the six months ended December 31, 2008 were $6.6 million, a net increase of $0.6 million, or 10.0%, from $6.0 million for the six months ended December 31, 2007.  Salaries and benefits increased by $0.4 million from the prior year primarily due to open employee positions in the second quarter of the prior fiscal year and normal increases in the cost of fringe benefits.  There have not been changes in staffing levels over the prior year.  Also, outside services increased approximately $130,000 primarily for the testing of the Company’s new EPV100 and MCV ventilators designed to meet the needs of the mass casualty and pandemic markets.  Additionally, legal expenses increased by approximately $90,000, as a result of product liability claims.  Selling, general and administrative expenses also include approximately $67,000 in product development cost for the new carbon dioxide absorption product being developed.  In the prior year all development cost for this product were reimbursed.  These development costs will continue for the remainder of the fiscal year and are estimated to be an additional $250,000.

Loss from operations was $0.4 million for the six months ended December 31, 2008 compared to income from operations of $0.1 million for the six months ended December 31, 2007.  Interest income was $49,114 for the six months ended December 31, 2008 compared to interest income of $78,946 for the six months ended December 31, 2007.  Allied had loss before benefit for income taxes for the first six months of fiscal 2008 of $0.4 million, compared to income before provision for income taxes for the first six months of fiscal 2008 of $0.2 million.  The Company recorded a tax benefit of $0.1 million for the six-month period ended December 31, 2008, versus a tax provision of $0.1 million for the six-month period ended December 31, 2007.

In fiscal 2009, the net loss for the first six months was $0.2 million or $0.03 per basic and diluted share compared to net income of $0.1 million or $0.01 per basic and diluted share for the first six months of fiscal 2008. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the first six months of fiscal 2009 and 2008 were 7,896,279 and 7,883,577 shares, respectively.   The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the first six months of fiscal 2009 and fiscal 2008 were 7,896,279 and 8,122,607 shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

The Company’s working capital was $17.3 million at December 31, 2008 compared to $18.3 million at June 30, 2008.  Accrued liabilities decreased $1.1 million, inventory increased $1.7 million, and other current assets increased $0.1 million.  At December 31, 2008 these increases in working capital were more than offset by a decrease in Cash and cash equivalents of $1.9 million and a decrease of $1.8 million in accounts receivable to $4.6 million at December 31, 2008.  Accounts receivable as measured in days of sales outstanding (“DSO”) increased to 37 DSO at December 31, 2008; up from 34 DSO at June 30, 2008.

The increase in inventory is primarily due to the decrease in sales during the second quarter of fiscal 2009.  However, approximately $560,000 of the $1.7 million increase in inventory is due to finished goods and components for the Company’s new mass casualty ventilators and is permanent in nature.  Also, approximately $780,000 of the $1.9 million decrease in Cash and cash equivalents is due to investment in capital expenditures for cost reduction projects.  Additionally, approximately $420,000 of the decrease in Cash and cash equivalents is due to investment in capital expenditures for the Company’s new product introductions and maintenance of plant capacity.

On September 30, 2008, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with the amendment to the Company’s credit facility, the Bank extended the maturity on the Company’s revolving credit facility to September 1, 2010, with automatic renewals.  The amendment also increased the capital expenditure limitation to $4,000,000, from $2,000,000, for the fiscal year ended June 30, 2009.  The entire credit facility continues to accrue interest at the Bank’s prime rate.  The prime rate was 3.25% on December 31, 2008. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company’s funded debt to EBITDA exceeds 2.5. The amended credit facility continues to provide the Company with a rate of LIBOR plus 1.75%, at the Company’s option.  The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company’s fixed charge coverage ratio.  The 90-day LIBOR rate was 1.42% at December 31, 2008.

At December 31, 2008 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the financial covenants associated with its credit facility at December 31, 2008.

In the event that economic conditions were to severely worsen for a protracted period of time, we believe that our borrowing capacity under our credit facilities will provide sufficient financial flexibility.  The Company would have options available to ensure liquidity in addition to increased borrowing.  Capital expenditures, which are budgeted at $3.4 million for the fiscal year ended June 30, 2009, could be postponed.  At December 31, 2008, the Company had no bank debt.  Based on the Company’s current level of debt, and performance, debt would bear interest at the Bank’s prime rate.  The Company’s agreement with the Bank does include provisions for higher interest rates at higher debt levels and different levels of Company performance.

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

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

At December 31, 2008, the Company did not have any debt outstanding.  The revolving credit facility bears an interest rate using the commercial bank’s “floating reference rate” or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at December 31, 2008.  Allied Healthcare Products has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4T.     Controls and Procedures

(a)	Management’s annual report on internal control over financial reporting.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2008, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

The management of Allied Healthcare Products, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting and for the preparation and integrity of the accompanying financial statements and other related information in this report.  The Audit Committee of the Board of Directors, which is comprised of directors who are not employees of the Company, meets regularly with management, the Company’s internal control outside consultants, and the independent registered public accounting firm.  The internal control consultants and the independent registered public accounting firm have free and direct access to the Audit Committee, and they meet periodically, without management present, to discuss appropriate matters.  Based on management’s evaluation, conducted under the criteria established in Internal Control - - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that its internal control over financial reporting was effective as of December 31, 2008.

   (b) Changes in internal control over financial reporting

There were no changes in the Company’s internal controls for financial reporting or other factors during the quarter ended December 31, 2008 that could significantly affect such internal controls.  However, the Company has been engaged in the process of further reviewing and documenting its disclosure controls and procedures, including its internal accounting controls.  The company may from time to time make changes aimed at enhancing the effectiveness of its disclosure controls and procedures, including its internal controls, to ensure that the Company’s systems evolve with its business.

Part II.	OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits:
31.1 Certification of Chief Executive Officer (filed herewith)

31.2 Certification of Chief Financial Officer (filed herewith)

32.1 Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

32.2 Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

99.1 Press Release dated February 9, 2009 announcing first quarter earnings*

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

Date: February 9, 2009