Form 10-Q
period 2009-03-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2009-05-12
CIK 874710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Action of 1934
For the transition period from ________________________ to ___________________________________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐            No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

The number of shares of common stock outstanding at May 4, 2009 is 7,901,327 shares.

INDEX

			Page
			Number
Part I –	Financial Information
	Item 1.	Financial Statements
		Consolidated Statement of Operations -	3
		Three and nine months ended March 31,
		2009 and 2008 (Unaudited)

		Consolidated Balance Sheet -	4 - 5
		March 31, 2009 (Unaudited) and
		June 30, 2008

		Consolidated Statement of Cash Flows -	6
		Nine months ended March 31, 2009 and 2008
		(Unaudited)

		Notes to Consolidated Financial Statements	7 - 10

	Item 2.	Management’s Discussion and Analysis of	10 - 15
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosure	16
		about Market Risk

	Item 4T.	Controls and Procedures	16

Part II -	Other Information
	Item 6.	Exhibits	17

		Signature	18

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

PART I.     FINANCIAL INFORMATION

                    Item 1.     Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008

Net sales	$12,389,640	$13,943,852	$39,361,993	$41,671,485
Cost of sales	9,915,884	10,779,631	30,677,586	32,428,408
Gross profit	2,473,756	3,164,221	8,684,407	9,243,077

Selling, general and administrative expenses	3,198,135	3,013,413	9,782,064	8,988,810
Income (loss) from operations	(724,379)	150,808	(1,097,657)	254,267

Interest income	(5,041)	(13,928)	(54,155)	(92,874)
Interest expense	-	-	5,849	-
Other, net	13,403	9,241	36,583	35,504
	8,362	(4,687)	(11,723)	(57,370)

Income (loss) before provision for
(benefit from) income taxes	(732,741)	155,495	(1,085,934)	311,637

Provision for (benefit from) income taxes	(282,469)	55,824	(407,925)	118,421
Net income (loss)	$(450,272)	$99,671	$(678,009)	$193,216

Basic and diluted earnings (loss) per share	$(0.06)	$0.01	$(0.09)	$0.02

Weighted average shares outstanding - basic	7,901,327	7,883,577	7,897,937	7,883,577

Weighted average shares outstanding - diluted	7,901,327	8,122,888	7,897,937	8,117,684

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
ASSETS

	(Unaudited)
	March 31,	June 30,
	2009	2008
Current assets:
Cash and cash equivalents	$2,036,057	$6,149,015
Accounts receivable, net of allowances of $300,000	5,758,278	6,441,683
Inventories, net	13,658,441	12,046,450
Other current assets	454,631	394,975

Total current assets	21,907,407	25,032,123

Property, plant and equipment, net	10,878,246	10,542,573
Goodwill	15,979,830	15,979,830
Other assets, net	694,144	703,328

Total assets	$49,459,627	$52,257,854

See accompanying Notes to Consolidated Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
(CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	March 31,	June 30,
	2009	2008

Current liabilities:
Accounts payable	$2,303,360	$2,590,804
Other accrued liabilities	1,530,382	2,960,334
Deferred income taxes	514,461	500,238
Deferred revenue	688,200	690,000
Total current liabilities	5,036,403	6,741,376

Deferred revenue	1,663,150	2,177,500

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,204,819 and 10,188,569 shares issued at March 31, 2009 and June 30, 2008, respectively; 7,901,327 and 7,885,077 shares outstanding at March 31, 2009 and June 30, 2008, respectively	102,048	101,886
Additional paid-in capital	47,623,027	47,524,084
Retained earnings	15,766,427	16,444,436
Less treasury stock, at cost; 2,303,492 shares at March 31, 2009 and June 30, 2008	(20,731,428)	(20,731,428)
Total stockholders' equity	42,760,074	43,338,978
Total liabilities and stockholders' equity	$49,459,627	$52,257,854

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(678,009)	$193,216
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	1,074,119	964,454
Stock based compensation	17,392	57,269
Provision for doubtful accounts and sales returns and allowances	2,886	(110,894)
Deferred taxes	14,223	(22,908)
Loss on disposition of equipment	3,056	5,228

Changes in operating assets and liabilities:
Accounts receivable	680,519	216,393
Inventories	(1,611,991)	1,412,189
Other current assets	(59,655)	(175,996)
Accounts payable	(287,444)	(809,256)
Deferred revenue	(516,150)	(348,750)
Other accrued liabilities	(1,429,952)	(626,474)
Net cash provided by (used in) operating activities	(2,791,006)	754,471

Cash flows from investing activities:
Capital expenditures	(1,403,665)	(509,197)
Purchase of intangible asset	-	(35,000)
Net cash used in investing activities	(1,403,665)	(544,197)

Cash flows from financing activities:
Stock options exercised	81,094	-
Excess tax benefit from exercise of stock options	619	-
Net cash provided by financing activities	81,713	-

Net increase (decrease) in cash and cash equivalents	(4,112,958)	210,274
Cash and cash equivalents at beginning of period	6,149,015	3,638,870
Cash and cash equivalents at end of period	$2,036,057	$3,849,144

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  This statement was effective for the Company beginning July 1, 2008. Adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations, financial position or cash flows.

2.            Inventories

Inventories are comprised as follows:

	March 31, 2009	June 30, 2008

Work-in progress	$922,894	$807,358
Raw materials and component parts	9,453,403	8,072,976
Finished goods	4,469,351	4,465,599
Reserve for obsolete and excess
inventory	(1,187,207)	(1,299,483)
	$13,658,441	$12,046,450

3.            Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period.  Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic shares outstanding for the three months ended March 31, 2009 and 2008 were 7,901,327 and 7,883,577 respectively.  The number of diluted shares outstanding for the three months ended March 31, 2009 and 2008 was 7,901,327 and 8,122,888 respectively.  The number of basic shares outstanding for the nine months ended March 31, 2009 and 2008 were 7,897,937 and 7,883,577 respectively.  The number of diluted shares outstanding for the nine months ended March 31, 2009 and 2008 was 7,897,937 and 8,117,684 respectively.

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

5.            Financing

On September 30, 2008, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with the amendment to the Company’s credit facility, the Bank extended the maturity on the Company’s revolving credit facility to September 1, 2010, with automatic renewals.  The amendment also increased the capital expenditure limitation to $4,000,000, from $2,000,000, for the fiscal year ended June 30, 2009.  The entire credit facility continues to accrue interest at the Bank’s prime rate.  The prime rate was 3.25% on March 31, 2009. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company’s funded debt to EBITDA exceeds 2.5. The amended credit facility continues to provide the Company with a rate of LIBOR plus 1.75%, at the Company’s option.  The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company’s fixed charge coverage ratio.  The 90-day LIBOR rate was 1.21% at March 31, 2009.

At March 31, 2009 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the financial covenants associated with its credit facility at March 31, 2009.

6.  Baralyme® Agreement

A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories (“Abbott”), with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Three Months ended March 31,		Nine Months ended March 31,
	2009	2008	2009	2008

Beginning balance	$2,522,950	$2,170,000	$2,867,500	$2,402,500

Payment Received from Abbott Laboratories	-	-	-	-

Revenue recognized as net sales	(171,600)	(116,250)	(516,150)	(348,750)
	2,351,350	2,053,750	2,351,350	2,053,750
Less - Current portion of deferred revenue	(688,200)	(465,000)	(688,200)	(465,000)
	$1,663,150	$1,588,750	$1,663,150	$1,588,750

In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of March 31, 2009; $2,150,000 has been received as a result of product development activities.  For the three and nine months ended March 31, 2009; $0 and $99,000, has been included in Net Sales, respectively.  For the three and nine months ended March 31, 2009; $0 and $94,000, has been included in Cost of Sales, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Allied had net sales of $12.4 million for the three months ended March 31, 2009, down $1.5 million, or 10.8%, from net sales of $13.9 million in the prior year same quarter. Customer orders were $0.8 million lower than the prior year same quarter.    Purchase order releases were $1.9 million lower than in the prior year same quarter.  Purchase order release times depend on the scheduling practices of individual customers, and do vary over time. Releases for the quarter are also impacted by year to date orders which are $2.1 million lower than in the prior year.  At this time, the Company believes this decrease in orders and releases is due to broad economic conditions and does not represent a decrease in the Company’s market share.

Sales were also down from the prior year due to a $122,000 decrease in sales recognized as a result of product development activities to pursue development of a new carbon dioxide absorption product.  Sales for the three months ended March 31, 2008 include $122,000 as a result of product development activities to pursue development of a new carbon dioxide absorption product.  While the Company continues to pursue development of a new product, reimbursement of those activities by Abbott was completed during the quarter ended September 30, 2008.  Additional cost to develop the new product during the third quarter of fiscal 2009 was not reimbursed.

Sales for the three months ended March 31, 2009 include $171,600 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®.  Sales for the three months ended March 31, 2008 include $116,250 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®.  Income from the agreement will continue to be recognized at $57,350 per month until the expiration of the agreement in August 2012.  Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®.  The Company ceased the sale of Baralyme® on August 27th, 2004.

Domestic sales were down 13.4% from the prior year same quarter, while international business, which represented 22.2% of third quarter sales, was down 2.0%.  Orders for the Company’s products for the three months ended March 31, 2009 of $12.5 million were $0.8 million or 6.3% lower than orders for the prior year same quarter of $13.4 million.  Domestic orders are down 7.3% over the prior year same quarter while international orders, which represented 20.2% of third quarter orders, were 2.2 % lower than orders for the prior year same quarter.  At this time, the Company believes this decrease in domestic orders is due to market conditions, and does not represent a decrease in the Company’s market share.

Gross profit for the three months ended March 31, 2009 was $2.5 million, or 20.2% of net sales, compared to $3.2 million, or 23.0% of net sales, for the three months ended March 31, 2008.  Gross profit during the third quarter was negatively impacted by the lower level of sales and low production volume, resulting in less effective utilization of the Company’s manufacturing capacity and the fixed expenses associated with that capacity.

Selling, general and administrative expenses for the three months ended March 31, 2009 were $3.2 million compared to selling, general and administrative expenses of $3.0 million for the three months ended March 31 2008.  Salaries and benefits increased approximately $0.2 million.  This increase is primarily due to open employee positions in the third quarter of the prior fiscal year and normal increases in the cost of fringe benefits.  There have not been changes in staffing levels compared to the same quarter of the prior fiscal year.  Selling, general and administrative expenses also include approximately $24,000 in product development cost for the new carbon dioxide absorption product being developed.  In the prior year all development cost for this product were reimbursed.  These development costs will continue for the remainder of the fiscal year and are estimated to be an additional $300,000.

Loss from operations was $0.7 million for the three months ended March 31, 2009 compared to income from operations of $0.2 million for the three months ended March 31, 2008.  Interest income was $5,041 for the three months ended March 31, 2009 compared to interest income of $13,928 for the three months ended March 31, 2008.   Allied had loss before benefit from income taxes in the third quarter of fiscal 2009 of $0.7 million, compared to income before provision for income taxes in the third quarter of fiscal 2008 of $0.2 million.  The Company recorded a tax benefit of $0.3 million for the three-months ended March 31, 2009 compared to a tax provision of $0.1 million for the three months ended March 31, 2008.

Net loss for the third quarter of fiscal 2009 was $0.5 million or $0.06 per basic and diluted share compared to net income of $0.1 million or $0.01 per basic and diluted share for the third quarter of fiscal 2008.  The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the third quarters of fiscal 2009 and 2008 were 7,901,327 and 7,883,577 shares, respectively.  The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the third quarters of fiscal 2009 and fiscal 2008 were 7,901,327 and 8,122,888 shares, respectively.

Nine months ended March 31, 2009 compared to nine months ended March 31, 2008

Allied had net sales of $39.4 million for the nine months ended March 31, 2009, down $2.3 million, or 5.5%, from net sales of $41.7 million in the prior year same period. Customer orders were $2.1 million lower than in the prior year same period, and customer purchase order releases were $2.7 million lower than in the prior year same period.  Purchase order release times depend on the scheduling practices of individual customers and do vary over time.  At this time, the Company believes this decrease in orders and releases is due to broad economic conditions and does not represent a decrease in market share.

Sales were also down from the prior year due to a $671,000 decrease in sales recognized as a result of product development activities to pursue development of a new carbon dioxide absorption product.  While the Company continues to pursue development of a new product, reimbursement of those activities was limited to $99,000 during the nine months ended March 31, 2009.  Additional cost to develop the new product will not be reimbursed.

  Sales for the nine months ended March 31, 2009 include $516,150 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®.  Sales for the nine months ended March 31, 2009 also include $99,000 as a result of product development activities to pursue development of a new carbon dioxide absorption product.  The agreement with Abbott provides for Abbott to pay Allied up to $2,150,000 in product development cost to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.  As of March 31, 2009; $2,150,000 has been received as a result of product development activities.  The Company ceased the sale of Baralyme® on August 27th, 2004.

Sales for the nine months ended March 31, 2008 include $348,750 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®.  Sales for the nine months ended March 31, 2008 also include $671,000 as a result of product development activities to pursue development of a new carbon dioxide absorption product.  Income from the agreement will continue to be recognized at $57,350 per month until the expiration of the agreement in August 2012.  Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®.

Domestic sales were down 4.8% from the first nine months of the prior year, while international business, which represented 19.3% of the first nine months of sales, was down 8.6%.  Orders for the Company’s products for the nine months ended March 31, 2009 of  $38.1 million were $2.2 million or 5.5% lower than orders for the prior year same period of $40.3 million.  International orders, which represented 20.3% of the first nine months of orders, are up 6.9% over the prior year same period while domestic orders are down 8.0% over the prior year same period.  At this time, the Company believes this decrease is due to market conditions and does not represent a decrease in the Company’s market share.

Gross profit for the nine months ended March 31, 2009 was $8.7 million, or 22.1% of net sales, compared to $9.2 million, or 22.1% of net sales, for the nine months ended March 31, 2008.  Cost of sales for the nine months ended March 31, 2009 also include $94,000 as a result of product development of a new carbon dioxide absorption product.

Selling, general and administrative expenses for the nine months ended March 31, 2009 were $9.8 million, a net increase of $0.8 million, or 8.9%, from $9.0 million for the nine months ended March 31, 2008.  Salaries and benefits increased by $0.6 million from the prior year primarily due to open employee positions in the prior fiscal year and normal increases in the cost of fringe benefits.  There have not been changes in staffing levels over the prior year.  Also, outside services increased approximately $139,000 primarily for the testing of the Company’s new EPV100 and MCV ventilators designed to meet the needs of the mass casualty and pandemic markets.  Additionally, legal expenses increased by approximately $0.1 million, as a result of product liability claims.  Selling, general and administrative expenses also include approximately $92,000 in product development cost for the new carbon dioxide absorption product being developed.  In the prior year all development cost for this product were reimbursed.  These development costs will continue for the remainder of the fiscal year and are estimated to be an additional $300,000.

Loss from operations was $1.1 million for the nine months ended March 31, 2009 compared to income from operations of $0.3 million for the nine months ended March 31, 2008.  Interest income was $54,155 for the nine months ended March 31, 2009 compared to interest income of $92,874 for the nine months ended March 31, 2008.  Allied had loss before benefit for income taxes for the first nine months of fiscal 2009 of $1.1 million, compared to income before provision for income taxes for the first nine months of fiscal 2008 of $0.3 million.  The Company recorded a tax benefit of $0.4 million for the nine-month period ended March 31, 2009, versus a tax provision of $0.1 million for the nine-month period ended March 31, 2008.

In fiscal 2009, the net loss for the first nine months was $0.7 million or $0.09 per basic and diluted share compared to net income of $0.2 million or $0.02 per basic and diluted share for the first nine months of fiscal 2008. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the first nine months of fiscal 2009 and 2008 were 7,897,937 and 7,883,577 shares, respectively.   The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the first nine months of fiscal 2009 and fiscal 2008 were 7,897,937 and 8,117,684 shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

The Company’s working capital was $16.9 million at March 31, 2009 compared to $18.3 million at June 30, 2008.  Accrued liabilities decreased $1.4 million and accounts payable decreased $0.3 million.  Inventory increased $1.6 million, and other current assets increased $0.1 million.  At March 31, 2009 these increases in working capital were more than offset by a decrease in Cash and cash equivalents of $4.1 million and a decrease of $0.7 million in accounts receivable to $5.8 million at March 31, 2009.  Accounts receivable as measured in days of sales outstanding (“DSO”) increased to 39 DSO at March 31, 2009; up from 34 DSO at June 30, 2008.

The increase in inventory is primarily due to the decrease in sales during the second and third quarters of fiscal 2009. The Company does believe that inventory will decline as a result of reductions in purchases and production to adjust for the lower demand during the year.  However, approximately $620,000 of the $1.6 million increase in inventory is due to finished goods and components for the Company’s new mass casualty ventilators and is permanent in nature.  Also, approximately $800,000 of the $4.1 million decrease in Cash and cash equivalents is due to investment in capital expenditures for cost reduction projects.  Additionally, approximately $550,000 of the decrease in Cash and cash equivalents is due to investment in capital expenditures for the Company’s new product introductions and maintenance of plant capacity.

On September 30, 2008, the Bank and the Company agreed to an amendment of the credit facility. In conjunction with the amendment to the Company’s credit facility, the Bank extended the maturity on the Company’s revolving credit facility to September 1, 2010, with automatic renewals.  The amendment also increased the capital expenditure limitation to $4,000,000, from $2,000,000, for the fiscal year ended June 30, 2009.  The entire credit facility continues to accrue interest at the Bank’s prime rate.  The prime rate was 3.25% on March 31, 2009. The interest rate on prime rate loans may increase from prime to prime plus 0.75% if the ratio of the Company’s funded debt to EBITDA exceeds 2.5. The amended credit facility continues to provide the Company with a rate of LIBOR plus 1.75%, at the Company’s option.  The optional LIBOR rate may increase from LIBOR plus 1.75% to LIBOR plus 2.75% based on the Company’s fixed charge coverage ratio.  The 90-day LIBOR rate was 1.21% at March 31, 2009.

At March 31, 2009 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the financial covenants associated with its credit facility at March 31, 2009.

In the event that economic conditions were to severely worsen for a protracted period of time, we believe that our borrowing capacity under our credit facilities will provide sufficient financial flexibility.  The Company would have options available to ensure liquidity in addition to increased borrowing.  Capital expenditures, which are budgeted at $3.4 million for the fiscal year ended June 30, 2009, could be postponed.  At March 31, 2009, the Company had no bank debt.  Based on the Company’s current level of debt, and performance, debt would bear interest at the Bank’s prime rate.  The Company’s agreement with the Bank does include provisions for higher interest rates at higher debt levels and different levels of Company performance.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  This statement was effective for the Company beginning July 1, 2008. Adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations, financial position or cash flows.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

At March 31, 2009, the Company did not have any debt outstanding.  The revolving credit facility bears an interest rate using the commercial bank’s “floating reference rate” or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at March 31, 2009.  Allied Healthcare Products has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4T.	Controls and Procedures

(a)	Disclosure Controls and Procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2009, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting

There were no changes in the Company’s internal controls for financial reporting or other factors during the quarter ended March 31, 2009 that could significantly affect such internal controls.  However, the Company has been engaged in the process of further reviewing and documenting its disclosure controls and procedures, including its internal accounting controls.  The Company may from time to time make changes aimed at enhancing the effectiveness of its disclosure controls and procedures, including its internal controls, to ensure that the Company’s systems evolve with its business.

Part II.	OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits:
31.1  Certification of Chief Executive Officer (filed herewith)

31.2  Certification of Chief Financial Officer (filed herewith)

32.1  Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

32.2  Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

99.1  Press Release dated May 12, 2009 announcing first quarter earnings*

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

Date: May 12, 2009