Form 10-K
period 2009-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2009-09-25
CIK 874710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, accelerated filer and “smaller reporting company” in Rule 12 b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12 b-2). Yes ☐ No ☒

As of December 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $14,298,175.

As of September 19, 2009, there were 8,091,886 shares of common stock, $0.01 par value (the “Common Stock”), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be dated October 9, 2009 (portion) (Part III)

ALLIED HEALTHCARE PRODUCTS, INC.

i

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

Markets and Products

In fiscal 2009, respiratory care products, medical gas equipment and emergency medical products represented approximately 24%, 57% and 19%, respectively, of the Company’s net sales. In comparison, in fiscal 2008, respiratory care products, medical gas equipment and emergency medical products represented approximately 25%, 55%, and 20%, respectively, of the Company’s net sales. The Company operates in a single industry segment and its principal products are described in the following table:

Product	Description	Principal Brand Names	Primary Users
Respiratory Care Products
Respiratory Care/ Anesthesia Products	Large volume compressors; ventilator calibrators; humidifiers and mist tents; and CO2 absorbent	Timeter	Hospitals and sub-acute facilities
Home Respiratory Care Products	O2 cylinders; pressure regulators; nebulizers; portable large volume compressors; portable suction equipment and disposable respiratory products	Timeter; B&F; Schuco	Patients at home
Medical Gas Equipment
Construction Products	In-wall medical gas system components; central station pumps and compressors and headwalls	Chemetron; Oxequip	Hospitals and sub-acute facilities
Regulation Devices	Flowmeters; vacuum regulators; pressure regulators and related products	Chemetron; Oxequip; Timeter	Hospitals and sub-acute facilities
Disposable Cylinders	Disposable oxygen and gas cylinders	Lif-O-Gen	First aid providers and specialty gas distributors
Suction Equipment	Portable suction equipment and disposable suction canisters	Gomco; Allied; Schuco	Hospitals, sub-acute facilities and homecare products
Emergency Medical Products
Respiratory/Resuscitation	Demand resuscitation valves; bag mask resuscitators; emergency transport ventilators, oxygen regulators, SurgeX — surge suppressing post valve, and mass casualty ventilation line	LSP; Omni-Tech	Emergency service providers
Trauma and Patient Handling Products	Spine immobilization products; pneumatic anti-shock garments, trauma burn kits and Xtra backboards	LSP	Emergency service providers

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

The Company’s mass casualty ventilation line has been designed to meet the unique ventilation demands that can occur during a mass casualty event or pandemic. The mass casualty products are lightweight, robust, and easy to operate. Designed for surge capacity, these products are capable of providing reliable ventilation even in unpredictable environments and conditions, and require minimal periodic maintenance.

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

Sales and Marketing

Allied sells its products primarily to respiratory care/anesthesia product distributors, hospital construction contractors, emergency medical equipment dealers and directly to hospitals. The Company maintains a sales force of 34 sales professionals, all of whom are full-time employees of the Company.

The sales force includes 10 domestic hospital specialists, 10 domestic construction specialists, 4 emergency specialists and 6 international sales representatives. A total of four sales managers lead each of the sales groups. Two product managers are responsible for the marketing activities of our product lines.

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

The international specialists sell all Allied products within their territory. Allied’s net sales to foreign markets totaled 19% of the Company’s net sales in fiscal 2009, compared to 19% in fiscal 2008, and 18% in fiscal 2007. International sales are made through a network of dealers, agents and U.S. exporters who distribute the Company’s products throughout the world. Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East.

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

During fiscal year 2009 the research and development group has completed the design and released to production the EPV100 ventilator, MCV100 Mass Casualty Ventilator, MCV200 Mass Casualty Ventilator, and EPV200 ventilator. This line of ventilators has been designed to meet the needs of the mass casualty and pandemic markets.

As part of the agreement relating to the withdrawal of the Baralyme® product in August 2004, Abbott Laboratories agreed to pay to Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. Allied has pursued development of a new carbon dioxide absorption product. As of June 30, 2009 the Company had been reimbursed $2,150,000 by Abbott. More detailed information concerning this agreement is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s medical device manufacturing facilities are registered with the FDA, and have received ISO 9001 certification under the Medical Device Directive (MDD — European) for certain products in 1998. The Company’s St. Louis facility is ISO 9000 certified. The Company is subject to audit by the FDA, ISO, and European auditors for compliance with the Good Manufacturing Practices (“GMP”), the ISO and MDD regulations for medical devices. These regulations require the Company to manufacture its products and maintain its products and documentation in a prescribed manner with respect to design, manufacturing, testing and control activities. The Company also is subject to the registration and inspection requirements of state regulatory agencies.

There can be no assurance that any required FDA or other governmental approval will be granted, or, if granted, will not be withdrawn. Governmental regulation may prevent or substantially delay the marketing of the Company’s proposed products and cause the Company to undertake costly procedures. In addition, the extent of potentially adverse government regulation that might arise from future administrative action or legislation cannot be predicted. Any failure to obtain, and maintain, such approvals could adversely affect the Company’s ability to market its products or proposed products.

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

Patents, Trademarks and Proprietary Technology

The company owns and maintains patents on several products it believes is useful to the business and provides the company with an advantage over its competitors. During fiscal 2009 the company continued to pursue patents on the construction alarm, Resuscitimer, Mask Restraint system and the EPV100 ventilator.

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

Employees

At June 30, 2009, the Company had approximately 350 full-time employees. Approximately 226 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2012.

Executive Officers of the Registrant

This section provides information regarding the executive officers of the Company who are appointed by and serve at the pleasure of the Board of Directors:

Name	Age	Position
Earl R. Refsland	66	Director, President and Chief Executive Officer(1)
Eldon P. Rosentrater	55	Vice President of Administration & Corporate Planning(2)
Robert B. Harris	52	Vice President of Operations(3)
Daniel C. Dunn	49	Vice President of Finance, Chief Financial Officer, Secretary & Treasurer(4)

(1)	Mr. Refsland has been Director, President and Chief Executive Officer of the Company since September, 1999.
(2)	Mr. Rosentrater has been Vice President-Administration/Corporate Planning of the Company since March, 2003. He previously held the position of Vice President — Operations from October 1999 to 2003. Prior to that time, Mr. Rosentrater held the positions of Assistant to the President from 1998 to 1999; Director of Information Technologies from 1995 to 1998; Director of Business Development from 1993 to 1995 and Group Product Manager from 1989 to 1993.
(3)	Mr. Harris has been Vice President — Operations since July, 2006. He previously held the positions for Command Medical Products, Inc. of Vice President — Operations from January 2002 to January 2006 and Director of Operations from October 1999 to December 2001. Prior to that time, Mr. Harris held the position of Plant Manager for Sherwood Medical, a subsidiary of Tyco Healthcare from 1997 to 1999.
(4)	Mr. Dunn has been Vice President — Finance, Chief Financial Officer, Secretary and Treasurer since July, 2001. He previously held the position of Director of Finance at MetalTek International from 1998 to 2001. Prior to that time, Mr. Dunn held the position of Corporate Controller at Allied Healthcare Products, Inc. from 1994 to 1998.

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

The Company is subject to the reporting requirements of federal securities laws, including the Sarbanes-Oxley Act of 2002. Among other requirements, the Sarbanes-Oxley Act requires that the Company maintain effective disclosure controls and procedures and internal control over financial reporting. The Company has, and expects to continue to, expend significant management time and resources maintaining documentation and testing internal control over financial reporting. While management’s evaluation as of June 30, 2009 resulted in the conclusion that the Company’s internal control over financial reporting was effective as of that date, the Company cannot predict the outcome of testing in future periods. If we are not able to continue to comply with the requirements of Section 404 in a timely manner, we could be subject to scrutiny by regulatory authorities, such as the SEC or the NASDAQ National Market, and the trading price of our stock could decline. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important in helping us to prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company’s headquarters are located in St. Louis, Missouri and the Company maintains manufacturing facilities in Missouri and New York. Set forth below is certain information with respect to the Company’s manufacturing facilities at June 30, 2009.

Location	Square Footage (Approximate)	Owned/ Leased	Activities/Products
St. Louis, Missouri	270,000	Owned	Headquarters; medical gas equipment; respiratory care products; emergency medical products
Stuyvesant Falls, New York	30,000	Owned	CO2 absorbent

In addition, the Company owns a 16.8-acre parcel of undeveloped land in Stuyvesant Falls, New York.

Item 3. Legal Proceedings

Product liability lawsuits are filed against the Company from time to time for various injuries alleged to have resulted from defects in the manufacture and/or design of the Company’s products. Any such proceedings that are currently pending are not expected to have a material adverse effect on the Company. The Company maintains comprehensive general liability insurance coverage which it believes to be adequate for the continued operation of its business, including coverage of product liability claims.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Allied Healthcare Products, Inc. trades on the NASDAQ National Market under the symbol AHPI. As of September 14, 2009, there were 180 record owners of the Company’s Common Stock. The following tables summarize information with respect to the high and low closing prices for the Company’s Common Stock as listed on the NASDAQ National market for each quarter of fiscal 2009 and 2008, respectively. The Company currently does not pay, and in the most recent fiscal years has not paid, any dividend on its Common Stock.

Common Stock Information

2009	High	Low	2008	High	Low
September quarter	$7.00	$5.00	September quarter	$6.76	$5.05
December quarter	$6.19	$2.85	December quarter	$7.25	$5.85
March quarter	$4.50	$2.83	March quarter	$7.25	$6.00
June quarter	$5.68	$3.00	June quarter	$7.27	$6.00

Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to the Company’s proxy statement for the 2009 annual meeting of shareholders.

Item 6. Selected Consolidated Financial Data

(In thousands, except per share data) Year ended June 30,	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data
Net sales	$52,073	$56,364	$56,501	$57,546	$56,120
Cost of sales	40,273	43,006	42,028	43,293	41,669
Gross profit	11,800	13,358	14,473	14,253	14,451
Impairment of goodwill(2)	15,980	—	—	—	—
Selling, general and administrative expenses	13,042	12,085	12,052	12,113	11,843
Income (loss) from operations	(17,222)	1,273	2,421	2,140	2,608
Interest expense	—	20	—	—	123
Interest income	(60)	(138)	(111)	(53)	—
Other, net	50	60	(24)	37	43
Income (loss) before provision for (benefit from) income taxes	(17,212)	1,331	2,556	2,156	2,442
Provision for (benefit from) income taxes(1)	(450)	449	914	507	101
Net income (loss)	($16,762)	$882	$1,642	$1,649	$2,341
Basic earnings (loss) per share	($2.12)	$0.11	$0.21	$0.21	$0.30
Diluted earnings (loss) per share	($2.12)	$0.11	$0.20	$0.20	$0.29
Basic weighted average common shares outstanding	7,899	7,884	7,876	7,841	7,822
Diluted weighted average common shares outstanding	7,899	8,120	8,085	8,066	8,081

(In thousands) June 30,	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data
Working capital	$16,987	$18,291	$17,269	$14,644	$12,250
Total assets	32,297	52,258	51,318	49,330	46,097
Stockholders’ equity	26,685	43,339	42,485	40,660	38,862

(1)	See Note 5 to the June 30, 2009 Consolidated Financial Statements for further discussion of the Company’s effective tax rate.
(2)	See Note 13 to the June 30, 2009 Consolidated Financial Statements for further discussion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Allied manufactures and markets respiratory products, including respiratory care products, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts and percentages of net sales attributable to respiratory care products, medical gas equipment and emergency medical products for the fiscal years ended June 30, 2009, 2008, and 2007.

Year ended June 30,	Dollars in thousands 2009
	Net Sales	% of Total Net Sales
Respiratory care products	$12,303	23.6%
Medical gas equipment	29,656	57.0%
Emergency medical products	10,114	19.4%
Total	$52,073	100.0%

Year ended June 30,	Dollars in thousands 2008
	Net Sales	% of Total Net Sales
Respiratory care products	$14,248	25.3%
Medical gas equipment	30,744	54.5%
Emergency medical products	11,372	20.2%
Total	$56,364	100.0%

Year ended June 30,	Dollars in thousands 2007
	Net Sales	% of Total Net Sales
Respiratory care products	$13,899	24.6%
Medical gas equipment	32,775	58.0%
Emergency medical products	9,827	17.4%
Total	$56,501	100.0%

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by the various income and expense categories reflected in the Company’s consolidated statement of operations.

Year ended June 30,	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	77.3	76.3	74.4
Gross profit	22.7	23.7	25.6
Selling, general and administrative expenses	25.0	21.4	21.3
Impairment of goodwill	30.7	—-	—-
Income (loss) from operations	(33.1)	2.3	4.3
Interest expense	0.0	0.0	0.0
Interest income	0.1	0.2	0.2
Other, net	0.1	0.1	0.0
Income (loss) before provision for income taxes	(33.1)	2.4	4.5
Provision for (benefit from) income taxes	(0.9)	0.8	1.6
Net income (loss)	(32.2)%	1.6%	2.9%

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

Allied does offer limited warranties on its products. The standard warranty period is one year. The Company’s cost of providing warranty service for its products for the years ended June 30, 2009, June 30, 2008, and June 30, 2007 was $166,651, $62,954, and $118,967, respectively. The related liability for warranty service amounted to $104,157 and $86,343 at June 30, 2009 and 2008, respectively.

Inventory reserve for obsolete and excess inventory:

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. This analysis considers those identified inventory items to determine, in management’s best estimate, if parts can be used beyond one year, if there are alternate uses or at what values such parts may be disposed for. At June 30, 2009 and 2008, inventory is recorded net of a reserve for obsolete and excess inventory of $1.3 million.

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

Accounts receivable net of allowances:

Accounts receivable are recorded net of an allowance for doubtful accounts, which is determined based on an analysis of past due accounts including accounts placed with collection agencies, and an allowance for returns and credits, which is based on historical analysis of credit memo data and returns. At June 30, 2009 and 2008, accounts receivable is recorded net of allowances of $0.3 million.

Goodwill:

Goodwill initially arises from business acquisitions and represents the value of unidentifiable intangibles in an acquired business. Goodwill is then evaluated at least annually for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”

At June 30, 2008 the Company had goodwill of $16.0 million. As a result of impairment testing as of June 30, 2009 the Company wrote down all of its goodwill so that at June 30th, 2009 the Company had zero goodwill. This impairment reflected the deteriorating market conditions the Company faces and lower prospects for earnings and cash flow. The amount of the impairment was determined in accordance with SFAS 142 “Goodwill and Other Intangibles,” which compares carrying value to the estimated fair value of assets and liabilities. The Company conducts a formal impairment test of goodwill annually at June 30th and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. The annual impairment test did not indicate an impairment of goodwill at June 30, 2008, or 2007.

Allied operates as one reporting unit and prepares its annual goodwill impairment test in that manner. None of the Company’s product lines constitute a business, as that term is defined in Emerging Issues Task Force (EITF) Issue 98-3. Most of its products are produced in one facility, and Allied does not produce separate financial statements for any part of its business.

At June 30, 2008 the Company had goodwill of $16.0 million, resulting from the excess of the purchase price over the fair value of net assets acquired in business combinations. The Company completed its annual goodwill impairment test during the fourth quarter of the fiscal year ended June 30, 2009. Due to a general slow down in orders as a result of the current recession, operating profits and cash flows were lower than expected during fiscal 2009. Based on that trend, management revised its earnings forecast for fiscal 2009. In addition, during 2009 the stock traded below book value, in part due to the global economic downturn’s impact on Company performance and the turmoil in the equity markets.

In accordance with SFAS 142, a two step process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of the Company to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of the Company exceeds the estimated fair value. Upon indication of impairment, a second step is performed to determine the amount of the impairment by comparing the implied fair value of the Company’s goodwill with its carrying value.

To estimate the fair value of the Company for step one, the Company utilized a combination of income and market approaches. The income approach, specifically a discounted cash flow methodology, included assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, perpetual growth rates and long term discount rates, all of which requires significant judgments by management. These assumptions take into account the current recessionary environment and its impact on the Company’s business. In addition, the Company utilized a discount rate appropriate to compensate for its earning risk relative the equity markets as a whole. The Company considered historical industry transactions in arriving at an appropriate control premium to identify the value of the company to market participants for the market approach.

The results of step one indicated that the Company’s goodwill was substantially impaired. A step two analysis was performed to the extent necessary to determine that all of the Company’s goodwill was impaired. Accordingly, the Company wrote off the entire goodwill balance and recorded an impairment charge of $16.0 million. As a result, at June 30, 2009 the Company had a goodwill balance of zero. The goodwill impairment charge is non-cash in nature and does not affect the company’s liquidity, cash flows from operating activities or debt covenants and will not have a material impact on future operations.

In accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company also evaluated the recoverability of its long-lived assets. Based upon this evaluation, the Company determined that there was no impairment of these assets.

Self-insurance:

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2009 and 2008, the Company had $395,000 and $300,000 respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

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

In consideration of the foregoing, Abbott agreed to pay Allied an aggregate of $5,250,000 of which $1,530,000 was paid on September 30, 2004 and the remainder payable in four equal annual installments of $930,000 due on July 1, 2005 through July 1, 2008. The last installment due on July 1, 2008 was received by Allied on June 19, 2008.

The payments received from Abbott are being recognized into income, as net sales, over the eight-year term of the agreement. Allied has no further obligations under this agreement which would require the Company to repay these amounts or otherwise impact this accounting treatment. During the year ended June 30, 2009, $688,200 was recognized into income as net sales.

A reconciliation of deferred revenue resulting from the agreement with Abbott, with the amounts received under the agreement, and amounts recognized as net sales for fiscal years 2009 and 2008 is as follows:

	Twelve Months ended June 30,
	2009	2008
Beginning balance	$2,867,500	$2,402,500
Payment Received from Abbott Laboratories	—	930,000
Revenue recognized as net sales	(688,200)	(465,000)
	2,179,300	2,867,500
Less – Current portion of deferred revenue	(688,200)	(690,000)
	$1,491,100	$2,177,500

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

Fiscal 2009 Compared to Fiscal 2008

The Company had a loss of $17.2 million before taxes for fiscal 2009, compared to income of $1.3 million before taxes for fiscal 2008. The Company recorded an income tax benefit of $0.4 million in fiscal 2009, compared to an income tax provision of $0.4 million in fiscal 2008. Due to the non-deductibility of the goodwill impairment charge for federal income tax purposes, the 2009 tax benefit was not affected.

For further discussion of the Company’s income tax calculation please refer to Note 5 of the “Notes to Consolidated Financial Statements” section included in this Form 10-K.

Financial results for fiscal 2009 were adversely impacted by the write down of $16.0 million in goodwill. The write down resulted from the required annual impairment review of its goodwill at June 30, 2009, which took into consideration the declining economic environment and declining profitability. For further discussion of the Company’s goodwill impairment calculation please refer to the “Critical Accounting Polices — Goodwill” section above.

Net sales for fiscal 2009 of $52.1 million were $4.3 million or 7.6% less than net sales of $56.4 million in fiscal 2008. Domestically, sales decreased by $3.7 million dollars. Internationally, sales decreased by $0.6 million. International business is dependent upon hospital construction projects, and the development of medical facilities in those regions in which the Company operates. Domestic sales for fiscal 2009 include approximately $0.8 million for the recognition into sales of payments resulting from the agreement with Abbott Laboratories, as discussed below. For 2008, domestic sales included approximately $1.7 million for the recognition into sales of payments resulting from the agreement with Abbott Laboratories.

The decrease in net sales for the year is primarily the result of the worldwide recession. By and large, the Company’s products are considered durable goods. The Company believes that the purchase of equipment and durable goods and the purchase of equipment by hospitals and municipalities have been cut radically as a short term measure to meet budgets and conserve cash. Orders for the Company’s products for the year ended June 30, 2009 of $49.5 million were $4.9 million or 9.0% lower than orders for the year ended June 30, 2008 of $54.4 million. Customer purchase order releases for the year ended June 30, 2009 of $49.6 million were $4.2 million or 7.8% lower than customer purchase order releases of $53.8 million from the prior fiscal year.

Sales for the year ended June 30, 2009 included $688,000 for the recognition into sales of payments resulting from the agreement with Abbott Laboratories to cease production and distribution of Baralyme®. Sales for the year ended June 30, 2009 also included recognition as sales of $99,000 in reimbursement by Abbott Laboratories in product development cost to pursue development of new carbon dioxide absorption product as a result of the agreement to cease production and distribution of Baralyme®. In total, domestic sales for 2009 included approximately $787,000 for recognition into sales of payments resulting from the agreement with Abbott Laboratories.

By comparison, sales for the year ended June 30, 2008 included $465,000 for the recognition into sales of payments resulting from the agreement with Abbott Laboratories to cease production and distribution of Baralyme® and $1,196,000 in reimbursement by Abbott Laboratories in product development cost to pursue development of new carbon dioxide absorption product to replace Baralyme®.

Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®. For the year ended June 30, 2009 the Company had carbon dioxide absorbent sales of Carbolime®, of $1.8 million dollars, compared with $1.9 million for the year ended June 30, 2008.

Respiratory care products sales in fiscal 2009 of $12.3 million were $1.9 million, or 13.4% lower than sales of $14.2 million in the prior year. Included in the sales for respiratory care products is an approximately $1.0 million decrease in the amount recognized resulting from the agreement to cease the production and distribution of Baralyme®. The amount recognized as sales decreased to approximately $0.7 million or $1.0 million less than in the prior year. Respiratory care products also include the Company’s efforts in the Homecare market. The Company continues to develop systems and personnel to improve our telemarketing efforts, has increased inventory levels to improve customer service levels, and continues to emphasize measures to reduce cost.

Medical gas equipment sales, which include construction products, of $29.7 million in fiscal 2009 were $1.0 million, or 3.3% lower than prior year levels of $30.7 million. Internationally, sales of Medical gas equipment in fiscal 2009 were $0.8 million less than in the prior year. The remainder of the decrease in sales, of $0.2 million, took place in the domestic market. The Company does not believe this decrease in sales represents a loss of market share.

Emergency medical product sales in fiscal 2009 of $10.1 million were $1.3 million or 11.4% lower than fiscal 2008 sales of $11.4 million. International sales of Emergency medical products were unchanged from the prior year while domestic sales decreased by $1.3 million. Also, orders for the Company’s Emergency Products were $1.2 million lower than the prior year. The Company believes that demand for these products, which are largely consumed by local agencies, was impacted by economic conditions as states and municipalities struggled with decreased tax revenues.

International sales, which are included in the product lines discussed above, decreased $0.7 million, or 6.5%, to $10.1 million in fiscal 2009 compared to sales of $10.8 million in fiscal 2008. As discussed above, the Company’s international shipments are dependent on hospital construction projects and the expansion of medical care in those regions. In fiscal 2009, international shipments of Medical Gas equipment, including construction products, decreased by $0.8 million dollars. This decrease was partially offset by an increase of $48,000 in the sale of Emergency care products and by a $142,000 increase in the sale of Respiratory care products. The Company believes order declines in South America and Southeast Asia, and other regions are the result of the current recession.

Gross profit in fiscal 2009 was $11.8 million, or 22.6% of sales, compared to a gross profit of $13.4 million, or 23.7% of sales in fiscal 2008. Lower production levels result in less effective utilization of the Company’s manufacturing capacity and the fixed expenses associated with that capacity. In addition, the cost of providing medical coverage to its employees increased approximately $0.3 million in fiscal 2009 over fiscal 2008. Cost of sales for the year ended June 30, 2009 includes approximately $0.1 million in cost incurred in product development cost to pursue development of a new carbon dioxide absorption product as a result of the agreement with Abbott Laboratories to cease production and distribution of Baralyme®. Cost of sales for the year ended June 30, 2008 includes approximately $0.6 million in cost incurred in product development cost to pursue development of a new carbon dioxide absorption product.

The Company invested $1.5 million in capital expenditures in fiscal 2009, $1.1 million in fiscal 2008, and $0.6 million in fiscal 2007 for manufacturing equipment and computer systems, which continue to decrease production costs and improve efficiencies for several product lines. The Company continues to control cost and actively pursue methods to reduce its costs.

Selling, General, and Administrative (“SG&A”) expenses for fiscal 2009 were $13.0 million, compared to SG&A expenses of $12.1 million in fiscal 2008. Salaries and benefits increased by $0.8 million from the prior year primarily due to open employee positions in the prior fiscal year and normal increases in the cost of fringe benefits. There have not been changes in staffing levels over the prior year. Also, outside services increased approximately $0.1 million primarily for the testing of the Company’s new EPV100 and MCV ventilators designed to meet the needs of the mass casualty and pandemic markets. Additionally, legal expenses increased by approximately $0.1 million, as a result of product liability claims. Selling, general and administrative expenses also include approximately $0.2 million in product development cost for the new carbon dioxide absorption product being developed. In the prior year all development cost for this product were reimbursed. These increases have been partially offset by a $0.1 million decrease in recruiting expenses and a $0.1 million decrease in auditing and accounting professional fees from the prior year as a result of the IRS examination of the Company’s U.S. income tax returns for the fiscal years ended June 30, 2005 and 2006, which occurred during fiscal year 2008.

Interest income in fiscal 2009 was $60,000 compared to interest income of $138,000 in fiscal 2008.

Net loss in fiscal 2009 was $16.8 million or $2.12 per basic and diluted earnings per share, down from net income of $0.9 million, or $0.11 per basic and diluted earnings per share in fiscal 2008. In 2009, the weighted number of shares used in the calculation of basic and diluted earnings per share was 7,898,782. In

2008, the weighted number of shares used in the calculation of basic earnings per share was 7,883,659 and the weighted number of shares used in the calculation of diluted earnings per share was 8,119,776.

Fiscal 2008 Compared to Fiscal 2007

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

The decrease in net sales for 2008 was primarily the result of shipping performance. Orders for the Company’s products for the year ended June 30, 2008 of $54.4 million were $0.4 million or 0.7% higher than orders for the year ended June 30, 2007 of $54.0 million. Customer purchase order releases of $53.8 million were unchanged from fiscal 2007. However, slight delays in production did lead to a slight decrease in sales for the year.

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

By comparison, sales for the year ended June 30, 2007 included $465,000 for the recognition into sales of payments resulting from the agreement with Abbott Laboratories to cease production and distribution of Baralyme® and $584,000 reimbursement by Abbott Laboratories in product development cost to pursue development of new carbon dioxide absorption product to replace Baralyme®.

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

Gross profit in fiscal 2008 was $13.4 million, or 23.7% of sales, compared to a gross profit of $14.5 million, or 25.6% of sales in fiscal 2007. Increases in material cost negatively impacted gross margins during fiscal 2008. Material cost was approximately 2.0% higher than in the prior year. Labor costs are approximately 3.8% higher than in the prior year due to contractual increases with the bargaining unit. The decrease in gross profit as a percent of sales was also partially due to lower production levels versus the prior year related to a decrease in inventory levels for the year. Lower production levels result in less effective utilization of the Company’s manufacturing capacity and the fixed expenses associated with that capacity. Cost of sales for the year ended June 30, 2007 includes approximately $0.6 million in cost incurred in product development cost to pursue development of a new carbon dioxide absorption product as a result of the agreement with Abbott Laboratories to cease production and distribution of Baralyme®. Cost of sales for the year ended June 30, 2008 includes approximately $1.0 million in cost incurred in product development cost to pursue development of a new carbon dioxide absorption product.

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

Interest income in fiscal 2008 was $0.1 million, unchanged from fiscal 2007.

Financial Condition, Liquidity and Capital Resources

The following table sets forth selected information concerning Allied’s financial condition at June 30:

Dollars in thousands	2009	2008	2007
Cash & cash equivalents	$1,943	$6,149	$3,639
Working Capital	$16,987	$18,291	$17,269
Total Debt	$—	$—	$—
Current Ratio	4.36:1	3.71:1	3.50:1

The Company’s working capital was $17.0 million at June 30, 2009 compared to $18.3 million at June 30, 2008. Income taxes receivable increased $0.9 million and inventory increased by $0.6 million, while accounts payable decreased $1.0 million, accrued liabilities decreased $0.6 million and deferred income taxes decreased $0.2 million. During fiscal 2009, these increases in working capital were offset by a decrease of

$4.2 million in cash and cash equivalents and other current assets decreased $0.1 million. Accounts receivable decreased to $6.2 million at June 30, 2009, down $0.3 million from $6.4 million at June 30, 2008. Accounts receivable as measured in days sales outstanding (“DSO”) increased to 43 DSO up from 34 DSO in the prior year. Inventory increased during 2009 as the company invested in finished goods and components for its new line of pandemic and mass casualty ventilators. Accounts payable decreased in 2009 primarily due to lower inventory purchases in the fourth quarter of 2009.

The net decrease in cash for the fiscal year ended June 30, 2009 was $4.2 million. The net increase in cash for the fiscal year ended June 30, 2008 was $2.5 million. Net cash used in operating activities was $2.7 million for fiscal 2009 compared to net cash provided by operating activities of $3.7 for fiscal 2008.

Cash flows used in operating activities for the fiscal year ended June 30, 2009 consisted of a net loss of $16.8 million, supplemented by $1.3 million in non-cash charges to operations for amortization and depreciation. The net loss was also offset by a $16.0 million non-cash charge to operations for the impairment of goodwill. Cash flow was used to make capital expenditures of $1.5 million.

Cash flows provided by operating activities for the fiscal year ended June 30, 2008 consisted of a net income of $0.9 million, supplemented by $1.2 million in non-cash charges to operations for amortization and depreciation. Cash flow was used to make capital expenditures of $1.1 million.

The Company has entered into a credit facility arrangement with Bank of America, the successor in interest to LaSalle Bank National Association (the “Bank”). The credit facility was amended on September 26, 2002, September 26, 2003, August 25, 2004, September 1, 2005, and September 30, 2008.

Under the terms of the credit facility, the Company is required to be in compliance with certain financial covenants pertaining to stockholders’ equity, capital expenditures and net income. Additionally, the terms of the credit facility restrict the Company from the payment of dividends on any class of its stock. At June 30, 2009, the Company was in violation of its fixed charge coverage ratio covenant on the credit agreement. The Company has no outstanding amounts under the credit facility. Based on its discussions with the Bank and other financial institutions, the Company believes it will be able to negotiate an acceptable waiver and amendment with the Bank or to procure a replacement credit facility with another lender. Even if this were not possible, the Company does not anticipate the technical default under the credit facility to materially impact its liquidity.

The revolving credit facility provides for a borrowing base of 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $7.0 million, subject to reserves as established by the Bank. The maximum borrowing under the revolving credit facility is $10 million. At June 30, 2009, $10 million was available under the revolving credit facility. However, as of September 25, 2009, the Company does not have any availability under the revolving credit facility due to the financial covenant violations discussed above. As a result of an amendment made on September 30, 2008, the credit facility matures on September 1, 2010. Borrowings under the facility accrue interest at a variable rate equal to the Bank’s prime rate. The credit facility calls for a commitment fee payable quarterly based on the average daily unused portion of the revolving credit facility. This commitment fee is 0.25% if the Company’s ratio of funded debt to EBITDA is greater than or equal to 1.5. The commitment fee reduces to 0.20% if this ratio is less than 1.5 but greater than or equal to 1.0, and the fee reduces to 0.15% if this ratio is less than 1.0. The revolving credit facility also provides for a commitment guaranty of up to $5.0 million for letters of credit and requires a per annum fee of 2.50% on outstanding letters of credit. At June 30, 2009, the Company had no letters of credit outstanding. Any outstanding letters of credit decrease the amount available for borrowing under the revolving credit facility.

The credit facility requires a lockbox arrangement, which provide for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the credit facility, cause borrowings under the revolving credit facility to be classified as a current liability, per guidance in the FASB’s Emerging Issues Task Force Issue 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of borrowings under the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. The Bank has not notified the Company of any indication of a MAE at June 30, 2009.

At June 30, 2009 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt or long-term debt.

The following table summarizes the Company’s contractual obligations at June 30, 2009:

Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	$680,004	$201,141	$381,063	$97,800	—
Unconditional Purchase Obligations	—	—	—	—	—
Other Long-Term Obligations	—	—	—	—	—
Total Contractual Cash Obligations	$680,004	$201,141	$381,063	$97,800	$—

Capital expenditures were $1.5 million, $1.1 million and $0.6 million in fiscal 2009, 2008, and 2007, respectively. The Company believes that cash flows from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures of $1.2 million in 2010. Cash flows from operations may be negatively impacted by decreases in sales, market conditions, and adverse changes in working capital.

In the event that economic conditions were to severely worsen for a protracted period of time, we believe that we will be able to negotiate an amendment and waiver to our existing credit facility or procure a replacement credit facility, and our projected borrowing capacity under those arrangements will provide sufficient financial flexibility. The Company would have options available to ensure liquidity in addition to increased borrowing. Capital expenditures, which are budgeted at $1.2 million for the fiscal year ended June 30, 2010, could be postponed. At June 30, 2009, the Company had no bank debt.

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

The following table sets forth selected operating results for the eight quarters ended June 30, 2009. The information for each of these quarters is unaudited, but includes all normal recurring adjustments which the Company considers necessary for a fair presentation thereof. These operating results, however, are not necessarily indicative of results for any future period. Further, operating results may fluctuate as a result of the timing of orders, the Company’s product and customer mix, the introduction of new products by the Company and its competitors, and overall trends in the health care industry and the economy. While these patterns have an impact on the Company’s quarterly operations, the Company is unable to predict the extent of this impact in any particular period.

Dollars in thousands, except per share data

Three months ended,	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007
Net sales	$12,711	$12,390	$12,531	$14,441	$14,692	$13,944	$13,626	$14,102
Gross profit	3,115	2,474	2,710	3,501	4,115	3,164	2,912	3,167
Income (loss) from operations	(16,124)	(724)	(691)	317	1,019	151	(21)	124
Net income (loss)	(16,084)	(450)	(436)	208	689	100	6	87
Basic earnings (loss) per share	(2.04)	(0.06)	(0.06)	0.03	0.09	0.01	—	0.01
Diluted earnings (loss) per share	(2.04)	(0.06)	(0.06)	0.03	0.08	0.01	—	0.01

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

Recent Accounting Pronouncements

New Accounting Pronouncements:

Recently Adopted Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) which requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. The Company adopted FSP FAS 107-1 and APB 28-1 during the quarter ended June 30, 2009. The adoption of FSP FAS 107-1 and APB 28-1 had no impact on the Company’s financial position or results of operations.

Also in April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”) to change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. FSP 115-2 and 124-2 also requires enhanced disclosures, including the Company’s methodology and key inputs used for determining the amount of credit losses recorded in earnings. The Company adopted FSP 115-2 and 124-2 during the quarter ended June 30, 2009. The adoption of FSP 115-2 and 124-2 had no impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued SFAS 165. The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 for the year ended June 30, 2009 and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

See Item 8, Note 2 “Summary of Significant Accounting Policies for a discussion of recent accounting pronouncements and their impact on our consolidated financial statements, if any.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2009, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the commercial bank’s “floating reference rate” or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at June 30, 2009. Allied Healthcare Products has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 8. Financial Statements and Supplementary Data

The following described consolidated financial statements of Allied Healthcare Products, Inc. are included in response to this item:

Report of Independent Registered Public Accounting Firm.
Consolidated Statement of Operations for the fiscal years ended June 30, 2009, 2008 and 2007.
Consolidated Balance Sheet for the fiscal years ended June 30, 2009 and 2008.
Consolidated Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2009, 2008 and 2007.
Consolidated Statement of Cash Flows for the fiscal years ended June 30, 2009, 2008 and 2007.
Notes to Consolidated Financial Statements.
Schedule of Valuation and Qualifying Accounts and Reserves for the years ended June 30, 2009, 2008 and 2007.
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Allied Healthcare Products, Inc.

We have audited the accompanying consolidated balance sheet of Allied Healthcare Products, Inc. and subsidiaries (collectively, the Company) as of June 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2009. In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule of valuation and qualifying accounts and reserves for the years ended June 30, 2009, 2008 and 2007. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Healthcare Products, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, on July 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standard No. 109.

/s/ RubinBrown LLP
St. Louis, Missouri
September 25, 2009

ALLIED HEALTHCARE PRODUCTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

Year ended June 30,	2009	2008	2007
Net sales	$52,072,676	$56,364,111	$56,500,974
Cost of sales	40,273,089	43,006,007	42,028,125
Gross profit	11,799,587	13,358,104	14,472,849
Selling, general and administrative expenses	13,041,564	12,084,971	12,051,500
Impairment of goodwill	15,979,830	—	—
Income (loss) from operations	(17,221,807)	1,273,133	2,421,349
Other (income) expenses:
Interest expense	—	20,150	—
Interest income	(60,277)	(138,269)	(110,790)
Other, net	50,062	60,005	(23,841)
	(10,215)	(58,114)	(134,631)
Income (loss) before provision for (benefit from) income taxes	(17,211,592)	1,331,247	2,555,980
Provision for (benefit from) income taxes	(449,779)	448,748	914,400
Net income (loss)	($16,761,813)	$882,499	$1,641,580
Basic income (loss) per share:	($2.12)	$0.11	$0.21
Diluted income (loss) per share:	($2.12)	$0.11	$0.20
Weighted average shares outstanding – Basic	7,898,782	7,883,659	7,875,982
Weighted average shares outstanding – Diluted	7,898,782	8,119,776	8,085,375

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET

	June 30, 2009	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,943,364	$6,149,015
Accounts receivable, net of allowances of $300,000	6,172,437	6,441,683
Inventories, net	12,663,938	12,046,450
Income tax receivable	937,273	—
Other current assets	327,203	394,975
Total current assets	22,044,215	25,032,123
Property, plant and equipment, net	10,799,089	10,542,573
Goodwill	—	15,979,830
Other assets, net	390,627	703,328
Total assets	$33,233,931	$52,257,854
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,633,568	$2,590,804
Other accrued liabilities	2,316,558	2,960,334
Deferred income taxes	419,213	500,238
Deferred revenue	688,200	690,000
Total current liabilities	5,057,539	6,741,376
Deferred revenue	1,491,100	2,177,500
Commitments and contingencies (Notes 4 and 9)
Stockholders’ equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,204,819 and 10,188,569 shares issued at June 30, 2009 and June 30, 2008, respectively; 7,901,327 and 7,885,077 shares outstanding at June 30, 2009 and June 30, 2008, respectively	102,048	101,886
Additional paid-in capital	47,632,049	47,524,084
Retained earnings (deficit)	(317,377)	16,444,436
Less: treasury stock, at cost; 2,303,492 shares at June 30, 2009 and 2008	(20,731,428)	(20,731,428)
Total stockholders’ equity	26,685,292	43,338,978
Total liabilities and stockholders’ equity	$33,233,931	$52,257,854

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Total
Balance, July 1, 2006	$101,556	$47,258,182	$14,031,500	$(20,731,428)	$40,659,810
Issuance of common stock	315	109,199	—	—	109,514
Stock based compensation	—	73,782	—	—	73,782
Net income for the year ended June 30, 2007	—	—	1,641,580	—	1,641,580
Balance, June 30, 2007	101,871	47,441,163	15,673,080	(20,731,428)	42,484,686
Issuance of common stock	15	6,098	—	—	6,113
Stock based compensation	—	76,823	—	—	76,823
Cumulative effect of adoption of FIN 48, Accounting for Uncertainty in Income Taxes	—	—	(111,143)	—	(111,143)
Net income for the year ended June 30, 2008	—	—	882,499	—	882,499
Balance, June 30, 2008	101,886	47,524,084	16,444,436	(20,731,428)	43,338,978
Issuance of common stock	162	80,931	—	—	81,093
Stock based compensation	—	27,034	—	—	27,034
Net loss for the year ended June 30, 2009	—	—	(16,761,813)	—	(16,761,813)
Balance, June 30, 2009	$102,048	$47,632,049	$(317,377)	$(20,731,428)	$26,685,292

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended June 30,	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(16,761,813)	$882,499	$1,641,580
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,291,777	1,229,753	1,230,775
Impairment of goodwill	15,979,830	—	—
Stock based compensation	27,034	76,823	73,782
Provision for doubtful accounts and sales returns and allowances	548	(212,278)	(376)
Deferred tax provision (benefit)	219,432	(389,052)	(53,467)
Loss (gain) on disposition of equipment	8,463	42,915	(307)
Changes in operating assets and liabilities:
Accounts receivable	268,698	1,030,061	177,964
Inventories	(617,488)	953,022	(1,508,167)
Income tax receivable	(937,273)	—	—
Other current assets	67,772	(119,721)	(50,401)
Accounts payable	(957,236)	(449,509)	(168,386)
Deferred revenue	(688,200)	465,000	465,000
Other accrued liabilities	(643,776)	164,966	(325,675)
Net cash provided by (used in) operating activities	(2,742,232)	3,674,479	1,482,322
Cash flows from investing activities:
Capital expenditures	(1,544,512)	(1,135,447)	(649,290)
Purchase of intangible asset	—	(35,000)	—
Net cash used in investing activities	(1,544,512)	(1,170,447)	(649,290)
Cash flows from financing activities:
Stock options exercised	81,093	3,438	81,090
Excess tax benefit from exercise of stock options	—	2,675	28,424
Net cash provided by financing activities	81,093	6,113	109,514
Net increase (decrease) in cash and cash equivalents	(4,205,651)	2,510,145	942,546
Cash and cash equivalents at beginning of year	6,149,015	3,638,870	2,696,324
Cash and cash equivalents at end of year	$1,943,364	$6,149,015	$3,638,870
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$8,934	$—
Income taxes	$658,512	$616,382	$917,126

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

Allied does offer limited warranties on its products. The standard warranty period is one year. The Company’s cost of providing warranty service for its products for the years ended June 30, 2009, June 30, 2008, and June 30, 2007 was $166,651, $62,954, and $118,967, respectively. The related liability for warranty service amounted to $104,157 and $86,343 at June 30, 2009 and 2008, respectively.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

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

Accounts receivable and concentrations of credit risk

Accounts receivable are recorded at the invoiced amount. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses based on past experience and an analysis of current amounts due, and historically such losses have been within management’s expectations. The Company’s customers can be grouped into three main categories: medical equipment distributors, construction contractors and health care institutions. At June 30, 2009 the Company believes that it has no significant concentration of credit risk.

Inventories

Inventories are stated at the lower of cost, determined using the last-in, first-out (“LIFO”) method, or market. If the first-in, first-out method (which approximates replacement cost) had been used in determining cost, inventories would have been $2,222,825 and $2,404,262 higher at June 30, 2009 and 2008, respectively. Changes in the LIFO reserve are included in cost of sales. Cost of sales was reduced by $0, $10,373 and $0 in fiscal 2009, 2008, and 2007 respectively, as a result of LIFO liquidations. Costs in inventory include raw materials, direct labor and manufacturing overhead.

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. The reserve for obsolete and excess inventory was $1,347,648 and $1,299,483 at June 30, 2009 and 2008, respectively.

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

Goodwill

At June 30, 2008 the Company had goodwill of $16.0 million. As a result of impairment testing as of June 30, 2009 the Company wrote down all of its goodwill so that at June 30th, 2009 the Company had zero goodwill. This impairment reflected the deteriorating market conditions the Company faces and lower prospects for earnings and cash flow. The amount of the impairment was determined in accordance with Statement of Financial Accounting Standards 142 “Goodwill and Other Intangibles,” which compares carrying value to the estimated fair value of assets and liabilities. See Note 13 for more information regarding the impairment of goodwill. The Company conducts a formal impairment test of goodwill annually at June 30th and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value.

Allied operates as one reporting unit and prepares its annual goodwill impairment test in that manner. None of the Company’s product lines constitute a business, as that term is defined in Emerging Issues Task Force (EITF) Issue 98-3. Most of its products are produced in one facility, and Allied does not produce separate financial statements for any part of its business.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Impairment of long-lived assets

The Company evaluates impairment of long-lived assets under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS No. 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss will be recognized. No impairment losses of long-lived assets or identifiable intangibles were recorded by the Company for fiscal years ended June 30, 2009, 2008, and 2007.

Self-insurance

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2009 and 2008, the Company had $395,000 and $300,000 respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

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

The Company recognizes tax liabilities when, despite the Company’s belief that its tax return positions are supportable, the Company believes that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. To the extent the Company deems it necessary to record a liability for its tax positions, the current portion of the liability is included in income taxes payable and the noncurrent portion is included in other liabilities in consolidated balance sheet. If upon the final tax outcome of these matters the ultimate liability is different than the amounts recorded, such differences are reflected in income tax expense in the period in which such determination is made. The Company’s federal tax returns for the fiscal years after 2007 remain subject to examination. The various states in which the Company is subject to income tax are generally open for the tax fiscal years 2005 and after.

The Company classifies interest expenses on taxes payable as interest expense. Penalties are classified as a component of other expenses.

Research and development costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses for the years ended June 30, 2009, 2008 and 2007 were $917,506, $799,925, and $844,890, respectively.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Earnings per share

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are based on the sum of the weighted averaged number of shares of common stock and common stock equivalents outstanding during the year. The weighted average number of basic shares outstanding for the years ended June 30, 2009, 2008 and 2007 was 7,898,782, 7,883,659 and 7,875,982 shares, respectively. The weighted average number of diluted shares outstanding for the years ended June 30, 2009, 2008 and 2007 was 7,898,782, 8,119,776 and 8,085,375 shares, respectively. The dilutive effect of the Company’s employee and director stock option plans are determined by use of the treasury stock method.

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

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions utilized in the Black-Scholes option pricing model for options granted during the fiscal years ended June 30, 2009, 2008 and 2007.

	2009	2008	2007
Weighted-average fair value	$1.72	$3.00	$2.53
Weighted-average volatility	40%	40%	41%
Weighted-average expected life (in years)	6.0	6.0	6.2
Weighted-average risk-free interest rate	2.75%	3.91%	4.69%
Dividend yield	0%	0%	0%

Expected volatility is based on the historical volatility of the Company’s common stock to estimate future volatility. The risk-free rates are taken from rates as published by the Federal Reserve and represent the yields on actively traded treasury securities for terms equal or approximately equal to the expected terms of the options. The expected term is calculated using the SEC Staff Accounting Bulletin 107 simplified method. The dividend yield is zero based on the fact that the Company has no intention of paying dividends in the near term.

Share-based compensation expense included in the statement of operations for the fiscal years ended June 30, 2009, 2008 and 2007 was approximately $27,000, $77,000 and $74,000 respectively. Unrecognized shared-based compensation cost related to unvested stock options for the fiscal year ended June 30, 2009 amounts to approximately $36,000. The cost is expected to be recognized over the next three fiscal years.

The following table summarizes stock option exercises for the fiscal years ended June 30, 2009, 2008 and 2007.

	2009	2008	2007
Stock options exercised	16,250	1,500	31,500
Total intrinsic value of stock options exercised	$25,281	$6,688	$78,210
Cash received from stock option exercises	$81,100	$3,438	$81,090
Tax benefit from stock options exercised	$10,113	$2,675	$28,424

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

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

New accounting standards

New Accounting Pronouncements:

Recently Adopted Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) which requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. The Company adopted FSP FAS 107-1 and APB 28-1 during the quarter ended June 30, 2009. The adoption of FSP FAS 107-1 and APB 28-1 had no impact on the Company’s financial position or results of operations.

Also in April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”) to change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. FSP 115-2 and 124-2 also requires enhanced disclosures, including the Company’s methodology and key inputs used for determining the amount of credit losses recorded in earnings. The Company adopted FSP 115-2 and 124-2 during the quarter ended June 30, 2009. The adoption of FSP 115-2 and 124-2 had no impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued SFAS 165. The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 for the year ended June 30, 2009 and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This standard does not require any new fair value measurements but provides guidance in determining fair value measurements presently used in the preparation of financial statements. In October 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. For the Company, SFAS No. 157 was originally effective July 1, 2008; however, the effective date of SFAS No. 157 was deferred for nonfinancial assets and liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

for one year pursuant to FSP FAS 157-2 Effective date of Statement 157. SFAS 157 will be is effective for the Company July 1, 2009. The Company’s adoption of SFAS No. 157 is not expected to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and establishes accounting and reporting standards that require non-controlling interests, previously referred to as minority interests, to be reported as a component of equity. In addition, changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and upon a gain or loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 applies to all entities and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its consolidated financial statements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) as amended by FASB Staff Position (“FSP”) FAS No. 141(R)-1 (“FSP 141(R)-1”) issued in April 2009. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; how the acquirer recognizes and measures the goodwill acquired in a business combination; and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FSP 141(R)-1 addresses certain issues raised upon the issuance of SFAS 141(R), with regard to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This Statement shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R), as amended, will be effective for any future acquisitions made by the Company.

In April 2008, the FASB finalized FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. generally accepted accounting principles. In addition, FSP 142-3 requires additional disclosures concerning recognized intangible assets. These additional disclosures would enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP 142-3 to have a material impact on its consolidated financial statements.

In December 2008, the FASB issued FSP No. 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP No. 132R-1”), which requires companies to disclose information about fair value measurements of retirement plans that would be similar to the disclosures about fair value measurements required by SFAS No. 157. The provisions of FSP No. 132R-1 are effective for fiscal years ending after

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

December 15, 2009. FSP No. 132R-1 is not expected to have a material impact on the Company’s consolidated financial statements, as its requirements impact financial statement disclosures only.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This statement must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

3. Financing

The Company has entered into a credit facility arrangement with Bank of America, the successor in interest to LaSalle Bank National Association (the “Bank”). The credit facility was amended on September 26, 2002, September 26, 2003, August 25, 2004, September 1, 2005, September 30, 2008.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Financing  – (continued)

Under the terms of the credit facility, the Company is required to be in compliance with certain financial covenants pertaining to stockholders’ equity, capital expenditures and net income. Additionally, the terms of the credit facility restrict the Company from the payment of dividends on any class of its stock. At June 30, 2009, the Company was in violation of its fixed charge coverage ratio covenant on the credit agreement. The Company has no outstanding amounts under the credit facility. Based on its discussions with the Bank and other financial institutions, the Company believes it will be able to negotiate an acceptable waiver and amendment with the Bank or to procure a replacement credit facility with another lender. Even if this were not possible, the Company does not anticipate the technical default under the credit facility to materially impact its liquidity.

The revolving credit facility provides for a borrowing base of 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $7.0 million, subject to reserves as established by the Bank. The maximum borrowing under the revolving credit facility is $10 million. At June 30, 2009, $10 million was available under the revolving credit facility. However, as of September 25, 2009, the Company does not have any availability under the revolving credit facility due to the financial covenant violations discussed above. As a result of an amendment made on September 30, 2008, the credit facility matures on September 1, 2010. Borrowings under the facility accrue interest at a variable rate equal to the Bank’s prime rate. The credit facility calls for a commitment fee payable quarterly based on the average daily unused portion of the revolving credit facility. This commitment fee is 0.25% if the Company’s ratio of funded debt to EBITDA is greater than or equal to 1.5. The commitment fee reduces to 0.20% if this ratio is less than 1.5 but greater than or equal to 1.0, and the fee reduces to 0.15% if this ratio is less than 1.0. The revolving credit facility also provides for a commitment guaranty of up to $5.0 million for letters of credit and requires a per annum fee of 2.50% on outstanding letters of credit. At June 30, 2009, the Company had no letters of credit outstanding. Any outstanding letters of credit decrease the amount available for borrowing under the revolving credit facility.

The credit facility requires lockbox arrangement, which provide for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a Material Adverse Effect (MAE) clause in the credit facility, cause borrowings under the revolving credit facility to be classified as a current liability, per guidance in the FASB’s Emerging Issues Task Force Issue 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox arrangement and the MAE clause. The Bank has not notified the Company of any indication of a MAE at June 30, 2009.

At June 30, 2009 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long-term debt.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Lease Commitments

The Company leases certain of its equipment under non-cancelable operating lease agreements. Minimum lease payments under operating leases at June 30, 2009 are as follows:

Fiscal Year	Operating Leases
2010	$201,141
2011	164,545
2012	118,718
2013	97,800
2014	97,800
Total minimum lease payments	$680,004

Rental expense incurred on operating leases in fiscal 2009, 2008, and 2007 totaled $355,975, $303,158 and $295,446 respectively.

5. Income Taxes

The provision for (benefit from) income taxes consists of the following:

	2009	2008	2007
Current:
Federal	$(586,836)	$720,838	$794,900
State	(101,076)	116,962	172,967
Total current	(687,912)	837,800	967,867
Deferred:
Federal	203,778	(299,045)	(45,016)
State	34,355	(90,007)	(8,451)
Total deferred	238,133	(389,052)	(53,467)
	$(449,779)	$448,748	$914,400

A reconciliation of income taxes, with the amounts computed at the statutory federal rate is as follows:

	2009	2008	2007
Computed tax at federal statutory rate	($5,851,941)	$452,624	$869,033
State income taxes, net of federal tax benefit	(45,887)	17,791	108,581
Non deductible goodwill impairment	5,433,142	—	—
Other, net	14,907	(21,667)	(63,214)
Total	($449,779)	$448,748	$914,400

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Income Taxes  – (continued)

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of June 30, 2009 and 2008 are as follows:

	2009		2008
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Current:
Bad debts	$40,000	$—	$40,000	$—
Prepaid expenses	—	30,870	—	47,310
Deferred revenue	275,280	—	276,000	—
Accrued liabilities	423,496	—	380,599	—
Inventory	—	1,127,119	—	1,149,528
	738,776	1,157,989	696,599	1,196,838
Non Current:
Depreciation	—	412,008	—	425,332
Other property basis	—	—	—	13,758
Intangible assets	4,309	—	16,383	—
Deferred revenue	596,440	—	871,000	—
Accrued pension liability	55,812	—	95,308	—
Stock options	68,997	—	79,363	—
Other	12,122	—	3,164	—
	737,680	412,008	1,065,218	439,090
Valuation Allowance	—	—	—	—
Total deferred taxes	$1,476,456	$1,569,997	$1,761,817	$1,635,928

The net long term deferred tax asset of $325,672 and $626,128 is included in other assets in the June 30, 2009 and 2008 consolidated balance sheet, respectively. At June 30, 2009 there were $1.7 million dollars of net operating loss carryforwards which would expire in 2029, however, this net operating loss will be carried back to offset taxes previously paid for prior years.

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

Changes in the unrecognized tax benefit during fiscal year 2008 were as follows:

Unrecognized Tax Benefit
Beginning balance – July 1, 2007	$286,549
Tax positions related to prior years:
Additions	120,708
Settlements	(407,257)
Tax positions related to current year:
Additions	0
Reductions	0
Lapses in statue of limitations	0
Ending balance – June 30, 2008	$0

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Income Taxes  – (continued)

The addition of $120,708 and settlement of $407,257 for prior year tax positions relate to the IRS examination for fiscal years 2005 and 2006. The examination was settled in fiscal 2008 and the Company paid additional federal taxes of $266,472 and interest of $53,132. Amended state income tax returns for fiscal 2005 and 2006 were filed to report the IRS adjustments. State taxes and interest expense related to the amended returns are estimated to be $64,334, and are included in current liabilities at June 30, 2008. IRS adjustments resulted in an additional liability for unrecognized tax benefits of $120,708, and an increase to deferred tax assets of $133,878.

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

The Company files a federal and multiple state income tax returns. The Company’s federal income tax returns are open for fiscal years ending after June 30, 2007. State income tax returns are open for years ending after June 30, 2005.

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at June 30, 2009 and June 30, 2008.

6. Retirement Plan

The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code to certain eligible salaried employees. Each employee may elect to enter a written salary deferral agreement under which a portion of such employee’s pre-tax earnings may be contributed to the plan.

During the fiscal years ended June 30, 2009, 2008 and 2007, the Company made contributions of $272,931, $257,309, and $255,377, respectively.

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

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Stockholders’ Equity  – (continued)

A summary of stock option transactions in fiscal 2007, 2008 and 2009, respectively, pursuant to the Employee Plans and the Directors Plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
June 30, 2006	741,750	$2.66
Options Granted	51,500	$5.26
Options Exercised	(31,500)	$2.57
Options Forfeited or Expired	(29,000)	$5.77
June 30, 2007	732,750	$2.72	3.2	$2,886,479
June 30, 2007	732,750	$2.72
Options Granted	6,000	$6.73
Options Exercised	(1,500)	$2.29
Options Forfeited or Expired	(21,500)	$7.35
June 30, 2008	715,750	$2.62	2.3	$3,172,070
June 30, 2008	715,750	$2.62
Options Granted	6,000	$4.05
Options Exercised	(16,250)	$4.99
Options Forfeited or Expired	(15,000)	$5.25
June 30, 2009	690,500	$2.52	1.2	$1,312,131
Exercisable at June 30, 2009	660,750	$2.41	0.9	$1,310,631

The following table provides additional information for options outstanding and exercisable at June 30, 2009:

Options Outstanding

Range of Exercise Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
2.00	542,000	0.2 years	$2.00
2.01 – 4.00	67,500	2.1 years	$3.35
4.01 – 6.99	81,000	7.0 years	$5.29
$2.00 – 6.99	690,500	1.2 years	$2.52

Options Exercisable

Range of Exercise Prices	Number	Weighted Average Exercise Price
2.00	542,000	$2.00
2.01 – 4.00	67,500	$3.35
4.01 – 6.99	51,250	$5.47
$2.00 – 6.99	660,750	$2.41

See Note 2 for discussion of accounting for stock awards and related fair value disclosures.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Supplemental Balance Sheet Information

	June 30,
	2009	2008
Inventories
Work in progress	$718,711	$807,358
Component parts	8,981,435	8,072,976
Finished goods	4,311,440	4,465,599
Reserve for obsolete and excess inventory	(1,347,648)	(1,299,483)
	$12,663,938	$12,046,450

	Estimated Useful Life (years)
Property, plant and equipment
Machinery and equipment	3 – 10	$11,128,838	$9,697,215
Buildings	28 – 35	12,203,870	12,203,870
Land and land improvements	5 – 7	934,216	934,216
Total property, plant and equipment at cost		24,266,924	22,835,301
Less accumulated depreciation and amortization		(13,467,835)	(12,292,728)
		$10,799,089	$10,542,573
Other accrued liabilities
Accrued compensation expense		$1,682,680	$1,589,637
Accrued income tax		—	374,741
Customer deposits		278,549	676,178
Other		355,329	319,778
		$2,316,558	$2,960,334

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

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Sales by Region

	2009	2008	2007
Domestic United States	$41,932,370	$45,592,686	$46,265,621
Europe	1,272,728	1,390,788	1,404,099
Canada	1,136,094	1,144,070	1,271,561
Latin America	4,426,046	4,923,096	4,420,697
Middle East	1,207,774	397,871	1,016,756
Far East	1,941,170	2,491,820	2,011,521
Other International	156,494	423,780	110,719
	$52,072,676	$56,364,111	$56,500,974

Sales by Product

	2009	2008	2007
Respiratory care products	$12,303,067	$14,248,031	$13,899,027
Medical gas equipment	29,655,930	30,744,058	32,774,962
Emergency medical products	10,113,679	11,372,022	9,826,985
	$52,072,676	$56,364,111	$56,500,974

11. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for fiscal 2009 and 2008 appears below (all amounts in thousands):

Three months ended,	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007
Net sales	$12,711	$12,390	$12,531	$14,441	$14,692	$13,944	$13,626	$14,102
Gross profit	3,115	2,474	2,710	3,501	4,115	3,164	2,912	3,167
Income (loss) from operations	(16,124)	(724)	(691)	317	1,019	151	(21)	124
Net income (loss)	(16,084)	(450)	(436)	208	689	100	6	87
Basic earnings per share	(2.04)	(0.06)	(0.06)	0.03	0.09	0.01	—	0.01
Diluted earnings per share	(2.04)	(0.06)	(0.06)	0.03	0.08	0.01	—	0.01

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

12. Baralyme® Agreement

On August 27, 2004, Allied entered into an agreement with Abbott Laboratories (“Abbott”) pursuant to which Allied agreed to cease production of its product Baralyme®, and to affect the withdrawal of Baralyme® product held by distributors. The agreement permits Allied to pursue the development of a new carbon dioxide absorbent product. Baralyme®, a carbon dioxide absorbent product, has been used safely and effectively in connection with inhalation anesthetics since its introduction in the 1920s. In recent years, the number of inhalation anesthetics has increased, giving rise to concerns regarding the use of Baralyme® in conjunction

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Baralyme® Agreement  – (continued)

with these newer inhalation anesthetics if Baralyme® has been allowed, contrary to recommended practice, to become desiccated. The agreement also provides that, for a period of eight years, Allied will not manufacture, distribute, promote, market, sell, commercialize or donate any Baralyme® product or similar product based upon potassium hydroxide and will not develop or license any new carbon dioxide absorbent product containing potassium hydroxide.

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

The payments received from Abbott are being recognized into income, as net sales, over the eight-year term of the agreement. Allied has no further obligations under this agreement which would require the Company to repay these amounts or otherwise impact this accounting treatment. During the year ended June 30, 2009, $688,200 was recognized into income as net sales.

A reconciliation of deferred revenue resulting from the agreement with Abbott, with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Twelve Months ended June 30,
	2009	2008
Beginning balance	$2,867,500	$2,402,500
Payment Received from Abbott Laboratories	—	930,000
Revenue recognized as net sales	(688,200)	(465,000)
	2,179,300	2,867,500
Less – Current portion of deferred revenue	(688,200)	(690,000)
	$1,491,100	$2,177,500

In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of June 30, 2009, $2,150,000 has been received as a result of product development activities.

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

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Goodwill

Goodwill initially arises from business acquisitions and represents the value of unidentifiable intangibles in an acquired business. Goodwill is then evaluated at least annually for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”

At June 30, 2008 the Company had goodwill of $16.0 million. As a result of impairment testing as of June 30, 2009 the Company wrote down all of its goodwill so that at June 30th, 2009 the Company had zero goodwill. This impairment reflected the deteriorating market conditions the Company faces and lower prospects for earnings and cash flow. The amount of the impairment was determined in accordance with SFAS 142 “Goodwill and Other Intangibles,” which compares carrying value to the estimated fair value of assets and liabilities. The Company conducts a formal impairment test of goodwill annually at June 30th and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. The annual impairment test did not indicate an impairment of goodwill at June 30, 2008, or 2007.

Allied operates as one reporting unit and prepares its annual goodwill impairment test in that manner. None of the Company’s product lines constitute a business, as that term is defined in Emerging Issues Task Force (EITF) Issue 98-3. Most of its products are produced in one facility, and Allied does not produce separate financial statements for any part of its business.

At June 30, 2008 the Company had goodwill of $16.0 million, resulting from the excess of the purchase price over the fair value of net assets acquired in business combinations. The Company completed its annual goodwill impairment test during the fourth quarter of the fiscal year ended June 30, 2009. Due to a general slow down in orders as a result of the current recession, operating profits and cash flows were lower than expected during fiscal 2009. Based on that trend, management revised its earnings forecast for fiscal 2009. In addition, during 2009 the stock traded below book value, in part due to the global economic downturn’s impact on Company performance and the turmoil in the equity markets.

In accordance with SFAS 142, a two step process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of the Company to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of the Company exceeds the estimated fair value. Upon indication of impairment, a second step is performed to determine the amount of the impairment by comparing the implied fair value of the Company’s goodwill with its carrying value.

To estimate the fair value of the Company for step one, the Company utilized a combination of income and market approaches. The income approach, specifically a discounted cash flow methodology, included assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, perpetual growth rates and long term discount rates, all of which requires significant judgments by management. These assumptions take into account the current recessionary environment and its impact on the Company’s business. In addition, the Company utilized a discount rate appropriate to compensate for its earning risk relative the equity markets as a whole. The Company considered historical industry transactions in arriving at an appropriate control premium to identify the value of the company to market participants for the market approach.

The results of step one indicated that the Company’s goodwill was substantially impaired. A step two analysis was performed to the extent necessary to determine that all of the Company’s goodwill was impaired. Accordingly, the Company wrote off the entire goodwill balance and recorded an impairment charge of $16.0 million. As a result, at June 30, 2009 the Company had a goodwill balance of zero. The goodwill impairment charge is non-cash in nature and does not affect the company’s liquidity, cash flows from operating activities or debt covenants and will not have a material impact on future operations.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Goodwill  – (continued)

In accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company also evaluated the recoverability of its long-lived assets. Based upon this evaluation, the Company determined that there was no impairment of these assets.

14. Subsequent Events

The Company has performed a review of events subsequent to the balance sheet date through September 25, 2009, the date the financial statements were issued.

Under the terms of the credit facility, the Company is required to be in compliance with certain financial covenants pertaining to stockholders’ equity, capital expenditures and net income. Additionally, the terms of the credit facility restrict the Company from the payment of dividends on any class of its stock. At June 30, 2009, the Company was in violation of its fixed charge coverage ratio covenant.

On August 19, 2009 the Compensation Committee of the Board of Directors approved an amendment to the 1999 Incentive Stock Option Plan to permit the cashless exercise of certain stock options outstanding under the plan.

On August 20, 2009 an option holder exercised 542,000 options at a strike price of $2.00 per share utilizing a cashless exercise. After withholding for the minimum statutory tax requirements and the exercise price of the options the option holder received 190,559 shares of the Company’s stock.

On August 27, 2009 the Board of Directors approved a 2009 Incentive Stock Option Plan. The 2009 Plan provides for the issuance of up to 600,000 shares of the Company’s common stock as non-qualified stock options, incentive stock options restricted stock, restricted stock units, stock appreciation rights or other stock-based awards. Power to administer the 2009 Plan was delegated to the Compensation Committee of the Board of Directors. The Plan is subject to approval by the stockholders of the Company.

On August 27, 2009 the Compensation Committee approved an award of options for the purchase of 320,000 shares of the Company’s common stock. The options are fully vested and have a strike price of $4.25, the closing price of the Company’s stock on the date immediately prior to the grant date. The options expire on August 27, 2015. The grant agreement remains subject to the approval of the 2009 Incentive Stock Option Plan by the stockholders of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

(a) Management’s annual report on internal control over financial reporting.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and that such in formation is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as required under Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

(b) Internal control over financial reporting

Our management which is responsible for establishing and maintaining adequate internal control over financial reporting, as a process designed by, or under supervision of, our principal executive and principle financial officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. and includes those policies and procedures that:

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However these inherent limitations are known features of the financial reporting process. It is possible to design into the process safeguards to reduce, though not eliminate, the risk that misstatements are not prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of June 30, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A list of our executive officers and biographical information appears at the end of Item 1, in Part I of this report. A definitive proxy statement is expected to be filed with the Securities and Exchange Commission on or about October 9, 2009. The information required by this item is set forth under the caption “Election of Directors”, under the caption “Executive Officers”, and under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement, which information is incorporated herein by reference thereto.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

None

Item 14. Principal Accounting Fees and Services

The information by this item will appear in the section entitled “Audit Fees” included in the Company’s definitive Proxy Statement to be filed on or about October 9, 2009, relating to the 2009 Annual Meeting of Shareowners and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are included in response to Item 8:

Consolidated Statement of Operations for the years ended June 30, 2009, 2008, and 2007
Consolidated Balance Sheet at June 30, 2009 and 2008
Consolidated Statement of Changes in Stockholders’ Equity for the years ended June 30, 2009, 2008 and 2007
Consolidated Statement of Cash Flows for the years ended June 30, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedule

Valuation and Qualifying Accounts and Reserves for the Years Ended June 30, 2009, 2008 and 2007

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

ALLIED HEALTHCARE PRODUCTS, INC.

By: /s/ Earl R. Refsland Earl R. Refsland President and Chief Executive Officer
/s/ Daniel C. Dunn Daniel C. Dunn Vice President, Chief Financial Officer, and Secretary

Dated: September 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 25th, 2009.

Signatures	Title
* John D. Weil	Chairman of the Board
* Earl R. Refsland	President, Chief Executive Officer and Director (principal Executive Officer)
* William A. Peck	Director
* Joseph Root	Director
* Judy Graves	Director
*By: /s/ Earl R. Refsland Earl R. Refsland Attorney-in-Fact

*	Such signature has been affixed pursuant to the following Power of Attorney.

ALLIED HEALTHCARE PRODUCTS, INC.

RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
Description	Balance at Beginning of period	Charged to costs and expenses	Charged to other accounts – describe		Deductions – describe		Balance at end of period
For the Year Ended June 30, 2009
Accounts Receivable Allowances	($300,000)	($548)			$548	(1)	($300,000)
Inventory Allowance For Obsolescence And Excess Quantities	($1,299,483)	($145,701)	($50,553	)(3)	$148,089	(2)	($1,347,648)
For the Year Ended June 30, 2008
Accounts Receivable Allowances	($460,000)	$212,278			($52,278	)(1)	($300,000)
Inventory Allowance For Obsolescence And Excess Quantities	($1,099,864)	($110,000)	($169,491	)(3)	$79,872	(2)	($1,299,483)
For the Year Ended June 30, 2007
Accounts Receivable Allowances	($430,000)	$376			($30,376	)(1)	($460,000)
Inventory Allowance For Obsolescence And Excess Quantities	($1,168,395)	($125,000)	($12,160	)(3)	$205,691	(2)	($1,099,864)

(1)	Decrease (Increase) due to bad debt write-offs and recoveries.
(2)	Decrease due to disposal of obsolete inventory.
(3)	Increase due to inventory revaluation. The other account charged as a result of this revaluation was inventory before reserves. This did not result in a change to our net inventory or net income.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3(1) to the Company’s Registration Statement on Form S-1, as amended, Registration No. 33-40128, filed with the Commission on May 8, 1991 (the “Registration Statement”) and incorporated herein by reference)
3.2	By-Laws of the Registrant (filed as Exhibit 3(2) to the Registration Statement and incorporated herein by reference)
10.1	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10(3) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998)
10.2	Allied Healthcare Products, Inc. 1995 Directors Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10(25) to the Company’s Annual Report on Form 10-K filed for the fiscal year ended June 30, 1995)
10.3	Form of Indemnification Agreement with officers and directors (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004)
10.4	Employment Agreement dated February 28, 2007 by and between Allied Healthcare Products, Inc. and Earl Refsland (incorporated by reference to the Company’s Current Report on Form 8-K filed March 16, 2007)
10.5	Change of Control Agreement Employment Agreement dated March 16, 2007 by and between Allied Healthcare Products, Inc. and certain executive officers (incorporated by reference to the Company’s Current Report on Form 8-K filed March 16, 2007)
10.6	Allied Healthcare Products, Inc. 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10(26) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999)
10.7	Agreement between Allied Healthcare Products, Inc. Medical Products Division and District No. 9 International Association of Machinists and Aerospace Workers dated August 1, 2000 through May 31, 2003 (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (the “2003 Annual Report”)
10.8	Loan and security agreement dated April 24, 2002 between the Company and LaSalle Bank National Association, including form of notes (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)
10.9.1	Amendment to Loan and security agreement dated September 26,2002 (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on October 1, 2002)
10.9.2	Amendment to Loan and security agreement dated September 26, 2003 (incorporated herein by reference to Exhibit 10.30.2 to the 2003 Annual Report)
10.9.3	Amendment to Loan and Security Agreement dated August 27, 2004 (incorporated herein by reference to Exhibit 10.30.3 to the Registrant’s Annual Report on Form 10-K, filed on October 1, 2004 for the fiscal year ended June 30, 2004)
10.10	Agreement dated August 27, 2004 between Allied Healthcare Products, Inc and Abbott Laboratories, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed August 30, 2004)

Exhibit No.	Description
21	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed on September 28, 2000 for the fiscal year ended June 30, 2000)
22	Allied Healthcare Products, Inc. 2009 Stock Incentive Plan (the “2009 Plan”) (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed September 2, 2009)
23	Nonqualified Stock Option Agreement, by and between the Company and Earl R. Refsland, Awarded Under the 2009 Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed September 2, 2009)
23.1	Consent of RubinBrown LLP (filed herewith)
24	Form of Power of Attorney — (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Sarbanes-Oxley Certification of Chief Executive Officer*
32.2	Sarbanes-Oxley Certification of Chief Financial Officer*

*	Notwithstanding any incorporation of this Annual Report on Form 10-K in any other filing by the Registrant, Exhibits designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.