Form 10-Q
period 2009-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2009-11-06
CIK 874710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2009

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from________ to ________

Commission File Number:  0-19266

ALLIED HEALTHCARE PRODUCTS, INC.
(Exact name of registrant as specified in its charter)
Delaware	25-1370721
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1720 Sublette Avenue, St. Louis, Missouri 63110
(Address of principal executive offices, including zip code)

(314) 771-2400
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No   ☒

The number of shares of common stock outstanding at November 6, 2009 is 8,091,886 shares.

INDEX

			Page
			Number
Part I –	Financial Information
	Item 1.	Financial Statements
		Consolidated Statement of Operations -	3
		Three months ended September 30,
		2009 and 2008 (Unaudited)

		Consolidated Balance Sheet -	4 - 5
		September 30, 2009 (Unaudited) and
		June 30, 2009

		Consolidated Statement of Cash Flows -	6
		Three months ended September 30, 2009 and 2008
		(Unaudited)

		Notes to Consolidated Financial Statements	7 - 10

	Item 2.	Management’s Discussion and Analysis of	11 - 15
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosure	15
		about Market Risk

	Item 4T.	Controls and Procedures	16

Part II -	Other Information
	Item 6.	Exhibits	16

		Signature	17

SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, and specific matters which relate directly to the Company's operations and properties as discussed in the Company’s annual report on Form 10-K for the year ended June 30, 2009.  The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I.     FINANCIAL INFORMATION

Item 1.        Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended
	September 30,
	2009	2008

Net sales	$11,323,676	$14,441,011
Cost of sales	8,920,800	10,939,957
Gross profit	2,402,876	3,501,054

Selling, general and administrative expenses	3,591,776	3,183,587
Income (loss) from operations	(1,188,900)	317,467

Interest income	(984)	(30,659)
Interest expense	2,413	-
Other, net	11,014	12,067
	12,443	(18,592)

Income (loss) before provision for (benefit from) income taxes	(1,201,343)	336,059

Provision for (benefit from) income taxes	(456,405)	127,702
Net income (loss)	$(744,938)	$208,357

Basic and diluted earnings (loss) per share	$(0.09)	$0.03

Weighted average shares outstanding - basic	7,988,321	7,891,232

Weighted average shares outstanding - diluted	7,988,321	8,132,931

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
ASSETS

	(Unaudited)
	September 30,	June 30,
	2009	2009

Current assets:
Cash and cash equivalents	$2,298,957	$1,943,364
Accounts receivable, net of allowances of $300,000	5,339,629	6,172,437
Inventories, net	12,597,816	12,663,938
Income tax receivable	1,632,577	937,273
Other current assets	334,337	327,203

Total current assets	22,203,316	22,044,215

Property, plant and equipment, net	10,510,423	10,799,089
Other assets, net	387,568	390,627

Total assets	$33,101,307	$33,233,931

See accompanying Notes to Consolidated Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
(CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	September 30,	June 30,
	2009	2009

Current liabilities:
Accounts payable	$2,108,441	$1,633,568
Other accrued liabilities	2,175,676	2,316,558
Deferred income taxes	171,980	419,213
Deferred revenue	688,200	688,200
Total current liabilities	5,144,297	5,057,539

Deferred revenue	1,319,050	1,491,100

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,395,378 and 10,204,819 shares issued at September 30, 2009 and June 30, 2009, respectively; 8,091,886 and 7,901,327 shares outstanding at September 30, 2009 and June 30, 2009, respectively	103,954	102,048
Additional paid-in capital	48,327,749	47,632,049
Accumulated deficit	(1,062,315)	(317,377)
Less treasury stock, at cost; 2,303,492 shares at September 30, 2009 and June 30, 2009	(20,731,428)	(20,731,428)
Total stockholders' equity	26,637,960	26,685,292
Total liabilities and stockholders' equity	$33,101,307	$33,233,931

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three months ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(744,938)	$208,357
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	355,309	375,667
Stock based compensation	618,084	(4,521)
Provision for doubtful accounts and sales returns and allowances	1,750	(18,311)
Deferred taxes	(247,233)	22,988

Changes in operating assets and liabilities:
Accounts receivable	831,058	87,625
Inventories	66,122	(729,974)
Income tax receivable	(695,304)	-
Other current assets	(7,134)	(159,769)
Accounts payable	474,873	135,583
Deferred revenue	(172,050)	(172,500)
Other accrued liabilities	(140,882)	(846,512)
Net cash provided by (used in) operating activities	339,655	(1,101,367)

Cash flows from investing activities:
Capital expenditures	(63,584)	(1,004,286)
Net cash used in investing activities	(63,584)	(1,004,286)

Cash flows from financing activities:
Stock options exercised	-	81,094
Minimum tax witholdings on stock options exercised	(406,110)	-
Excess tax benefit from exercise of stock options	485,632	-
Net cash provided by financing activities	79,522	81,094

Net increase (decrease) in cash and cash equivalents	355,593	(2,024,559)
Cash and cash equivalents at beginning of period	1,943,364	6,149,015
Cash and cash equivalents at end of period	$2,298,957	$4,124,456

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included.  Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.  These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company’s Form 10-K for the year ended June 30, 2009.

Codification of Accounting Standards

 On September 30, 2009, the Company adopted SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the Codification). The Codification combines the previous U.S. GAAP hierarchy which included four levels of authoritative accounting literature distributed among a number of different sources. The Codification does not by itself create new accounting standards but instead reorganizes thousands of pages of existing U.S. GAAP accounting rules into approximately 90 accounting topics. All existing accounting standards documents are superseded by the Codification and all other accounting literature not included in the Codification is now considered non-authoritative. The Codification explicitly recognizes the rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. The Codification is now the single source of authoritative nongovernmental accounting standards in the U.S.

As a result of the Codification, the references to authoritative accounting pronouncements included herein in this Quarterly Report on Form 10-Q now refer to the Codification topic section rather than a specific accounting rule as was past practice.

Subsequent Events

Allied Healthcare Products, Inc. has applied the provisions of the Subsequent Events Topic of the Accounting Standards Codification (ASC) to its consolidated interim financial statements for periods ended after June 15, 2009.  The Subsequent Event Topic establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued.  In particular, the Subsequent Events Topic sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.  Accordingly, the Company has evaluated events and transactions occurring through November 6, 2009, the date the consolidated interim financial statements were issued, for potential recognition or disclosure in the financial statements.

Recently Issued Accounting Guidance

In April 2009, the FASB issued guidance (“Fair Value Determination Guidance”) in the Fair Value Measurements and Disclosures Topic of the ASC regarding the determination of fair value in instances where market conditions result in either inactive markets for assets and liabilities or disorderly transactions within markets. The Fair Value Determination Guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. The Fair Value Determination Guidance requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence and expands certain disclosure requirements. The Fair Value Determination Guidance became effective for Allied Healthcare Products, Inc. in the quarter ended September 30, 2009, and its adoption did not have a significant effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued the Business Combinations Topic of the ASC. The Business Combinations Topic replaces previously issued guidance regarding business combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  Departing from the cost-allocation process of previous guidance, the Business Combinations Topic requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date, measured at their fair values as of that date.  Contingent consideration is recognized and measured at fair value at the acquisition date, and acquisition related costs are expensed as incurred. The Business Combinations Topic also distinguishes between assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date and assets or liabilities arising from all other contingencies, requiring different treatment for each type of contingency.  The Business Combinations Topic is effective for Allied Healthcare Products, Inc. on July 1, 2009. To the extent business combinations occur on or after the effective date, the Company’s accounting for those transactions will be significantly affected by the provisions of the Business Combinations Topic.

The Company has determined that all other recently issued accounting guidance will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable and accounts payable.  The carrying amounts for cash, accounts receivable and accounts payable approximate their fair value due to the short maturity of these instruments.

2.  Inventories

Inventories are comprised as follows:

	September 30, 2009	June 30, 2009

Work-in progress	$1,050,336	$718,711
Raw materials and component parts	8,745,491	8,981,435
Finished goods	4,125,745	4,311,440
Reserve for obsolete and excess
inventory	(1,323,756)	(1,347,648)
	$12,597,816	$12,663,938

3.  Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period.  Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic shares outstanding for the three months ended September 30, 2009 and 2008 were 7,988,321 and 7,891,232 respectively.  The number of diluted shares outstanding for the three months ended September 30, 2009 and 2008 was 7,988,321 and 8,132,931, respectively.

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

Under the terms of the credit facility, the Company is required to be in compliance with certain financial covenants pertaining to stockholders’ equity, capital expenditures and net income.  Additionally, the terms of the credit facility restrict the Company from the payment of dividends on any class of its stock.  At September 30, 2009, the Company was in violation of its fixed charge coverage ratio covenant under the credit agreement and the Company had no outstanding amounts under the credit facility.  The Company is negotiating with the Bank for an acceptable waiver and amendment of the credit agreement.  The Company is also negotiating with other financial institutions to obtain a replacement credit facility.  Based on such discussions, the Company believes it will be able to negotiate an acceptable waiver and amendment with the Bank or to procure a replacement credit facility with another lender.  Even if this were not possible, the Company does not anticipate the technical default under the credit facility to materially impact its liquidity.

The revolving credit facility provides for a borrowing base of 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $7.0 million, subject to reserves as established by the Bank. The maximum borrowing under the revolving credit facility is $10 million.  At June 30, 2009, $10 million was available under the revolving credit facility.  However, the Company does not have any availability under the revolving credit facility due to the financial covenant violations discussed above.  As a result of an amendment made on September 30, 2008, the credit facility matures on September 1, 2010.  Borrowings under the facility accrue interest at a variable rate equal to the Bank’s prime rate.  The credit facility calls for a commitment fee payable quarterly based on the average daily unused portion of the revolving credit facility.  This commitment fee is 0.25% if the Company’s ratio of funded debt to EBITDA is greater than or equal to 1.5.  The commitment fee reduces to 0.20% if this ratio is less than 1.5 but greater than or equal to 1.0, and the fee reduces to 0.15% if this ratio is less than 1.0.  The revolving credit facility also provides for a commitment guaranty of up to $5.0 million for letters of credit and requires a per annum fee of 2.50% on outstanding letters of credit.  At September 30, 2009, the Company had no letters of credit outstanding.  Any outstanding letters of credit decrease the amount available for borrowing under the revolving credit facility.

At September 30, 2009 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

6.  Baralyme® Agreement

A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories (“Abbott”), with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Three Months ended
	September 30,
	2009	2008

Beginning balance	$2,179,300	$2,867,500

Revenue recognized as net sales	(172,050)	(172,500)
	2,007,250	2,695,000
Less - Current portion of deferred revenue	(688,200)	(690,000)
	$1,319,050	$2,005,000

In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.  As of September 30, 2009, $2,150,000 has been received as a result of product development activities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Allied had net sales of $11.3 million for the three months ended September 30, 2009, down $3.1 million, or 21.5%, from net sales of $14.4 million in the prior year same quarter.  Customer orders of $11.6 million were $1.7 million lower than the prior year same quarter.    Purchase order releases were $3.2 million lower than in the prior year same quarter.  Purchase order release times depend on the scheduling practices of individual customers, and do vary over time.

$99,000 of the decrease in the Company’s sales compared to the same quarter of last year are due to discontinuation of reimbursement from Abbott for product development activities to pursue development of a new carbon dioxide absorption product.  Sales for the three months ended September 30, 2008 include $99,000 of such reimbursements.  While the Company continues to pursue development of a new product, reimbursement of those activities by Abbott was completed during the quarter ended September 30, 2008.

Sales for the three months ended September 30, 2009 include $172,050 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®.  Sales for the three months ended September 30, 2008 include $172,500 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®.  Income from the agreement will continue to be recognized at $57,350 per month until the expiration of the agreement in August 2012.  Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®.  The Company ceased the sale of Baralyme® on August 27th, 2004.

Domestic sales were down 19.8% from the prior year same quarter, while international business, which represented 14.8% of first quarter sales, was down 30.7%.  Orders for the Company’s products for the three months ended September 30, 2009 of $11.6 million were $1.7 million or 12.8% lower than orders for the prior year same quarter of $13.3 million.  Domestic orders are down 10.1% over the prior year same quarter while international orders, which represented 16.2% of first quarter orders, were 25.7% lower than orders for the prior year same quarter.

Gross profit for the three months ended September 30, 2009 was $2.4 million, or 21.2% of net sales, compared to $3.5 million, or 24.3% of net sales, for the three months ended September 30, 2008.  Gross profit during the first quarter was negatively impacted by the lower level of sales and low production volume, resulting in less effective utilization of the Company’s manufacturing capacity and the fixed expenses associated with that capacity.

Selling, general and administrative expenses for the three months ended September 30, 2009 were $3.6 million compared to selling, general and administrative expenses of $3.2 million for the three months ended September 30 2008.  Stock option expense increased approximately $0.6 million due to the grant of immediately vested stock options to the Company’s President and CEO.  This increase was partially offset by a decrease of approximately $103,000 for compensation expense and a decrease of approximately $47,000 for recruiting expense compared to the same quarter of the prior year.  Due to the low level of sales for the first quarter of fiscal 2010, sales commissions decreased $57,000 compared to the same quarter of the prior year.

Loss from operations was $1.2 million for the three months ended September 30, 2009 compared to income from operations of $0.3 million for the three months ended September 30, 2008.  Interest income was $984 for the three months ended September 30, 2009 compared to interest income of $30,659 for the three months ended September 30, 2008.   Allied had loss before benefit from income taxes in the first quarter of fiscal 2010 of $1.2 million, compared to income before provision for income taxes in the first quarter of fiscal 2009 of $0.3 million.  The Company recorded a tax benefit of $0.5 million for the three-months ended September 30, 2009 compared to a tax provision of $0.1 million for the three months ended September 30, 2008.

Net loss for the first quarter of fiscal 2010 was $0.7 million or $0.09 per basic and diluted share compared to net income of $0.2 million or $0.03 per basic and diluted share for the first quarter of fiscal 2009.  The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the first quarters of fiscal 2010 and 2009 were 7,988,321 and 7,891,232 shares, respectively.  The weighted average number of common shares outstanding used in the calculation of diluted earnings per share for the first quarters of fiscal 2010 and fiscal 2009 were 7,988,321 and 8,132,931 shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

The Company’s working capital was $17.1 million at September 30, 2009 compared to $17.0 million at June 30, 2009.  Income taxes receivable increased $0.7 million and cash increased $0.4 million.  Deferred income taxes decreased $0.2 million and accrued liabilities decreased $0.1 million.  At September 30, 2009 these increases in working capital were offset by a $0.5 million increase in accounts payable, and a $0.1 million decrease in inventories.  Accounts receivable decreased $0.8 million to $5.3 million at September 30, 2009.  Accounts receivable as measured in days of sales outstanding (“DSO”) was 43 DSO at September 30, 2009; unchanged from June 30, 2009.

The Company has entered into a credit facility arrangement with Bank of America, the successor in interest to LaSalle Bank National Association (the “Bank”).  The credit facility was amended on September 26, 2002, September 26, 2003, August 25, 2004, September 1, 2005, and September 30, 2008.

Under the terms of the credit facility, the Company is required to be in compliance with certain financial covenants pertaining to stockholders’ equity, capital expenditures and net income.  Additionally, the terms of the credit facility restrict the Company from the payment of dividends on any class of its stock.  At September 30, 2009, the Company was in violation of its fixed charge coverage ratio covenant under the credit agreement and the Company had no outstanding amounts under the credit facility.  The Company is negotiating with the Bank for an acceptable waiver and amendment of the credit agreement.  The Company is also negotiating with other financial institutions to obtain a replacement credit facility.  Based on such discussions, the Company believes it will be able to negotiate an acceptable waiver and amendment with the Bank or to procure a replacement credit facility with another lender.    Even if this were not possible, the Company does not anticipate the technical default under the credit facility to materially impact its liquidity.

The revolving credit facility provides for a borrowing base of 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $7.0 million, subject to reserves as established by the Bank. The maximum borrowing under the revolving credit facility is $10 million.  At June 30, 2009, $10 million was available under the revolving credit facility.  However, the Company does not have any availability under the revolving credit facility due to the financial covenant violations discussed above.  As a result of an amendment made on September 30, 2008, the credit facility matures on September 1, 2010.  Borrowings under the facility accrue interest at a variable rate equal to the Bank’s prime rate.  The credit facility calls for a commitment fee payable quarterly based on the average daily unused portion of the revolving credit facility.  This commitment fee is 0.25% if the Company’s ratio of funded debt to EBITDA is greater than or equal to 1.5.  The commitment fee reduces to 0.20% if this ratio is less than 1.5 but greater than or equal to 1.0, and the fee reduces to 0.15% if this ratio is less than 1.0.  The revolving credit facility also provides for a commitment guaranty of up to $5.0 million for letters of credit and requires a per annum fee of 2.50% on outstanding letters of credit.  At September 30, 2009, the Company had no letters of credit outstanding.  Any outstanding letters of credit decrease the amount available for borrowing under the revolving credit facility.

At September 30, 2009 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

In the event that economic conditions were to severely worsen for a protracted period of time, we believe that we will have borrowing capacity under credit facilities that will provide sufficient financial flexibility.  The Company would have options available to ensure liquidity in addition to increased borrowing.  Capital expenditures, which are budgeted at $1.2 million for the fiscal year ended June 30, 2010, could be postponed.

Inflation has not had a material effect on the Company’s business or results of operations during the first quarter of fiscal 2010.

Litigation and Contingencies

The Company becomes, from time to time, a party to personal injury litigation arising out of incidents involving the use of its products. The Company believes that any potential judgments resulting from these claims over its self-insured retention will be covered by the Company’s product liability insurance.

Recently Issued Accounting Guidance

In April 2009, the FASB issued guidance (“Fair Value Determination Guidance”) in the Fair Value Measurements and Disclosures Topic of the ASC regarding the determination of fair value in instances where market conditions result in either inactive markets for assets and liabilities or disorderly transactions within markets. The Fair Value Determination Guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. The Fair Value Determination Guidance requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence and expands certain disclosure requirements. The Fair Value Determination Guidance became effective for Allied Healthcare Products, Inc. in the quarter ended September 30, 2009, and its adoption did not have a significant effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued the Business Combinations Topic of the ASC. The Business Combinations Topic replaces previously issued guidance regarding business combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  Departing from the cost-allocation process of previous guidance, the Business Combinations Topic requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date, measured at their fair values as of that date.   Contingent consideration is recognized and measured at fair value at the acquisition date, and acquisition related costs are expensed as incurred. The Business Combinations Topic also distinguishes between assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date and assets or liabilities arising from all other contingencies, requiring different treatment for each type of contingency.  The Business Combinations Topic is effective for Allied Healthcare Products, Inc. on July 1, 2009. To the extent business combinations occur on or after the effective date, the Company’s accounting for those transactions will be significantly affected by the provisions of the Business Combinations Topic.

The Company has determined that all other recently issued accounting guidance will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

At September 30, 2009, the Company did not have any debt outstanding.  The revolving credit facility bears an interest rate using the commercial bank’s “floating reference rate” or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at September 30, 2009.  Allied Healthcare Products has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4T.     Controls and Procedures

(a)	Disclosure Controls and Procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2009, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

   (b) Changes in internal control over financial reporting

There were no changes in the Company’s internal controls for financial reporting or other factors during the quarter ended September 30, 2009 that could significantly affect such internal controls.  However, the Company has been engaged in the process of further reviewing and documenting its disclosure controls and procedures, including its internal accounting controls.  The Company may from time to time make changes aimed at enhancing the effectiveness of its disclosure controls and procedures, including its internal controls, to ensure that the Company’s systems evolve with its business.

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

        99.1  Press Release dated November 6, 2009 announcing first quarter earnings*

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

Date: November 6, 2009