Form 10-Q
period 2009-12-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2010-02-08
CIK 874710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q
☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
       For the quarterly period ended December 31, 2009

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
Yes   ☐   No   ☒

The number of shares of common stock outstanding at January 29, 2010 is 8,093,386 shares.

INDEX
			Page
			Number
Part I –	Financial Information
	Item 1.	Financial Statements
		Consolidated Statement of Operations -	3
		Three and six months ended December 31,
		2009 and 2008 (Unaudited)

		Consolidated Balance Sheet -	4 - 5
		December 31, 2009 (Unaudited) and
		June 30, 2009

		Consolidated Statement of Cash Flows -	6
		Six months ended December 31, 2009 and 2008
		(Unaudited)

		Notes to Consolidated Financial Statements	7 – 11

	Item 2.	Management’s Discussion and Analysis of	12 – 16
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosure	16
		about Market Risk

	Item 4T.	Controls and Procedures	16

Part II -	Other Information
	Item 4.	Submission of Matters to Vote of Securities Holders	17

	Item 6.	Exhibits	17

		Signature	18

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

PART I.       FINANCIAL INFORMATION

Item 1.        Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008

Net sales	$11,414,908	$12,531,342	$22,738,584	$26,972,353
Cost of sales	8,470,169	9,821,746	17,390,969	20,761,703
Gross profit	2,944,739	2,709,596	5,347,615	6,210,650

Selling, general and
administrative expenses	2,900,113	3,400,342	6,491,891	6,583,929
Income (loss) from operations	44,626	(690,746)	(1,144,276)	(373,279)

Interest income	(464)	(18,455)	(1,448)	(49,114)
Interest expense	162	5,849	2,574	5,849
Other, net	11,785	11,112	22,798	23,179
	11,483	(1,494)	23,924	(20,086)

Income (loss) before provision for
(benefit from) income taxes	33,143	(689,252)	(1,168,200)	(353,193)

Provision for (benefit from) income taxes	11,573	(253,158)	(444,832)	(125,456)
Net income (loss)	$21,570	$(436,094)	$(723,368)	$(227,737)

Basic and diluted earnings (loss)
per share	$0.00	$(0.06)	$(0.09)	$(0.03)

Weighted average shares outstanding - basic	8,092,734	7,901,327	8,040,528	7,896,279

Weighted average shares outstanding - diluted	8,217,103	7,901,327	8,040,528	7,896,279

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
ASSETS

	(Unaudited)
	December 31,	June 30,
	2009	2009

Current assets:
Cash and cash equivalents	$2,492,160	$1,943,364
Accounts receivable, net of allowances of $300,000	5,283,980	6,172,437
Inventories, net	12,736,488	12,663,938
Income tax receivable	1,653,573	937,273
Other current assets	308,451	327,203

Total current assets	22,474,652	22,044,215

Property, plant and equipment, net	10,209,764	10,799,089
Other assets, net	189,132	390,627

Total assets	$32,873,548	$33,233,931

See accompanying Notes to Consolidated Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
(CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	December 31,	June 30,
	2009	2009

Current liabilities:
Accounts payable	$2,315,688	$1,633,568
Other accrued liabilities	1,880,039	2,316,558
Deferred income taxes	168,136	419,213
Deferred revenue	688,200	688,200
Total current liabilities	5,052,063	5,057,539

Deferred revenue	1,147,000	1,491,100

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,396,878 and 10,204,819 shares issued at December 31, 2009 and June 30, 2009, respectively; 8,093,386 and 7,901,327 shares outstanding at December 31, 2009 and June 30, 2009, respectively	103,969	102,048
Additional paid-in capital	48,342,689	47,632,049
Accumulated deficit	(1,040,745)	(317,377)
Less treasury stock, at cost; 2,303,492 shares at December 31, 2009 and June 30, 2009	(20,731,428)	(20,731,428)
Total stockholders' equity	26,674,485	26,685,292
Total liabilities and stockholders' equity	$32,873,548	$33,233,931

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six months ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(723,368)	$(227,737)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	710,622	751,332
Stock based compensation	627,693	7,323
Provision for doubtful accounts and sales returns and allowances	13,361	(10,449)
Deferred taxes	(55,702)	18,251

Changes in operating assets and liabilities:
Accounts receivable	875,096	1,809,464
Inventories	(72,550)	(1,654,316)
Income tax receivable	(716,300)	-
Other current assets	18,750	(100,235)
Accounts payable	682,120	35,536
Deferred revenue	(344,100)	(344,550)
Other accrued liabilities	(436,519)	(1,059,370)
Net cash provided by (used in) operating activities	579,103	(774,751)

Cash flows from investing activities:
Capital expenditures	(115,175)	(1,243,445)
Net cash used in investing activities	(115,175)	(1,243,445)

Cash flows from financing activities:
Stock options exercised	3,469	81,094
Minimum tax witholdings on stock options exercised	(406,110)	-
Excess tax benefit from exercise of stock options	487,509	619
Net cash provided by financing activities	84,868	81,713

Net increase (decrease) in cash and cash equivalents	548,796	(1,936,483)
Cash and cash equivalents at beginning of period	1,943,364	6,149,015
Cash and cash equivalents at end of period	$2,492,160	$4,212,532

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

Subsequent Events

Allied Healthcare Products, Inc. has applied the provisions of the Subsequent Events Topic of the Accounting Standards Codification (ASC) to its consolidated interim financial statements for periods ended after June 15, 2009.  The Subsequent Event Topic establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued.  In particular, the Subsequent Events Topic sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.  Accordingly, the Company has evaluated events and transactions occurring through February 8, 2010, the date the consolidated interim financial statements were issued, for potential recognition or disclosure in the financial statements.

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

2.  Inventories

Inventories are comprised as follows:

	December 31, 2009	June 30, 2009

Work-in progress	$1,099,609	$718,711
Raw materials and component parts	8,704,302	8,981,435
Finished goods	4,252,264	4,311,440
Reserve for obsolete and excess
inventory	(1,319,687)	(1,347,648)
	$12,736,488	$12,663,938

3.  Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period.  Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic shares outstanding for the three months ended December 31, 2009 and 2008 were 8,092,734 and 7,901,327 respectively.  The number of diluted shares outstanding for the three months ended December 31, 2009 and 2008 were 8,217,103 and 7,901,327 respectively. The number of basic and diluted shares outstanding for the six months ended December 31, 2009 and 2008 were 8,040,528 and 7,896,279 respectively.

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

5.  Financing

Effective as of November 13, 2009, Allied Healthcare Products, Inc. (the “Company”) terminated its revolving credit facility arrangement with Bank of America, N.A., as successor to LaSalle Bank National Association (the “Old Credit Agreement”). The Old Credit Agreement provided for borrowings of up to $10,000,000 and was available through September 1, 2010. No loans were outstanding under the Old Credit Agreement as of November 13, 2009.

On November 17, 2009, in order to obtain replacement financing, the Company entered into a Loan and Security Agreement by and between Enterprise Bank & Trust and the Company (the “New Credit Agreement”) pursuant to which the Company obtained a secured revolving credit facility with borrowing availability of up to $7,500,000 (the “New Credit Facility”). The Company’s obligations under the New Credit Facility are secured by certain assets of the Company pursuant to the terms and subject to the conditions set forth in the New Credit Agreement.

The New Credit Facility will be available on a revolving basis until it expires on November 17, 2010, at which time all amounts outstanding under the New Credit Facility will be due and payable. Advances under the New Credit Facility will be made pursuant to a Revolving Credit Note (the “Promissory Note”) executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to .50% in excess of Enterprise Bank & Trust’s prime-rate based interest rate for commercial loans, subject to a minimum annual interest rate of 4.50%.  Advances may be prepaid in whole or in part without premium or penalty.

Under the New Credit Agreement, advances are generally subject to customary borrowing conditions. The New Credit Agreement also contains covenants with which the Company must comply during the term of the New Credit Facility. Among other things, such covenants restrict the Company’s ability to incur certain additional debt; make specified restricted payments, dividends and capital expenditures; authorize or issue capital stock; enter into certain transaction with affiliates; consolidate or merge with or acquire another business; sell certain of its assets or dissolve or wind up the Company. The New Credit Agreement also contains certain events of default that are customary for financings of this type including, without limitation: the failure to pay principal, interest, fees or other amounts when due; the breach of specified representations or warranties contained in the loan documents; cross-default with certain other indebtedness of the Company; the entry of uninsured judgments that are not bonded or stayed; failure to comply with the observance or performance of specified agreements contained in the loan documents; commencement of bankruptcy or other insolvency proceedings; and the failure of any of the loan documents entered into in connection with the New Credit Facility to be in full force and effect. After an event of default, and upon the continuation thereof, the principal amount of all loans made under the New Credit Facility would bear interest at a rate per annum equal to 4.00% above the otherwise applicable interest rate (provided, that the interest rate may not exceed the highest rate permissible under law), and the lender would have the option to accelerate maturity and payment of the Company’s obligations under the New Credit Facility.

The prime rate was 3.25% on December 31, 2009.

At December 31, 2009 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the financial covenants associated with its credit facility at December 31, 2009.

6.  Baralyme® Agreement

A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories (“Abbott”), with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Three Months ended		Six Months ended
	December 31,		December 31,
	2009	2008	2009	2008

Beginning balance	$2,007,250	$2,695,000	$2,179,300	$2,867,500

Revenue recognized
as net sales	(172,050)	(172,050)	(344,100)	(344,550)

	1,835,200	2,522,950	1,835,200	2,522,950
Less - Current portion
of deferred revenue	(688,200)	(690,000)	(688,200)	(690,000)
	$1,147,000	$1,832,950	$1,147,000	$1,832,950

In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.  As of December 31, 2009, $2,150,000 has been received as a result of product development activities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three months ended December 31, 2009 compared to three months ended December 31, 2008

Allied had net sales of $11.4 million for the three months ended December 31, 2009, down $1.1 million, or 8.8%, from net sales of $12.5 million in the prior year same quarter.  Customer orders of $10.9 million were $1.4 million lower than the prior year same quarter.    Purchase order releases were only $0.8 million lower than in the prior year same quarter.  Purchase order release times depend on the scheduling practices of individual customers, and do vary over time.

Sales for the three months ended December 31, 2009 and December 31, 2008 include $172,050 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®.  Income from the agreement will continue to be recognized at $57,350 per month until the expiration of the agreement in August 2012.  Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®.  The Company ceased the sale of Baralyme® on August 27th, 2004.

Domestic sales were down 7.7% from the prior year same quarter, while international business, which represented 18.4% of second quarter sales, was down 13.8%.  Orders for the Company’s products for the three months ended December 31, 2009 of $10.9 million were $1.4 million or 11.4% lower than orders for the prior year same quarter of $12.3 million.  Domestic orders are down 12.8% over the prior year same quarter while international orders, which represented 23.0% of second quarter orders, were 6.3% lower than orders for the prior year same quarter.  The Company believes that the decrease in net sales is primarily the result of the worldwide recession. By and large, the Company’s products are considered durable goods.  The Company believes that the purchase of equipment and durable goods and the purchase of equipment by hospitals and municipalities have been cut as a short term measure to meet budgets and conserve cash.

Gross profit for the three months ended December 31, 2009 was $2.9 million, or 25.4% of net sales, compared to $2.7 million, or 21.6% of net sales, for the three months ended December 31, 2008.  Gross profit during the second quarter was favorably impacted by cost savings initiatives which reduced the cost of purchased materials and manufactured finished goods.

Selling, general and administrative expenses for the three months ended December 31, 2009 were $2.9 million compared to selling, general and administrative expenses of $3.4 million for the three months ended December 31, 2008.  The decrease in selling, general and administrative expenses is partially due to a decrease of approximately $0.2 million for compensation expense as a result of a reduction in the Company’s workforce and decrease in sales.  Additionally, selling expenses for business travel decreased approximately $0.1 million and expenses for outside professional services decreased approximately $0.1 million compared to the same quarter of the prior year.

Income from operations was $44,626 for the three months ended December 31, 2009 compared to loss from operations of $0.7 million for the three months ended December 31, 2008.  Allied had income before provision for income taxes in the second quarter of fiscal 2010 of $33,143, compared to a loss before benefit from income taxes in the second quarter of fiscal 2009 of $0.7 million.  The Company recorded a tax provision of $11,573 for the three-months ended December 31, 2009 compared to a tax benefit of $0.3 million for the three months ended December 31, 2008.

Net income for the second quarter of fiscal 2010 was $21,570 or $0.00 per basic and diluted share compared to net loss of $0.4 million or $0.06 per basic and diluted share for the second quarter of fiscal 2009.  The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the second quarters of fiscal 2010 and 2009 were 8,092,734 and 7,901,327 shares, respectively.  The weighted average number of common shares outstanding, used in the calculation of diluted earnings per share for the second quarters of fiscal 2010 and 2009 were 8,217,103 and 7,901,327 shares, respectively.

Six months ended December 31, 2009 compared to six months ended December 31, 2008

Allied had net sales of $22.7 million for the six months ended December 31, 2009, down $4.3 million, or 15.9%, from net sales of $27.0 million in the prior year same period.  Customer orders of $22.4 million were $3.1 million lower than the prior year same period.    Purchase order releases were $4.0 million lower than in the prior year same period.  Purchase order release times depend on the scheduling practices of individual customers, and do vary over time.

$99,000 of the decrease in the Company’s sales compared to the same period last year are due to discontinuation of reimbursement from Abbott for product development activities to pursue development of a new carbon dioxide absorption product.  Sales for the six months ended December 31, 2008 include $99,000 of such reimbursements.

Sales for the six months ended December 31, 2009 and December 31, 2008 include $344,100 and $344,550 respectively, for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®.

Domestic sales were down 14.3% from the prior year same period, while international business, which represented 16.6% of sales for the first half of fiscal 2010, was down 22.2%.  Orders for the Company’s products for the six months ended December 31, 2009 of $22.4 million were $3.2 million or 12.5% lower than orders for the prior year same period of $25.6 million.  Domestic orders are down 11.4% over the prior year same period while international orders, which represented 19.5% of orders for the first half of fiscal 2010, were 15.7% lower than orders for the prior year same period.

Gross profit for the six months ended December 31, 2009 was $5.3 million, or 23.3% of net sales, compared to $6.2 million, or 23.0% of net sales, for the six months ended December 31, 2008.  Gross profit during the first half of fiscal 2010 was favorably impacted by cost savings initiatives which have reduced the cost of purchased materials and manufactured finished goods.

Selling, general and administrative expenses for the six months ended December 31, 2009 were $6.5 million compared to selling, general and administrative expenses of $6.6 million for the six months ended December 31 2008.  Stock option expense increased approximately $0.6 million due to the grant of immediately vested stock options to the Company’s President and CEO.  This increase was partially offset by a decrease of approximately $260,000 for compensation expense as a result of a reduction in the Company’s workforce, a decrease of approximately $48,000 for recruiting expenses, and a decrease of approximately $80,000 for outside professional services compared to the same period of the prior year.  Due to the low level of sales for the first half of fiscal 2010, sales commissions decreased $83,000 compared to the same period of the prior year.  Additionally, selling expenses for business travel decreased approximately $136,000, vehicle expenses decreased approximately $29,000, and expenses for trade shows decreased approximately $61,000 compared to the same period of the prior year.

Loss from operations was $1.1 million for the six months ended December 31, 2009 compared to loss from operations of $0.4 million for the six months ended December 31, 2008.  Interest income was $1,448 for the six months ended December 31, 2009 compared to interest income of $49,114 for the six months ended December 31, 2008.   Allied had loss before benefit from income taxes in the first half of fiscal 2010 of $1.2 million, compared to loss before benefit from income taxes in the first half of fiscal 2009 of $0.4 million.  The Company recorded a tax benefit of $0.4 million for the six months ended December 31, 2009 compared to a tax benefit of $0.1 million for the six months ended December 31, 2008.

Net loss for the first six months of fiscal 2010 was $0.7 million or $0.09 per basic and diluted share compared to net loss of $0.2 million or $0.03 per basic and diluted share for the first six months of fiscal 2009.  The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first six months of fiscal 2010 and 2009 were 8,040,528 and 7,896,279 shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

The Company’s working capital was $17.4 million at December 31, 2009 compared to $17.0 million at June 30, 2009.  Cash increased $0.5 million, income taxes receivable increased $0.7 million and inventory increased $0.1 million.  The current deferred income tax liability decreased $0.3 million and accrued liabilities decreased $0.4 million.  At December 31, 2009 these increases in working capital were offset by a $0.7 million increase in accounts payable and a decrease in accounts receivable of $0.9 million to $5.3 million at December 31, 2009.  Accounts receivable as measured in days of sales outstanding (“DSO”) decreased to 42 DSO at December 31, 2009; down from 43 DSO at June 30, 2009.

Effective as of November 13, 2009, Allied Healthcare Products, Inc. (the “Company”) terminated its revolving credit facility arrangement with Bank of America, N.A., as successor to LaSalle Bank National Association (the “Old Credit Agreement”). The Old Credit Agreement provided for borrowings of up to $10,000,000 and was available through September 1, 2010. No loans were outstanding under the Old Credit Agreement as of November 13, 2009.

On November 17, 2009, in order to obtain replacement financing, the Company entered into a Loan and Security Agreement by and between Enterprise Bank & Trust and the Company (the “New Credit Agreement”) pursuant to which the Company obtained a secured revolving credit facility with borrowing availability of up to $7,500,000 (the “New Credit Facility”). The Company’s obligations under the New Credit Facility are secured by certain assets of the Company pursuant to the terms and subject to the conditions set forth in the New Credit Agreement.  See Note 5 – Financing to the Company’s consolidated unaudited financial statements for more information concerning the New Credit Facility.

The prime rate was 3.25% on December 31, 2009.

At December 31, 2009 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

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

Inflation has not had a material effect on the Company’s business or results of operations during the first six months of fiscal 2010.

Litigation and Contingencies

The Company becomes, from time to time, a party to personal injury litigation arising out of incidents involving the use of its products. The Company believes that any potential judgments resulting from these claims over its self-insured retention will be covered by the Company’s product liability insurance.

Recently Issued Accounting Guidance

The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

See Note 1 – Summary of Significant Accounting and Reporting Policies for more information on recent accounting pronouncements and their impact, if any, on our consolidated financial statements. Management believes there have been no material changes to our critical accounting policies.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

At December 31, 2009, the Company did not have any debt outstanding.  The revolving credit facility bears an interest rate using the commercial bank’s prime-rate based interest rate for commercial loans as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at December 31, 2009.  Allied Healthcare Products has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4T.     Controls and Procedures

(a) Disclosure Controls and Procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2009, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 4.    Submission of Matters to Vote of Security Holders

ANNUAL MEETING OF SHAREHOLDERS: The annual meeting of the Company’s stockholders was held on November 13, 2009. Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for Directors and all nominees were elected.  In addition, stockholders approved the Company’s 2009 Incentive Stock Plan.

The results of the voting on each proposal submitted at the meeting are as follows:

Election of Directors

	FOR	WITHHELD
Judith T. Graves	7,554,896	26,632
Joseph E. Root	7,556,356	25,172
Dr. William A. Peck	7,549,945	31,583
Earl R. Refsland	7,555,842	25,685
John D. Weil	7,550,211	31,317

Proposal 1: Approval of 2009 Incentive Stock Plan

FOR	AGAINST	ABSTAIN
6,496,658	170,733	1,515

Item 6.   Exhibits

(a)   Exhibits:
        31.1  Certification of Chief Executive Officer (filed herewith)

        31.2  Certification of Chief Financial Officer (filed herewith)

        32.1  Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

        32.2  Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

        99.1  Press Release dated February 8, 2010 announcing second quarter earnings*

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

Date: February 8, 2010