Form 10-Q
period 2010-03-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2010-05-07
CIK 874710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2010

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
Yes   ☐   No   ☒

The number of shares of common stock outstanding at April 30, 2010 is 8,093,386 shares.

INDEX

			Page
			Number
Part I –	Financial Information
	Item 1.	Financial Statements
		Consolidated Statement of Operations -	3
		Three and nine months ended March 31,
		2010 and 2009 (Unaudited)

		Consolidated Balance Sheet -	4 - 5
		March 31, 2010 (Unaudited) and
		June 30, 2009

		Consolidated Statement of Cash Flows -	6
		Nine months ended March 31, 2010 and 2009
		(Unaudited)

		Notes to Consolidated Financial Statements	7 – 11

	Item 2.	Management’s Discussion and Analysis of	11 – 15
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosure	16
		about Market Risk

	Item 4T.	Controls and Procedures	16

Part II -	Other Information

	Item 6.	Exhibits	16

		Signature	18

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

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009

Net sales	$11,627,418	$12,389,640	$34,366,002	$39,361,993
Cost of sales	8,781,739	9,915,884	26,172,709	30,677,586
Gross profit	2,845,679	2,473,756	8,193,293	8,684,407

Selling, general and administrative expenses	2,705,644	3,198,135	9,197,535	9,782,064
Income (loss) from operations	140,035	(724,379)	(1,004,242)	(1,097,657)

Interest income	(2,956)	(5,041)	(4,403)	(54,155)
Interest expense	190	-	2,764	5,849
Other, net	80,791	13,403	103,588	36,583
	78,025	8,362	101,949	(11,723)

Income (loss) before provision for (benefit from) income taxes	62,010	(732,741)	(1,106,191)	(1,085,934)

Provision for (benefit from) income taxes	24,480	(282,469)	(420,353)	(407,925)
Net income (loss)	$37,530	$(450,272)	$(685,838)	$(678,009)

Basic earnings (loss) per share	$0.00	$(0.06)	$(0.09)	$(0.09)

Diluted earnings (loss) per share	$0.00	$(0.06)	$(0.09)	$(0.09)

Weighted average shares outstanding - basic	8,093,386	7,901,327	8,057,890	7,897,937

Weighted average shares outstanding - diluted	8,183,907	7,901,327	8,057,890	7,897,937

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
ASSETS

	(Unaudited)
	March 31,	June 30,
	2010	2009

Current assets:
Cash and cash equivalents	$3,273,496	$1,943,364
Accounts receivable, net of allowances of $300,000	5,371,848	6,172,437
Inventories, net	11,968,396	12,663,938
Income tax receivable	1,634,370	937,273
Other current assets	270,340	327,203

Total current assets	22,518,450	22,044,215

Property, plant and equipment, net	10,040,867	10,799,089
Other assets, net	186,069	390,627

Total assets	$32,745,386	$33,233,931

See accompanying Notes to Consolidated Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
(CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	March 31,	June 30,
	2010	2009

Current liabilities:
Accounts payable	$2,140,610	$1,633,568
Other accrued liabilities	2,055,459	2,316,558
Deferred income taxes	164,125	419,213
Deferred revenue	688,200	688,200
Total current liabilities	5,048,394	5,057,539

Deferred revenue	974,950	1,491,100

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares
authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares
authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares
authorized; 10,396,878 and 10,204,819 shares issued
at March 31, 2010 and June 30, 2009, respectively;
8,093,386 and 7,901,327 shares outstanding at
March 31, 2009 and June 30, 2009, respectively	103,969	102,048
Additional paid-in capital	48,352,716	47,632,049
Accumulated deficit	(1,003,215)	(317,377)
Less treasury stock, at cost; 2,303,492 shares at
March 31, 2010 and June 30, 2009	(20,731,428)	(20,731,428)
Total stockholders' equity	26,722,042	26,685,292
Total liabilities and stockholders' equity	$32,745,386	$33,233,931

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(685,838)	$(678,009)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:

Depreciation and amortization	948,607	1,074,119
Stock based compensation	637,720	17,392
Provision for doubtful accounts and sales
returns and allowances	(9,832)	2,886
Deferred taxes	(59,713)	14,223
Loss on disposition of equipment	67,848	3,056

Changes in operating assets and liabilities:
Accounts receivable	810,421	680,519
Inventories	695,542	(1,611,991)
Income tax receivable	(697,097)	-
Other current assets	56,863	(59,655)
Accounts payable	507,042	(287,444)
Deferred revenue	(516,150)	(516,150)
Other accrued liabilities	(261,099)	(1,429,952)
Net cash provided by (used in) operating activities	1,494,314	(2,791,006)

Cash flows from investing activities:
Capital expenditures	(303,680)	(1,403,665)
Proceeds from disposal of fixed assets	54,630	-
Net cash used in investing activities	(249,050)	(1,403,665)

Cash flows from financing activities:
Stock options exercised	3,469	81,094
Minimum tax withholdings on stock options exercised	(406,110)	-
Excess tax benefit from exercise of stock options	487,509	619
Net cash provided by financing activities	84,868	81,713

Net increase (decrease) in cash and cash equivalents	1,330,132	(4,112,958)
Cash and cash equivalents at beginning of period	1,943,364	6,149,015
Cash and cash equivalents at end of period	$3,273,496	$2,036,057

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Allied Healthcare Products, Inc. (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included.  Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.  These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

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

2.  Inventories

Inventories are comprised as follows:

	March 31, 2010	June 30, 2009

Work-in progress	$744,409	$718,711
Raw materials and component parts	8,591,912	8,981,435
Finished goods	3,929,250	4,311,440
Reserve for obsolete and excess inventory	(1,297,175)	(1,347,648)
	$11,968,396	$12,663,938

3.  Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period.  Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic shares outstanding for the three months ended March 31, 2010 and 2009 were 8,093,386 and 7,901,327 respectively.  The number of diluted shares outstanding for the three months ended March 31, 2010 and 2009 were 8,183,907 and 7,901,327 respectively. The number of basic and diluted shares outstanding for the nine months ended March 31, 2010 and 2009 were 8,057,890 and 7,897,937 respectively.

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

The New Credit Facility will be available on a revolving basis until it expires on November 15, 2010, at which time all amounts outstanding under the New Credit Facility will be due and payable. Advances under the New Credit Facility will be made pursuant to a Revolving Credit Note (the “Promissory Note”) executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to .50% in excess of Enterprise Bank & Trust’s prime-rate based interest rate for commercial loans, subject to a minimum annual interest rate of 4.50%.  Advances may be prepaid in whole or in part without premium or penalty.

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

The prime rate was 3.25% on March 31, 2010.

At March 31, 2010 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the financial covenants associated with the New Credit Facility at March 31, 2010.

6.  Baralyme® Agreement

A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories (“Abbott”), with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Three Months ended		Nine Months ended
	March 31,		March 31,
	2010	2009	2010	2009

Beginning balance	$1,835,200	$2,522,950	$2,179,300	$2,867,500

Revenue recognized
as net sales	(172,050)	(171,600)	(516,150)	(516,150)

	1,663,150	2,351,350	1,663,150	2,351,350
Less - Current portion
of deferred revenue	(688,200)	(688,200)	(688,200)	(688,200)
	$974,950	$1,663,150	$974,950	$1,663,150

In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.  As of March 31, 2010, $2,150,000 has been received as a result of product development activities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Allied had net sales of $11.6 million for the three months ended March 31, 2010, down $0.8 million, or 6.5%, from net sales of $12.4 million in the prior year same quarter.  Customer orders of $10.6 million were $1.9 million lower than the prior year same quarter.    Purchase order releases were only $1.0 million lower than in the prior year same quarter.  Purchase order release times depend on the scheduling practices of individual customers, and do vary over time.

Sales for the three months ended March 31, 2010 and March 31, 2009 include approximately $172,000 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®.  Income from the agreement will continue to be recognized at $57,350 per month until the expiration of the agreement in August 2012.  Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®.  The Company ceased the sale of Baralyme® on August 27th, 2004.

Domestic sales were down 4.7% from the prior year same quarter, while international business, which represented 20.9% of third quarter sales, was down 11.3%.  Orders for the Company’s products for the three months ended March 31, 2010 of $10.6 million were $1.9 million or 15.2% lower than orders for the prior year same quarter of $12.5 million.  Domestic orders are down 15.7% over the prior year same quarter while international orders, which represented 20.5% of third quarter orders, were 14.0% lower than orders for the prior year same quarter.  The Company believes that the decrease in net sales is primarily the result of the worldwide recession.  The Company believes that the purchase of equipment and durable goods by hospitals and municipalities have continued to be reduced as a short term measure to meet budgets and conserve cash, despite early indications of limited recovery in the economy. By and large, the Company’s products are considered durable goods.

Gross profit for the three months ended March 31, 2010 was $2.8 million, or 24.1% of net sales, compared to $2.5 million, or 20.2% of net sales, for the three months ended March 31, 2009.  Gross profit during the third quarter was favorably impacted by cost savings initiatives which reduced the cost of purchased materials and manufactured finished goods.

Selling, general and administrative expenses for the three months ended March 31, 2010 were $2.7 million compared to selling, general and administrative expenses of $3.2 million for the three months ended March 31, 2009.  The decrease in selling, general and administrative expenses is partially due to a decrease of approximately $0.3 million for compensation expense as a result of a reduction in the Company’s workforce and a decrease of approximately $71,000 for sales commissions due to the decline in sales compared to the same quarter of the prior year. Additionally, selling expenses for business travel decreased approximately $74,000 and expenses for trade shows decreased approximately $52,000 compared to the same quarter of the prior year.

Income from operations was $140,035 for the three months ended March 31, 2010 compared to loss from operations of $0.7 million for the three months ended March 31, 2009.  Allied had income before provision for income taxes in the third quarter of fiscal 2010 of $62,010, compared to a loss before benefit from income taxes in the third quarter of fiscal 2009 of $0.7 million.  The Company recorded a tax provision of $24,480 for the three-months ended March 31, 2010 compared to a tax benefit of $0.3 million for the three months ended March 31, 2009.

Net income for the third quarter of fiscal 2010 was $37,530 or $0.00 per basic and diluted share compared to net loss of $0.5 million or $0.06 per basic and diluted share for the third quarter of fiscal 2009.  The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the third quarters of fiscal 2010 and 2009 were 8,093,386 and 7,901,327 shares, respectively.  The weighted average number of common shares outstanding, used in the calculation of diluted earnings per share for the third quarters of fiscal 2010 and 2009 were 8,183,907 and 7,901,327 shares, respectively.

Nine months ended March 31, 2010 compared to nine months ended March 31, 2009

Allied had net sales of $34.4 million for the nine months ended March 31, 2010, down $5.0 million, or 12.7%, from net sales of $39.4 million in the prior year same period.  Customer orders of $33.1 million were $5.0 million lower than the prior year same period.  Purchase order releases were $5.0 million lower than in the prior year same period.  Purchase order release times depend on the scheduling practices of individual customers, and do vary over time.

$99,000 of the decrease in the Company’s sales compared to the same period last year are due to discontinuation of reimbursement from Abbott for product development activities to pursue development of a new carbon dioxide absorption product.  Sales for the nine months ended March 31, 2009 include $99,000 of such reimbursements.

Sales for the nine months ended March 31, 2010 and March 31, 2009 include $516,150 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®.

Domestic sales were down 11.4% from the prior year same period, while international business, which represented 18.1% of sales for the nine months of fiscal 2010, was down 18.3%.  Orders for the Company’s products for the nine months ended March 31, 2010 of $33.1 million were $5.0 million or 13.1% lower than orders for the prior year same period of $38.1 million.  Domestic orders are down 12.8% over the prior year same period while international orders, which represented 19.8% of orders for the first nine months of fiscal 2010, were 15.1% lower than orders for the prior year same period.

Gross profit for the nine months ended March 31, 2010 was $8.2 million, or 23.8% of net sales, compared to $8.7 million, or 22.1% of net sales, for the nine months ended March 31, 2009.  Gross profit during the first nine months of fiscal 2010 was favorably impacted by cost savings initiatives which have reduced the cost of purchased materials and manufactured finished goods.

Selling, general and administrative expenses for the nine months ended March 31, 2010 were $9.2 million compared to selling, general and administrative expenses of $9.8 million for the nine months ended March 31 2009.  Stock option expense increased approximately $0.6 million due to the grant of immediately vested stock options to the Company’s President and CEO.  This increase was offset by a decrease of approximately $0.6 million for compensation expense as a result of a reduction in the Company’s workforce, a decrease of approximately $46,000 for recruiting expenses, and a decrease of approximately $80,000 for outside professional services compared to the same period of the prior year.  Due to the low level of sales for the first nine months of fiscal 2010, sales commissions decreased $154,000 compared to the same period of the prior year.  Additionally, selling expenses for business travel decreased approximately $210,000, vehicle expenses decreased approximately $40,000, and expenses for trade shows decreased approximately $110,000 compared to the same period of the prior year.

Loss from operations was $1.0 million for the nine months ended March 31, 2010 compared to loss from operations of $1.1 million for the nine months ended March 31, 2009.  Interest income was $4,403 for the nine months ended March 31, 2010 compared to interest income of $54,155 for the nine months ended March 31, 2009.   Allied had loss before benefit from income taxes in the first nine months of fiscal 2010 and fiscal 2009 of $1.1 million.  The Company recorded a tax benefit of $0.4 million for the nine months ended March 31, 2010 and March 31, 2009.

Net loss for the first nine months of fiscal 2010 was $0.7 million or $0.09 per basic and diluted share compared to net loss of $0.7 million or $0.09 per basic and diluted share for the first nine months of fiscal 2009.  The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first nine months of fiscal 2010 and 2009 were 8,057,890 and 7,897,937 shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

The Company’s working capital was $17.5 million at March 31, 2010 compared to $17.0 million at June 30, 2009.  Cash increased $1.3 million and income taxes receivable increased $0.7 million.  The current deferred income tax liability decreased $0.3 million and accrued liabilities decreased $0.3 million.  At March 31, 2010 these increases in working capital were offset by a decrease in inventory of $0.7 million, a decrease in other current assets of $0.1 million, a $0.5 million increase in accounts payable and a decrease in accounts receivable of $0.8 million to $5.4 million at March 31, 2010.  Accounts receivable as measured in days of sales outstanding (“DSO”) decreased to 42 DSO at March 31, 2010; down from 43 DSO at June 30, 2009.

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

The prime rate was 3.25% on March 31, 2010.

At March 31, 2010 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

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

Inflation has not had a material effect on the Company’s business or results of operations during the first nine months of fiscal 2010.

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

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

At March 31, 2010, the Company did not have any debt outstanding.  The revolving credit facility bears an interest rate using the commercial bank’s prime-rate based interest rate for commercial loans as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at March 31, 2010.  Allied Healthcare Products has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4T.     Controls and Procedures

(a)	Disclosure Controls and Procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2010, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II.     OTHER INFORMATION

Item 6.    Exhibits

(a)    Exhibits:

10.1  Employment Agreement by and between the Company and Earl Refsland, dated December 21, 2009 (filed herewith).

31.1  Certification of Chief Executive Officer (filed herewith)

31.2  Certification of Chief Financial Officer (filed herewith)

32.1  Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

32.2  Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

99.1  Press Release dated May 7, 2010 announcing third quarter earnings*

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

Date: May 7, 2010