Form 10-K
period 2010-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2010-09-23
CIK 874710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year June 30, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to_________

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

Indicate by check mark if the registrant is a well –known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes    ☐  No  ☒

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes.  ☒   No.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes.   ☐   No.  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of   “large accelerated filer, accelerated filer and “smaller reporting company” in Rule 12 b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12 b-2). Yes  ☐  No  ☒

As of December 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $24,344,622.

As of September 19, 2010, there were 8,093,386 shares of common stock, $0.01 par value (the “Common Stock"), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement to be dated October 8, 2010 (portion) (Part III)

ALLIED HEALTHCARE PRODUCTS, INC.

INDEX TO FORM 10-K

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

PART I

Item 1.  Business

General

Allied Healthcare Products, Inc. (“Allied”, the “Company”, ‘we”, or “us”) manufactures a variety of respiratory products used in the health care industry in a wide range of hospital and alternate site settings, including sub-acute care facilities, home health care and emergency medical care. The Company’s product lines include respiratory care products, medical gas equipment and emergency medical products.  The Company believes that it maintains significant market shares in selected product lines.

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

Markets and Products

In fiscal 2010, respiratory care products, medical gas equipment and emergency medical products represented approximately 26%, 52% and 22%, respectively, of the Company’s net sales.  In comparison, in fiscal 2009, respiratory care products, medical gas equipment and emergency medical products represented approximately 24%, 57%, and 19%, respectively, of the Company’s net sales. The Company operates in a single industry segment and its principal products are described in the following table:

Product	Description	Principal Brand Names	Primary Users

Respiratory Care Products
Respiratory Care/Anesthesia Products	Large volume compressors; ventilator calibrators; humidifiers and mist tents; and CO2 absorbent	Timeter	Hospitals and sub-acute facilities

Home Respiratory Care Products	O2 cylinders; pressure regulators; nebulizers; portable large volume compressors; portable suction equipment and disposable respiratory products	Timeter; B&F; Schuco	Patients at home

Medical Gas Equipment
Construction Products	In-wall medical gas system components; central station pumps and compressors and headwalls	Chemetron; Oxequip	Hospitals and sub-acute facilities

Regulation Devices	Flowmeters; vacuum regulators; pressure regulators and related products	Chemetron; Oxequip; Timeter	Hospitals and sub-acute facilities

Disposable Cylinders	Disposable oxygen and gas cylinders	Lif-O-Gen	First aid providers and specialty gas distributors

Suction Equipment	Portable suction equipment and disposable suction canisters	Gomco; Allied; Schuco	Hospitals, sub-acute facilities and homecare products

Emergency Medical Products
Respiratory/Resuscitation	Demand resuscitation valves; bag mask resuscitators; emergency transport ventilators, oxygen regulators, SurgeX - surge suppressing post valve, and mass casualty ventilation line	LSP; Omni-Tech	Emergency service providers

Trauma and Patient Handling Products	Spine immobilization products; pneumatic anti-shock garments, trauma burn kits and Xtra backboards	LSP	Emergency service providers

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

Sales and Marketing

Allied sells its products primarily to respiratory care/anesthesia product distributors, hospital construction contractors, emergency medical equipment dealers and directly to hospitals.  The Company maintains a sales force of 28 sales professionals, all of whom are full-time employees of the Company.

The sales force includes nine domestic hospital and homecare specialists, ten domestic construction specialists, and five international sales representatives.  A total of four sales managers lead each of the sales groups.  Two product managers are responsible for the marketing activities of our product lines.

The domestic hospital specialists are responsible for sales of all Allied products with the exception of construction products within their territory.  The domestic construction specialists are responsible for sales of all Allied construction products within their territory.  Sales of products are accomplished through respiratory care/anesthesia distributors for the regulation devices, suction equipment, respiratory care/anesthesia products and disposable cylinders.  Emergency products are principally sold to ambulance companies, fire departments and emergency medical systems volunteer organizations through specialized emergency medical products distributors.

Construction products are sold direct to hospital construction contractors and through distributors.

The Company’s international specialists sell all Allied products within their territory.  Allied’s net sales to foreign markets totaled 19% of total net sales in fiscal 2010, unchanged from fiscal years 2009 and 2008.  International sales are made through a network of dealers, agents and U.S. exporters who distribute the Company’s products throughout the world.  Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East.

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

During the fiscal year 2010 the research and development group completed development of an auxiliary battery pack for the MCV100 and MCV200 mass casualty ventilators.  This battery pack extends the operating time of the ventilators by 14 hours if running on internal compressors or by 42 hours if running on an oxygen supply.  The group also completed some upgrades to the 4000 series construction manifold.

The group is actively working on other products that were not released during fiscal year 2010.

As part of the agreement relating to the withdrawal of the Baralyme® product in August 2004, Abbott Laboratories agreed to pay to Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.  Allied has pursued development of a new carbon dioxide absorption product, resulting in its new Litholyme® product.  As of June 30, 2010 the Company had been reimbursed $2,150,000 by Abbott.  More detailed information concerning this agreement is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s medical device manufacturing facilities are registered with the FDA, and have received ISO 9001 certification under the Medical Device Directive (MDD - European) for certain products in 1998. The Company’s St. Louis facility is ISO 9000 certified.  The Company is subject to audit by the FDA, ISO, and European auditors for compliance with the Good Manufacturing Practices (“GMP”), the ISO and MDD regulations for medical devices.  These regulations require the Company to manufacture its products and maintain its products and documentation in a prescribed manner with respect to design, manufacturing, testing and control activities.  The Company also is subject to the registration and inspection requirements of state regulatory agencies.

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

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country.  Medical products shipped to the European Community generally require CE certification.   The letters 'CE' are an abbreviation of Conformité Européenne, French for European conformity. Whether or not FDA approval has been obtained, approval of a device by a comparable regulatory authority of a foreign country generally must be obtained prior to the commencement of marketing in those countries.  The time required to obtain such approvals may be longer or shorter than that required for FDA approval.  In addition, FDA approval may be required under certain circumstances to export certain medical devices.

The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protections, fire hazard control and disposal of hazardous or potentially hazardous substances.

Patents, Trademarks and Proprietary Technology

 The Company owns and maintains domestic and foreign patents on several products it believes are useful to the business and provide the Company with an advantage over its competitors.  During the fiscal year 2010 the Company continued to pursue patents on the construction alarm, Mask Restraint, EPV100 Ventilator and Litholyme®.  A United States patent for the Litholyme® carbon dioxide absorbent product was obtained in July 2010 and will expire in 2027.  Patents which expire during the period 2010 to 2027 in the aggregate are believed to be of material importance in the operation of Allied’s business.  Allied believes that no single patent, except that related to Litholyme, is material in relation to Allied’s business as a whole.  Although the expiration of an individual patent may lead to increased competition, other factors such as a competitor’s need to obtain regulatory approvals prior to marketing a competitive product and the nature of the market, may allow Allied to continue to have commercial advantages after the expiration of the patent.

The company owns and maintains U.S. trademarks for Allied Healthcare Products, Inc., Chemetron, Gomco, Oxequip, Lif-O-Gen, Life Support Products, Timeter, Vacutron, and Schuco, its principal trademarks.  Registrations for these trademarks are also owned and maintained in countries where such products are sold and such registrations are considered necessary to preserve the Company’s proprietary rights therein.

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

Employees

At June 30, 2010, the Company had approximately 307 full-time employees.  Approximately 190 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2012.

Executive Officers of the Registrant

This section provides information regarding the executive officers of the Company who are appointed by and serve at the pleasure of the Board of Directors:

Name	Age	Position

Earl R. Refsland	67	Director, President and Chief Executive Officer (1)
Eldon P. Rosentrater	56	Vice President of Administration & Corporate Planning (2)
Robert B. Harris	53	Vice President of Operations (3)
Daniel C. Dunn	50	Vice President of Finance, Chief Financial Officer, Secretary & Treasurer (4)

(1)	Mr. Refsland has been Director, President and Chief Executive Officer of the Company since September, 1999.

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

Item 1A.  Risk Factors

The Company's business, operations and financial condition are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this annual report on Form 10-K and in the company's other filings with the SEC, before making any investment decision with respect to the company's securities. The risks and uncertainties described below may not be the only ones the company faces. Additional risks and uncertainties not presently known by the company or that the company currently deems immaterial may also affect the company's business. If any of these known or unknown risks or uncertainties actually occur or develop, the company's business, financial condition, and results of operations could change.

We participate in a highly competitive environment.

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

Decreased availability or increased costs of raw materials could increase our costs of producing our products.

We purchase raw materials, fabricated components and services from a variety of suppliers.  Raw materials such as brass and plastics are considered key raw materials. We believe that our relationships with our suppliers are satisfactory and that alternative sources of supply are readily available.  From time to time, however, the prices and availability of these raw materials fluctuate due to global market demands, which could impair the company's ability to procure necessary materials, or increase the cost of such materials.  Inflationary and other increases in costs of these raw materials have occurred in the past and may recur from time to time.  In addition, freight costs associated with shipping and receiving product and sales are impacted by fluctuations in the cost of oil and gas.  A reduction in the supply or increase in the cost of those raw materials could impact our ability to manufacture our products and could increase the cost of production.

Changes in third party reimbursement could negatively impact our revenues and profitability.

The cost of a majority of medical care in the United States is funded by the U.S. Government through the Medicare and Medicaid programs and by private insurance programs, such as corporate health insurance plans.  Although we do not receive payments for our products directly from these programs, home respiratory care providers and durable medical equipment suppliers, who are the primary customers for several of our products, depend heavily on payments from Medicare, Medicaid and private insurers as a major source of revenues.  In addition, sales of certain of our products are affected by the extent of hospital and health care facility construction and renovation at any given time.  The federal government indirectly funds a significant percentage of such construction and renovation costs through Medicare and Medicaid reimbursements.  In recent years, governmentally imposed limits on reimbursement to hospitals and other health care providers have impacted spending for services, consumables and capital goods.  A material decrease from current reimbursement levels or a material change in the method or basis of reimbursing health care providers is likely to adversely affect future sales of our products.

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

Our business of manufacturing, marketing, selling of medical devices involves the risk of liability claims and such claims could seriously harm our business, particularly if our insurance coverage is inadequate.

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

We are subject to substantial domestic and international government regulation, including regulatory quality standards applicable to our manufacturing and quality processes. Failure by us to comply with these standards could have an adverse effect on our business, financial condition or results of operations.

The FDA regulates the approval, manufacturing, and sales and marketing of many of our products in the U.S.  Significant government regulation also exists in Canada, Japan, Europe, and other countries in which we conduct business. As a device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. Failure to comply with current governmental regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages or delays in product manufacturing. Efficacy or safety concerns, an increase in trends of adverse events in the marketplace, and/or manufacturing quality issues with respect to our products could lead to product recalls or related field actions, withdrawals, and/or declining sales.

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

We are exposed to certain credit risks, resulting primarily from customer sales.

Substantially all of our receivables are due from homecare providers, distributors, hospitals, and contractors.  Our customers are located throughout the U.S. and around the world.  We record an estimated allowance for uncollectible amounts based primarily on our evaluation of the payment pattern, financial condition, cash flows, and credit history of its customers as well as current industry and economic conditions. Our inability to collect on its trade accounts receivable could substantially reduce our income and have a material adverse effect on its financial condition and results of operations.

Our common stock is thinly traded and its market price may fluctuate widely.

Our common stock is listed on the NASDAQ Global Market but is thinly traded.  As a result, you may not be able to sell all of your shares of common stock on short notice.  Additionally, the market price of our common stock could be subject to significant fluctuations in response to quarter-to-quarter variation in our operating results, announcements of new products or services by us or our competitors, and other events or factors. For example, a shortfall in net sales or net income, or an increase in losses could have an immediate and significant adverse effect on the market price and volume fluctuations that have particularly affected the market prices of many micro and small capitalization companies and that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

If a natural or man-made disaster strikes our manufacturing facilities, we may be unable to manufacture certain products for a substantial amount of time and our revenue could decline.

We have one principal manufacturing operation.  In the event that this facility, located in St. Louis, Missouri, were severely damaged or destroyed as a result of a natural or man-made disaster, we would be forced to relocate production to other facilities and/or rely on third-party manufacturers. Such an event could have a material adverse effect on our business, results of operations and financial condition.  Although we have insurance for damage to our property and the interruption of our business, this insurance may not be sufficient in scope or amount to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Requirements associated with the evaluation of internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002 have required and will require significant company resources and management attention.

We are subject to the reporting requirements of federal securities laws, including the Sarbanes-Oxley Act of 2002. Among other requirements, the Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have, and expect to continue to, expend significant management time and resources maintaining documentation and testing internal control over financial reporting. While management's evaluation as of June 30, 2010 resulted in the conclusion that our internal control over financial reporting was effective as of that date, we cannot predict the outcome of testing in future periods. If we are not able to continue to comply with the requirements of Section 404 in a timely manner, we could be subject to scrutiny by regulatory authorities, such as the SEC or the NASDAQ Global Market, and the trading price of our stock could decline. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important in helping us to prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

The U.S. healthcare environment is changing in many ways, some of which may not be favorable to us, as a result of recent federal healthcare legislation.

Our products and services are primarily intended to function within the current structure of the healthcare industry in the United States. In recent years, the healthcare industry has undergone significant changes designed to control costs. The use of managed care has increased; Medicare and Medicaid reimbursement levels have declined; distributors, manufacturers, healthcare providers have consolidated; and large, sophisticated purchasing groups have become more prevalent.

In March 2010, Congress approved, and the President signed into law, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively the "Healthcare Reform Acts"). Among other things, the Healthcare Reform Acts seek to expand health insurance coverage to approximately 32 million uninsured Americans. Many of the significant changes in the Healthcare Reform Acts do not take effect until 2014, including a requirement that most Americans carry health insurance. We expect expansion of access to health insurance to increase the demand for our products and services, but other provisions of the Healthcare Reform Acts could affect us adversely. The Healthcare Reform Acts contain many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid. Beginning in 2013, each medical device manufacturer will have to pay a tax in an amount equal to 2.3% of the price for which the manufacturer sells its medical devices. We manufacture and sell devices that will likely be subject to this tax.  We could be adversely affected by, among other things, changes in the delivery or pricing of or reimbursement for medical devices.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company’s headquarters are located in St. Louis, Missouri and the Company maintains manufacturing facilities in Missouri and New York.  Set forth below is certain information with respect to the Company’s manufacturing facilities at June 30, 2010.

Location	Square Footage (Approximate)	Owned/ Leased	Activities/Products
St. Louis, Missouri	242,000	Owned	Headquarters; medical gas equipment; respiratory care products; emergency medical products

Stuyvesant Falls, New York	30,000	Owned	CO2 absorbent

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Allied Healthcare Products, Inc. trades on the NASDAQ Global Market under the symbol AHPI.  As of September 10, 2010, there were 167 record owners of the Company’s Common Stock.  The following tables summarize information with respect to the high and low closing prices for the Company’s Common Stock as listed on the NASDAQ Global market for each quarter of fiscal 2010 and 2009, respectively.  The Company currently does not pay, and in the most recent fiscal years has not paid, any dividend on its Common Stock.

Common Stock Information

2010	High	Low	2009	High	Low
September quarter	$5.14	$3.51	September quarter	$7.00	$5.00
December quarter	$6.89	$4.75	December quarter	$6.19	$2.85
March quarter	$5.26	$3.58	March quarter	$4.50	$2.83
June quarter	$3.98	$3.55	June quarter	$5.68	$3.00

Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to the Company’s proxy statement for the 2010 annual meeting of shareholders.

Item 6.  Selected Consolidated Financial Data

(In thousands, except per share data)
Year ended June 30,	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data
Net sales	$46,034	$52,073	$56,364	$56,501	$57,546
Cost of sales	34,945	40,273	43,006	42,028	43,293
Gross profit	11,089	11,800	13,358	14,473	14,253
Impairment of goodwill (2)	-	15,980	-	-	-
Selling, general and administrative expenses	11,872	13,042	12,085	12,052	12,113
Income (loss) from operations	(783)	(17,222)	1,273	2,421	2,140
Interest expense	4	-	20	-	-
Interest income	(10)	(60)	(138)	(111)	(53)
Other, net	117	50	60	(24)	37
Income (loss) before provision for (benefit from) income taxes	(894)	(17,212)	1,331	2,556	2,156
Provision for (benefit from) income taxes (1)	(294)	(450)	449	914	507
Net income (loss)	$(600)	$(16,762)	$882	$1,642	$1,649
Basic earnings (loss) per share	$(0.07)	$(2.12)	$0.11	$0.21	$0.21
Diluted earnings (loss) per share	$(0.07)	$(2.12)	$0.11	$0.20	$0.20
Basic weighted average common shares outstanding	8,067	7,899	7,884	7,876	7,841
Diluted weighted average common shares outstanding	8,067	7,899	8,120	8,085	8,066

(In thousands)
June 30,	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data
Working capital	$17,627	$16,987	$18,291	$17,269	$14,644
Total assets	32,931	33,234	52,258	51,318	49,330
Stockholders' equity	26,819	26,685	43,339	42,485	40,660

(1)	See Note 5 to the June 30, 2010 Consolidated Financial Statements for further discussion of the Company's effective tax rate.
(2)	See Note 13 to the June 30, 2010 Consolidated Financial Statements for further discussion.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company manufactures and markets respiratory products, including respiratory care products, medical gas equipment and emergency medical products.  Set forth below is certain information with respect to amounts and percentages of net sales attributable to respiratory care products, medical gas equipment and emergency medical products for the fiscal years ended June 30, 2010, 2009, and 2008.

Year ended June 30,	Dollars in thousands
	2010
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$11,921	25.9%
Medical gas equipment	23,762	51.6%
Emergency medical products	10,351	22.5%
Total	$46,034	100.0%

	Dollars in thousands
Year ended June 30,	2009
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$12,303	23.6%
Medical gas equipment	29,656	57.0%
Emergency medical products	10,114	19.4%
Total	$52,073	100.0%

	Dollars in thousands
Year ended June 30,	2008
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$14,248	25.3%
Medical gas equipment	30,744	54.5%
Emergency medical products	11,372	20.2%
Total	$56,364	100.0%

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by the various income and expense categories reflected in the Company’s consolidated statement of operations.

Year ended June 30,	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of sales	75.9	77.3	76.3
Gross profit	24.1	22.7	23.7

Selling, general and administrative expenses	25.8	25.0	21.4
Impairment of goodwill	—	30.7	—
Income (loss) from operations	(1.7)	(33.1)	2.3
Interest income	0.0	0.1	0.2
Other, net	0.2	0.1	0.1
Income (loss) before provision for (benefit from) income taxes	(1.9)	(33.1)	2.4
Provision for (benefit from) income taxes	(0.6)	(0.9)	0.8
Net income (loss)	(1.3)%	(32.2)%	1.6%

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

Revenue recognition:

Revenue is recognized for all sales, including sales to agents and distributors, at the time products are shipped and title has transferred, provided that a purchase order has been received or a contract executed, there are not uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is reasonably assured.  Sales discounts, returns and allowances are included in net sales, and the provision for doubtful accounts is included in selling, general and administrative expenses.  Net sales do not include sales tax.  Additionally, it is the Company’s practice to include revenues generated from freight billed to customers in net sales with corresponding freight expense included in cost of sales in the consolidated statement of operations.

The sales price is fixed by the Company’s acceptance of the buyer’s firm purchase order. The sales price is not contingent, or subject to additional discounts.  The Company’s standard shipment terms are “F.O.B. shipping point” as stated in the Company’s Terms and Conditions of Sale.  The customer is responsible for obtaining insurance for and bears the risk of loss for product in-transit.  Additionally, sales to customers do not include the right to return merchandise without the prior consent of the Company.  In those cases where returns are accepted, product must be current and restocking fees must be paid by the respective customer.  A provision has been made for estimated sales returns and allowances.  These estimates are based on historical analysis of credit memo data and returns.

The Company does not provide installation services for its products.  Most products shipped are ready for immediate use by the customer.  The Company’s in-wall medical system components, central station pumps and compressors, and headwalls do require installation by the customer.  These products are typically purchased by a third-party contractor who is ultimately responsible for installation services.  Accordingly, the customer purchase order or contract does not require customer acceptance of the installation prior to completion of the sale transaction and revenue recognition.   The Company’s standard payment terms are net 30 days from the date of shipment, and payment is specifically not subject to customer inspection or acceptance, as stated in the Company’s Terms and Conditions of Sale.  The buyer becomes obligated to pay the Company at the time of shipment.  The Company requires credit applications from its customers and performs credit reviews to determine the creditworthiness of new customers.  The Company requires letters of credit, where warranted, for international transactions.  The Company also protects its legal rights under mechanics lien laws when selling to contractors.

The Company does offer limited warranties on its products.  The standard warranty period is one year.  The Company’s cost of providing warranty service for its products for the years ended June 30, 2010, June 30, 2009, and June 30, 2008 was $135,032, $166,651, and $62,954, respectively.  The related liability for warranty service amounted to $95,547 and $104,157 at June 30, 2010 and 2009, respectively.

Inventory reserve for obsolete and excess inventory:

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand.  This analysis considers those identified inventory items to determine, in management’s best estimate, if parts can be used beyond one year, if there are alternate uses or at what values such parts may be disposed for.  At June 30, 2010 and 2009, inventory is recorded net of a reserve for obsolete and excess inventory of $1.5 million and $1.3 million, respectively.

Income taxes:

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.”  Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Accounts receivable net of allowances:

Accounts receivable are recorded net of an allowance for doubtful accounts, which is determined based on an analysis of past due accounts including accounts placed with collection agencies, and an allowance for returns and credits, which is based on historical analysis of credit memo data and returns.  At June 30, 2010 and 2009, accounts receivable is recorded net of allowances of $0.3 million.

Goodwill:

As a result of our 2009 annual impairment review, we concluded that the carrying value of our goodwill was impaired.  As a result, our fourth quarter and full year 2009 financial results included an aggregate non-cash pretax impairment charge of approximately $16.0 million.  The impairment charge was the result of the annual assessment for impairment and reflected factors impacted by market conditions and the completion of our annual budget process.  This non-cash charge had no effect on our cash balances or cash flows.

Valuation of Long-Lived Assets:

The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable.  This assessment is based on management’s expectations and judgments regarding future business and economic conditions, future market values and disposal costs.  Actual results and events could differ significantly from management’s estimates.  Based upon our most recent analysis, we believe that no impairment exists at June 30, 2010.  There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

Self-insurance:

The Company maintains a self-insurance program for a portion of its health care costs.  Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported.  As of June 30, 2010 and 2009, the Company had $300,000 and $395,000, respectively, of accrued liabilities related to health care claims.  In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

Share Based Compensation:

We calculate share based compensation using the Black-Sholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility.  For the twelve-month periods ended June 30, 2010, 2009, and 2008, we recorded $648,000, $27,000 and $77,000, respectively, in share-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated income statements.

Significant Factors Affecting Past and Future Operating Results

On August 27, 2004, the Company entered into an agreement with Abbott Laboratories (“Abbott”) pursuant to which Allied agreed to cease production of its product Baralyme®, and to effect the withdrawal of Baralyme® product held by distributors. The agreement permits Allied to pursue the development of a new carbon dioxide absorbent product.  Baralyme®, a carbon dioxide absorbent product, has been used safely and effectively in connection with inhalation anesthetics since its introduction in the 1920s.  In recent years, the number of inhalation anesthetics has increased, giving rise to concerns regarding the use of Baralyme® in conjunction with these newer inhalation anesthetics if Baralyme® has been allowed, contrary to recommended practice, to become desiccated. The agreement also provides that, for a period of eight years, Allied will not manufacture, distribute, promote, market, sell, commercialize or donate any Baralyme® product or similar product based upon potassium hydroxide and will not develop or license any new carbon dioxide absorbent product containing potassium hydroxide.

In consideration of the foregoing, Abbott agreed to pay Allied an aggregate of $5,250,000 of which $1,530,000 was paid on September 30, 2004 and the remainder payable in four equal annual installments of $930,000 due on July 1, 2005 through July 1, 2008.  The last installment due on July 1, 2008 was received by Allied on June 19, 2008.

The payments received from Abbott are being recognized into income, as net sales, over the eight-year term of the agreement.  Allied has no further obligations under this agreement which would require the Company to repay these amounts or otherwise impact this accounting treatment.  During the year ended June 30, 2010, $688,200 was recognized into income as net sales.

A reconciliation of deferred revenue resulting from the agreement with Abbott, with the amounts received under the agreement, and amounts recognized as net sales for fiscal years 2010 and 2009 is as follows:

	Twelve Months ended
	June 30,
	2010	2009

Beginning balance	$2,179,300	$2,867,500

Revenue recognized as net sales	(688,200)	(688,200)

	1,491,100	2,179,300
Less - Current portion of deferred revenue	(688,200)	(688,200)
	$802,900	$1,491,100

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

Fiscal 2010 Compared to Fiscal 2009

The Company had a loss of $0.9 million before taxes for fiscal 2010, compared to a loss of $17.2 million before taxes for fiscal 2009.  The Company recorded an income tax benefit of $0.3 million in fiscal 2010, compared to an income tax benefit of $0.4 million in fiscal 2009.  The 2009 tax benefit was not affected due to the non-deductibility of the goodwill impairment charge for federal income tax purposes.

 For further discussion of the Company’s income tax calculation please refer to Note 5 of the “Notes to Consolidated Financial Statements” section included in this Form 10-K.

Financial results for fiscal 2009 were adversely impacted by the write down of $16.0 million in goodwill.  The write down resulted from the required annual impairment review of goodwill at June 30, 2009, which took into consideration the declining economic environment and declining profitability.  For further discussion of the Company’s goodwill impairment calculation please refer to Note 13 of the “Notes to Consolidated Financial Statements” section included in this Form 10-K.

Net sales for fiscal 2010 of $46.0 million were $6.1 million or 11.7% less than net sales of $52.1 million in fiscal 2009.  Domestically, sales decreased by $4.6 million dollars.  Internationally, sales decreased by $1.5 million.  International business is dependent upon hospital construction projects, and the development of medical facilities in those regions in which the Company operates.  Domestic sales for fiscal 2010 include approximately $0.7 million for the recognition into sales of payments resulting from the agreement with Abbott Laboratories, as discussed below.  For 2009, domestic sales included approximately $0.8 million for the recognition into sales of payments resulting from the agreement with Abbott Laboratories.

The Company continues to believe that the decrease in net sales for the year is primarily the result of the worldwide recession.  By and large, the Company’s products are considered durable goods.  The Company believes that the purchase of equipment and durable goods and the purchase of equipment by hospitals and municipalities have been cut radically as a short term measure to meet budgets and conserve cash.  Orders for the Company’s products for the year ended June 30, 2010 of $44.9 million were $4.6 million or 9.3% lower than orders for the year ended June 30, 2009 of $49.5 million. Customer purchase order releases for the year ended June 30, 2010 of $44.0 million were $5.6 million or 11.3% lower than customer purchase order releases of $49.6 million from the prior fiscal year.

As in 2009, sales for the year ended June 30, 2010 included $0.7 million for the recognition into sales of payments resulting from the agreement with Abbott Laboratories to cease production and distribution of Baralyme®.

 Sales for the year ended June 30, 2009 also included recognition as sales of $0.1 million in reimbursement by Abbott Laboratories in product development cost to pursue development of new carbon dioxide absorption product as a result of the agreement to cease production and distribution of Baralyme®.  In total, domestic sales for 2009 included approximately $0.8 million for recognition into sales of payments resulting from the agreement with Abbott Laboratories.

Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®.  For the year ended June 30, 2010 the Company had carbon dioxide absorbent sales of Carbolime® of $1.7 million dollars, compared with $1.8 million for the year ended June 30, 2009.  Allied has recently introduced a new premium carbon dioxide absorbent, Litholyme®, with a new formulation.   There were no sales of Litholyme® for the year ended June 30th, 2010.

Respiratory care products sales in fiscal 2010 of $11.9 million were $0.4 million, or 3.3% lower than sales of $12.3 million in the prior year. Included in the sales for respiratory care products is an approximately $0.1 million decrease in the amount recognized resulting from the agreement to cease the production and distribution of Baralyme®. The amount recognized as sales decreased to approximately $0.7 million or $0.1 million less than in the prior year.  Respiratory care products also include the Company’s efforts in the homecare market. The Company continues to develop systems and personnel to improve our sales and marketing efforts and continues to emphasize measures to reduce cost.

Medical gas equipment sales, which include construction products, of $23.8 million in fiscal 2010 were $5.9 million, or 19.9% lower than prior year levels of $29.7 million.  Internationally, sales of medical gas equipment in fiscal 2010 were $1.6 million less than in the prior year.  The remainder of the decrease in sales, of $4.3 million, took place in the domestic market.  The Company does not believe this decrease in sales represents a loss of market share, but a result of  lower total demand and  full-year impact of the recession.

Emergency medical product sales in fiscal 2010 of $10.4 million were $0.3 million or 3.0% higher than fiscal 2009 sales of $10.1 million.  International sales of Emergency medical products increased by $0.1 million from the prior year while domestic sales increased by $0.2 million. Also, orders for the Company’s Emergency Products were $0.3 million higher than the prior year.  The Company believes that demand for these products, which are largely consumed by local agencies, continues to be impacted by economic conditions as states and municipalities continued to struggle with decreased tax revenues.

International sales, which are included in the product lines discussed above, decreased $1.5 million, or 14.9%, to $8.6 million in fiscal 2010 compared to sales of $10.1 million in fiscal 2009.  As discussed above, the Company’s international shipments are dependent on hospital construction projects and the expansion of medical care in those regions.  In fiscal 2010, international shipments of medical gas equipment, including construction products, decreased by $1.6 million dollars. This decrease was partially offset by an increase of $66,000 in the sale of emergency care products and by a $116,000 increase in the sale of respiratory care products.   The Company believes sales declines are the result of the current recession worldwide.

Gross profit in fiscal 2010 was $11.1 million, or 24.1% of sales, compared to a gross profit of $11.8 million, or 22.6% of sales in fiscal 2009.  Lower production levels result in less effective utilization of the Company’s manufacturing capacity and the fixed expenses associated with that capacity.  However, this impact was more than offset by initiatives to lower the cost of production through process change and lower cost acquisition of certain purchased components and finished goods.  The Company continues to review the cost of production and seek opportunities to lower those costs.

The Company invested $0.3 million in capital expenditures in fiscal 2010, $1.5 million in fiscal 2009, and $1.1 million in fiscal 2008 for manufacturing equipment and computer systems, which continue to decrease production costs and improve efficiencies for several product lines.  The Company continues to control cost and actively pursue methods to reduce its costs through automation.

Selling, General, and Administrative (“SG&A”) expenses for fiscal 2010 were $11.9 million, compared to SG&A expenses of $13.0 million in fiscal 2009.  Stock option expense increased approximately $0.6 million due to the grant of immediately vested stock options to the Company’s President and CEO.  The Company reduced expenses in almost all other areas of SG&A, including compensation, professional services and recruiting expenses.  Due to the low level of sales for fiscal 2010, sales commissions decreased $0.3 million.  Additionally, selling expenses for business travel decreased approximately $235,000, expenses for trade shows decreased approximately $134,000, expenses for supplies decreased approximately $60,000 and vehicle expenses decreased approximately $40,000.

Interest income in fiscal 2010 was $10,000 compared to interest income of $60,000 in fiscal 2009 due to lower average cash balances and lower interest rates.

Net loss in fiscal 2010 was $0.6 million or $0.07 per basic and diluted earnings per share, down from a net loss of $16.8 million, or $2.12 per basic and diluted earnings per share in fiscal 2009.  In 2010, the weighted number of shares used in the calculation of basic and diluted earnings per share was 8,066,740.  In 2009, the weighted number of shares used in the calculation of basic earnings per share was 7,898,782.

Fiscal 2009 Compared to Fiscal 2008

The Company had a loss of $17.2 million before taxes for fiscal 2009, compared to income of $1.3 million before taxes for fiscal 2008.  The Company recorded an income tax benefit of $0.4 million in fiscal 2009, compared to an income tax provision of $0.4 million in fiscal 2008.  The 2009 tax benefit was not affected due to the non-deductibility of the goodwill impairment charge for federal income tax purposes.

For further discussion of the Company’s income tax calculation please refer to Note 5 of the “Notes to Consolidated Financial Statements” section included in this Form 10-K.

Financial results for fiscal 2009 were adversely impacted by the write down of $16.0 million in goodwill.  The write down resulted from the required annual impairment review of its goodwill at June 30, 2009, which took into consideration the declining economic environment and declining profitability.  For further discussion of the Company’s goodwill impairment calculation please refer to the “Critical Accounting Polices – Goodwill” section above.

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

Respiratory care products sales in fiscal 2009 of $12.3 million were $1.9 million, or 13.4% lower than sales of $14.2 million in the prior year. Included in the sales for respiratory care products is an approximately $1.0 million decrease in the amount recognized resulting from the agreement to cease the production and distribution of Baralyme®. The amount recognized as sales decreased to approximately $0.7 million or $1.0 million less than in the prior year.  Respiratory care products also include the Company’s efforts in the homecare market. The Company continues to develop systems and personnel to improve our sales and marketing efforts, has increased inventory levels and continues to emphasize measures to reduce cost.

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

SG&A expenses for fiscal 2009 were $13.0 million, compared to SG&A expenses of $12.1 million in fiscal 2008.  Salaries and benefits increased by $0.8 million from the prior year primarily due to open employee positions in the prior fiscal year and normal increases in the cost of fringe benefits.  There have not been changes in staffing levels over the prior year.  Also, outside services increased approximately $0.1 million primarily for the testing of the Company’s new EPV100 and MCV ventilators designed to meet the needs of the mass casualty and pandemic markets.  Additionally, legal expenses increased by approximately $0.1 million, as a result of product liability claims.  Selling, general and administrative expenses also include approximately $0.2 million in product development cost for the new carbon dioxide absorption product being developed.  In the prior year all development cost for this product were reimbursed.  These increases have been partially offset by a $0.1 million decrease in recruiting expenses and a $0.1 million decrease in auditing and accounting professional fees from the prior year as a result of the IRS examination of the Company’s U.S. income tax returns for the fiscal years ended June 30, 2005 and 2006, which occurred during fiscal year 2008.

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

Financial Condition, Liquidity and Capital Resources

The following table sets forth selected information concerning Allied's financial condition at June 30:

Dollars in thousands	2010	2009	2008
Cash & cash equivalents	$5,263	$1,943	$6,149
Working Capital	$17,627	$16,987	$18,291
Total Debt	$-	$-	$-
Current Ratio	4.32:1	4.36:1	3.71:1

The Company’s working capital was $17.6 million at June 30, 2010 compared to $17.0 million at June 30, 2009.  Cash increased $3.3 million and accrued liabilities decreased by $0.1 million.  During fiscal 2010, these increases in working capital were offset by a $0.3 million increase in accounts payable and a decrease of $1.5 million in inventories.  Also, income tax receivable decreased $0.1 million and other current assets decreased $0.1 million.  Accounts receivable decreased to $5.4 million at June 30, 2010, down $0.8 million from $6.2 million at June 30, 2009.  Accounts receivable as measured in days sales outstanding (“DSO”) decreased to 40 DSO, down from 43 DSO in the prior year.

The net increase in cash for the fiscal year ended June 30, 2010 was $3.3 million.  The net decrease in cash for the fiscal year ended June 30, 2009 was $4.2 million.  Net cash provided by operating activities was $3.5 million for fiscal 2010 compared to net cash used in operating activities of $2.7 for fiscal 2009.  The increase in cash flows from operations in fiscal 2010 is due primarily to decreases in inventory.  The decrease in inventory is due to the decrease in sales, as the lower level of sales can be supported with less inventory.

Cash flows used in operating activities for the fiscal year ended June 30, 2009 consisted of a net loss of $16.8 million, supplemented by $1.3 million in non-cash charges to operations for amortization and depreciation.  The net loss was also offset by a $16.0 million non-cash charge to operations for the impairment of goodwill.  Cash was used to make capital expenditures of $1.5 million.

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

On November 17, 2009, in order to obtain replacement financing, the Company entered into a Loan and Security Agreement by and between Enterprise Bank & Trust and the Company (the “New Credit Agreement”) pursuant to which the Company obtained a secured revolving credit facility with borrowing availability of up to $7,500,000 (the “New Credit Facility”). The Company’s obligations under the New Credit Facility are secured by certain assets of the Company, including all inventories and accounts receivable of the Company. The Company also paid a closing fee of $20,000 in order to obtain the New Credit Facility.

The New Credit Facility will be available on a revolving basis until it expires on November 15, 2010, at which time any amounts outstanding under the New Credit Facility will be due and payable. Advances under the New Credit Facility will be made pursuant to a Revolving Credit Note (the “Promissory Note”) executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to .50% in excess of Enterprise Bank & Trust’s prime-rate based interest rate for commercial loans, subject to a minimum annual interest rate of 4.50%.  Advances may be prepaid in whole or in part without premium or penalty.

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

At June 30, 2010 the Company had not drawn any amounts under the New Credit Agreement and had no other indebtedness, including capital lease obligations, short-term debt or long-term debt.

The following table summarizes the Company’s contractual obligations at June 30, 2010:

Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Long-Term Debt	-	-	-	-	-

Capital Lease Obligations	-	-	-	-	-

Operating Leases	$565,386	$193,779	$273,807	$97,800	-
Unconditional Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations	-	-	-	-	-
Total Contractual Cash Obligations	$565,386	$193,779	$273,807	$97,800	$-

Capital expenditures were $0.3 million, $1.5 million and $1.1 million in fiscal 2010, 2009, and 2008, respectively. The Company believes that cash flows from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures of $0.8 million in 2011.

Cash flows from operations may be negatively impacted by decreases in sales, market conditions, and adverse changes in working capital.  In the event that economic conditions were to severely worsen for a protracted period of time, we believe that we will be able to negotiate an amendment and waiver to our existing credit facility or procure a replacement credit facility, and our borrowing capacity under those arrangements will provide sufficient financial flexibility.  The Company would have options available to ensure liquidity in addition to increased borrowing.  Capital expenditures, which are budgeted at $0.8 million for the fiscal year ended June 30, 2011, could be postponed.  At June 30, 2010, the Company had no bank debt.

The Company’s credit facility will be available until it expires on November 15, 2010.  Based on discussions with the Bank, the Company believes it will be able to negotiate an amendment with the Bank extending the term of the credit facility.

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

Dollars in thousands, except per share data

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Three months ended,	2010	2010	2009	2009	2009	2009	2008	2008
Net sales	$11,668	$11,627	$11,415	$11,324	$12,711	$12,390	$12,531	$14,441

Gross profit	2,896	2,846	2,945	2,403	3,115	2,474	2,710	3,501

Income (loss) from operations	222	140	45	(1,189)	(16,124)	(724)	(691)	317

Net income (loss)	86	38	22	(745)	(16,084)	(450)	(436)	208

Basic earnings (loss) per share	0.01	-	-	(0.09)	(2.04)	(0.06)	(0.06)	0.03

Diluted earnings (loss) per share	0.01	-	-	(0.09)	(2.04)	(0.06)	(0.06)	0.03

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

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Item 8, Note 2 “Summary of Significant Accounting Policies” for a discussion of recent accounting pronouncements and their impact on our consolidated financial statements, if any.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2010, the Company did not have any debt outstanding.  The revolving credit facility bears an interest rate using the commercial bank’s “floating reference rate” or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at June 30, 2010.  Allied Healthcare Products has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 8.  Financial Statements and Supplementary Data

The following described consolidated financial statements of Allied Healthcare Products, Inc. are included in response to this item:

Report of Independent Registered Public Accounting Firm.

Consolidated Statement of Operations for the fiscal years ended June 30, 2010, 2009 and 2008.

Consolidated Balance Sheet for the fiscal years ended June 30, 2010 and 2009.

Consolidated Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2010, 2009 and 2008.

Consolidated Statement of Cash Flows for the fiscal years ended June 30, 2010, 2009 and 2008.

Notes to Consolidated Financial Statements.

Schedule of Valuation and Qualifying Accounts and Reserves for the years ended June 30, 2010, 2009 and 2008.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Allied Healthcare Products, Inc.

We have audited the accompanying consolidated balance sheet of Allied Healthcare Products, Inc. and subsidiaries (collectively, the Company) as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2010.  In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule of valuation and qualifying accounts and reserves for the years ended June 30, 2010, 2009 and 2008.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Healthcare Products, Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ RubinBrown LLP
St. Louis, Missouri
September 23, 2010

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

Year ended June 30,	2010	2009	2008

Net sales	$46,034,248	$52,072,676	$56,364,111
Cost of sales	34,944,714	40,273,089	43,006,007
Gross profit	11,089,534	11,799,587	13,358,104

Selling, general and administrative expenses	11,871,758	13,041,564	12,084,971
Impairment of goodwill	-	15,979,830	-
Income (loss) from operations	(782,224)	(17,221,807)	1,273,133

Other (income) expenses:
Interest expense	4,269	-	20,150
Interest income	(10,168)	(60,277)	(138,269)
Other, net	117,189	50,062	60,005
	111,290	(10,215)	(58,114)

Income (loss) before provision for (benefit from) income taxes	(893,514)	(17,211,592)	1,331,247
Provision for (benefit from) income taxes	(293,941)	(449,779)	448,748
Net income (loss)	$(599,573)	$(16,761,813)	$882,499

Basic income (loss) per share:	$(0.07)	$(2.12)	$0.11
Diluted income (loss) per share:	$(0.07)	$(2.12)	$0.11
Weighted average shares outstanding – Basic	8,066,740	7,898,782	7,883,659
Weighted average shares outstanding – Diluted	8,066,740	7,898,782	8,119,776

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET

	June 30, 2010	June 30, 2009

ASSETS

Current assets:
Cash and cash equivalents	$5,263,324	$1,943,364
Accounts receivable, net of allowances of $300,000	5,418,253	6,172,437
Inventories, net	11,155,456	12,663,938
Income tax receivable	877,665	937,273
Other current assets	221,840	327,203
Total current assets	22,936,538	22,044,215

Property, plant and equipment, net	9,661,395	10,799,089
Other assets, net	333,084	390,627
Total assets	$32,931,017	$33,233,931

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,950,446	$1,633,568
Other accrued liabilities	2,241,259	2,316,558
Deferred income taxes	429,699	419,213
Deferred revenue	688,200	688,200
Total current liabilities	5,309,604	5,057,539

Deferred revenue	802,900	1,491,100

Commitments and contingencies (Notes 4 and 9)

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,396,878 and 10,204,819 shares issued at June 30, 2010 and June 30, 2009, respectively; 8,093,386 and 7,901,327 shares outstanding at June 30, 2010 and June 30, 2009, respectively	103,969	102,048
Additional paid-in capital	48,362,922	47,632,049
Accumulated deficit	(916,950)	(317,377)
Less: treasury stock, at cost; 2,303,492 shares at
June 30, 2010 and 2009	(20,731,428)	(20,731,428)
Total stockholders' equity	26,818,513	26,685,292
Total liabilities and stockholders' equity	$32,931,017	$33,233,931

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

		Additional
	Common	Paid-in	Retained	Treasury
	Stock	Capital	Earnings (Deficit)	Stock	Total
Balance, July 1, 2007	$101,871	$47,441,163	$15,673,080	$(20,731,428)	$42,484,686

Issuance of common stock	15	6,098	-	-	6,113

Stock based compensation	-	76,823	-	-	76,823

Cumulative effect of adoption of ASC 740, Accounting for Uncertainty in Income Taxes	-	-	(111,143)	-	(111,143)

Net income for the year ended June 30, 2008	-	-	882,499	-	882,499
Balance, June 30, 2008	101,886	47,524,084	16,444,436	(20,731,428)	43,338,978

Issuance of common stock	162	80,931	-	-	81,093

Stock based compensation	-	27,034	-	-	27,034

Net loss for the year ended June 30, 2009	-	-	(16,761,813)	-	(16,761,813)
Balance, June 30, 2009	102,048	47,632,049	(317,377)	(20,731,428)	26,685,292

Issuance of common stock	1,921	82,947	-	-	84,868

Stock based compensation	-	647,926	-	-	647,926

Net loss for the year ended June 30, 2010	-	-	(599,573)	-	(599,573)
Balance, June 30, 2010	$103,969	$48,362,922	$(916,950)	$(20,731,428)	$26,818,513

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended June 30,	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$(599,573)	$(16,761,813)	$882,499
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,364,923	1,291,777	1,229,753
Impairment of goodwill	-	15,979,830	-
Stock based compensation	647,926	27,034	76,823
Provision for doubtful accounts and sales returns and allowances	1,655	548	(212,278)
Deferred tax provision (benefit)	55,788	219,432	(389,052)
Loss on disposition of equipment	67,848	8,463	42,915

Changes in operating assets and liabilities:
Accounts receivable	752,529	268,698	1,030,061
Inventories	1,508,482	(617,488)	953,022
Income tax receivable	59,608	(937,273)	-
Other current assets	105,363	67,772	(119,721)
Accounts payable	316,878	(957,236)	(449,509)
Deferred revenue	(688,200)	(688,200)	465,000
Other accrued liabilities	(75,302)	(643,776)	164,966
Net cash provided by (used in) operating activities	3,517,925	(2,742,232)	3,674,479

Cash flows from investing activities:
Capital expenditures	(337,463)	(1,544,512)	(1,135,447)
Proceeds from disposal of property, plant and equipment	54,630	-	-
Purchase of intangible asset	-	-	(35,000)
Net cash used in investing activities	(282,833)	(1,544,512)	(1,170,447)

Cash flows from financing activities:
Stock options exercised	3,469	81,093	3,438
Minimum tax withholdings on stock options exercised	(406,110)	-	-
Excess tax benefit from exercise of stock options	487,509	-	2,675
Net cash provided by financing activities	84,868	81,093	6,113

Net increase (decrease) in cash and cash equivalents	3,319,960	(4,205,651)	2,510,145
Cash and cash equivalents at beginning of year	1,943,364	6,149,015	3,638,870
Cash and cash equivalents at end of year	$5,263,324	$1,943,364	$6,149,015

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,269	$-	$8,934
Income taxes	$31,039	$658,512	$616,382

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

Allied does offer limited warranties on its products.  The standard warranty period is one year.  The Company’s cost of providing warranty service for its products for the years ended June 30, 2010, June 30, 2009, and June 30, 2008 was $135,032, $166,651, and $62,954, respectively.  The related liability for warranty service amounted to $95,547 and $104,157 at June 30, 2010 and 2009, respectively.

Marketing and Advertising Costs

Promotional and advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Statements of Consolidated Operations.

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

Accounts receivable and concentrations of credit risk

Accounts receivable are recorded at the invoiced amount.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral.  The Company maintains reserves for potential credit losses based on past experience and an analysis of current amounts due, and historically such losses have been within management's expectations.  The Company’s customers can be grouped into three main categories: medical equipment distributors, construction contractors and health care institutions.  At June 30, 2010 the Company believes that it has no significant concentration of credit risk.

Inventories

Inventories are stated at the lower of cost, determined using the last-in, first-out (“LIFO”) method, or market.  If the first-in, first-out method (which approximates replacement cost) had been used in determining cost, inventories would have been $2,396,583 and $2,222,825 higher at June 30, 2010 and 2009, respectively. Changes in the LIFO reserve are included in cost of sales.  Cost of sales was reduced by $0, $0 and $10,373 in fiscal 2010, 2009, and 2008 respectively, as a result of LIFO liquidations.  Costs in inventory include raw materials, direct labor and manufacturing overhead.

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand.  The reserve for obsolete and excess inventory was $1,476,490 and $1,347,648 at June 30, 2010 and 2009, respectively.

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

Goodwill

As a result of our 2009 annual impairment review, we concluded that the carrying value of our goodwill was impaired.  As a result, our fourth quarter and full year 2009 financial results included an aggregate non-cash pretax impairment charge of approximately $16.0 million.  The impairment charge was the result of the annual assessment for impairment and reflected factors impacted by market conditions and the completion of our annual budget process.  This non-cash charge had no effect on our cash balances or cash flows.

Impairment of long-lived assets

The Company evaluates impairment of long-lived assets under the provisions of ASC Topic 360: “Property, Plant and Equipment.”  ASC 360 provides a single accounting model for long-lived assets to be disposed of and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Under ASC 360, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss will be recognized.  No impairment losses of long-lived assets or identifiable intangibles were recorded by the Company for fiscal years ended June 30, 2010, 2009, and 2008.

Self-insurance

The Company maintains a self-insurance program for a portion of its health care costs.  Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported.  As of June 30, 2010 and 2009, the Company had $300,000 and $395,000 respectively, of accrued liabilities related to health care claims.  In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

Fair value of financial instruments

The Company’s financial instruments consist of cash, accounts receivable and accounts payable. The carrying amounts for cash, accounts receivable and accounts payable approximate their fair value due to the short maturity of these instruments.

Income taxes

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.”  Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

          The Company recognizes tax liabilities when, despite the Company’s belief that its tax return positions are supportable, the Company believes that certain positions may not be fully sustained upon review by tax authorities.  Benefits from tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.  To the extent the Company deems it necessary to record a liability for its tax positions, the current portion of the liability is included in income taxes payable and the noncurrent portion is included in other liabilities in consolidated balance sheet.  If upon the final tax outcome of these matters the ultimate liability is different than the amounts recorded, such differences are reflected in income tax expense in the period in which such determination is made.  The Company’s federal tax returns for the fiscal years after 2007 remain subject to examination.  The various states in which the Company is subject to income tax are generally open for the fiscal years 2007 and after.

         The Company classifies interest expenses on taxes payable as interest expense. Penalties are classified as a component of other expenses.

Research and development costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses.  Research and development expenses for the years ended June 30, 2010, 2009 and 2008 were $858,509, $917,506, and $799,925, respectively.

Earnings per share

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share are based on the sum of the weighted averaged number of shares of common stock and common stock equivalents outstanding during the year.  The weighted average number of basic shares outstanding for the years ended June 30, 2010, 2009 and 2008 was 8,066,740, 7,898,782 and 7,883,659 shares, respectively. The weighted average number of diluted shares outstanding for the years ended June 30, 2010, 2009 and 2008 was 8,066,740, 7,898,782 and 8,119,776 shares, respectively. The dilutive effect of the Company's employee and director stock option plans are determined by use of the treasury stock method.  Potential common shares not included in the calculation of net loss per share, as their effect would be anti-dilutive, are 57,193 and 273,596 for the years ended June 30, 2010 and 2009, respectively.

Employee stock-based compensation

On July 1, 2005 the company adopted the provisions of ASC Topic 718: “Compensation – Stock Compensation,” using the modified prospective transition method which does not require prior periods to be restated.  ASC 718 sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of the stock options and other equity-based compensation.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The following table summarizes the weighted average assumptions utilized in the Black-Scholes option pricing model for options granted during the fiscal years ended June 30, 2010, 2009 and 2008.

	2010	2009	2008

Weighted-average fair value	$1.91	$1.72	$3.00
Weighted-average volatility	59%	40%	40%
Weighted-average expected life (in years)	3.0	6.0	6.0
Weighted-average risk-free interest rate	1.60%	2.75%	3.91%
Dividend yield	0%	0%	0%

Expected volatility is based on the historical volatility of the Company’s common stock to estimate future volatility.  The risk-free rates are taken from rates as published by the Federal Reserve and represent the yields on actively traded treasury securities for terms equal or approximately equal to the expected terms of the options.  The expected term is calculated using the SEC Staff Accounting Bulletin 107 (ASC 718-10-S99) simplified method.  The dividend yield is zero based on the fact that the Company has no intention of paying dividends in the near term.

Share-based compensation expense included in the statement of operations for the fiscal years ended June 30, 2010, 2009 and 2008 was approximately $648,000, $27,000 and $77,000 respectively.  Unrecognized shared-based compensation cost related to unvested stock options as of June 30, 2010 amounts to approximately $13,000.  The cost is expected to be recognized over the next two fiscal years.

The Company recognized income tax benefits for share-based compensation arrangements of approximately $259,000, $11,000 and $31,000 for the years ended June 30, 2010, 2009 and 2008, respectively.

The following table summarizes stock option exercises for the fiscal years ended June 30, 2010, 2009 and 2008.

	2010	2009	2008

Stock options exercised	543,500	16,250	1,500
Total intrinsic value of stock options exercised	$1,218,771	$25,281	$6,688
Cash received from stock option exercises	$3,469	$81,100	$3,438
Tax benefit from stock options exercised	$487,509	$10,113	$2,675

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance titled, “The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” The guidance provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”). The Codification did not change U.S. GAAP but reorganizes the accounting literature and was effective for the Company’s interim and annual periods ending after September 15, 2009. Adoption did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued guidance titled “Fair Value Measurements” (ASC Topic 820), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures required relative to fair value measurements. The Company adopted the provisions of ASC Topic 820 on July 1, 2009.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued guidance titled “Business Combinations” (ASC Topic 805), which provides guidance on the accounting and reporting for business combinations. The guidance is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on July 1, 2009. Adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance titled “Improving Disclosures about Fair Value Measurement” (Accounting Standards Update 2010-06), which requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. This guidance is effective for reporting periods ending after June 15, 2009. The Company adopted this guidance effective July 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2009, the FASB guidance titled “Consolidation” (ASC Topic 810), which amends previous guidance to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. An ongoing reassessment of financial responsibility is required, including interests in entities formed prior to the effective date of this guidance. This guidance also eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary. It is effective for fiscal years beginning after November 15, 2009. This guidance will be adopted on July 1, 2010, and the Company does not expect this guidance will have a material impact on its consolidated financial statements.

In October 2009, the FASB issued guidance titled “Revenue Recognition – Multiple Deliverable Revenue Arrangements” (Accounting Standards Update 2009-13), which requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This guidance will be adopted on July 1, 2010, and the Company does not expect this guidance will have a material impact on its consolidated financial statements.

3.            Financing

Effective as of November 13, 2009, the Company terminated its revolving credit facility arrangement with Bank of America, N.A., as successor to LaSalle Bank National Association (the “Old Credit Agreement”). The Old Credit Agreement provided for borrowings of up to $10,000,000 and was available through September 1, 2010. No loans were outstanding under the Old Credit Agreement as of November 13, 2009.

On November 17, 2009, in order to obtain replacement financing, the Company entered into a Loan and Security Agreement by and between Enterprise Bank & Trust and the Company (the “New Credit Agreement”) pursuant to which the Company obtained a secured revolving credit facility with borrowing availability of up to $7,500,000 (the “New Credit Facility”). The Company’s obligations under the New Credit Facility are secured by certain assets, including all inventories and accounts receivable of the Company. The Company also paid a closing fee of $20,000 in order to obtain the New Credit Facility.

The New Credit Facility will be available on a revolving basis until it expires on November 15, 2010, at which time any amounts outstanding under the New Credit Facility will be due and payable. Advances under the New Credit Facility will be made pursuant to a Revolving Credit Note (the “Promissory Note”) executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to .50% in excess of Enterprise Bank & Trust’s prime-rate based interest rate for commercial loans, subject to a minimum annual interest rate of 4.50%.  Advances may be prepaid in whole or in part without premium or penalty.

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

The prime rate was 3.25% on June 30, 2010.

The Company was in compliance with all of the financial covenants associated with its credit facility at June 30, 2010.

At June 30, 2010 the Company had not drawn any amounts under the New Credit Facility and had no other indebtedness, including capital lease obligations, short-term debt and long-term debt.

4.            Lease Commitments

The Company leases certain of its equipment under non-cancelable operating lease agreements.  Minimum lease payments under operating leases at June 30, 2010 are as follows:

Fiscal Year	Operating
Leases

2011	$193,779
2012	154,588
2013	119,219
2014	97,800
Total minimum lease payments	$565,386

Rental expense incurred on operating leases in fiscal 2010, 2009, and 2008 totaled $275,446, $355,975 and $303,158 respectively.

5.   Income Taxes

The provision for (benefit from) income taxes consists of the following:

	2010	2009	2008
Current:
Federal	$(324,691)	$(586,836)	$720,838
State	(25,038)	(101,076)	116,962
Total current	(349,729)	(687,912)	837,800

Deferred:
Federal	108,702	203,778	(299,045)
State	(52,914)	34,355	(90,007)
Total deferred	55,788	238,133	(389,052)
	$(293,941)	$(449,779)	$448,748

 A reconciliation of income taxes, with the amounts computed at the statutory federal rate is as follows:

	2010	2009	2008

Computed tax at federal statutory rate	$(303,795)	$(5,851,941)	$452,624
State income taxes, net of federal tax benefit	(26,860)	(45,887)	17,791
Non deductible goodwill impairment	-	5,433,142	-
Tax exempt income	(492)	(17,963)	(37,419)
Non deductible expenses	26,544	24,870	22,783
Other, net	10,662	8,000	(7,031)
Total	$(293,941)	$(449,779)	$448,748

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of June 30, 2010 and 2009 are as follows:

	2010		2009
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities

Current:
Bad debts	$40,000	$—	$40,000	$—
Prepaid expenses	—	16,981	—	30,870
Deferred revenue	275,280	—	275,280	—
Accrued liabilities	367,896	—	423,496	—
Inventory	—	1,095,894	—	1,127,119
	683,176	1,112,875	738,776	1,157,989

Non Current:
Depreciation	—	471,117	—	412,008
State tax NOL	57,550	—	—	—
Intangible assets	—	7,296	4,309	—
Deferred revenue	321,160	—	596,440	—
Accrued pension liability	64,509	—	55,812	—
Stock options	328,167	—	68,997	—
Other	—	12,602	12,122	—
	771,386	491,015	737,680	412,008
Valuation Allowance	—	—	—	—
Total deferred taxes	$1,454,562	$1,603,890	$1,476,456	$1,569,997

The net long term deferred tax asset of $280,371 and $325,672 is included in other assets in the June 30, 2010 and 2009 consolidated balance sheet, respectively.  At June 30, 2010 there were $1.7 million dollars of net operating loss carryforwards which would expire in 2030, however, these net operating losses will be carried back on the Company’s federal and certain states to offset taxes previously paid for prior years.  In addition, the Company has state tax net operating losses of approximately $959,000 that expire in varying years up to 2029.

          In 2006, the FASB issued ASC Topic 740: “Income Taxes,” which clarifies the accounting for uncertainty in tax positions.  ASC 740 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The Company adopted the provisions of ASC 740 on July 1, 2007, the beginning of the Company’s fiscal year.  Upon the adoption of ASC 740 on July 1, 2007, the Company recognized a $286,549 increase in the liability for unrecognized tax benefits including interest and penalties.  The increase was accounted for as a reduction to the July 1, 2007 balance of retained earnings in the amount of $111,143 and an increase to deferred tax assets of $175,406.  The total liability for unrecognized tax benefits totaled $286,549 as of July 1, 2007.

          Changes in the unrecognized tax benefit during fiscal year 2008 were as follows:

Unrecognized Tax Benefit

Beginning balance – July 1, 2007	$286,549
Tax positions related to prior years:
Additions	120,708
Settlements	(407,257)
Tax positions related to current year:
Additions	—
Reductions	—
Lapses in statue of limitations	—
Ending balance – June 30, 2008	$—

          The addition of $120,708 and settlement of $407,257 for prior year tax positions relate to the IRS examination for fiscal years 2005 and 2006.  The examination was settled in fiscal 2008 and the Company paid additional federal taxes of $266,472 and interest of $53,132.  Amended state income tax returns for fiscal 2005 and 2006 were filed to report the IRS adjustments.  State taxes and interest expense related to the amended returns were estimated to be $64,334, and are included in current liabilities at June 30, 2008.  IRS adjustments resulted in an additional liability for unrecognized tax benefits of $120,708, and an increase to deferred tax assets of $133,878.

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

          The Company files a federal and multiple state income tax returns.  The Company’s federal and state income tax returns are open for fiscal years ending after June 30, 2007.

 Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at June 30, 2010 and June 30, 2009.

6.            Retirement Plan

The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code to certain eligible salaried employees.  Each employee may elect to enter a written salary deferral agreement under which a portion of such employee's pre-tax earnings may be contributed to the plan.

During the fiscal years ended June 30, 2010, 2009 and 2008, the Company made contributions of $252,858, $272,931, and $257,309, respectively.

7.    Stock Based Compensation

The Company has established a 1994 Employee Stock Option Plan, a 1999 Incentive Stock Plan, and a 2009 Incentive Stock Plan (collectively the “Employee Plans”).  The Employee Plans provide for the granting of options to the Company's executive officers and key employees to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 2,150,000 shares of common stock may be granted under the Employee Plans. Options generally become exercisable ratably over a four year period or one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the first or second anniversary of the date granted.  The right to exercise the options generally expires in ten years from the date of grant, or earlier if an option holder ceases to be employed by the Company.  On August 27, 2009, the Company granted a non-qualified stock option to acquire 320,000 shares of the Company’s Common Stock, at an exercise price of $4.25, to Mr. Refsland.  Mr. Refsland’s option was fully vested at the time of the grant and is exercisable over a period of six (6) years following the grant date.

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

A summary of stock option transactions in fiscal 2008, 2009 and 2010, respectively, pursuant to the Employee Plans and the Directors Plans is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

June 30, 2007	732,750	$2.72
Options Granted	6,000	$6.73
Options Exercised	(1,500)	$2.29
Options Forfeited or Expired	(21,500)	$7.35
June 30, 2008	715,750	$2.62	2.3	$3,172,070

June 30, 2008	715,750	$2.62
Options Granted	6,000	$4.05
Options Exercised	(16,250)	$4.99
Options Forfeited or Expired	(15,000)	$5.25
June 30, 2009	690,500	$2.52	1.2	$1,312,131

June 30, 2009	690,500	$2.52
Options Granted	326,000	$4.26
Options Exercised	(543,500)	$2.00
Options Forfeited or Expired	0	$0.00
June 30, 2010	473,000	$4.32	4.8	$18,140
Exercisable at June 30, 2010	454,500	$4.28	4.7	$18,140

The following table provides additional information for options outstanding and exercisable at June 30, 2010:

Options Outstanding

Range of Exercise Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
2.75 - 4.24	72,000	1.8 years	$3.43
4.25 - 4.25	320,000	5.2 years	$4.25
4.26 - 6.99	81,000	6.0 years	$5.36

$2.75 - 6.99	473,000	4.8 years	$4.32

Options Exercisable

Range of Exercise Prices	Number	Weighted Average Exercise Price

2.75 - 4.24	72,000	$3.43
4.25 - 4.25	320,000	$4.25
4.26 - 6.99	62,500	$5.41

$2.75 - 6.99	454,500	$4.28

See Note 2 for discussion of accounting for stock awards and related fair value disclosures.

8.    Supplemental Balance Sheet Information

		June 30,
		2010	2009
Inventories
Work in progress		$802,550	$718,711
Component parts		7,984,369	8,981,435
Finished goods		3,845,027	4,311,440
Reserve for obsolete and excess inventory		(1,476,490)	(1,347,648)
		$11,155,456	$12,663,938

	Estimated
	Useful Life
	(years)
Property, plant and equipment
Machinery and equipment	3-10	$11,251,658	$11,128,838
Buildings	28-35	12,203,870	12,203,870
Land and land improvements	5-7	934,216	934,216

Total property, plant and equipment at cost		24,389,744	24,266,924
Less accumulated depreciation and amortization		(14,728,349)	(13,467,835)
		$9,661,395	$10,799,089

Depreciation expense was $1.4 million, $1.3 million, and $1.2 million for the fiscal years ended
June 30, 2010, 2009 and 2008, respectively.

Other accrued liabilities
Accrued compensation expense		$1,553,772	$1,682,680
Customer deposits		377,371	278,549
Other		310,116	355,329
		$2,241,259	$2,316,558

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

Employment Contract

In March 2007, the Company entered into a three year employment contract with its chief executive officer. The contract is subject to annual renewals after the initial term.  The contract was amended and restated in December 2009 without extending its term.  The contract includes termination without cause and change of control provisions, under which the chief executive officer is entitled to receive specified severance payments generally equal to two times ending annual salary if the Company terminates his employment without cause or he voluntarily terminates his employment with “good reason.” “Good Reason” generally includes changes in the scope of his duties or location of employment but also includes (i) the Company’s written election not to renew the Employment Agreement and (ii) certain voluntary resignations by the chief executive officer following a “Change of Control” as defined in the agreement.

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

	Sales by Region

	2010	2009	2008

Domestic United States	$37,337,662	$41,932,370	$45,592,686
Europe	1,390,631	1,272,728	1,390,788
Canada	676,428	1,136,094	1,144,070
Latin America	3,326,792	4,426,046	4,923,096
Middle East	512,744	1,207,774	397,871
Far East	2,545,353	1,941,170	2,491,820
Other International	244,638	156,494	423,780
	$46,034,248	$52,072,676	$56,364,111

	Sales by Product

	2010	2009	2008

Respiratory care products	$11,920,788	$12,303,067	$14,248,031
Medical gas equipment	23,762,475	29,655,930	30,744,058
Emergency medical products	10,350,985	10,113,679	11,372,022
	$46,034,248	$52,072,676	$56,364,111

11.    Quarterly Financial Data (unaudited)

Summarized quarterly financial data for fiscal 2010 and 2009 appears below (all amounts in thousands):

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Three months ended,	2010	2010	2009	2009	2009	2009	2008	2008
Net sales	$11,668	$11,627	$11,415	$11,324	$12,711	$12,390	$12,531	$14,441

Gross profit	2,896	2,846	2,945	2,403	3,115	2,474	2,710	3,501

Income (loss) from operations	222	140	45	(1,189)	(16,124)	(724)	(691)	317

Net income (loss)	86	38	22	(745)	(16,084)	(450)	(436)	208

Basic earnings (loss) per share	0.01	-	-	(0.09)	(2.04)	(0.06)	(0.06)	0.03

Diluted earnings (loss) per share	0.01	-	-	(0.09)	(2.04)	(0.06)	(0.06)	0.03

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

The initial payment of $1,530,000 from Abbott was received on September 30, 2004.  The agreement required Abbott to pay Allied $600,000 for reimbursement of Allied’s cost incurred in connection with withdrawal of Baralyme® from the market, the disposal of such product, and severance payments payable as a result of such withdrawal.  This payment by Abbott of $600,000 has been included in net sales during the year ended June 30, 2005, in accordance with ASC Topic 605: “Revenue Recognition.” The Company is the primary obligor in the arrangement.  It has sole authority to determine the method of withdrawal of Baralyme® and discretion in such matters as employee layoffs, disposal methods, and customer communications regarding the sale of replacement products.  The costs of executing the withdrawal are the sole responsibility of the Company.

The payments received from Abbott are being recognized into income, as net sales, over the eight-year term of the agreement.  Allied has no further obligations under this agreement which would require the Company to repay these amounts or otherwise impact this accounting treatment.  During the year ended June 30, 2010, $688,200 was recognized into income as net sales.

A reconciliation of deferred revenue resulting from the agreement with Abbott, with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Twelve Months ended
	June 30,
	2010	2009

Beginning balance	$2,179,300	$2,867,500

Revenue recognized as net sales	(688,200)	(688,200)

	1,491,100	2,179,300
Less - Current portion of deferred revenue	(688,200)	(688,200)
	$802,900	$1,491,100

In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of June 30, 2010, $2,150,000 has been received as a result of product development activities.

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

13.  Goodwill

Goodwill initially arises from business acquisitions and represents the value of unidentifiable intangibles in an acquired business.  Goodwill is then evaluated at least annually for impairment in accordance with ASC Topic 350: “Intangibles - Goodwill and Other.”

At June 30, 2008 the Company had goodwill of $16.0 million.  As a result of impairment testing as of June 30, 2009 the Company wrote down all of its goodwill so that at June 30th, 2009 the Company had zero goodwill.  This impairment reflected the deteriorating market conditions the Company faces and lower prospects for earnings and cash flow.  The amount of the impairment was determined in accordance with ASC Topic 350: “Intangibles - Goodwill and Other,” which compares carrying value to the estimated fair value of assets and liabilities.  Prior to the impairment of goodwill in 2009, the Company conducted a formal impairment test of goodwill annually at June 30th and between annual tests if an event occurred or circumstances changed that would more likely than not reduce the fair value of the Company below its carrying value.  The annual impairment test did not indicate an impairment of goodwill at June 30, 2008.

Allied operates as one reporting unit and prepares its annual goodwill impairment test in that manner.  None of the Company’s product lines constitute a business, as that term is defined in the literature.  Most of its products are produced in one facility, and Allied does not produce separate financial statements for any part of its business.

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

In accordance with ASC 350, a two step process is used to test for goodwill impairment.  The first step is to determine if there is an indication of impairment by comparing the estimated fair value of the Company to its carrying value including existing goodwill.  Goodwill is considered impaired if the carrying value of the Company exceeds the estimated fair value.  Upon indication of impairment, a second step is performed to determine the amount of the impairment by comparing the implied fair value of the Company’s goodwill with its carrying value.

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

A tabular reconciliation of the goodwill balance is as follows:

Balance, July 1, 2008	$15,979,830

Impairment of goodwill	(15,979,830)

Balance, June 30, 2009	$-

In accordance with ASC Topic 360: “Property, Plant and Equipment,” the Company also evaluated the recoverability of its long-lived assets.  Based upon this evaluation, the Company determined that there was no impairment of these assets.

14.  Subsequent Events

The Company has performed a review of events subsequent to the balance sheet date through the issue date of the consolidated statements.  No events or transactions have occurred which would require recognition or disclosure in the consolidated financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and that such in formation is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In connection with our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as required under Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

(b) Internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting which is defined, as a process designed by, or under supervision of, our principal executive and principle financial officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  However these inherent limitations are known features of the financial reporting process.  It is possible to design into the process safeguards to reduce, though not eliminate, the risk that misstatements are not prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that, as of June 30, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

        There were no changes to the Company’s internal controls over financial reporting during the fourth quarter that have materially effected, or are reasonable likely to materially effect, the Company’s internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our registered public accounting firm pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

A list of our executive officers and biographical information appears at the end of Item 1, in Part I of this report.  A definitive proxy statement is expected to be filed with the Securities and Exchange Commission on or about October 8, 2010.  The information required by this item is set forth under the caption "Election of Directors”, under the caption “Executive Officers”, and under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement, which information is incorporated herein by reference thereto.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

None

 Item 14.  Principal Accounting Fees and Services

The information by this item will appear in the section entitled “Audit Fees” included in the Company’s definitive Proxy Statement to be filed on or about October 8, 2010, relating to the 2010 Annual Meeting of Shareowners and such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

1.  Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are included in response to Item 8:

Consolidated Statement of Operations for the years ended June 30, 2010, 2009, and 2008

Consolidated Balance Sheet at June 30, 2010 and 2009

Consolidated Statement of Changes in Stockholders’ Equity for the years ended June 30, 2010, 2009 and 2008

Consolidated Statement of Cash Flows for the years ended June 30, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.   Financial Statement Schedule

Valuation and Qualifying Accounts and Reserves for the Years Ended June 30, 2010, 2009 and 2008

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

/s/ Earl R. Refsland
Earl R. Refsland President and Chief Executive Officer

/S/ Daniel C. Dunn
Daniel C. Dunn Vice President, Chief Financial Officer, and Secretary

Dated:  September 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 23rd, 2010.

Signatures	Title

*	Chairman of the Board
John D. Weil

*	President, Chief Executive Officer and Director (principal Executive Officer)
Earl R. Refsland

*	Director
William A. Peck

*
Joseph Root	Director

*
Judy Graves.	Director

* By:	/s/ Earl R. Refsland
Earl R. Refsland
Attorney-in-Fact

* Such signature has been affixed pursuant to the following Power of Attorney.

ALLIED HEALTHCARE PRODUCTS, INC.

RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
	Balance at	Charged to	Charged to
	Beginning of	costs	Other accounts -		Deductions -		Balance at end
Description	Period	and expenses	describe		describe		of period

For the Year Ended June 30, 2010

Accounts Receivable
Allowances	$(300,000)	$(1,655)			$1,655	(1)	$(300,000)

Inventory Allowance
For Obsolescence
And Excess Quantities	$(1,347,648)	$(120,000)	$(97,138	)(3)	$88,296	(2)	$(1,476,490)

For the Year Ended June 30, 2009

Accounts Receivable
Allowances	$(300,000)	$(548)			$548	(1)	$(300,000)

Inventory Allowance
For Obsolescence
And Excess Quantities	$(1,299,483)	$(145,701)	$(50,553	)(3)	$148,089	(2)	$(1,347,648)

For the Year Ended June 30, 2008

Accounts Receivable
Allowances	$(460,000)	$212,278			$(52,278	)(1)	$(300,000)

Inventory Allowance
For Obsolescence
And Excess Quantities	$(1,099,864)	$(110,000)	$(169,491	)(3)	$79,872	(2)	$(1,299,483)

(1)	Decrease (Increase) due to bad debt write-offs and recoveries.

(2)	Decrease due to disposal of obsolete inventory.

(3)	Increase due to inventory revaluation. The other account charged as a result of this revaluation was inventory before reserves. This did not result in a change to our net inventory or net income.

INDEX TO EXHIBITS

Exhibit
No.	Description

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

10.25 Amended and restated Employment Agreement dated December 21, 2009 by and between Allied Healthcare Products, Inc. and Earl Refsland (incorporated by reference to 10-Q filed May 7, 2010)

10.25.1 Change of Control Agreement Employment Agreement dated March 16, 2007 by and between Allied Healthcare Products, Inc. and certain executive officers (incorporated by reference to 8-K filed March 16, 2007 with event date of March 16, 2007)

10.26 Allied Healthcare Products, Inc. 1999 Incentive Stock Plan (filed with the Commission as Exhibit 10(26) to the 1999 Form 10-K and incorporated herein by reference)

10.27 Allied Healthcare Products, Inc. 2009 Incentive Stock Plan (filed with Commission as Appendix A to the 2009 Proxy Statement on Schedule 14A)

10.28   Agreement between Allied Healthcare Products, Inc. Medical Products Division and District No. 9 International Association of Machinists and Aerospace Workers dated August 1, 2000 through May 31, 2003 (filed with the Commission as Exhibit 10.28 to the 2002 Form 10-K)

10.30   Loan and Security Agreement dated November 17, 2009 by and between the Company and Enterprise Bank & Trust, including Revolving Credit Note (incorporated by reference to 8-K filed November 18, 2009 with event date of November 13, 2009)

10.31 Agreement dated August 27, 2004 between Allied Healthcare Products, Inc and Abbott Laboratories, Inc. (incorporated by reference to 8-K filed August 30, 2004 with event date of August 27, 2004)

21 Subsidiaries of the Registrant (filed with the Commission as Exhibit 21 to the 2000 Form 10-K)

23.1 Consent of RubinBrown LLP (filed herewith)

24 Form of Power of Attorney – (filed herewith)

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