Form 10-Q
period 2010-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2010-11-05
CIK 874710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2010

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
Yes  ☐   No  ☒

The number of shares of common stock outstanding at October 29, 2010 is 8,093,386 shares.

INDEX

			Page
			Number
Part I –	Financial Information
	Item 1.	Financial Statements
		Consolidated Statement of Operations -	3
		Three months ended September 30,
		2010 and 2009 (Unaudited)

		Consolidated Balance Sheet -	4 - 5
		September 30, 2010 (Unaudited) and
		June 30, 2010

		Consolidated Statement of Cash Flows -	6
		Three months ended September 30, 2010 and 2009
		(Unaudited)

		Notes to Consolidated Financial Statements	7 – 10

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 – 13

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	13

	Item 4.	Controls and Procedures	13

Part II -	Other Information

	Item 6.	Exhibits	14

		Signature	15

SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, and specific matters which relate directly to the Company's operations and properties as discussed in the Company’s annual report on Form 10-K for the year ended June 30, 2010.  The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I.      FINANCIAL INFORMATION

Item 1.        Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended
	September 30,
	2010	2009

Net sales	$11,940,733	$11,323,676
Cost of sales	9,390,006	8,920,800
Gross profit	2,550,727	2,402,876

Selling, general and
administrative expenses	2,684,576	3,591,776
Loss from operations	(133,849)	(1,188,900)

Interest income	(7,475)	(984)
Interest expense	66	2,413
Other, net	15,100	11,014
	7,691	12,443

Loss before benefit from income taxes	(141,540)	(1,201,343)
Benefit from income taxes	(53,785)	(456,405)
Net loss	$(87,755)	$(744,938)

Basic and diluted loss per share	$(0.01)	$(0.09)

Weighted average shares outstanding - basic and diluted	8,093,386	7,988,321

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
ASSETS

	(Unaudited)
	September 30,	June 30,
	2010	2010

Current assets:
Cash and cash equivalents	$5,338,748	$5,263,324
Accounts receivable, net of allowances of $300,000	5,617,624	5,418,253
Inventories, net	10,954,909	11,155,456
Income tax receivable	865,029	877,665
Other current assets	216,481	221,840

Total current assets	22,992,791	22,936,538

Property, plant and equipment, net	9,335,369	9,661,395
Other assets, net	330,023	333,084

Total assets	$32,658,183	$32,931,017

See accompanying Notes to Consolidated Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
(CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	September 30,	June 30,
	2010	2010

Current liabilities:
Accounts payable	$2,186,504	$1,950,446
Other accrued liabilities	1,987,956	2,241,259
Deferred income taxes	426,889	429,699
Deferred revenue	688,200	688,200
Total current liabilities	5,289,549	5,309,604

Deferred revenue	630,850	802,900

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,396,878 shares issued at September 30, 2010 and June 30, 2010; 8,093,386 shares outstanding at September 30, 2010 and June 30, 2010	103,969	103,969
Additional paid-in capital	48,369,948	48,362,922
Accumulated deficit	(1,004,705)	(916,950)
Less treasury stock, at cost; 2,303,492 shares at September 30, 2010 and June 30, 2010	(20,731,428)	(20,731,428)
Total stockholders' equity	26,737,784	26,818,513
Total liabilities and stockholders' equity	$32,658,183	$32,931,017

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three months ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(87,755)	$(744,938)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	376,517	355,309
Stock based compensation	7,026	618,084
Provision for doubtful accounts and sales returns and allowances	14,188	1,750
Deferred taxes	(2,810)	(247,233)

Changes in operating assets and liabilities:
Accounts receivable	(213,559)	831,058
Inventories	200,547	66,122
Income tax receivable	12,636	(695,304)
Other current assets	5,359	(7,134)
Accounts payable	236,058	474,873
Deferred revenue	(172,050)	(172,050)
Other accrued liabilities	(253,303)	(140,882)
Net cash provided by operating activities	122,854	339,655

Cash flows from investing activities:
Capital expenditures	(47,430)	(63,584)
Net cash used in investing activities	(47,430)	(63,584)

Cash flows from financing activities:
Minimum tax withholdings on stock options exercised	-	(406,110)
Excess tax benefit from exercise of stock options	-	485,632
Net cash provided by financing activities	-	79,522

Net increase in cash and cash equivalents	75,424	355,593
Cash and cash equivalents at beginning of period	5,263,324	1,943,364
Cash and cash equivalents at end of period	$5,338,748	$2,298,957

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Allied Healthcare Products, Inc. (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included.  Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.  These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued guidance titled “Consolidation” (ASC Topic 810), which amends previous guidance to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. An ongoing reassessment of financial responsibility is required, including interests in entities formed prior to the effective date of this guidance. This guidance also eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary. It is effective for fiscal years beginning after November 15, 2009. This guidance became effective for the Company in the quarter ended September 30, 2010, and its adoption did not have a significant effect on its consolidated financial statements.

 In October 2009, the FASB issued guidance titled “Revenue Recognition – Multiple Deliverable Revenue Arrangements” (Accounting Standards Update 2009-13), which requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. This guidance is applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This guidance became effective for the Company in the quarter ended September 30, 2010, and its adoption did not have a significant effect on its consolidated financial statements.

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

2.  Inventories

Inventories are comprised as follows:

	September 30, 2010	June 30, 2010

Work-in progress	$885,899	$802,550
Component parts	8,163,620	7,984,369
Finished goods	3,362,741	3,845,027
Reserve for obsolete and excess inventory	(1,457,351)	(1,476,490)
	$10,954,909	$11,155,456

3.  Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period.  Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic and diluted shares outstanding for the three months ended September 30, 2010 and 2009 were 8,093,386 and 7,988,321, respectively.

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

The New Credit Facility was amended on November 2, 2010 extending the maturity date to November 14, 2011.  The New Credit Facility will be available on a revolving basis until it expires on November 14, 2011, at which time all amounts outstanding under the New Credit Facility will be due and payable. Advances under the New Credit Facility will be made pursuant to a Revolving Credit Note (the “Promissory Note”) executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to .50% in excess of Enterprise Bank & Trust’s prime-rate based interest rate for commercial loans, subject to a minimum annual interest rate of 4.50%.  Advances may be prepaid in whole or in part without premium or penalty.

Under the New Credit Agreement, advances are generally subject to customary borrowing conditions. The New Credit Agreement also contains covenants with which the Company must comply during the term of the New Credit Facility. Among other things, such covenants restrict the Company’s ability to incur certain additional debt; make specified restricted payments, dividends and capital expenditures; authorize or issue capital stock; enter into certain transactions with affiliates; consolidate or merge with or acquire another business; sell certain of its assets or dissolve or wind up the Company. The New Credit Agreement also contains certain events of default that are customary for financings of this type including, without limitation: the failure to pay principal, interest, fees or other amounts when due; the breach of specified representations or warranties contained in the loan documents; cross-default with certain other indebtedness of the Company; the entry of uninsured judgments that are not bonded or stayed; failure to comply with the observance or performance of specified agreements contained in the loan documents; commencement of bankruptcy or other insolvency proceedings; and the failure of any of the loan documents entered into in connection with the New Credit Facility to be in full force and effect. After an event of default, and upon the continuation thereof, the principal amount of all loans made under the New Credit Facility would bear interest at a rate per annum equal to 4.00% above the otherwise applicable interest rate (provided, that the interest rate may not exceed the highest rate permissible under law), and the lender would have the option to accelerate maturity and payment of the Company’s obligations under the New Credit Facility.

The prime rate was 3.25% on September 30, 2010.

At September 30, 2010 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the financial covenants associated with the New Credit Facility at September 30, 2010.

6.  Baralyme® Agreement

A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories (“Abbott”), with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Three Months ended
	September 30,
	2010	2009

Beginning balance	$1,491,100	$2,179,300

Revenue recognized as net sales	(172,050)	(172,050)
	1,319,050	2,007,250
Less - Current portion of deferred revenue	(688,200)	(688,200)
	$630,850	$1,319,050

In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.  As of September 30, 2010, $2,150,000 has been received as a result of product development activities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Allied had net sales of $11.9 million for the three months ended September 30, 2010, up $0.6 million, or 5.3%, from net sales of $11.3 million in the prior year same quarter. Domestic sales were up 0.5% from the prior year same quarter, while international business, which represented 18.8% of first quarter sales, was up 34.2%.

Sales for the three months ended September 30, 2010 include $172,050 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®.  Income from the agreement will continue to be recognized at $57,350 per month until the expiration of the agreement in August 2012.  Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®.  The Company ceased the sale of Baralyme® on August 27, 2004.

Orders for the Company’s products for the three months ended September 30, 2010 of $11.8 million were $0.2 million or 1.7% higher than orders for the prior year same quarter of $11.6 million.  Domestic orders are up 2.6% over the prior year same quarter while international orders, which represented 15.8% of first quarter orders, were 0.6% lower than orders for the prior year same quarter.  The Company believes that the purchase of equipment and durable goods by hospitals and municipalities have continued to be reduced as a short term measure to meet budgets and conserve cash, given the only limited recovery in the economy. By and large, the Company’s products are considered durable goods.

Gross profit for the three months ended September 30, 2010 was $2.6 million, or 21.8% of net sales, compared to $2.4 million, or 21.2% of net sales, for the three months ended September 30, 2009.  Gross profit during the first quarter was favorably impacted by cost savings initiatives which reduced the cost of purchased materials and manufactured finished goods, and higher sales which result in better utilization of fixed overhead costs.  Gross profit was negatively impacted by approximately $350,000 in shipping and other startup cost at its Stuyvesant Falls facility for the production of its CO2 absorbent product lines.  The Company believes that this cost will be approximately $230,000 in the second quarter, and that these additional costs will end during the second quarter.

Selling, general and administrative expenses for the three months ended September 30, 2010 were $2.7 million compared to selling, general and administrative expenses of $3.6 million for the three months ended September 30, 2009.  The decrease in selling, general and administrative expenses is due to, among other things, a decrease of approximately $0.6 million in compensation expense related to option grants, a decrease of approximately $0.2 million for compensation expense due to a reduction in the Company’s workforce compared to the same quarter of the prior year, and a decrease in selling expenses for outside professional services of approximately $0.1 million.

Loss from operations was $0.1 million for the three months ended September 30, 2010 compared to loss from operations of $1.2 million for the three months ended September 30, 2009.  Allied had a loss before benefit for income taxes in the first quarter of fiscal 2011 of $0.1 million, compared to a loss before benefit from income taxes in the first quarter of fiscal 2010 of $1.2 million.  The Company recorded a tax benefit of $54,000 for the three months ended September 30, 2010 compared to a tax benefit of $0.5 million for the three months ended September 30, 2009.

Net loss for the first quarter of fiscal 2011 was $88,000 or $0.01 per basic and diluted share compared to net loss of $0.7 million or $0.09 per basic and diluted share for the first quarter of fiscal 2010.  The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first quarters of fiscal 2011 and 2010 were 8,093,386 and 7,988,321, respectively.

Liquidity and Capital Resources

The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

The Company’s working capital was $17.7 million at September 30, 2010 compared to $17.6 million at June 30, 2010.  Cash increased $0.1 million and accrued liabilities decreased $0.3 million.  Accounts receivable increased $0.2 million to $5.6 million at September 30, 2010.  Accounts receivable as measured in days of sales outstanding (“DSO”) increased to 43 DSO at September 30, 2010; up from 40 DSO at June 30, 2010.  At September 30, 2010 these increases in working capital were offset by a decrease in inventory of $0.2 million, and a $0.2 million increase in accounts payable.

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

Advances under the New Credit Facility will be made pursuant to a Revolving Credit Note (the “Promissory Note”) executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to .50% in excess of Enterprise Bank & Trust’s prime-rate based interest rate for commercial loans, subject to a minimum annual interest rate of 4.50%.  Advances may be prepaid in whole or in part without premium or penalty.  The prime rate was 3.25% on September 30, 2010.

At September 30, 2010 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

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

Inflation has not had a material effect on the Company’s business or results of operations during the first quarter of fiscal 2011.

Litigation and Contingencies

The Company becomes, from time to time, a party to personal injury litigation arising out of incidents involving the use of its products. The Company believes that any potential judgments resulting from these claims over its self-insured retention will be covered by the Company’s product liability insurance.

Recently Issued Accounting Guidance

The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

See Note 1 – Summary of Significant Accounting and Reporting Policies for more information on recent accounting pronouncements and their impact, if any, on our consolidated financial statements. Management believes there have been no material changes to our critical accounting policies.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

At September 30, 2010, the Company did not have any debt outstanding.  The revolving credit facility bears an interest rate using the commercial bank’s prime-rate based interest rate for commercial loans as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at September 30, 2010.  The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2010, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

        99.1 Press Release dated November 5, 2010 announcing first quarter earnings*

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

Date: November 5, 2010