Form 10-Q
period 2010-12-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2011-02-08
CIK 874710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended December 31, 2010

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
Yes  ☐    No  ☒

The number of shares of common stock outstanding at January 31, 2011 is 8,112,217 shares.

INDEX
			Page
			Number
Part I –	Financial Information
	Item 1.	Financial Statements
		Consolidated Statement of Operations -	3
		Three and six months ended December 31,
		2010 and 2009 (Unaudited)

		Consolidated Balance Sheet -	4 - 5
		December 31, 2010 (Unaudited) and
		June 30, 2010

		Consolidated Statement of Cash Flows -	6
		Six months ended December 31, 2010 and 2009
		(Unaudited)

		Notes to Consolidated Financial Statements	7 – 11

	Item 2.	Management’s Discussion and Analysis of	11 – 15
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosure	15
		about Market Risk

	Item 4.	Controls and Procedures	15

Part II -	Other Information

	Item 6.	Exhibits	16

		Signature	17

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

PART I.   FINANCIAL INFORMATION
Item 1.        Financial Statements
ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009

Net sales	$11,402,681	$11,414,908	$23,343,414	$22,738,584
Cost of sales	8,592,712	8,470,169	17,982,718	17,390,969
Gross profit	2,809,969	2,944,739	5,360,696	5,347,615

Selling, general and
administrative expenses	2,600,734	2,900,113	5,285,310	6,491,891
Income (loss) from operations	209,235	44,626	75,386	(1,144,276)

Interest income	(8,067)	(464)	(15,542)	(1,448)
Interest expense	-	162	66	2,574
Other, net	28,410	11,785	43,509	22,798
	20,343	11,483	28,033	23,924

Income (loss) before provision for (benefit from) income taxes	188,892	33,143	47,353	(1,168,200)

Provision for (benefit from) income taxes	71,779	11,573	17,994	(444,832)
Net income (loss)	$117,113	$21,570	$29,359	$(723,368)

Basic earnings (loss) per share	$0.01	$0.00	$0.00	$(0.09)

Diluted earnings (loss) per share	$0.01	$0.00	$0.00	$(0.09)

Weighted average shares outstanding - basic	8,098,366	8,092,734	8,095,876	8,040,528

Weighted average shares outstanding - diluted	8,119,386	8,217,103	8,114,724	8,040,528

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
ASSETS

	(Unaudited)
	December 31,	June 30,
	2010	2010

Current assets:
Cash and cash equivalents	$6,239,426	$5,263,324
Accounts receivable, net of allowances of $300,000	4,224,975	5,418,253
Inventories, net	11,423,933	11,155,456
Income tax receivable	811,347	877,665
Other current assets	237,635	221,840

Total current assets	22,937,316	22,936,538

Property, plant and equipment, net	9,015,107	9,661,395
Other assets, net	326,961	333,084

Total assets	$32,279,384	$32,931,017

See accompanying Notes to Consolidated Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
(CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	December 31,	June 30,
	2010	2010

Current liabilities:
Accounts payable	$2,123,410	$1,950,446
Other accrued liabilities	1,653,519	2,241,259
Deferred income taxes	425,036	429,699
Deferred revenue	688,200	688,200
Total current liabilities	4,890,165	5,309,604

Deferred revenue	458,800	802,900

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,415,709 and 10,396,878 shares issued at December 31, 2010 and June 30, 2010, respectively; 8,112,217 and 8,093,386 shares outstanding at December 31, 2010 and June 30, 2010, respectively	104,157	103,969
Additional paid-in capital	48,445,281	48,362,922
Accumulated deficit	(887,591)	(916,950)
Less treasury stock, at cost; 2,303,492 shares at December 31, 2010 and June 30, 2010	(20,731,428)	(20,731,428)
Total stockholders' equity	26,930,419	26,818,513
Total liabilities and stockholders' equity	$32,279,384	$32,931,017

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six months ended
	December 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$29,359	$(723,368)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	753,032	710,622
Stock based compensation	11,659	627,693
Provision for doubtful accounts and sales returns and allowances	19,713	13,361
Deferred taxes	(4,663)	(55,702)

Changes in operating assets and liabilities:
Accounts receivable	1,173,565	875,096
Inventories	(268,477)	(72,550)
Income tax receivable	66,318	(716,300)
Other current assets	(15,795)	18,750
Accounts payable	172,964	682,120
Deferred revenue	(344,100)	(344,100)
Other accrued liabilities	(587,740)	(436,519)
Net cash provided by operating activities	1,005,835	579,103

Cash flows from investing activities:
Capital expenditures	(100,622)	(115,175)
Net cash used in investing activities	(100,622)	(115,175)

Cash flows from financing activities:
Stock options exercised	62,484	3,469
Minimum tax withholdings on stock options exercised	-	(406,110)
Excess tax benefit from exercise of stock options	8,405	487,509
Net cash provided by financing activities	70,889	84,868

Net increase in cash and cash equivalents	976,102	548,796
Cash and cash equivalents at beginning of period	5,263,324	1,943,364
Cash and cash equivalents at end of period	$6,239,426	$2,492,160

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

2. Inventories

Inventories are comprised as follows:

	December 31, 2010	June 30, 2010

Work-in progress	$937,866	$802,550
Component parts	8,435,138	7,984,369
Finished goods	3,457,126	3,845,027
Reserve for obsolete and excess
inventory	(1,406,197)	(1,476,490)
	$11,423,933	$11,155,456

3. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic shares outstanding for the three months ended December 31, 2010 and 2009 were 8,098,366 and 8,092,734, respectively. The number of diluted shares outstanding for the three months ended December 31, 2010 and 2009 were 8,119,386 and 8,217,103, respectively. The number of basic shares outstanding for the six months ended December 31, 2010 and 2009 was 8,095,876 and 8,040,528, respectively. The number of diluted shares outstanding for the six months ended December 31, 2010 and 2009 was 8,114,724 and 8,040,528, respectively.

4. Commitments and Contingencies

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. The Company has recognized the costs and associated liabilities only for those investigations, claims and legal proceedings for which, in its view, it is probable that liabilities have been incurred and the related amounts are estimable. Based upon information currently available, management believes that existing accrued liabilities are sufficient.

The Company is currently involved in litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”) and other parties, which provides electrical power to the Company’s facility in Stuyvesant Falls, New York. Within the past several months, Niagara began sending invoices to the Company for electricity used at the Company’s Stuyvesant Falls plant. The Company maintains in its defense of the lawsuit that it is entitled to a certain amount of free electricity based on covenants running with the land which have been honored for more than a century. Niagara’s attempts to collect such invoices were stopped in December 2010 by a temporary restraining order, although a court has not yet ruled on the merits of all of Niagara’s claims. Among other things, Niagara seeks approximately $469,000, which it alleges represents the value of electricity provided prior to the commencement of litigation going back to 2003. As of December 31, 2010, the Company has not recorded a provision for this matter as management intends to vigorously defend this allegation and believes the payment of this claim is not probable. The Company believes, however, that any liability it may incur would not have a material adverse effect on its financial condition or its result of operations.

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

The prime rate was 3.25% on December 31, 2010.

At December 31, 2010 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the financial covenants associated with the New Credit Facility at December 31, 2010.

6. Baralyme® Agreement

A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories (“Abbott”), with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Three Months ended		Six Months ended
	December 31,		December 31,
	2010	2009	2010	2009

Beginning balance	$1,319,050	$2,007,250	$1,491,100	$2,179,300

Revenue recognized as net sales	(172,050)	(172,050)	(344,100)	(344,100)

	1,147,000	1,835,200	1,147,000	1,835,200
Less - Current portion of deferred revenue	(688,200)	(688,200)	(688,200)	(688,200)
	$458,800	$1,147,000	$458,800	$1,147,000

In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of December 31, 2010, $2,150,000 has been received as a result of product development activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended December 31, 2010 compared to three months ended December 31, 2009

Allied had net sales of $11.4 million for the three months ended December 31, 2010, unchanged from net sales of $11.4 million in the prior year same quarter. Domestic sales were up 0.1% while international sales, which represented 18.0% of second quarter sales, were down 1.1% from the prior year same quarter.

Sales for the three months ended December 31, 2010 include $172,050 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Income from the agreement will continue to be recognized at $57,350 per month until the expiration of the agreement in August 2012. Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®. The Company ceased the sale of Baralyme® on August 27, 2004.

Orders for the Company’s products for the three months ended December 31, 2010 of $11.0 million were $0.1 million or 0.9% higher than orders for the prior year same quarter of $10.9 million. Domestic orders are up 3.0% over the prior year same quarter while international orders, which represented 21.4% of second quarter orders, were 5.9% lower than orders for the prior year same quarter. Orders have not returned to pre-recession levels. The Company continues to believe that the purchase of equipment and durable goods by some customers have continued to be reduced as a short term measure to meet budgets and conserve cash, given the only limited recovery in the economy. By and large, the Company’s products are considered durable goods.

Gross profit for the three months ended December 31, 2010 was $2.8 million, or 24.6% of net sales, compared to $2.9 million, or 25.4% of net sales, for the three months ended December 31, 2009. Gross profit during the second quarter was negatively impacted by approximately $280,000 in shipping, additional product cost, and other startup cost at its Stuyvesant Falls facility for the production of its carbon dioxide absorbent product lines. The additional shipping costs and most of the startup cost were completed during the second quarter.

Selling, general and administrative expenses for the three months ended December 31, 2010 were $2.6 million compared to selling, general and administrative expenses of $2.9 million for the three months ended December 31, 2009.  This decrease is due to, among other things, decreases in compensation expense and sales commissions compared to the same quarter of the prior year.  The Company also experienced a decrease in selling expenses for outside professional services and a decrease in health insurance costs. The Company is self-insured for health care costs and has not changed its fringe benefit plans or providers from the prior year.  The Company believes that the reduction in health insurance expenses is primarily due to a reduction in medical claims by employees and their dependents from the prior year level.

Income from operations was $0.2 million for the three months ended December 31, 2010 compared to income from operations of $44,626 for the three months ended December 31, 2009.  Allied had income before provision for income taxes in the second quarter of fiscal 2011 of $0.2 million, compared to income before provision for income taxes in the second quarter of fiscal 2010 of $33,143.

Net income for the second quarter of fiscal 2011 was $117,113 or $0.01 per basic and diluted share compared to net income of $21,570 or $0.00 per basic and diluted share for the second quarter of fiscal 2010.  The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the second quarters of fiscal 2011 and 2010 were 8,098,366 and 8,092,734, respectively.  The number of diluted shares outstanding for the three months ended December 31, 2010 and 2009 were 8,119,386 and 8,217,103, respectively.

Six months ended December 31, 2010 compared to six months ended December 31, 2009

Allied had net sales of $23.3 million for the six months ended December 31, 2010, up $0.6 million, or 2.6% from net sales of $22.7 million in the prior year same period resulting from higher order levels.   Domestic sales were unchanged from the prior year same period while international sales were up 14.6% from the prior year same period.  International business represented 18.5% of sales for the first six months of fiscal 2011.

Sales for the six months ended December 31, 2010 include $344,100 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®.  Income from the agreement will continue to be recognized at $57,350 per month until the expiration of the agreement in August 2012.  Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®.  The Company ceased the sale of Baralyme® on August 27, 2004.

Orders for the Company’s products for the six months ended December 31, 2010 of $22.8 million were $0.4 million or 1.8% higher than orders for the prior year same period of $22.4 million.  Domestic orders are up 2.8% over the prior year same period while international orders, which represented 18.5% of orders for the first six months of fiscal 2011, were 3.6% lower than orders for the prior year same period.  Orders for have not returned to pre-recession levels. The Company continues to believe that the purchase of equipment and durable goods by some customers have continued to be reduced as a short term measure to meet budgets and conserve cash, given the only limited recovery in the economy. By and large, the Company’s products are considered durable goods.

Gross profit for the six months ended December 31, 2010 was $5.4 million, or 23.2% of net sales, compared to $5.3 million, or 23.3% of net sales, for the six months ended December 31, 2009.    Gross profit during the first six months of fiscal 2011 was negatively impacted by approximately $630,000 in shipping, additional product cost, and other startup cost at its Stuyvesant Falls facility for the production of its carbon dioxide absorbent product lines.  The additional shipping costs and the majority of startup cost were completed during the second quarter.  Gross profit during the first six months of fiscal 2011 was favorably impacted by cost savings initiatives which reduced the cost of purchased materials and manufactured finished goods, higher sales which result in better utilization of fixed overhead costs, and lower spending levels for some fixed overhead categories including fringe benefits, salaries, and  real estate taxes. The Company is self-insured for health care costs and has not changed its fringe benefit plans or providers from the prior year.  The Company believes that the reduction in fringe benefits is primarily due to a reduction in medical claims by employees and their dependents.

Selling, general and administrative expenses for the six months ended December 31, 2010 were $5.3 million compared to selling, general and administrative expenses of $6.5 million for the six months ended December 31, 2009.  The decrease in selling, general and administrative expenses is due to, among other things, a decrease of approximately $0.6 million in compensation expense related to option grants.  Other decreases included a decrease of approximately $0.1 million for compensation expense and $0.1 million for sales commissions compared to the same period of the prior year.  The Company also experienced a decrease in selling expenses for outside professional services of approximately $0.1 million, and a decrease in health insurance costs of approximately $0.2 million, primarily due to lower claims.

Income from operations was $0.1 million for the six months ended December 31, 2010 compared to a loss from operations of $1.1 million for the six months ended December 31, 2009.  Allied had income before provision for income taxes in the first six months of fiscal 2011 of $47,353, compared to a loss before benefit from income taxes in the first six months of fiscal 2010 of $1.2 million.  The Company recorded a tax provision of $17,994 for the six months ended December 31, 2010 compared to a tax benefit of $0.4 million for the six months ended December 31, 2009.

Net income for the six months ended December 31, 2010 was $29,359 or $0.00 per basic and diluted share compared to a net loss of $0.7 million or $0.09 per basic and diluted share for the first six months of fiscal 2011.  The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the first six months of fiscal 2011 and 2010 were 8,095,876 and 8,040,528, respectively.  The weighted average number of common shares outstanding, used in the calculation of diluted earnings per share for the first six months of fiscal 2011 and 2010 were 8,114,724 and 8,040,528, respectively.

Liquidity and Capital Resources

The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

The Company’s working capital was $18.0 million at December 31, 2010 compared to $17.6 million at June 30, 2010.  Cash increased $1.0 million, inventory increased $0.3 million and accrued liabilities decreased $0.6 million.  At December 31, 2010 these increases in working capital were offset by a decrease in income tax receivable of $0.1 million, and a $0.2 million increase in accounts payable.  Accounts receivable decreased $1.2 million to $4.2 million at December 31, 2010.  Accounts receivable as measured in days of sales outstanding (“DSO”) decreased to 34 DSO at December 31, 2010; down from 40 DSO at June 30, 2010.

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

Advances under the New Credit Facility will be made pursuant to a Revolving Credit Note (the “Promissory Note”) executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to .50% in excess of Enterprise Bank & Trust’s prime-rate based interest rate for commercial loans, subject to a minimum annual interest rate of 4.50%.  Advances may be prepaid in whole or in part without premium or penalty.  The prime rate was 3.25% on December 30, 2010.

At December 31, 2010 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

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

Inflation has not had a material effect on the Company’s business or results of operations during the first six months of fiscal 2011.

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

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

At December 31, 2010, the Company did not have any debt outstanding.  The revolving credit facility bears an interest rate using the commercial bank’s prime-rate based interest rate for commercial loans as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at December 31, 2010.  The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2010, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 6.    Exhibits

(a)    Exhibits:

31.1 Certification of Chief Executive Officer (filed herewith)

31.2  Certification of Chief Financial Officer (filed herewith)

32.1  Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

32.2  Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

99.1 Press Release dated February 8, 2011 announcing second quarter earnings*

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

Date: February 8, 2011