Form 10-Q
period 2011-03-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2011-05-06
CIK 874710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2011

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
Yes  ☐  No   ☒

The number of shares of common stock outstanding at April 29, 2011 is 8,124,386 shares.

INDEX

			Page
			Number
Part I –	Financial Information
	Item 1.	Financial Statements
		Consolidated Statement of Operations - Three and nine months ended March 31, 2011 and 2010 (Unaudited)	3

		Consolidated Balance Sheet - March 31, 2011 (Unaudited) and June 30, 2010	4 - 5

		Consolidated Statement of Cash Flows - Nine months ended March 31, 2011 and 2010 (Unaudited)	6

		Notes to Consolidated Financial Statements	7 – 11

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 15

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	15

	Item 4.	Controls and Procedures	15

Part II -	Other Information

	Item 6.	Exhibits	16

		Signature	17

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

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010

Net sales	$11,338,196	$11,627,418	$34,681,610	$34,366,002
Cost of sales	8,729,823	8,781,739	26,712,541	26,172,709
Gross profit	2,608,373	2,845,679	7,969,069	8,193,293

Selling, general and administrative expenses	2,494,806	2,705,644	7,780,116	9,197,535
Income (loss) from operations	113,567	140,035	188,953	(1,004,242)

Interest income	(8,150)	(2,956)	(23,692)	(4,403)
Interest expense	-	190	66	2,764
Other, net	24,421	80,791	67,931	103,588
	16,271	78,025	44,305	101,949

Income (loss) before provision for (benefit from) income taxes	97,296	62,010	144,648	(1,106,191)
Provision for (benefit from) income taxes	36,972	24,480	54,966	(420,353)
Net income (loss)	$60,324	$37,530	$89,682	$(685,838)

Basic earnings (loss) per share	$0.01	$0.00	$0.01	$(0.09)

Diluted earnings (loss) per share	$0.01	$0.00	$0.01	$(0.09)

Weighted average shares outstanding - basic	8,113,434	8,093,386	8,101,643	8,057,890

Weighted average shares outstanding - diluted	8,195,174	8,183,907	8,121,042	8,057,890

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
ASSETS

	(Unaudited)
	March 31,	June 30,
	2011	2010

Current assets:
Cash and cash equivalents	$5,802,586	$5,263,324
Accounts receivable, net of allowances of $300,000	5,289,283	5,418,253
Inventories, net	11,215,012	11,155,456
Income tax receivable	776,581	877,665
Other current assets	256,765	221,840

Total current assets	23,340,227	22,936,538

Property, plant and equipment, net	8,725,413	9,661,395
Other assets, net	323,899	333,084

Total assets	$32,389,539	$32,931,017

See accompanying Notes to Consolidated Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
(CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	March 31,	June 30,
	2011	2010

Current liabilities:
Accounts payable	$1,981,314	$1,950,446
Other accrued liabilities	1,969,594	2,241,259
Deferred income taxes	423,328	429,699
Deferred revenue	688,200	688,200
Total current liabilities	5,062,436	5,309,604

Deferred revenue	286,750	802,900

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,427,878 and 10,396,878 shares issued at March 31, 2011 and June 30, 2010, respectively; 8,124,386 and 8,093,386 shares outstanding at March 31, 2011 and June 30, 2010, respectively	104,279	103,969
Additional paid-in capital	48,494,770	48,362,922
Accumulated deficit	(827,268)	(916,950)
Less treasury stock, at cost; 2,303,492 shares at March 31, 2011 and June 30, 2010	(20,731,428)	(20,731,428)
Total stockholders' equity	27,040,353	26,818,513
Total liabilities and stockholders' equity	$32,389,539	$32,931,017

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$89,682	$(685,838)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	1,070,981	948,607
Stock based compensation	15,928	637,720
Provision for doubtful accounts and sales returns and allowances	19,722	(9,832)
Deferred taxes	(6,371)	(59,713)
Loss on disposition of equipment	-	67,848

Changes in operating assets and liabilities:
Accounts receivable	109,248	810,421
Inventories	(59,555)	695,542
Income tax receivable	101,084	(697,097)
Other current assets	(34,925)	56,863
Accounts payable	30,868	507,042
Deferred revenue	(516,150)	(516,150)
Other accrued liabilities	(271,665)	(261,099)
Net cash provided by operating activities	548,847	1,494,314

Cash flows from investing activities:
Capital expenditures	(125,815)	(303,680)
Proceeds from disposal of fixed assets	-	54,630
Net cash used in investing activities	(125,815)	(249,050)

Cash flows from financing activities:
Stock options exercised	103,250	3,469
Minimum tax withholdings on stock options exercised	-	(406,110)
Excess tax benefit from exercise of stock options	12,980	487,509
Net cash provided by financing activities	116,230	84,868

Net increase in cash and cash equivalents	539,262	1,330,132
Cash and cash equivalents at beginning of period	5,263,324	1,943,364
Cash and cash equivalents at end of period	$5,802,586	$3,273,496

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

2.  Inventories

Inventories are comprised as follows:

	March 31, 2011	June 30, 2010

Work-in progress	$917,083	$802,550
Component parts	8,070,501	7,984,369
Finished goods	3,568,986	3,845,027
Reserve for obsolete and excess inventory	(1,341,558)	(1,476,490)
	$11,215,012	$11,155,456

3.  Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period.  Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic shares outstanding for the three months ended March 31, 2011 and 2010 were 8,113,434 and 8,093,386, respectively.  The number of diluted shares outstanding for the three months ended March 31, 2011 and 2010 were 8,195,174 and 8,183,907, respectively.  The number of basic shares outstanding for the nine months ended March 31, 2011 and 2010 was 8,101,643 and 8,057,890, respectively.  The number of diluted shares outstanding for the nine months ended March 31, 2011 and 2010 was 8,121,042 and 8,057,890, respectively.

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

The Company is currently involved in litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”) and other parties, which provides electrical power to the Company’s facility in Stuyvesant Falls, New York.  Within the past several months, Niagara began sending invoices to the Company for electricity used at the Company’s Stuyvesant Falls plant.  The Company maintains in its defense of the lawsuit that it is entitled to a certain amount of free electricity based on covenants running with the land which have been honored for more than a century.  Niagara’s attempts to collect such invoices were stopped in December 2010 by a temporary restraining order, although a court has not yet ruled on the merits of all of Niagara’s claims.  Among other things, Niagara seeks approximately $469,000, which it alleges represents the value of electricity provided prior to the commencement of litigation going back to 2003.  As of March 31, 2011, the Company has not recorded a provision for this matter as management intends to vigorously defend this allegation and believes the payment of this claim is not probable.  The Company believes, however, that any liability it may incur would not have a material adverse effect on its financial condition or its result of operations.

5.  Financing

Effective as of November 13, 2009, the Company terminated its revolving credit facility arrangement with Bank of America, N.A., as successor to LaSalle Bank National Association.

The Company is party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”) pursuant to which the Company obtained a secured revolving credit facility with borrowing availability of up to $7,500,000 (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by certain assets of the Company pursuant to the terms and subject to the conditions set forth in the Credit Agreement.

The Credit Facility was amended on November 2, 2010 extending the maturity date to November 14, 2011.  The Credit Facility will be available on a revolving basis until it expires on November 14, 2011, at which time all amounts outstanding under the Credit Facility will be due and payable. Advances under the Credit Facility will be made pursuant to a Revolving Credit Note executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to .50% in excess of Enterprise Bank & Trust’s prime-rate based interest rate for commercial loans, subject to a minimum annual interest rate of 4.50%.  Advances may be prepaid in whole or in part without premium or penalty.

Under the Credit Agreement, advances are generally subject to customary borrowing conditions. The Credit Agreement also contains covenants with which the Company must comply during the term of the Credit Facility. Among other things, such covenants restrict the Company’s ability to incur certain additional debt; make specified restricted payments, dividends and capital expenditures; authorize or issue capital stock; enter into certain transactions with affiliates; consolidate or merge with or acquire another business; sell certain of its assets or dissolve or wind up the Company. The Credit Agreement also contains certain events of default that are customary for financings of this type including, without limitation: the failure to pay principal, interest, fees or other amounts when due; the breach of specified representations or warranties contained in the loan documents; cross-default with certain other indebtedness of the Company; the entry of uninsured judgments that are not bonded or stayed; failure to comply with the observance or performance of specified agreements contained in the loan documents; commencement of bankruptcy or other insolvency proceedings; and the failure of any of the loan documents entered into in connection with the Credit Facility to be in full force and effect. After an event of default, and upon the continuation thereof, the principal amount of all loans made under the Credit Facility would bear interest at a rate per annum equal to 4.00% above the otherwise applicable interest rate (provided, that the interest rate may not exceed the highest rate permissible under law), and the lender would have the option to accelerate maturity and payment of the Company’s obligations under the Credit Facility.

The prime rate was 3.25% on March 31, 2011.

At March 31, 2011 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the financial covenants associated with the Credit Facility at March 31, 2011.

6.  Baralyme® Agreement

A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories (“Abbott”), with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Three Months ended		Nine Months ended
	March 31,		March 31,
	2011	2010	2011	2010

Beginning balance	$1,147,000	$1,835,200	$1,491,100	$2,179,300

Revenue recognized as net sales	(172,050)	(172,050)	(516,150)	(516,150)

	974,950	1,663,150	974,950	1,663,150
Less - Current portion of deferred revenue	(688,200)	(688,200)	(688,200)	(688,200)
	$286,750	$974,950	$286,750	$974,950

In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.  As of March 31, 2011, $2,150,000 has been received as a result of product development activities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Allied had net sales of $11.3 million for the three months ended March 31, 2011, down $0.3 million from net sales of $11.6 million in the prior year same quarter. Domestic sales were down 1.9% while international sales, which represented 20.5% of third quarter sales, were down 4.6% from the prior year same quarter.

Sales for the three months ended March 31, 2011 include $172,050 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®.  Income from the agreement will continue to be recognized at $57,350 per month until the expiration of the agreement in August 2012.  Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®.  The Company ceased the sale of Baralyme® on August 27, 2004.

Orders for the Company’s products for the three months ended March 31, 2011 of $10.5 million were $0.1 million or 0.9% lower than orders for the prior year same quarter of $10.6 million.  Domestic orders are down 2.4% over the prior year same quarter while international orders, which represented 21.3% of third quarter orders, were 2.3% higher than orders for the prior year same quarter.  While orders are comparable to the prior year, the Company continues to believe that orders have been negatively impacted by the recession, and subsequent slow recovery.  Orders remain below pre-recession levels.

Gross profit for the three months ended March 31, 2011 was $2.6 million, or 23.0% of net sales, compared to $2.8 million, or 24.1% of net sales, for the three months ended March 31, 2010.  As a result of lower sales than in the prior year same quarter, gross profit as a percent of sales fell as plant utilization was not sufficient to offset higher overhead plant cost.

Selling, general and administrative expenses for the three months ended March 31, 2011 were $2.5 million compared to selling, general and administrative expenses of $2.7 million for the three months ended March 31, 2010.  This decrease is due to, among other things, decreases in compensation expense and sales commissions compared to the same quarter of the prior year.  The Company also experienced a decrease in health insurance costs. The Company is self-insured for health care costs and has not changed its fringe benefit plans or providers from the prior year.  The Company believes that the reduction in health insurance expenses is primarily due to a reduction in medical claims by employees and their dependents from the prior year level.

Income from operations was $113,567 for the three months ended March 31, 2011 compared to income from operations of $140,035 for the three months ended March 31, 2010.  Allied had income before provision for income taxes in the third quarter of fiscal 2011 of $97,296 compared to income before provision for income taxes in the third quarter of fiscal 2010 of $62,010.

Net income for the third quarter of fiscal 2011 was $60,324 or $0.01 per basic and diluted share compared to net income of $37,530 or $0.00 per basic and diluted share for the third quarter of fiscal 2010.  The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the third quarters of fiscal 2011 and 2010 were 8,113,434 and 8,093,386, respectively.  The number of diluted shares outstanding for the three months ended March 31, 2011 and 2010 were 8,195,174 and 8,183,907, respectively.

Nine months ended March 31, 2011 compared to nine months ended March 31, 2010

Allied had net sales of $34.7 million for the nine months ended March 31, 2011, up $0.3 million, or 0.9% from net sales of $34.4 million in the prior year same period resulting from higher order levels.   Domestic sales were down 0.4% from the prior year same period while international sales were up 7.1% from the prior year same period.  International business represented 19.2% of sales for the first nine months of fiscal 2011.

Sales for the nine months ended March 31, 2011 include $516,150 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®.  Income from the agreement will continue to be recognized at $57,350 per month until the expiration of the agreement in August 2012.  Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®.  The Company ceased the sale of Baralyme® on August 27, 2004.

Orders for the Company’s products for the nine months ended March 31, 2011 of $33.3 million were $0.2 million or 0.6% higher than orders for the prior year same period of $33.1 million.  Domestic orders are up 1.1% over the prior year same period while international orders, which represented 19.4% of orders for the first nine months of fiscal 2011, were 1.7% lower than orders for the prior year same period.  While orders are comparable to the prior year, the Company continues to believe that orders have been negatively impacted by the recession, and subsequent slow recovery.  Orders remain below pre-recession levels.

Gross profit for the nine months ended March 31, 2011 was $8.0 million, or 23.1% of net sales, compared to $8.2 million, or 23.8% of net sales, for the nine months ended March 31, 2010.  Gross profit during the first nine months of fiscal 2011 was favorably impacted by cost savings initiatives which reduced the cost of manufactured finished goods, combined with lower spending levels for some fixed overhead categories including fringe benefits, salaries, and real estate taxes.  The Company is self-insured for health care costs and has not changed its fringe benefit plans or providers from the prior year.  The Company believes that the reduction in fringe benefits is primarily due to a reduction in medical claims by employees and their dependents.  Gross profit during this period was negatively impacted by approximately $711,000 in shipping, additional product cost, and other startup cost at its Stuyvesant Falls facility for the production of its carbon dioxide absorbent product lines.  The additional shipping costs and the majority of startup cost were completed during the first and second quarters.  Higher commodity prices have led to higher costs for certain raw materials including brass and plastic resins.  Through the first nine months these higher costs for raw materials have been offset by cost reductions on other purchased components, and increased revenue for recycled materials.

 Selling, general and administrative expenses for the nine months ended March 31, 2011 were $7.8 million compared to selling, general and administrative expenses of $9.2 million for the nine months ended March 31, 2010.  The decrease in selling, general and administrative expenses is due to, among other things, a decrease of approximately $0.6 million in compensation expense related to option grants.  Other decreases included a decrease of approximately $0.2 million for compensation expense and $0.1 million for sales commissions compared to the same period of the prior year.  The Company also experienced a decrease in expenses for outside consultants of approximately $0.2 million, and a decrease in health insurance costs of approximately $0.2 million, primarily due to lower claims.

Income from operations was $0.2 million for the nine months ended March 31, 2011 compared to a loss from operations of $1.0 million for the nine months ended March 31, 2010.  Allied had income before provision for income taxes in the first nine months of fiscal 2011 of $144,648, compared to a loss before benefit from income taxes in the first nine months of fiscal 2010 of $1.1 million.  The Company recorded a tax provision of $54,966 for the nine months ended March 31, 2011 compared to a tax benefit of $0.4 million for the nine months ended March 31, 2010.

Net income for the nine months ended March 31, 2011 was $89,682 or $0.01 per basic and diluted share compared to a net loss of $0.7 million or $0.09 per basic and diluted share for the first nine months of fiscal 2010.  The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the first nine months of fiscal 2011 and 2010 were 8,101,643 and 8,057,890, respectively.  The weighted average number of common shares outstanding, used in the calculation of diluted earnings per share for the first nine months of fiscal 2011 and 2010 were 8,121,042 and 8,057,890, respectively.

Liquidity and Capital Resources

The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

The Company’s working capital was $18.3 million at March 31, 2011 compared to $17.6 million at June 30, 2010.  Cash increased $0.5 million, inventory increased $0.1 million and accrued liabilities decreased $0.3 million.  At March 31, 2011 these increases in working capital were offset by a decrease in income tax receivable of $0.1 million, and accounts receivable decreased $0.1 million.  Accounts receivable as measured in days of sales outstanding (“DSO”) increased to 41 DSO at March 31, 2011; up from 40 DSO at June 30, 2010.

The Company is party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”) pursuant to which the Company has a secured revolving credit facility with borrowing availability of up to $7,500,000 (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by certain assets of the Company pursuant to the terms and subject to the conditions set forth in the Credit Agreement.  See Note 5 – Financing to the Company’s consolidated unaudited financial statements for more information concerning the Credit Facility.

Advances under the Credit Facility will be made pursuant to a Revolving Credit Note executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to .50% in excess of Enterprise Bank & Trust’s prime-rate based interest rate for commercial loans, subject to a minimum annual interest rate of 4.50%.  Advances may be prepaid in whole or in part without premium or penalty.  The prime rate was 3.25% on March 31, 2011.

At March 31, 2011 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

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

During the first nine months of fiscal 2011 the Company has experienced higher prices for raw materials due to increased commodity prices for brass and plastic resins.  Brass cost is driven by higher copper prices, the main component.   These increases have been offset by higher revenues for recycled metals and purchasing initiatives for other components and finished goods.

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

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

At March 31, 2011, the Company did not have any debt outstanding.  The revolving credit facility bears an interest rate using the commercial bank’s prime-rate based interest rate for commercial loans as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at March 31, 2011.  The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2011, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II.     OTHER INFORMATION

Item 6.    Exhibits

(a)	Exhibits:

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

32.2	Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

99.1	Press Release dated May 6, 2011 announcing third quarter earnings*

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

Date: May 6, 2011