Form 10-K
period 2011-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2011-09-27
CIK 874710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year June 30, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to_________

Commission File Number 0-19266

ALLIED HEALTHCARE PRODUCTS, INC.
[Exact name of registrant as specified in its charter]
DELAWARE	25-1370721
(State or other jurisdiction of Incorporation or organization) 1720 Sublette Avenue St. Louis, Missouri (Address of principal executive offices)	(I.R.S. employer identification no.) 63110 (zip code)

Registrant’s telephone number, including area code (314) 771-2400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each class	Name of each exchange on which registered
Common Stock, $.01	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12 b-2). Yes  ☐ No  ☒

As of December 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $19,687,210.

As of September 19, 2011, there were 8,124,386 shares of common stock, $0.01 par value (the “Common Stock"), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement to be filed within 120 days after June 30, 2011 (portion) (Part III)

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

PART I

Item 1.  Business

General

Allied Healthcare Products, Inc. (“Allied”, the “Company”, “we”, or “us”) manufactures a variety of respiratory products used in the health care industry in a wide range of hospital and alternate site settings, including sub-acute care facilities, home health care and emergency medical care. The Company’s product lines include respiratory care products, medical gas equipment and emergency medical products.  The Company believes that it maintains significant market shares in selected product lines.

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

Markets and Products

In fiscal 2011, respiratory care products, medical gas equipment and emergency medical products represented approximately 23%, 53% and 24%, respectively, of the Company’s net sales.  In comparison, in fiscal 2010, respiratory care products, medical gas equipment and emergency medical products represented approximately 24%, 54%, and 22%, respectively, of the Company’s net sales. The Company operates in a single industry segment and its principal products are described in the following table:

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

Sales and Marketing

Allied sells its products primarily to hospitals, hospital equipment dealers, hospital construction contractors, home health care dealers, emergency medical products dealers and others. The Company maintains a sales force of 22 sales professionals, all of whom are full-time employees of the Company.

The sales force includes eight domestic hospital, homecare and emergency specialists, six domestic construction specialists, and four international sales representatives.  A total of four sales managers lead each of the sales groups.  Two product managers are responsible for the marketing activities of our product lines.

The domestic hospital specialists are responsible for sales of all Allied products with the exception of construction products within their territory. Sales of hospital products are accomplished through respiratory care/anesthesia distributors for the regulation devices, suction equipment, respiratory care/anesthesia products and disposable cylinders.   The domestic construction specialists are responsible for sales of all Allied construction products within their territory.  Emergency products are principally sold to ambulance companies, fire departments and emergency medical systems volunteer organizations through specialized emergency medical products distributors.

  Construction products are sold direct to hospital construction contractors and through distributors.

The Company’s international specialists sell all Allied products within their territory.  Allied’s net sales to foreign markets totaled 20% of total net sales in fiscal 2011, 19% in 2010 and 19% 2009.  International sales are made through a network of dealers, agents and U.S. exporters who distribute the Company’s products throughout the world.  Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East.

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

During fiscal year 2011 the research and development group completed upgrades to the construction manifold and cost reductions for the CPAP ventilator circuit.

The group is actively working on other products that were not released during fiscal year 2011.

As part of the agreement relating to the withdrawal of the Baralyme® product in August 2004, Abbott Laboratories agreed to pay to Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.  Allied has pursued development of a new carbon dioxide absorption product, resulting in its new Litholyme® product.  As of June 30, 2011 the Company had been reimbursed $2,150,000 by Abbott.  More detailed information concerning this agreement is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s medical device manufacturing facilities are registered with the FDA, and have received ISO 9001 certification under the Medical Device Directive (MDD - European) for certain products in 1998. The Company’s St. Louis facility is ISO 9000 certified.  The Company is subject to audit by the FDA, International Organization for Standardization (“ISO”), and European auditors for compliance with the Good Manufacturing Practices (“GMP”), the ISO and MDD regulations for medical devices.  These regulations require the Company to manufacture its products and maintain its products and documentation in a prescribed manner with respect to design, manufacturing, testing and control activities.  The Company also is subject to the registration and inspection requirements of state regulatory agencies.

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

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country.  Medical products shipped to the European Community generally require CE certification.   The letters “CE” are an abbreviation of Conformité Européenne, French for European conformity. Whether or not FDA approval has been obtained, approval of a device by a comparable regulatory authority of a foreign country generally must be obtained prior to the commencement of marketing in those countries.  The time required to obtain such approvals may be longer or shorter than that required for FDA approval.  In addition, FDA approval may be required under certain circumstances to export certain medical devices.

The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protections, fire hazard control and disposal of hazardous or potentially hazardous substances.

Patents, Trademarks and Proprietary Technology

 The Company owns and maintains domestic and foreign patents on several products it believes are useful to the business and provide the Company with an advantage over its competitors.  During the fiscal year 2011 the Company continued to pursue patents on the EPV100 Ventilator and a new product design still in research and development.  A United States patent for the Litholyme® carbon dioxide absorbent product was obtained in July 2010 and will expire in 2027.  Patents which expire during the period 2011 to 2027 in the aggregate are believed to be of material importance in the operation of Allied’s  business.  Allied believes that no single patent, except that related to Litholyme®, is material in relation to Allied’s future business as a whole.  Although the expiration of an individual patent may lead to increased competition, other factors such as a competitor’s need to obtain regulatory approvals prior to marketing a competitive product and the nature of the market, may allow Allied to continue to have commercial advantages after the expiration of the patent.

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

Competition

The Company has different competitors within each of its product lines.  Many of the Company’s principal competitors are larger than the Company and have greater financial and other resources.  The Company competes primarily on the basis of price, quality and service.  The Company believes that it is well positioned with respect to product cost, brand recognition, product reliability, and customer service to compete effectively in each of its markets.

Employees

At June 30, 2011, the Company had approximately 313 full-time employees.  Approximately 204 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2012.

Executive Officers of the Registrant

This section provides information regarding the executive officers of the Company who are appointed by and serve at the pleasure of the Board of Directors:

Name	Age	Position

Earl R. Refsland	68	Director, President and Chief Executive Officer (1)
Eldon P. Rosentrater	57	Vice President of Administration & Corporate Planning (2)
Robert B. Harris	54	Vice President of Operations (3)
Daniel C. Dunn	51	Vice President of Finance, Chief Financial Officer, Secretary & Treasurer (4)

(1)	Mr. Refsland has been Director, President and Chief Executive Officer of the Company since September, 1999.

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

Item 1A.  Risk Factors

The Company's business, operations and financial condition are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this annual report on Form 10-K and in the company's other filings with the Securities and Exchange Commission (“SEC”) before making any investment decision with respect to the company's securities. The risks and uncertainties described below may not be the only ones the company faces. Additional risks and uncertainties not presently known by the Company or that the Company currently deems immaterial may also affect the Company's business. If any of these known or unknown risks or uncertainties actually occur or develop, the Company's business, financial condition, and results of operations could change.

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

Costly litigation may be necessary to enforce patents issued to us, to protect trade secrets or “know-how” we own, to defend us against claimed infringement of the rights of others or to determine the ownership, scope, or validity of our proprietary rights and the rights of others. We are currently involved in litigation against Armstrong Medical Ltd., relating to our marketing and sale of Litholyme® and a patent owned by Armstrong Medical regarding a carbon dioxide absorbent for use in anesthesiology.  In this litigation, the Company has challenged the validity of Armstrong Medical’s patent and seeks a declaratory judgment that the marketing and sale of Litholyme® does not infringe Armstrong Medical’s patent.  Armstrong Medical claims that the Company’s marketing and sale of Litholyme® infringes Armstrong’s patent.  See Item 3. Legal Proceedings, below for more detailed information on this litigation.

Any claims of infringement against us, including the litigation with Armstrong Medical, may involve significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent  or delay us from manufacturing, selling, or using our products, including Litholyme®. The occurrence of this litigation or the effect of an adverse determination in any of this type of litigation could have a material adverse effect on our business, financial condition and results of operations.

Our business of manufacturing, marketing, and  selling of medical devices involves the risk of liability claims and such claims could seriously harm our business, particularly if our insurance coverage is inadequate.

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

Substantially all of our receivables are due from homecare providers, distributors, hospitals, and contractors.  Our customers are located throughout the U.S. and around the world.  We record an estimated allowance for uncollectible amounts based primarily on our evaluation of the payment pattern, financial condition, cash flows, and credit history of its customers as well as current industry and economic conditions. Our inability to collect on our trade accounts receivable could substantially reduce our income and have a material adverse effect on our financial condition and results of operations.

Our common stock is thinly traded and its market price may fluctuate widely.

Our common stock is listed on the NASDAQ Global Market but is thinly traded.  As a result, stockholders may not be able to sell shares of common stock on short notice.  Additionally, the market price of our common stock could be subject to significant fluctuations in response to quarter-to-quarter variation in our operating results, announcements of new products or services by us or our competitors, and other events or factors. For example, a shortfall in net sales or net income, or an increase in losses could have an immediate and significant adverse effect on the market price and volume fluctuations that have particularly affected the market prices of many micro and small capitalization companies and that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

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

We are subject to the reporting requirements of federal securities laws, including the Sarbanes-Oxley Act of 2002. Among other requirements, the Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting.  We have, and expect to continue to, expend significant management time and resources maintaining documentation and testing internal control over financial reporting. While management's evaluation as of June 30, 2011 resulted in the conclusion that our internal control over financial reporting was effective as of that date, we cannot predict the outcome of testing in future periods.  If we are not able to continue to comply with the requirements of Section 404 in a timely manner, we could be subject to scrutiny by regulatory authorities, such as the SEC or the NASDAQ Global Market, and the trading price of our stock could decline. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important in helping us to prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

In March 2010, Congress approved, and the President signed into law, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively the "Healthcare Reform Acts"). Among other things, the Healthcare Reform Acts seek to expand health insurance coverage to approximately 32 million uninsured Americans. Many of the significant changes in the Healthcare Reform Acts do not take effect until 2014, including a requirement that most Americans carry health insurance. We expect expansion of access to health insurance to increase the demand for our products and services, but other provisions of the Healthcare Reform Acts could affect us adversely. The Healthcare Reform Acts contain many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid. Beginning in 2013, each medical device manufacturer will have to pay a tax in an amount equal to 2.3% of the price for which the manufacturer sells its medical devices. We manufacture and sell devices that will be subject to this tax. We could be adversely affected by, among other things, changes in the delivery or pricing of or reimbursement for medical devices.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company’s headquarters are located in St. Louis, Missouri and the Company maintains manufacturing facilities in Missouri and New York.  Set forth below is certain information with respect to the Company’s manufacturing facilities at June 30, 2011.

Location	Square Footage (Approximate)	Owned/ Leased	Activities/Products
St. Louis, Missouri	242,000	Owned	Headquarters; medical gas equipment; respiratory care products; emergency medical products

Stuyvesant Falls, New York	30,000	Owned	CO2 absorbent

In addition, the Company owns a 16.8-acre parcel of undeveloped land in Stuyvesant Falls, New York.

Item 3.  Legal Proceedings

In response to a “cease and desist letter” previously received by the Company from Armstrong Medical Ltd., demanding that the Company stop its marketing and sale of Litholyme®, on May 27, 2011 the Company filed a declaratory judgment action in the United States District Court for the Eastern District of Missouri against Armstrong Medical.  The declaratory judgment action challenges the validity of a patent owned by Armstrong Medical regarding a carbon dioxide absorbent for use in anesthesiology on the grounds that such patent is anticipated and obvious in light of material prior art and seeks a declaratory judgment that the Company does not infringe such patent.  On September 15, 2011, Armstrong Medical filed an answer denying the Company’s claims and counterclaiming that the Company’s marketing and sale of Litholyme® infringes Armstrong’s patent.

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

However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition as a whole, though the outcomes could be material to the Company’s operating results for a particular period, depending, in part, upon the operating results for such period.

Item 4. Removed and Reserved

None

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Allied Healthcare Products, Inc. trades on the NASDAQ Global Market under the symbol AHPI.  As of September 2, 2011, there were 165 record owners of the Company’s Common Stock.  The following tables summarize information with respect to the high and low prices for the Company’s Common Stock as listed on the NASDAQ Global Market for each quarter of fiscal 2011 and 2010, respectively.  The Company currently does not pay, and in the most recent fiscal years has not paid, any dividend on its Common Stock.

Common Stock Information

2011	High	Low	2010	High	Low
September quarter	$4.45	$3.19	September quarter	$5.14	$3.50
December quarter	$4.79	$3.44	December quarter	$6.90	$4.50
March quarter	$5.81	$4.00	March quarter	$5.36	$3.28
June quarter	$4.60	$3.85	June quarter	$4.00	$3.43

Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to the Company’s proxy statement for the 2011 annual meeting of stockholders, which will be filed within 120 days after June 30, 2011.

Item 6.  Selected Consolidated Financial Data

(In thousands, except per share data)
Year ended June 30,	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data
Net sales	$46,783	$46,034	$52,073	$56,364	$56,501
Cost of sales	35,781	34,945	40,273	43,006	42,028
Gross profit	11,002	11,089	11,800	13,358	14,473
Impairment of goodwill (2)	-	-	15,980	-	-
Selling, general and administrative expenses	10,594	11,872	13,042	12,085	12,052
Income (loss) from operations	408	(783)	(17,222)	1,273	2,421
Interest expense	-	4	-	20	-
Interest income	(33)	(10)	(60)	(138)	(111)
Other, net	78	117	50	60	(24)
Income (loss) before provision for (benefit from) income taxes	363	(894)	(17,212)	1,331	2,556
Provision for (benefit from) income taxes (1)	159	(294)	(450)	449	914
Net income (loss)	$204	$(600)	$(16,762)	$882	$1,642
Basic earnings (loss) per share	$0.03	$(0.07)	$(2.12)	$0.11	$0.21
Diluted earnings (loss) per share	$0.03	$(0.07)	$(2.12)	$0.11	$0.20
Basic weighted average common shares outstanding	8,107	8,067	7,899	7,884	7,876
Diluted weighted average common shares outstanding	8,125	8,067	7,899	8,120	8,085

(In thousands)
June 30,	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data
Working capital	$18,251	$17,627	$16,987	$18,291	$17,269
Total assets	31,765	32,931	33,234	52,258	51,318
Stockholders' equity	27,159	26,819	26,685	43,339	42,485

(1)	See Note 5 to the June 30, 2011 Consolidated Financial Statements for further discussion of the Company's effective tax rate.
(2)	See Note 13 to the June 30, 2011 Consolidated Financial Statements for further discussion.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company manufactures and markets respiratory products, including respiratory care products, medical gas equipment and emergency medical products.  Set forth below is certain information with respect to amounts and percentages of net sales attributable to respiratory care products, medical gas equipment and emergency medical products for the fiscal years ended June 30, 2011, 2010, and 2009.

Year ended June 30,	Dollars in thousands
	2011
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$10,797	23.1%
Medical gas equipment	24,950	53.3%
Emergency medical products	11,036	23.6%
Total	$46,783	100.0%

	Dollars in thousands
Year ended June 30,	2010
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$11,143	24.2%
Medical gas equipment	24,623	53.5%
Emergency medical products	10,268	22.3%
Total	$46,034	100.0%

	Dollars in thousands
Year ended June 30,	2009
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$12,299	23.6%
Medical gas equipment	29,749	57.1%
Emergency medical products	10,025	19.3%
Total	$52,073	100.0%

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by the various income and expense categories reflected in the Company’s consolidated statement of operations.

Year ended June 30,	2011	2010	2009

Net sales	100.0%	100.0%	100.0%
Cost of sales	76.5	75.9	77.3
Gross profit	23.5	24.1	22.7

Selling, general and administrative expenses	22.6	25.8	25.0
Impairment of goodwill	—	—	30.7
Income (loss) from operations	0.9	(1.7)	(33.1)
Interest income	0.0	0.0	0.1
Other, net	0.2	0.2	0.1
Income (loss) before provision for
(benefit from) income taxes	0.7	(1.9)	(33.1)
Provision for (benefit from) income taxes	0.3	(0.6)	(0.9)
Net income (loss)	0.4%	(1.3)%	(32.2)%

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

Revenue recognition:

Revenue is recognized for all sales, including sales to agents and distributors, at the time products are shipped and title has transferred, provided that a purchase order has been received or a contract executed, there are not uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is reasonably assured.  Sales discounts, returns and allowances are included in net sales, and the provision for doubtful accounts is included in selling, general and administrative expenses.  Net sales do not include sales tax.  Additionally, it is the Company’s practice to include revenues generated from freight billed to customers in net sales with corresponding freight expense included in cost of sales in the consolidated statement of operations. The Company reports sales taxes on sales transactions on a net basis in the Consolidated Statement of Operations, and therefore does not include sales taxes in revenues or costs.

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

The Company does offer limited warranties on its products.  The standard warranty period is one year.  The Company’s cost of providing warranty service for its products for the years ended June 30, 2011, June 30, 2010, and June 30, 2009 was $125,369, $135,032, and $166,651, respectively.  The related liability for warranty service amounted to $83,380 and $95,547 at June 30, 2011 and 2010, respectively.

Inventory reserve for obsolete and excess inventory:

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand.  This analysis considers those identified inventory items to determine, in management’s best estimate, if parts can be used beyond one year, if there are alternate uses or at what values such parts may be disposed for.  At June 30, 2011 and 2010, inventory is recorded net of a reserve for obsolete and excess inventory of $1.4 million and $1.5 million, respectively.

Income taxes:
The Company accounts for income taxes under the FASB Accounting Standards Codification (“ASC”) Topic 740: “Income Taxes.”  Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  In assessing the need for a valuation allowance the Company first considers the reversals of existing temporary deferred tax liabilities and available tax planning strategies.  To the extent these items are not sufficient to cause the realization of deferred tax assets, the Company considers the availability of future taxable income to the extent such income is considered likely to occur based on the Company’s earnings history, current income trends and projections.

Accounts receivable net of allowances:

Accounts receivable are recorded net of an allowance for doubtful accounts, which is determined based on an analysis of past due accounts including accounts placed with collection agencies, and an allowance for returns and credits, which is based on historical analysis of credit memo data and returns.  The Company maintains an allowance for doubtful accounts to reflect the uncollectibility of accounts receivable based on past collection history and specific risks indentified among uncollected accounts.  Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency.  At June 30, 2011 and 2010, accounts receivable is recorded net of allowances of $0.3 million.

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

Valuation of Long-Lived Assets:

The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable.  This assessment is based on management’s expectations and judgments regarding future business and economic conditions, future market values and disposal costs.  Actual results and events could differ significantly from management’s estimates.  Based upon our most recent analysis, we believe that no impairment exists at June 30, 2011.  There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

Self-insurance:

The Company maintains a self-insurance program for a portion of its health care costs.  Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported.  As of June 30, 2011 and 2010, the Company had $229,000 and $300,000, respectively, of accrued liabilities related to health care claims.  In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

Share Based Compensation:

We calculate share based compensation using the Black-Sholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility.  For the twelve-month periods ended June 30, 2011, 2010, and 2009, we recorded $20,000, $648,000 and $27,000, respectively, in share-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated statements of operations.

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

The payments received from Abbott are being recognized into income, as net sales, over the eight-year term of the agreement.  Allied has no further obligations under this agreement which would require the Company to repay these amounts or otherwise impact this accounting treatment.   During the fiscal years ended June 30, 2011, 2010, and 2009, $688,200 was recognized into income as net sales in each year.

A reconciliation of deferred revenue resulting from the agreement with Abbott, with the amounts received under the agreement, and amounts recognized as net sales for fiscal years 2011 and 2010 is as follows:

	Twelve Months ended
	June 30,
	2011	2010

Beginning balance	$1,491,100	$2,179,300

Revenue recognized as net sales	(688,200)	(688,200)

	802,900	1,491,100

Less - Current portion of deferred revenue	(688,200)	(688,200)
	$114,700	$802,900

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

Fiscal 2011 Compared to Fiscal 2010
The Company had income of $0.4 million before taxes for fiscal 2011, compared to a loss of $0.9 million before taxes for fiscal 2010.  The Company recorded an income tax provision of $0.2 million in fiscal 2011, compared to an income tax benefit of $0.3 million in fiscal 2010.

For further discussion of the Company’s income tax calculation please refer to Note 5 of the “Notes to Consolidated Financial Statements”  included in this Form 10-K.

Net sales for fiscal 2011 of $46.8 million were $0.8 million or 1.7% more than net sales of $46.0 million in fiscal 2010.  Domestically, sales increased by $0.3 million dollars.  Internationally, sales increased by $0.5 million.  International business is dependent upon hospital construction projects, and the development of medical facilities in those regions in which the Company operates.  Domestic sales for fiscal 2011 include approximately $0.7 million for the recognition into sales of payments resulting from the agreement with Abbott Laboratories, as discussed below.  For 2010, domestic sales included approximately $0.7 million for the recognition into sales of payments resulting from the agreement with Abbott Laboratories, as well.

The Company believes that it began to see only limited improvement in demand in 2011 following the decreases seen in net sales resulting from the worldwide recession beginning in 2009.  By and large, the Company’s products are considered durable goods.  The Company continues to believe that the purchase of equipment and durable goods and the purchase of equipment by hospitals and municipalities have been cut to meet budgets and conserve cash.  Orders for the Company’s products for the year ended June 30, 2011 of $44.8 million were $0.1 million or 0.2% lower than orders for the year ended June 30, 2010 of $44.9 million. Customer purchase order releases for the year ended June 30, 2011 of $45.0 million were $1.0 million or 2.3% higher than customer purchase order releases of $44.0 million from the prior fiscal year.

As in 2010, sales for the year ended June 30, 2011 included $0.7 million for the recognition into sales of payments resulting from the agreement with Abbott Laboratories to cease production and distribution of Baralyme®.

Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®.  For the year ended June 30, 2011 the Company had carbon dioxide absorbent sales of Carbolime® of $1.3 million dollars, compared with $1.7 million for the year ended June 30, 2010.  Allied has recently introduced a new premium carbon dioxide absorbent, Litholyme®, with a new formulation.   Sales of Litholyme for 2011 were approximately $0.1 million.  There were no sales of Litholyme® for the year ended June 30, 2010.

Respiratory care products sales in fiscal 2011 of $10.8 million were $0.3 million, or 2.7% lower than sales of $11.1 million in the prior year. Included in the sales for respiratory care products is approximately $0.7 million in sales revenue recognized resulting from the agreement to cease the production and distribution of Baralyme®, the same amount as in the prior year.

Medical gas equipment sales, which include construction products, of $25.0 million in fiscal 2011 were approximately $0.4 million, or 1.6% higher than prior year levels of $24.6 million.  Internationally, sales of medical gas equipment in fiscal 2011 were approximately $0.5 million higher than in the prior year.  Domestically, sales of medical gas equipment in fiscal 2011 were $0.2 million lower than in the prior year.

Emergency medical product sales in fiscal 2011 of $11.0 million were $0.7 million or 6.8% higher than fiscal 2010 sales of $10.3 million.  International sales of emergency medical products increased by $0.1 million from the prior year while domestic sales increased by $0.6 million. These sales levels reflect higher orders for the Company’s Emergency Products.  The Company believes that demand for these products, which are largely consumed by local agencies, continues to be impacted by economic conditions as states and municipalities continued to struggle with decreased tax revenues.

International sales, which are included in the product lines discussed above, increased $0.5 million, or 5.8%, to $9.1 million in fiscal 2011 compared to sales of $8.6 million in fiscal 2010.  As discussed above, the Company’s international shipments are dependent on hospital construction projects and the expansion of medical care in those regions.  In fiscal 2011, international shipments of medical gas equipment, including construction products, increased by $0.5 million dollars, and sales of emergency products increased by approximately $0.1 million.  These increases were partially offset by a $0.2 million decrease in the sale of respiratory care products.  The Company believes that international sales continue to be negatively impacted by worldwide business conditions.  The Company has reorganized its international sales force to better take advantage of opportunities going forward.

Gross profit in fiscal 2011 was $11.0 million, or 23.5% of sales, compared to a gross profit of $11.1 million, or 24.1% of sales in fiscal 2010. Gross profit during this period was negatively impacted by approximately $0.7 million in shipping, additional product cost, and other startup cost the Company incurred at its Stuyvesant Falls facility for the production of its carbon dioxide absorbent product lines, primarily in the first two quarters.  Gross profit was favorably impacted by an approximately $0.4 million decrease in fringe benefits including medical expenses for manufacturing department employees.  The Company is self-insured for health care costs and has not changed its fringe benefit plans or providers from the prior year.  The Company believes that the reduction in fringe benefits is primarily due to a reduction in medical claims by employees and their dependents.   Higher commodity prices have led to higher costs for certain raw materials including brass and plastic resins during 2011.  These higher costs for raw materials have been offset by cost reductions on other purchased components, and increased revenue for recycled materials, and cost improvement programs in our principal manufacturing facility in St. Louis.  The Company continues to review the cost of production and seek opportunities to lower those costs.

 The Company invested $0.3 million in capital expenditures in fiscal 2011, $0.3 million in fiscal 2010, and $1.5 million in fiscal 2009 for manufacturing equipment and computer systems, which continue to decrease production costs and improve efficiencies for several product lines.  The Company continues to control cost and actively pursue methods to reduce its costs through automation, and process changes.

Selling, General, and Administrative (“SG&A”) expenses for fiscal 2011 were $10.6 million, compared to SG&A expenses of $11.9 million in fiscal 2010.  Stock option expense decreased from $0.6 million in 2010 to $20,000 in 2011.  During 2010 stock option expense included approximately $0.6 million due to the grant of immediately vested stock options to the Company’s President and CEO.  The Company reduced expenses in other areas of SG&A as well.  Fringe benefits decreased by approximately $0.2 million primarily as a result of lower medical claims.  The Company has not made changes to its medical benefits for employees. Sales commissions and salaries decreased by approximately $0.3 million as a result to changes in commission plans and open positions due to attrition.  In addition, the Company reduced spending for outside consultants and services by approximately $0.3 million as several marketing initiatives were completed during 2010.  These cost decreases were partially offset by a $0.2 million increase in legal expense.

 Interest income in fiscal 2011 was $30,000 compared to interest income of $10,000 in fiscal 2010 due to higher average cash balances.

Net income in fiscal 2011 was $0.2 million or $0.03 per basic and diluted earnings per share, up from a net loss of $0.6 million, or $0.07 loss per basic and diluted earnings per share in fiscal 2010. In 2011, the weighted number of shares used in the calculation of basic earnings per share was 8,107,313, and the number of shares used in diluted earnings per share was 8,124,957.  In 2010, the weighted number of shares used in the calculation of basic and diluted earnings per share was 8,066,740.

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

Respiratory care products sales in fiscal 2010 of $11.1 million were $1.2 million, or 9.8% lower than sales of $12.3 million in the prior year. Included in the sales for respiratory care products is an approximately $0.1 million decrease in the amount recognized resulting from the agreement to cease the production and distribution of Baralyme®. The amount recognized as sales decreased to approximately $0.7 million or $0.1 million less than in the prior year.  Respiratory care products also include the Company’s efforts in the homecare market. The Company continues to develop systems and personnel to improve our sales and marketing efforts and continues to emphasize measures to reduce cost.

Medical gas equipment sales, which include construction products, of $24.6 million in fiscal 2010 were $5.1 million, or 17.1% lower than prior year levels of $29.7 million.  Internationally, sales of medical gas equipment in fiscal 2010 were $1.6 million less than in the prior year.  The remainder of the decrease in sales, of $3.5 million, took place in the domestic market.  The Company does not believe this decrease in sales represents a loss of market share, but a result of  lower total demand and  full-year impact of the recession.

Emergency medical product sales in fiscal 2010 of $10.3 million were $0.3 million or 3.0% higher than fiscal 2009 sales of $10.0 million.  International sales of Emergency medical products increased by $0.1 million from the prior year while domestic sales increased by $0.2 million. Also, orders for the Company’s Emergency Products were $0.3 million higher than the prior year.  The Company believes that demand for these products, which are largely consumed by local agencies, continues to be impacted by economic conditions as states and municipalities continued to struggle with decreased tax revenues.

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

 The Company invested $0.3 million in capital expenditures in fiscal 2010 and $1.5 million in fiscal 2009 for manufacturing equipment and computer systems, which continue to decrease production costs and improve efficiencies for several product lines.  The Company continues to control cost and actively pursue methods to reduce its costs through automation.

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

Financial Condition, Liquidity and Capital Resources

The following table sets forth selected information concerning Allied's financial condition at June 30:

Dollars in thousands	2011	2010	2009
Cash & cash equivalents	$6,513	$5,263	$1,943
Working Capital	$18,251	$17,627	$16,987
Total Debt	$-	$-	$-
Current Ratio	5.06:1	4.32:1	4.36:1

The Company’s working capital was $18.3 million at June 30, 2011 compared to $17.6 million at June 30, 2010.  Cash increased $1.2 million, accrued liabilities decreased by $0.6 million primarily due to the timing of payroll payments, and Accounts Payable decreased by $0.3 million due to lower June purchases than in the prior year.  During fiscal 2011, these increases in working capital were offset by a $0.6 million decrease in inventory.  The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns.  Also, income tax receivable decreased by $0.8 million as the Company received refunds from net operating loss carrybacks.  Accounts receivable was $5.4 million at June 30, 2011, the same as at June 30, 2010.  Accounts receivable as measured in days sales outstanding (“DSO”) is 41 DSO, up slightly from 40 DSO at June, 30, 2010.

The net increase in cash for the fiscal year ended June 30, 2011 was $1.2 million.  The net increase in cash for the fiscal year ended June 30, 2010 was $3.3 million.  Net cash provided by operating activities was $1.5 million for fiscal 2011 compared to net cash provided by operating activities of $3.5 for fiscal 2010.  The increase in cash  from operations in fiscal 2011 from the prior year is due primarily to decreases in income tax receivable and inventory.  The Company filed for and received refunds for net operating loss carrybacks.

Cash flows provided by operating activities for the fiscal year ended June 30, 2010 consisted of a net loss of $0.6 million, supplemented by $1.4 million in non-cash charges to operations for amortization and depreciation, and $0.6 million in a non-cash charge for stock compensation expense. The increase in cash flows from operations in 2010 was primarily due to decreases in inventory.  The decrease in inventory was due to the decrease in sales, as the lower level of sales can be supported with lower levels of inventory.  Cash was used to make capital expenditures of $0.3 million in fiscal 2011 and 2010.

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

The prime rate was 3.25% on June 30, 2011.

At June 30, 2011 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the financial covenants associated with the Credit Facility at June 30, 2011.

The following table summarizes the Company’s contractual obligations at June 30, 2011:
Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Long-Term Debt	-	-	-	-	-

Capital Lease Obligations	-	-	-	-	-

Operating Leases	$430,960	$179,378	$251,582	-	-
Unconditional Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations	-	-	-	-	-
Total Contractual Cash Obligations	$430,960	$179,378	$251,582	$0	$-

Capital expenditures were $0.3 million, $0.3 million and $1.5 million in fiscal 2011, 2010, and 2009, respectively. The Company believes that cash flows from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures of $1.3 million in 2012.

Cash flows from operations may be negatively impacted by decreases in sales, market conditions, and adverse changes in working capital.  In the event that economic conditions were to severely worsen for a protracted period of time, we believe that we will be able to negotiate an amendment and waiver to our existing credit facility or procure a replacement credit facility, and our borrowing capacity under those arrangements will provide sufficient financial flexibility.  The Company would have options available to ensure liquidity in addition to increased borrowing.  Capital expenditures, which are budgeted at $1.3 million for the fiscal year ended June 30, 2012, could be postponed.  At June 30, 2011, the Company had no bank debt.

The Company’s credit facility will be available until it expires on November 14, 2011.  Based on discussions with the Bank, the Company believes it will be able to negotiate an amendment with the Bank extending the term of the credit facility.

Inflation has not had a material effect on the Company's business or results of operations. The Company makes its foreign sales in dollars and, accordingly, sales proceeds are not affected by exchange rate fluctuations, although the effect on its customers does impact the pace of incoming orders.

Seasonality and Quarterly Results

In recent years the Company has not been affected by seasonality, however, in past fiscal years, the Company has experienced moderate seasonal increases in net sales during its second and third fiscal quarters (October 1 through March 31) which in turn have affected net income.  Such seasonal variations were likely attributable to an increase in hospital equipment purchases at the beginning of each calendar year (which coincides with many hospitals’ fiscal years) and an increase in the severity of influenza during winter months.

The following table sets forth selected operating results for the eight quarters ended June 30, 2011.  The information for each of these quarters is unaudited, but includes all normal recurring adjustments which the Company considers necessary for a fair presentation thereof.  These operating results, however, are not necessarily indicative of results for any future period.  Further, operating results may fluctuate as a result of the timing of orders, the Company’s product and customer mix, the introduction of new products by the Company and its competitors, and overall trends in the health care industry and the economy.  While these patterns have an impact on the Company’s quarterly operations, the Company is unable to predict the extent of this impact in any particular period.

Dollars in thousands, except per share data

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Three months ended,	2011	2011	2010	2010	2010	2010	2009	2009
Net sales	$12,102	$11,338	$11,403	$11,941	$11,668	$11,627	$11,415	$11,324

Gross profit	3,034	2,608	2,810	2,551	2,896	2,846	2,945	2,403

Income (loss) from operations	220	114	209	(134)	222	140	45	(1,189)

Net income (loss)	115	60	117	(88)	86	38	22	(745)

Basic earnings (loss) per share	0.01	0.01	0.01	(0.01)	0.01	-	-	(0.09)

Diluted earnings (loss) per share	0.01	0.01	0.01	(0.01)	0.01	-	-	(0.09)

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

On May 27, 2011, the Company filed a declaratory judgment action challenging the validity of a patent owned by Armstrong Medical regarding a carbon dioxide absorbent for use in anesthesiology and seeking a declaratory judgment that the Company does not infringe such patent.  Among other things, the Company has asserted that Armstrong Medical’s patent is invalid as being anticipated and obvious in light of material prior art.  On September 15, 2011 Armstrong Medical, answered, denying the Company’s claims and counterclaiming that the Company’s marketing and sale of Litholyme® infringes Armstrong’s patent.  See Item 3. Legal Proceedings, above for detailed information concerning this litigation.   The Company cannot estimate a possible loss or range of loss for this matter because damages claimed by Armstrong Medical have not been specified and the proceedings are in early stages.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Item 8, Note 2 “Summary of Significant Accounting Policies” for a discussion of recent accounting pronouncements and their impact on our consolidated financial statements, if any.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2011, the Company did not have any debt outstanding.  The revolving credit facility bears an interest rate using the commercial bank’s “floating reference rate” or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at June 30, 2011.  Allied Healthcare Products has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 8.  Financial Statements and Supplementary Data

The following described consolidated financial statements of Allied Healthcare Products, Inc. are included in response to this item:

Report of Independent Registered Public Accounting Firm.

Consolidated Statement of Operations for the fiscal years ended June 30, 2011, 2010 and 2009.

Consolidated Balance Sheet for the fiscal years ended June 30, 2011 and 2010.

Consolidated Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2011, 2010 and 2009.

Consolidated Statement of Cash Flows for the fiscal years ended June 30, 2011, 2010 and 2009.

Notes to Consolidated Financial Statements.

Schedule of Valuation and Qualifying Accounts and Reserves for the years ended June 30, 2011, 2010 and 2009.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Allied Healthcare Products, Inc.

We have audited the accompanying consolidated balance sheet of Allied Healthcare Products, Inc. and subsidiaries (collectively, the Company) as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2011.  In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule of valuation and qualifying accounts and reserves for the years ended June 30, 2011, 2010 and 2009. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Healthcare Products, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ RubinBrown LLP
St. Louis, Missouri
September 27, 2011

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

Year ended June 30,	2011	2010	2009

Net sales	$46,783,436	$46,034,248	$52,072,676
Cost of sales	35,780,657	34,944,714	40,273,089
Gross profit	11,002,779	11,089,534	11,799,587

Selling, general and administrative expenses	10,593,869	11,871,758	13,041,564
Impairment of goodwill	-	-	15,979,830
Income (loss) from operations	408,910	(782,224)	(17,221,807)

Other (income) expenses:
Interest income	(32,733)	(10,168)	(60,277)
Interest expense	66	4,269	-
Other, net	78,150	117,189	50,062
	45,483	111,290	(10,215)

Income (loss) before provision for (benefit from) income taxes	363,427	(893,514)	(17,211,592)
Provision for (benefit from) income taxes	159,019	(293,941)	(449,779)
Net income (loss)	$204,408	$(599,573)	$(16,761,813)

Basic income (loss) per share:	$0.03	$(0.07)	$(2.12)
Diluted income (loss) per share:	$0.03	$(0.07)	$(2.12)
Weighted average shares outstanding – Basic	8,107,313	8,066,740	7,898,782
Weighted average shares outstanding – Diluted	8,124,957	8,066,740	7,898,782

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET

	June 30, 2011	June 30, 2010

ASSETS

Current assets:
Cash and cash equivalents	$6,512,887	$5,263,324
Accounts receivable, net of allowances of $300,000	5,366,860	5,418,253
Inventories, net	10,553,289	11,155,456
Income tax receivable	95,578	877,665
Other current assets	213,745	221,840
Total current assets	22,742,359	22,936,538

Property, plant and equipment, net	8,660,507	9,661,395
Other assets, net	362,480	333,084
Total assets	$31,765,346	$32,931,017

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,644,910	$1,950,446
Other accrued liabilities	1,645,552	2,241,259
Deferred income taxes	512,572	429,699
Deferred revenue	688,200	688,200
Total current liabilities	4,491,234	5,309,604

Deferred revenue	114,700	802,900

Commitments and contingencies (Notes 4 and 9)

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,427,878 and 10,396,878 shares issued at June 30, 2011 and June 30, 2010, respectively; 8,124,386 and 8,093,386 shares outstanding at June 30, 2011 and June 30, 2010, respectively	104,279	103,969
Additional paid-in capital	48,499,103	48,362,922
Accumulated deficit	(712,542)	(916,950)
Less: treasury stock, at cost; 2,303,492 shares at June 30, 2011 and 2010	(20,731,428)	(20,731,428)
Total stockholders' equity	27,159,412	26,818,513
Total liabilities and stockholders' equity	$31,765,346	$32,931,017

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

		Additional
	Common	Paid-in	Retained	Treasury
	Stock	Capital	Earnings (Deficit)	Stock	Total
Balance, July 1, 2008	$101,886	$47,524,084	$16,444,436	$(20,731,428)	$43,338,978

Issuance of common stock	162	80,931	-	-	81,093

Stock based compensation	-	27,034	-	-	27,034

Net income for the year ended June 30, 2009	-	-	(16,761,813)	-	(16,761,813)
Balance, June 30, 2009	102,048	47,632,049	(317,377)	(20,731,428)	26,685,292

Issuance of common stock	1,921	82,947	-	-	84,868

Stock based compensation	-	647,926	-	-	647,926

Net loss for the year ended June 30, 2010	-	-	(599,573)	-	(599,573)
Balance, June 30, 2010	103,969	48,362,922	(916,950)	(20,731,428)	26,818,513

Issuance of common stock	310	115,920	-	-	116,230

Stock based compensation	-	20,261	-	-	20,261

Net loss for the year ended June 30, 2011	-	-	204,408	-	204,408
Balance, June 30, 2011	$104,279	$48,499,103	$(712,542)	$(20,731,428)	$27,159,412

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended June 30,	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$204,408	$(599,573)	$(16,761,813)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,361,684	1,364,923	1,291,777
Impairment of goodwill	-	-	15,979,830
Stock based compensation	20,261	647,926	27,034
Provision for doubtful accounts and sales returns and allowances	20,863	1,655	548
Deferred tax provision	41,232	55,788	219,432
Loss (gain) on disposition of equipment	(4,000)	67,848	8,463

Changes in operating assets and liabilities:
Accounts receivable	30,531	752,529	268,698
Inventories	602,167	1,508,482	(617,488)
Income tax receivable	782,087	59,608	(937,273)
Other current assets	8,095	105,363	67,772
Accounts payable	(305,536)	316,878	(957,236)
Deferred revenue	(688,200)	(688,200)	(688,200)
Other accrued liabilities	(595,708)	(75,302)	(643,776)
Net cash provided by (used in) operating activities	1,477,884	3,517,925	(2,742,232)

Cash flows from investing activities:
Capital expenditures	(348,551)	(337,463)	(1,544,512)
Proceeds from disposal of property, plant and equipment	4,000	54,630	-
Net cash used in investing activities	(344,551)	(282,833)	(1,544,512)

Cash flows from financing activities:
Stock options exercised	103,250	3,469	81,093
Minimum tax withholdings on stock options exercised	-	(406,110)	-
Excess tax benefit from exercise of stock options	12,980	487,509	-
Net cash provided by financing activities	116,230	84,868	81,093

Net increase (decrease) in cash and cash equivalents	1,249,563	3,319,960	(4,205,651)
Cash and cash equivalents at beginning of year	5,263,324	1,943,364	6,149,015
Cash and cash equivalents at end of year	$6,512,887	$5,263,324	$1,943,364

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$66	$4,269	$-
Income taxes	$25,356	$31,039	$658,512

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

Revenue recognition

Revenue is recognized for all sales, including sales to agents and distributors, at the time products are shipped and title has transferred, provided that a purchase order has been received or a contract executed, there are not uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is reasonably assured.  Sales discounts, returns and allowances are included in net sales, and the provision for doubtful accounts is included in selling, general and administrative expenses.  Additionally, it is the Company’s practice to include revenues generated from freight billed to customers in net sales with corresponding freight expense included in cost of sales in the consolidated statement of operations. The Company reports sales taxes on sales transactions on a net basis in the Consolidated Statement of Operations, and therefore does not include sales taxes in revenues or costs.

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

Allied does offer limited warranties on its products.  The standard warranty period is one year.  The Company’s cost of providing warranty service for its products for the years ended June 30, 2011, June 30, 2010, and June 30, 2009 was $125,369, $135,032, and $166,651, respectively.  The related liability for warranty service amounted to $83,380 and $95,547 at June 30, 2011 and 2010, respectively.

Marketing and Advertising Costs

Promotional and advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Statements of Consolidated Operations.  Advertising expenses for the years ended June 30, 2011, 2010 and 2009 were $42,119, $55,504, and $162,284, respectively.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents.

The Company maintains funds in bank accounts that, at times, may exceed the limit insured by the Federal Deposit Insurance Corporation.  The risk of loss attributable to these uninsured balances is mitigated by depositing funds only in high credit quality financial institutions.  The Company has not experienced any losses in such accounts.

Foreign currency transactions

Allied has international sales which are denominated in U.S. dollars, the functional currency for these transactions.

Accounts receivable and concentrations of credit risk

Accounts receivable are recorded at the invoiced amount.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral.  The Company maintains reserves for potential credit losses based on past experience and an analysis of current amounts due, and historically such losses have been within management's expectations.  The Company maintains an allowance for doubtful accounts to reflect the uncollectibility of accounts receivable based on past collection history and specific risks indentified among uncollected accounts.  Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency.  The Company’s customers can be grouped into three main categories: medical equipment distributors, construction contractors and health care institutions.  At June 30, 2011 the Company believes that it has no significant concentration of credit risk.

Inventories

Inventories are stated at the lower of cost, determined using the last-in, first-out (“LIFO”) method, or market.  If the first-in, first-out method (which approximates replacement cost) had been used in determining cost, inventories would have been $2,608,503 and $2,396,583 higher at June 30, 2011 and 2010, respectively. Changes in the LIFO reserve are included in cost of sales.  Cost of sales was reduced by $55,475, $0 and $0 in fiscal 2011, 2010, and 2009 respectively, as a result of LIFO liquidations.  Costs in inventory include raw materials, direct labor and manufacturing overhead.

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand.  The reserve for obsolete and excess inventory was $1,419,420 and $1,476,490 at June 30, 2011 and 2010, respectively.

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

Impairment of long-lived assets

The Company evaluates impairment of long-lived assets under the provisions of ASC Topic 360: “Property, Plant and Equipment.”  ASC 360 provides a single accounting model for long-lived assets to be disposed of and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Under ASC 360, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss will be recognized.  No impairment losses of long-lived assets or identifiable intangibles were recorded by the Company for fiscal years ended June 30, 2011, 2010, and 2009.

Collective Bargaining Agreement

At June 30, 2011, the Company had approximately 313 full-time employees.  Approximately 204 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2012.

Self-insurance

The Company maintains a self-insurance program for a portion of its health care costs.  Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported.  As of June 30, 2011 and 2010, the Company had $229,000 and $300,000 respectively, of accrued liabilities related to health care claims.  In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

Fair value of financial instruments

The Company’s financial instruments consist of cash, accounts receivable and accounts payable. The carrying amounts for cash, accounts receivable and accounts payable approximate their fair value due to the short maturity of these instruments.

Income taxes

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.”  Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  In assessing the need for a valuation allowance the Company first considers the reversals of existing temporary deferred tax liabilities and available tax planning strategies.  To the extent these items are not sufficient to cause the realization of deferred tax assets, the Company considers the availability of future taxable income to the extent such income is considered likely to occur based on the Company’s earnings history, current income trends and projections.

The Company recognizes tax liabilities when, despite the Company’s belief that its tax return positions are supportable, the Company believes that certain positions may not be fully sustained upon review by tax authorities.  Benefits from tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.  To the extent the Company deems it necessary to record a liability for its tax positions, the current portion of the liability is included in income taxes payable and the noncurrent portion is included in other liabilities in consolidated balance sheet.  If upon the final tax outcome of these matters the ultimate liability is different than the amounts recorded, such differences are reflected in income tax expense in the period in which such determination is made.  The Company’s federal tax returns for the fiscal years after 2008 remain subject to examination.  The various states in which the Company is subject to income tax are generally open for the fiscal years 2008 and after.

The Company classifies interest expenses on taxes payable as interest expense. Penalties are classified as a component of other expenses.

Research and development costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses.  Research and development expenses for the years ended June 30, 2011, 2010 and 2009 were $822,978, $858,509, and $917,506, respectively.

Earnings per share

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share are based on the sum of the weighted averaged number of shares of common stock and common stock equivalents outstanding during the year.  The weighted average number of basic shares outstanding for the years ended June 30, 2011, 2010 and 2009 was 8,107,313, 8,066,740 and 7,898,782 shares, respectively. The weighted average number of diluted shares outstanding for the years ended June 30, 2011, 2010 and 2009 was 8,124,957, 8,066,740 and 7,898,782 shares, respectively. The dilutive effect of the Company's employee and director stock option plans are determined by use of the treasury stock method.  Potential common shares not included in the calculation of net loss per share, as their effect would be anti-dilutive, are 0, 57,193 and 273,596 for the years ended June 30, 2011, 2010 and 2009 respectively.

The following information is necessary to calculate earnings per share for the periods presented:

Year ended June 30,	2011	2010	2009

Net income (loss), as reported	$204,408	$(599,573)	$(16,761,813)

Weighted average common shares outstanding	8,107,313	8,066,740	7,898,782
Effect of dilutive stock options	17,644	-	-
Weighted average diluted common shares outstanding	8,124,957	8,066,740	7,898,782

Net income (loss) per common share
Basic	$0.03	$(0.07)	$(2.12)
Diluted	$0.03	$(0.07)	$(2.12)

Employee stock options excluded from computation of diluted income per share amounts because their effect would be anti-dilutive	-	57,193	273,596

Employee stock-based compensation

The company follows the provisions of ASC Topic 718: “Compensation – Stock Compensation”,which sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of the stock options and other equity-based compensation.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The following table summarizes the weighted average assumptions utilized in the Black-Scholes option pricing model for options granted during the fiscal years ended June 30, 2011, 2010 and 2009.

	2011	2010	2009

Weighted-average fair value	$1.98	$1.91	$1.72
Weighted-average volatility	46%	59%	40%
Weighted-average expected life (in years)	6.0	3.0	6.0
Weighted-average risk-free interest rate	1.54%	1.60%	2.75%
Dividend yield	0%	0%	0%

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

Share-based compensation expense included in the statement of operations for the fiscal years ended June 30, 2011, 2010 and 2009 was approximately $20,000, $648,000 and $27,000 respectively.  Unrecognized shared-based compensation cost related to unvested stock options as of June 30, 2011 amounts to approximately $5,000.  The cost is expected to be recognized over the next fiscal year.

The Company recognized income tax benefits for share-based compensation arrangements of approximately $8,000, $259,000 and $11,000 for the years ended June 30, 2011, 2010 and 2009, respectively.

The following table summarizes stock option exercises for the fiscal years ended June 30, 2011, 2010 and 2009.

	2011	2010	2009

Stock options exercised	31,000	543,500	16,250
Total intrinsic value of stock options exercised	$32,450	$1,218,771	$25,281
Cash received from stock option exercises	$103,250	$3,469	$81,093
Tax benefit from stock options exercised	$12,980	$487,509	$10,113

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

In July 2010, the FASB issued guidance expanding disclosure requirements related to receivables. The guidance was issued to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The guidance is for receivables, off-balance sheet credit exposures and foreclosed and repossessed assets. The Company’s summary of significant accounting policies shall now include: (i) basis for accounting for loans, trade receivables, and lease financing (including those classified as held for sale), (ii) method used in determining the lower of cost or fair value of nonmortgage loans held for sale, (iii) classification and method of accounting for interest-only strips, loans and other receivables and (iv) method for recognizing interest income on loan and trade receivables.

In addition, the allowance for credit losses, the allowance for doubtful accounts, and as applicable any unearned income, any unamortized premiums and discounts, and any net unamortized deferred fees and costs, shall be disclosed in the financial statements. The Company adopted this guidance, as required for both interim and annual reporting periods, effective December 15, 2010. The adoption of this guidance does not impact the Company’s consolidated results of operations or financial position. The Company has included its Accounts Receivable policy in Note 2 – Summary of Significant Accounting Policies.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued guidance titled “Disclosures about an Employers Participation in a Multiemployer Plan”.  The guidance requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information about an employer’s involvement in multiemployer pension plans.  The guidance is effective for years ending after December 15, 2011.  Adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

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

The prime rate was 3.25% on June 30, 2011.

At June 30, 2011 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the financial covenants associated with the Credit Facility at June 30, 2011.

4.	Lease Commitments

The Company leases certain of its equipment under non-cancelable operating lease agreements.  Minimum lease payments under operating leases at June 30, 2011 are as follows:

Fiscal Year	Operating Leases

2012	$179,378
2013	141,597
2014	109,985
Total minimum lease payments	$430,960

Rental expense incurred on operating leases in fiscal 2011, 2010, and 2009 totaled $303,079, $275,446 and $355,975 respectively.

5.	Income Taxes

The provision for (benefit from) income taxes consists of the following:

	2011	2010	2009
Current:
Federal	$(38,368)	$(324,691)	$(586,836)
State	156,155	(25,038)	(101,076)
Total current	117,787	(349,729)	(687,912)

Deferred:
Federal	96,079	108,702	203,778
State	(54,847)	(52,914)	34,355
Total deferred	41,232	55,788	238,133
	$159,019	$(293,941)	$(449,779)

 A reconciliation of income taxes, with the amounts computed at the statutory federal rate is as follows:

	2011	2010	2009

Computed tax at federal statutory rate	$123,565	$(303,795)	$(5,851,941)
State income taxes, net of federal tax benefit	42,610	(26,860)	(45,887)
Non deductible goodwill impairment	-	-	5,433,142
Tax exempt income	-	(492)	(17,963)
Non deductible expenses	25,821	26,544	24,870
Federal research credit	(30,000)	-	-
Other, net	(2,977)	10,662	8,000
Total	$159,019	$(293,941)	$(449,779)

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of June 30, 2011 and 2010 are as follows:

	2011		2010
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities

Current:
Bad debts	$40,000	$—	$40,000	$—
Prepaid expenses	—	17,594	—	16,981
Deferred revenue	275,280	—	275,280	—
Accrued liabilities	332,122	—	367,896	—
Inventory	—	1,142,379	—	1,095,894
	647,402	1,159,973	683,176	1,112,875

Non Current:
Depreciation	—	434,968	—	471,117
Net operating loss and credit carryforwards	348,796	—	57,550	—
Intangible assets	—	5,687	—	7,296
Deferred revenue	45,880	—	321,160	—
Accrued pension liability	56,062	—	64,509	—
Stock options	336,272	—	328,167	—
Other	—	24,343	—	12,602
	787,010	464,998	771,386	491,015
Valuation Allowance	—	—	—	—
Total deferred taxes	$1,434,412	$1,624,971	$1,454,562	$1,603,890

The net long term deferred tax asset of $322,013 and $280,371 is included in other assets in the June 30, 2011 and 2010 consolidated balance sheet, respectively.  At June 30, 2011 there were $0.6 million dollars of federal net operating loss carryforwards which will expire in 2030.  In addition, the Company has state tax net operating losses of approximately $2.7 million that expire in varying years up to 2029.

The Company files a federal and multiple state income tax returns.  The Company’s federal and state income tax returns are open for fiscal years ending after June 30, 2008.

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at June 30, 2011 and June 30, 2010.

6.	Employee Retirement Benefits

The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code to certain eligible salaried employees.  Each employee may elect to enter a written salary deferral agreement under which a portion of such employee's pre-tax earnings may be contributed to the plan.

During the fiscal years ended June 30, 2011, 2010 and 2009, the Company made contributions of $245,628, $252,858, and $272,931, respectively.

The Company contributed $369,195, $367,581 and $426,547 for the years ended June 30, 2011, 2010 and 2009, respectively, to a multi-employer plan based upon fixed amounts per month per employee as described in union agreements.  The Company has received information that the multi-employer pension plan is underfunded but has received no information  to determine its proportional share of unfunded benefits, if any, under the plan.

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

Upon stock-settled compensation exercises and awards, the Company issues new shares of Common Stock.

A summary of stock option transactions in fiscal 2009, 2010 and 2011, respectively, pursuant to the Employee Plans and the Directors Plans is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

June 30, 2008	715,750	$2.62
Options Granted	6,000	$4.05
Options Exercised	(16,250)	$4.99
Options Forfeited or Expired	(15,000)	$5.25
June 30, 2009	690,500	$2.52	1.2	$1,312,131

June 30, 2009	690,500	$2.52
Options Granted	326,000	$4.26
Options Exercised	(543,500)	$2.00
Options Forfeited or Expired	0	$0.00
June 30, 2010	473,000	$4.32	4.8	$18,140

June 30, 2010	473,000	$4.32
Options Granted	6,000	$4.34
Options Exercised	(31,000)	$3.33
Options Forfeited or Expired	0	$0.00
June 30, 2011	448,000	$4.38	4.2	$21,900
Exercisable at June 30, 2011	439,500	$4.38	4.1	$21,900

The following table provides additional information for options outstanding and exercisable at June 30, 2011:

Options Outstanding

Range of Exercise Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
2.90 - 4.24	41,000	1.6 years	$3.51
4.25 - 4.25	320,000	4.2 years	$4.25
4.26 - 6.99	87,000	5.3 years	$5.29

$2.90 - 6.99	448,000	4.2 years	$4.38

Options Exercisable

Range of Exercise Prices	Number	Weighted Average Exercise Price

2.90 - 4.24	41,000	$3.51
4.25 - 4.25	320,000	$4.25
4.26 - 6.99	78,500	$5.36

$2.90 - 6.99	439,500	$4.38

See Note 2 for discussion of accounting for stock awards and related fair value disclosures.

8.    Supplemental Balance Sheet Information

		June 30,
		2011	2010
Inventories
Work in progress		$820,586	$802,550
Component parts		7,858,862	7,984,369
Finished goods		3,293,261	3,845,027
Reserve for obsolete and excess inventory		(1,419,420)	(1,476,490)
		$10,553,289	$11,155,456

	Estimated
	Useful Life
	(years)
Property, plant and equipment
Machinery and equipment	3-10	$11,528,855	$11,251,658
Buildings	28-35	12,222,170	12,203,870
Land and land improvements	5-7	934,216	934,216

Total property, plant and equipment at cost		24,685,241	24,389,744
Less accumulated depreciation and amortization		(16,024,734)	(14,728,349)
		$8,660,507	$9,661,395

Depreciation expense was $1.3 million, $1.4 million, and $1.3 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

Other accrued liabilities
Accrued compensation expense		$1,162,392	$1,553,772
Customer deposits		253,199	377,371
Other		229,961	310,116
		$1,645,552	$2,241,259

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

Stuyvesant Falls Power Litigation.  The Company is currently involved in litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”) and other parties, which provides electrical power to the Company’s facility in Stuyvesant Falls, New York.  In fiscal year 2011, Niagara began sending invoices to the Company for electricity used at the Company’s Stuyvesant Falls plant.  The Company maintains in its defense of the lawsuit that it is entitled to a certain amount of free electricity based on covenants running with the land which have been honored for more than a century.  Niagara’s attempts to collect such invoices were stopped in December 2010 by a temporary restraining order, although a court has not yet ruled on the merits of all of Niagara’s claims.  Among other things, Niagara seeks approximately $469,000, which it alleges represents the value of electricity provided prior to the commencement of litigation going back to 2003.  As of June 30, 2011, the Company has not recorded a provision for this matter as management intends to vigorously defend this allegation and believes the payment of this claim is not probable.  The Company believes, however, that any liability it may incur would not have a material adverse effect on its financial condition or its result of operations.

Armstrong Medical Infringement Litigation.  The Company is currently involved in litigation against Armstrong Medical Ltd., relating to the Company’s marketing and sale of Litholyme® and a patent owned by Armstrong Medical regarding a carbon dioxide absorbent for use in anesthesiology.  In this litigation, the Company asserts that Armstrong Medical’s patent is invalid as being anticipated and obvious in light of material prior art and seeks a declaratory judgment that the marketing and sale of Litholyme® does not infringe Armstrong Medical’s patent.  Armstrong Medical has denied the Company’s claims and counterclaimed for infringement.  As of June 30, 2011, the Company cannot estimate a loss or range of loss for this matter because damages claimed by Armstrong Medical have not been specified and the proceedings are in early stages.

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

Sales by Region

	2011	2010	2009

Domestic United States	$37,634,627	$37,337,662	$41,932,370
Europe	1,721,779	1,390,631	1,272,728
Canada	668,430	676,428	1,136,094
Latin America	3,427,960	3,326,792	4,426,046
Middle East	911,401	512,744	1,207,774
Far East	2,296,635	2,545,353	1,941,170
Other International	122,604	244,638	156,494
	$46,783,436	$46,034,248	$52,072,676

Sales by Product

	2011	2010	2009

Respiratory care products	$10,796,923	$11,142,890	$12,299,343
Medical gas equipment	24,949,906	24,623,684	29,748,758
Emergency medical products	11,036,607	10,267,674	10,024,575
	$46,783,436	$46,034,248	$52,072,676

11.    Quarterly Financial Data (unaudited)

Summarized quarterly financial data for fiscal 2011 and 2010 appears below (all amounts in thousands except per share amounts):

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Three months ended,	2011	2011	2010	2010	2010	2010	2009	2009
Net sales	$12,102	$11,338	$11,403	$11,941	$11,668	$11,627	$11,415	$11,324

Gross profit	3,034	2,608	2,810	2,551	2,896	2,846	2,945	2,403

Income (loss) from operations	220	114	209	(134)	222	140	45	(1,189)

Net income (loss)	115	60	117	(88)	86	38	22	(745)

Basic earnings (loss) per share	0.01	0.01	0.01	(0.01)	0.01	-	-	(0.09)

Diluted earnings (loss) per share	0.01	0.01	0.01	(0.01)	0.01	-	-	(0.09)

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

The initial payment of $1,530,000 from Abbott was received on September 30, 2004.  The agreement required Abbott to pay Allied $600,000 for reimbursement of Allied’s cost incurred in connection with withdrawal of Baralyme® from the market, the disposal of such product, and severance payments payable as a result of such withdrawal.  The payments by Abbott have been included in net sales, in accordance with ASC Topic 605: “Revenue Recognition.” The Company is the primary obligor in the arrangement.  It has sole authority to determine the method of withdrawal of Baralyme® and discretion in such matters as employee layoffs, disposal methods, and customer communications regarding the sale of replacement products.  The costs of executing the withdrawal are the sole responsibility of the Company.

The payments received from Abbott are being recognized into income, as net sales, over the eight-year term of the agreement.  Allied has no further obligations under this agreement which would require the Company to repay these amounts or otherwise impact this accounting treatment.  During the fiscal years ended June 30, 2011, 2010, and 2009, $688,200 was recognized into income as net sales in each year.

A reconciliation of deferred revenue resulting from the agreement with Abbott, with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Twelve Months ended
	June 30,
	2011	2010

Beginning balance	$1,491,100	$2,179,300

Revenue recognized as net sales	(688,200)	(688,200)

	802,900	1,491,100

Less - Current portion of deferred revenue	(688,200)	(688,200)
	$114,700	$802,900

In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of June 30, 2011, $2,150,000 has been received as a result of product development activities.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and that such in formation is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In connection with our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as required under Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

(b) Internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, which is defined as a process designed by, or under supervision of, our principal executive and principle financial officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that, as of June 30, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

There were no changes to the Company’s internal controls over financial reporting during the fourth quarter that have materially effected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

A list of our executive officers and biographical information appears at the end of Item 1, in Part I of this report.  A definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after June 30, 2011.  The information required by this item is set forth under the caption “Election of Directors”, under the caption “Executive Officers”, and under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement, which information is incorporated herein by reference thereto.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

None

 Item 14.  Principal Accounting Fees and Services

The information required by this item will appear in the section entitled “Audit Fees” included in the definitive proxy statement relating to the 2011 Annual Meeting of stockholders and such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

1.  Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are included in response to Item 8:

Consolidated Statement of Operations for the years ended June 30, 2011, 2010, and 2009

Consolidated Balance Sheet at June 30, 2011 and 2010

Consolidated Statement of Changes in Stockholders’ Equity for the years ended June 30, 2011, 2010 and 2009

Consolidated Statement of Cash Flows for the years ended June 30, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.   Financial Statement Schedule

Valuation and Qualifying Accounts and Reserves for the Years Ended June 30, 2011, 2010 and 2009

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
President and Chief Executive Officer

/S/ Daniel C. Dunn
Daniel C. Dunn
Vice President, Chief Financial Officer, and Secretary

Dated:  September 27, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 27th, 2011.

Signatures	Title

*	Chairman of the Board
John D. Weil

*	President, Chief Executive Officer and Director (principal Executive Officer)
Earl R. Refsland

*	Director
William A. Peck

*
Joseph Root	Director

*
Judy Graves.	Director

* By:	/s/ Earl R. Refsland
Earl R. Refsland
Attorney-in-Fact

* Such signature has been affixed pursuant to the following Power of Attorney.

ALLIED HEALTHCARE PRODUCTS, INC.
RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
	Balance at	Charged to	Charged to
	beginning of	costs	other accounts -		Deductions -		Balance at end
Description	period	and expenses	describe		describe		of period

For the Year Ended June 30, 2011

Accounts Receivable
Allowances	$(300,000)	$(20,863)			$20,863	(1)	$(300,000)

Inventory Allowance
For Obsolescence
And Excess Quantities	$(1,476,490)	$(120,000)	$(28,291	) (3)	$205,361	(2)	$(1,419,420)

For the Year Ended June 30, 2010

Accounts Receivable
Allowances	$(300,000)	$(1,655)			$1,655	(1)	$(300,000)

Inventory Allowance
For Obsolescence
And Excess Quantities	$(1,347,648)	$(120,000)	$(97,138	) (3)	$88,296	(2)	$(1,476,490)

For the Year Ended June 30, 2009

Accounts Receivable
Allowances	$(300,000)	$(548)			$548	(1)	$(300,000)

Inventory Allowance
For Obsolescence
And Excess Quantities	$(1,299,483)	$(145,701)	$(50,553	) (3)	$148,089	(2)	$(1,347,648)

(1)	Decrease due to bad debt write-offs and recoveries.

(2)	Decrease due to disposal of obsolete inventory.

(3)
Increase due to inventory revaluation. The other account charged as a result of this revaluation was inventory before reserves.  This did not result in a change to our net inventory or net income(loss).

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
10.2         Employee Stock Purchase Plan (filed as Exhibit 10(3) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated by reference)

10.3         Allied Healthcare Products, Inc. 1994 Employee Stock Option Plan (filed with the Commission as Exhibit 10(39) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference)

10.4         Allied Healthcare Products, Inc. 1995 Directors Non-Qualified Stock Option Plan (filed with the Commission as Exhibit 10(25) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference)

10.5         Allied Healthcare Products, Inc. Amended 1994 Employee Stock Option Plan (filed with the Commission as Exhibit 10(28) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference)

10.6         Form of Indemnification Agreement with officers and directors (filed with the Commission as Exhibit 10.22 to the 2002 Form 10-K and incorporated herein by reference).

10.7         Amended and restated Employment Agreement dated December 21, 2009 by and between Allied Healthcare Products, Inc. and Earl Refsland (incorporated by reference to 10-Q filed May 7, 2010)

10.7.1 Change of Control Agreement Employment Agreement dated March 16, 2007 by and between Allied Healthcare Products, Inc. and certain executive officers (incorporated by reference to 8-K filed March 16, 2007 with event date of March 16, 2007)

10.8         Allied Healthcare Products, Inc. 1999 Incentive Stock Plan (filed with the Commission as Exhibit 10(26) to the 1999 Form 10-K and incorporated herein by reference)

10.9         Allied Healthcare Products, Inc. 2009 Incentive Stock Plan (filed with Commission as Appendix A to the 2009 Proxy Statement on Schedule 14A)

10.10       Loan and Security Agreement dated November 17, 2009 by and between the Company and Enterprise Bank & Trust, including Revolving Credit Note (incorporated by reference to 8-K filed November 18, 2009 with event date of November 13, 2009)

10.11       Agreement dated August 27, 2004 between Allied Healthcare Products, Inc and Abbott Laboratories, Inc. (incorporated by reference to 8-K filed August 30, 2004 with event date of August 27, 2004)

21            Subsidiaries of the Registrant  (filed with the Commission as Exhibit 21 to the 2000 Form 10-K)

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