Form 10-Q
period 2011-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2011-11-08
CIK 874710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2011

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
Yes   ☐   No   ☒

The number of shares of common stock outstanding at November 4, 2011 is 8,124,386 shares.

INDEX
			Page
			Number
Part I –	Financial Information
	Item 1.	Financial Statements
		Consolidated Statement of Operations - Three months ended September 30, 2011 and 2010 (Unaudited)	3

		Consolidated Balance Sheet - September 30, 2011 (Unaudited) and June 30, 2011	4 - 5

		Consolidated Statement of Cash Flows - Three months ended September 30, 2011 and 2010 (Unaudited)	6

		Notes to Consolidated Financial Statements	7 – 11

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 14

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	14

	Item 4.	Controls and Procedures	14-15

Part II -	Other Information

	Item 1.	Legal Proceedings	15

	Item 6.	Exhibits	15

		Signature	16

SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, and specific matters which relate directly to the Company's operations and properties as discussed in the Company’s annual report on Form 10-K for the year ended June 30, 2011.  The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended
	September 30,
	2011	2010

Net sales	$11,395,008	$11,940,733
Cost of sales	8,988,991	9,390,006
Gross profit	2,406,017	2,550,727

Selling, general and administrative expenses	2,634,089	2,684,576
Loss from operations	(228,072)	(133,849)

Other (income) expenses:
Interest income	(8,994)	(7,475)
Interest expense	336	66
Other, net	14,405	15,100
	5,747	7,691

Loss before benefit from income taxes	(233,819)	(141,540)
Benefit from income taxes	(88,851)	(53,785)
Net loss	$(144,968)	$(87,755)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	8,124,386	8,093,386

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
ASSETS

	(Unaudited)
	September 30,	June 30,
	2011	2011

Current assets:
Cash and cash equivalents	$6,164,178	$6,512,887
Accounts receivable, net of allowances of $300,000	5,146,927	5,366,860
Inventories, net	10,752,057	10,553,289
Income tax receivable	187,728	95,578
Other current assets	456,015	213,745

Total current assets	22,706,905	22,742,359

Property, plant and equipment, net	8,855,578	8,660,507
Other assets, net	359,420	362,480

Total assets	$31,921,903	$31,765,346

See accompanying Notes to Consolidated Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
(CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	September 30,	June 30,
	2011	2011

Current liabilities:
Accounts payable	$1,796,735	$1,644,910
Other accrued liabilities	1,961,130	1,645,552
Deferred income taxes	508,457	512,572
Deferred revenue	630,850	688,200
Total current liabilities	4,897,172	4,491,234

Deferred revenue	-	114,700

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,427,878 shares issued at September 30, 2011 and June 30, 2011; 8,124,386 shares outstanding at September 30, 2011 and June 30, 2011	104,279	104,279
Additional paid-in capital	48,509,390	48,499,103
Accumulated deficit	(857,510)	(712,542)
Less treasury stock, at cost; 2,303,492 shares at September 30, 2011 and June 30, 2011	(20,731,428)	(20,731,428)
Total stockholders' equity	27,024,731	27,159,412
Total liabilities and stockholders' equity	$31,921,903	$31,765,346

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three months ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(144,968)	$(87,755)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	306,848	376,517
Stock based compensation	10,287	7,026
Provision for doubtful accounts and sales returns and allowances	1,901	14,188
Deferred taxes	(4,116)	(2,810)

Changes in operating assets and liabilities:
Accounts receivable	218,032	(213,559)
Inventories	(198,768)	200,547
Income tax receivable	(92,150)	12,636
Other current assets	(242,270)	5,359
Accounts payable	151,825	236,058
Deferred revenue	(172,050)	(172,050)
Other accrued liabilities	315,578	(253,303)
Net cash provided by operating activities	150,149	122,854

Cash flows from investing activities:
Capital expenditures	(498,858)	(47,430)
Net cash used in investing activities	(498,858)	(47,430)

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	(348,709)	75,424
Cash and cash equivalents at beginning of period	6,512,887	5,263,324
Cash and cash equivalents at end of period	$6,164,178	$5,338,748

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Allied Healthcare Products, Inc. (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included.  Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.  These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance titled “Revenue Recognition – Multiple Deliverable Revenue Arrangements” (Accounting Standards Update 2009-13), which requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. This guidance is applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This guidance became effective for the Company in the quarter ended September 30, 2010, and its adoption did not have a significant effect on the Company’s consolidated financial statements.

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

2.  Inventories

Inventories are comprised as follows:

	September 30, 2011	June 30, 2011

Work-in progress	$983,008	$820,586
Component parts	7,581,123	7,858,862
Finished goods	3,590,456	3,293,261
Reserve for obsolete and excess inventory	(1,402,530)	(1,419,420)
	$10,752,057	$10,553,289

3.  Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period.  Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of basic and diluted shares outstanding for the three months ended September 30, 2011 and 2010 were 8,124,386 and 8,093,386, respectively.

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

Stuyvesant Falls Power Litigation.  The Company is currently involved in litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”) and other parties, which provides electrical power to the Company’s facility in Stuyvesant Falls, New York.  In fiscal year 2011, Niagara began sending invoices to the Company for electricity used at the Company’s Stuyvesant Falls plant.  The Company maintains in its defense of the lawsuit that it is entitled to a certain amount of free electricity based on covenants running with the land which have been honored for more than a century.  Niagara’s attempts to collect such invoices were stopped in December 2010 by a temporary restraining order, although a court has not yet ruled on the merits of all of Niagara’s claims.  Among other things, Niagara seeks approximately $469,000, which it alleges represents the value of electricity provided prior to the commencement of litigation going back to 2003.  As of September 30, 2011, the Company has not recorded a provision for this matter as management intends to vigorously defend this allegation and believes the payment of this claim is not probable.  The Company believes, however, that any liability it may incur would not have a material adverse effect on its financial condition or its result of operations.

Armstrong Medical Infringement Litigation.  The Company is currently involved in litigation against Armstrong Medical Ltd., relating to the Company’s marketing and sale of Litholyme® and a patent owned by Armstrong Medical regarding a carbon dioxide absorbent for use in anesthesiology.  In this litigation, the Company asserts that Armstrong Medical’s patent is invalid as being anticipated and obvious in light of material prior art and seeks a declaratory judgment that the marketing and sale of Litholyme® does not infringe Armstrong Medical’s patent.  Armstrong Medical has denied the Company’s claims and counterclaimed for infringement.  As of September 30, 2011, the Company cannot estimate a loss or range of loss for this matter because damages claimed by Armstrong Medical have not been specified and the proceedings are in early stages.

5.  Financing

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

The prime rate was 3.25% on September 30, 2011.

At September 30, 2011 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the financial covenants associated with the Credit Facility at September 30, 2011.

6.  Baralyme® Agreement

A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories (“Abbott”), with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Three Months ended
	September 30,
	2011	2010

Beginning balance	$802,900	$1,491,100

Revenue recognized as net sales	(172,050)	(172,050)

	630,850	1,319,050

Less - Current portion of deferred revenue	(630,850)	(688,200)
	$-	$630,850

In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents.  As of September 30, 2011, $2,150,000 has been received as a result of product development activities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Allied had net sales of $11.4 million for the three months ended September 30, 2011, down $0.5 million from net sales of $11.9 million in the prior year same quarter. Domestic sales were down 4.1% while international sales, which represented 18.4% of first quarter sales, were down 6.7% from the prior year same quarter.

Sales for the three months ended September 30, 2011 include $172,050 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®.  Income from the agreement will continue to be recognized at $57,350 per month until the expiration of the agreement in August 2012.  Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®.  The Company ceased the sale of Baralyme® on August 27, 2004.

Orders for the Company’s products for the three months ended September 30, 2011 of $11.2 million were $0.6 million or 5.1% lower than orders for the prior year same quarter of $11.8 million.  Domestic orders are down 11.7% over the prior year same quarter while international orders, which represented 21.5% of first quarter orders, were 29.2% higher than orders for the prior year same quarter. The Company continues to reorganize efforts to more effectively reach international markets.  The decrease in domestic orders is the result of a decrease in government orders from the prior year. The Company does not believe this fluctuation in government orders represents a decrease in market share. The Company continues to believe that orders have been negatively impacted by the slow recovery of the economy.  Orders remain below pre-recession levels.

Gross profit for the three months ended September 30, 2011 was $2.4 million, or 21.1% of net sales, compared to $2.6 million, or 21.8% of net sales, for the three months ended September 30, 2010.  Gross profit, as a percentage of sales, was negatively impacted by higher market prices for raw materials including brass and thermoplastic resins.  These cost increases were partially offset by manufacturing improvements.

Selling, general and administrative expenses for the three months ended September 30, 2011 were $2.6 million compared to selling, general and administrative expenses of $2.7 million for the three months ended September 30, 2010.  This decrease is due to, among other things, decreases in fringe benefit expense and sales commissions compared to the same quarter of the prior year.  These decreases were largely offset by higher legal and recruiting costs.

Loss from operations was $228,072 for the three months ended September 30, 2011 compared to loss from operations of $133,849 for the three months ended September 30, 2010.  Allied had loss before benefit from income taxes in the first quarter of fiscal 2011 of $233,819 compared to loss before benefit from income taxes in the first quarter of fiscal 2010 of $141,540.

Net loss for the first quarter of fiscal 2012 was $144,968 or $0.02 per basic and diluted share compared to net loss of $87,755 or $0.01 per basic and diluted share for the first quarter of fiscal 2011.  The weighted average number of basic and diluted shares outstanding for the three months ended September 30, 2011 and 2010 were 8,124,386 and 8,093,386, respectively.

Liquidity and Capital Resources

The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

The Company’s working capital was $17.8 million at September 30, 2011 compared to $18.3 million at June 30, 2011.  Cash decreased $0.3 million, accounts payable increased by $0.2 million, accrued liabilities increased $0.3 million and accounts receivable decreased $0.2 million.  Accounts receivable as measured in days of sales outstanding (“DSO”) was 41 DSO at September 30, 2011; unchanged from June 30, 2011.  At September 30, 2011 these decreases in working capital were offset by an increase in other current assets of $0.2 million and an increase in inventory of $0.2 million.  The increase in other current assets is a result of prepayment of the Company’s insurance premiums.

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

Advances under the Credit Facility will be made pursuant to a Revolving Credit Note executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to .50% in excess of Enterprise Bank & Trust’s prime-rate based interest rate for commercial loans, subject to a minimum annual interest rate of 4.50%.  Advances may be prepaid in whole or in part without premium or penalty.  The prime rate was 3.25% on September 30, 2011.

At September 30, 2011 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

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

During the first three months of fiscal 2012 the Company has experienced higher prices for raw materials due to increased commodity prices for brass and thermoplastic resins.  Brass cost is driven by higher copper prices, the main component.   These increases have been partially offset by higher revenues for recycled metals and purchasing initiatives for other components and finished goods.

Litigation and Contingencies

The Company becomes, from time to time, a party to personal injury litigation arising out of incidents involving the use of its products. The Company believes that any potential judgments resulting from these claims over its self-insured retention will be covered by the Company’s product liability insurance.

Recently Issued Accounting Guidance

The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect the Company’s reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

See Note 1 – Summary of Significant Accounting and Reporting Policies for more information on recent accounting pronouncements and their impact, if any, on the Company’s consolidated financial statements. Management believes there have been no material changes to our critical accounting policies.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

At September 30, 2011, the Company did not have any debt outstanding.  The revolving credit facility bears an interest rate using the commercial bank’s prime-rate based interest rate for commercial loans as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at September 30, 2011.  The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2011, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 6.  Exhibits

(a)	Exhibits:

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

32.2	Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

99.1	Press Release dated November 8, 2011 announcing first quarter earnings*

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, is formatted in XBRL interactive data files: (i) Consolidated Statement of Operations for the three months ended September 30, 2011 and 2010; (ii) Consolidated Balance Sheet at September 30, 2011, and June 30, 2011; (iii) Consolidated Statement of Cash Flows for the three months ended September 30, 2011 and 2010; and (iv) Notes to Financial Statements.**

*Notwithstanding any incorporation of this Quarterly Report on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.

** As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED HEALTHCARE PRODUCTS, INC.

/s/ Daniel C. Dunn
Daniel C. Dunn
Chief Financial Officer

Date: November 8, 2011