Form 10-Q
period 2011-12-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2012-02-13
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2011

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

Yes  ☐    No   ☒

The number of shares of common stock outstanding at January 31, 2012 is 8,124,386 shares.

INDEX

			Page
			Number
Part I –	Financial Information
	Item 1.	Financial Statements
		Consolidated Statement of Operations - Three and six months ended December 31, 2011 and 2010 (Unaudited)	3

		Consolidated Balance Sheet - December 31, 2011 (Unaudited) and June 30, 2011	4 - 5

		Consolidated Statement of Cash Flows - Six months ended December 31, 2011 and 2010 (Unaudited)	6

		Notes to Consolidated Financial Statements	7 – 11

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 16

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	16

	Item 4.	Controls and Procedures	16

Part II -	Other Information

	Item 1.	Legal Proceedings	17

	Item 1A.	Risk Factors	17

	Item 6.	Exhibits	17

		Signature	19

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010

Net sales	$10,681,395	$11,402,681	$22,076,403	$23,343,414
Cost of sales	7,946,458	8,592,712	16,935,449	17,982,718
Gross profit	2,734,937	2,809,969	5,140,954	5,360,696

Selling, general and administrative expenses	2,693,894	2,600,734	5,327,983	5,285,310
Income (loss) from operations	41,043	209,235	(187,029)	75,386

Interest income	(7,297)	(8,067)	(16,292)	(15,542)
Interest expense	-	-	336	66
Other, net	11,743	28,410	26,149	43,509
	4,446	20,343	10,193	28,033

Income (loss) before provision for (benefit from) income taxes	36,597	188,892	(197,222)	47,353
Provision for (benefit from) income taxes	13,907	71,779	(74,944)	17,994
Net income (loss)	$22,690	$117,113	$(122,278)	$29,359

Basic earnings (loss) per share	$0.00	$0.01	$(0.02)	$0.00

Diluted earnings (loss) per share	$0.00	$0.01	$(0.02)	$0.00

Weighted average shares outstanding - basic	8,124,386	8,098,366	8,124,386	8,095,876

Weighted average shares outstanding - diluted	8,124,834	8,119,386	8,124,386	8,114,724

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET

ASSETS

	(Unaudited)
	December 31,	June 30,
	2011	2011

Current assets:
Cash and cash equivalents	$6,251,364	$6,512,887
Accounts receivable, net of allowances of $300,000	4,211,786	5,366,860
Inventories, net	11,072,733	10,553,289
Income tax receivable	169,507	95,578
Other current assets	503,979	213,745
Total current assets	22,209,369	22,742,359

Property, plant and equipment, net	8,952,244	8,660,507
Other assets, net	356,359	362,480
Total assets	$31,517,972	$31,765,346

See accompanying Notes to Consolidated Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	December 31,	June 30,
	2011	2011

Current liabilities:
Accounts payable	$2,027,981	$1,644,910
Other accrued liabilities	1,468,468	1,645,552
Deferred income taxes	503,894	512,572
Deferred revenue	458,800	688,200
Total current liabilities	4,459,143	4,491,234

Deferred revenue	-	114,700

Commitments and contingencies (note 4)

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,427,878 shares issued at December 31, 2011 and June 30, 2011; 8,124,386 shares outstanding at December 31, 2011 and June 30, 2011	104,279	104,279
Additional paid-in capital	48,520,798	48,499,103
Accumulated deficit	(834,820)	(712,542)
Less treasury stock, at cost; 2,303,492 shares at
December 31, 2011 and June 30, 2011	(20,731,428)	(20,731,428)
Total stockholders' equity	27,058,829	27,159,412
Total liabilities and stockholders' equity	$31,517,972	$31,765,346

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months ended
	December 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$(122,278)	$29,359
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	627,378	753,032
Stock based compensation	21,695	11,659
Provision for doubtful accounts and sales returns and allowances	17,030	19,713
Deferred taxes	(8,678)	(4,663)

Changes in operating assets and liabilities:
Accounts receivable	1,138,044	1,173,565
Inventories	(519,444)	(268,477)
Income tax receivable	(73,929)	66,318
Other current assets	(290,234)	(15,795)
Accounts payable	383,071	172,964
Deferred revenue	(344,100)	(344,100)
Other accrued liabilities	(177,084)	(587,740)
Net cash provided by operating activities	651,471	1,005,835

Cash flows from investing activities:
Capital expenditures	(912,994)	(100,622)
Net cash used in investing activities	(912,994)	(100,622)

Cash flows from financing activities:
Stock options exercised	-	62,484
Excess tax benefit from exercise of stock options	-	8,405
Net cash provided by financing activities	-	70,889

Net (decrease) increase in cash and cash equivalents	(261,523)	976,102
Cash and cash equivalents at beginning of period	6,512,887	5,263,324
Cash and cash equivalents at end of period	$6,251,364	$6,239,426

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

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance titled “Revenue Recognition – Multiple Deliverable Revenue Arrangements”, which requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. This guidance is applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This guidance became effective for the Company in the quarter ended September 30, 2010, and its adoption did not have a significant effect on the Company’s consolidated financial statements.

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

In addition, the allowance for credit losses, the allowance for doubtful accounts, and as applicable any unearned income, any unamortized premiums and discounts, and any net unamortized deferred fees and costs, shall be disclosed in the financial statements. The Company adopted this guidance, as required for both interim and annual reporting periods, for the quarter ended December 31, 2010. The adoption of this guidance does not impact the Company’s consolidated results of operations or financial position. The Company has included its Accounts Receivable policy in Note 2 – Summary of Significant Accounting Policies.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued guidance titled “Disclosures about an Employers Participation in a Multiemployer Plan”. The guidance requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information about an employer’s involvement in multiemployer pension plans. The guidance is effective for years ending after December 15, 2011. Adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable and accounts payable. The carrying amounts for cash, accounts receivable and accounts payable approximate their fair value due to the short maturity of these instruments.

2. Inventories

Inventories are comprised as follows:

	December 31, 2011	June 30, 2011

Work-in progress	$872,540	$820,586
Component parts	7,883,478	7,858,862
Finished goods	3,690,807	3,293,261
Reserve for obsolete and excess inventory	(1,374,092)	(1,419,420)
	$11,072,733	$10,553,289

3. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic shares outstanding for the three months ended December 31, 2011 and 2010 were 8,124,386 and 8,098,366, respectively. The number of diluted shares outstanding for the three months ended December 31, 2011 and 2010 were 8,124,834 and 8,119,386, respectively. The number of basic shares outstanding for the six months ended December 31, 2011 and 2010 was 8,124,386 and 8,095,876, respectively. The number of diluted shares outstanding for the six months ended December 31, 2011 and 2010 was 8,124,386 and 8,114,724, respectively.

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

Stuyvesant Falls Power Litigation. The Company is currently involved in litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”) and other parties, which provides electrical power to the Company’s facility in Stuyvesant Falls, New York. In fiscal year 2011, Niagara began sending invoices to the Company for electricity used at the Company’s Stuyvesant Falls plant. The Company maintains in its defense of the lawsuit that it is entitled to a certain amount of free electricity based on covenants running with the land which have been honored for more than a century. Niagara’s attempts to collect such invoices were stopped in December 2010 by a temporary restraining order, although a court has not yet ruled on the merits of all of Niagara’s claims. Among other things, Niagara seeks approximately $469,000, which it alleges represents the value of electricity provided prior to the commencement of litigation going back to 2003. As of December 31, 2011, the Company has not recorded a provision for this matter as management intends to vigorously defend this allegation and believes the payment of this claim is not probable. The Company believes, however, that any liability it may incur would not have a material adverse effect on its financial condition or its result of operations.

Armstrong Medical Infringement Litigation. The Company is currently involved in litigation against Armstrong Medical Ltd., relating to the Company’s marketing and sale of Litholyme® and a patent owned by Armstrong Medical regarding a carbon dioxide absorbent for use in anesthesiology. In this litigation, the Company asserts that Armstrong Medical’s patent is invalid as being anticipated and obvious in light of material prior art and seeks a declaratory judgment that the marketing and sale of Litholyme® does not infringe Armstrong Medical’s patent. Armstrong Medical has denied the Company’s claims and counterclaimed for infringement. As of December 31, 2011, the Company cannot estimate a loss or range of loss for this matter because damages claimed by Armstrong Medical have not been specified and the proceedings are in early stages.

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

The Credit Facility was amended on November 11, 2011 extending the maturity date to November 13, 2012. The Credit Facility will be available on a revolving basis until it expires on November 13, 2012, at which time all amounts outstanding under the Credit Facility will be due and payable. Advances under the Credit Facility will be made pursuant to a Revolving Credit Note executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to LIBOR plus 3.50%. Advances may be prepaid in whole or in part without premium or penalty.

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

The 90-day LIBOR rate was 0.58% on December 31, 2011.

At December 31, 2011 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the financial covenants associated with the Credit Facility at December 31, 2011.

6. Baralyme® Agreement

A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories (“Abbott”), with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Three Months ended		Six Months ended
	December 31,		December 31,
	2011	2010	2011	2010

Beginning balance	$630,850	$1,319,050	$802,900	$1,491,100

Revenue recognized as net sales	(172,050)	(172,050)	(344,100)	(344,100)
	458,800	1,147,000	458,800	1,147,000
Less - Current portion of deferred revenue	(458,800)	(688,200)	(458,800)	(688,200)
	$0	$458,800	$0	$458,800

In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of December 31, 2011, $2,150,000 has been received as a result of product development activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended December 31, 2011 compared to three months ended December 31, 2010

Allied had net sales of $10.7 million for the three months ended December 31, 2011, down from net sales of $11.4 million in the prior year same quarter. Domestic sales were down 10.7% while international sales, which represented 22.0% of second quarter sales, were up 13.3% from the prior year same quarter.

Sales for the three months ended December 31, 2011 include $172,050 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Income from the agreement will continue to be recognized at $57,350 per month until the expiration of the agreement in August 2012. Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®. The Company ceased the sale of Baralyme® on August 27, 2004.

Orders for the Company’s products for the three months ended December 31, 2011 of $9.5 million were $1.5 million or 13.6% lower than orders for the prior year same quarter of $11.0 million. Domestic orders are down 17.7% over the prior year same quarter while international orders, which represented 25.3% of second quarter orders, were 2.4% higher than orders for the prior year same quarter. The Company believes the drop in domestic orders from the prior year is due to normal variations in customer order patterns and does not reflect a drop in market share or a further drop in aggregate demand.

Gross Profit for the three months ended December 31, 2011 was $2.7 million, or 25.2% of net sales, compared to $2.8 million, or 24.6% of net sales, for the three months ended December 31, 2010. The decrease in Gross Profit is primarily the result of lower sales volume. The decrease in sales for the quarter also resulted in decreased production in comparison to the prior year and less utilization of fixed overhead cost. Gross Profit during the second quarter was favorably impacted from the prior year by an approximately $0.1 million reduction in shipping and other startup cost at its Stuyvesant Falls facility. In addition, decreases to Gross Profit were further offset by an approximate $0.2 million decrease in fringe benefits. The Company is self-insured for health care costs and has not changed its fringe benefit plans or providers from the prior year. The Company believes that the reduction in fringe benefits is primarily due to a reduction in medical claims by employees and their dependents.

Selling, general and administrative expenses for the three months ended December 31, 2011 were $2.7 million compared to selling, general and administrative expenses of $2.6 million for the three months ended December 31, 2010. Legal fees were approximately $58,000 higher than in the prior year.

Income from operations was $41,043 for the three months ended December 31, 2011 compared to income from operations of $0.2 million for the three months ended December 31, 2010. Allied had income before provision for income taxes in the second quarter of fiscal 2012 of $36,597, compared to $0.2 million in the prior year period.

Net income for the second quarter of fiscal 2012 was $22,690 or $0.00 per basic and diluted share compared to net income of $117,113 or $0.01 per basic and diluted share for the second quarter of fiscal 2011. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the second quarters of fiscal 2012 and 2011 were 8,124,386 and 8,098,366, respectively. The number of diluted shares outstanding for the three months ended December 31, 2011 and 2010 were 8,124,834 and 8,119,386, respectively.

Six months ended December 31, 2011 compared to six months ended December 31, 2010

Allied had net sales of $22.1 million for the six months ended December 31, 2011, down $1.2 million, or 5.2% from net sales of $23.3 million in the prior year same period resulting from lower order levels. Domestic sales were down 7.3% from the prior year same period while international sales were up 2.9% from the prior year same period. International business represented 20.1% of sales for the first six months of fiscal 2012.

Sales for the six months ended December 31, 2011 include $344,100 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Income from the agreement will continue to be recognized at $57,350 per month until the expiration of the agreement in August 2012. Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®. The Company ceased the sale of Baralyme® on August 27, 2004.

Orders for the Company’s products for the six months ended December 31, 2011 of $20.7 million were $2.1 million or 9.2% lower than orders for the prior year same period of $22.8 million. Domestic orders are down 14.4% over the prior year same period while international orders, which represented 23.3% of orders for the first six months of fiscal 2012, were 14.3% higher than orders for the prior year same period. The Company believes the drop in domestic orders from the prior year is due to normal variations in customer order patterns and does not reflect a drop in market share or a further drop in aggregate demand. The decrease in domestic orders is also partially the result of a decrease in government orders from the prior year. The Company does not believe this fluctuation in government orders represents a decrease in market share, and represents variation in government spending from the prior year period.

Gross Profit for the six months ended December 31, 2011 was $5.1 million, or 23.1% of net sales, compared to $5.4 million, or 23.2% of net sales, for the six months ended December 31, 2010. The decrease in Gross Profit is primarily the result of lower sales than in the prior year. Gross Profit during the first six months was favorably impacted from the prior year by an approximately $0.1 million reduction in shipping and other startup cost at its Stuyvesant Falls facility. Gross Profit during the first six months of fiscal 2012 was also favorably impacted by an approximately $0.2 million decrease in fringe benefits. The Company is self-insured for health care costs and has not changed its fringe benefit plans or providers from the prior year. The Company believes that the reduction in fringe benefits is primarily due to a reduction in medical claims by employees and their dependents.

Selling, general and administrative expenses for the six months ended December 31, 2011 were $5.3 million unchanged from selling, general and administrative expenses of $5.3 million for the six months ended December 31, 2010. Sales commissions are approximately $0.1 million lower than in the prior year due to the decrease in sales. This decrease has been offset by legal costs which are approximately $0.1 million higher than in the prior year.

Loss from operations was $0.2 million for the six months ended December 31, 2011 compared to income from operations of $0.1 million for the six months ended December 31, 2010. Allied had a loss before benefit from income taxes in the first six months of fiscal 2012 of $0.2 million, compared to income before provision for income taxes in the first six months of fiscal 2011 of $47,353. The Company recorded a tax benefit of $74,944 for the six months ended December 31, 2011 compared to a tax provision of $17,994 for the six months ended December 31, 2010.

Net loss for the six months ended December 31, 2011 was $122,278 or $0.02 per basic and diluted share compared to net income of $29,359 or $0.00 per basic and diluted share for the first six months of fiscal 2011. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the first six months of fiscal 2012 and 2011 were 8,124,386 and 8,095,876, respectively. The weighted average number of common shares outstanding, used in the calculation of diluted earnings per share for the first six months of fiscal 2012 and 2011 were 8,124,386 and 8,114,724, respectively.

Liquidity and Capital Resources

The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

The Company’s working capital was $17.8 million at December 31, 2011 compared to $18.3 million at June 30, 2011. Cash decreased $0.3 million, accounts payable increased by $0.4 million and accounts receivable decreased $1.2 million. Accounts receivable as measured in days of sales outstanding (“DSO”) was 37 DSO at December 31, 2011; down from 41 DSO at June 30, 2011. At December 31, 2011 these decreases in working capital were offset by an increase in other current assets of $0.3 million and an increase in inventory of $0.5 million. The increase in other current assets is primarily a result of prepayment of the Company’s insurance premiums.

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

Advances under the Credit Facility will be made pursuant to a Revolving Credit Note executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to LIBOR plus 3.50%. Advances may be prepaid in whole or in part without premium or penalty. The 90-day LIBOR rate was 0.58% on December 31, 2011.

At December 31, 2011 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

In the event that economic conditions were to severely worsen for a protracted period of time, we believe that we will have borrowing capacity under credit facilities that will provide sufficient financial flexibility. The Company would have options available to ensure liquidity in addition to increased borrowing. Capital expenditures are projected at $1.8 million for the fiscal year ending June 30, 2012. However, capital expenditures in future years could be postponed.

During the first six months of fiscal 2012 the Company has experienced higher prices for raw materials due to increased commodity prices for brass and thermoplastic resins. Brass cost is driven by higher copper prices, the main component. These increases have been partially offset by higher revenues for recycled metals and purchasing initiatives for other components and finished goods.

Litigation and Contingencies

The Company becomes, from time to time, a party to personal injury litigation arising out of incidents involving the use of its products. The Company believes that any potential judgments resulting from these claims over its self-insured retention will be covered by the Company’s product liability insurance.

On May 27, 2011, the Company filed a declaratory judgment action challenging the validity of a patent owned by Armstrong Medical regarding a carbon dioxide absorbent for use in anesthesiology and seeking a declaratory judgment that the Company does not infringe such patent. Among other things, the Company has asserted that Armstrong Medical’s patent is invalid as being anticipated and obvious in light of material prior art. Armstrong Medical has answered, denying the Company’s claims and counterclaiming that the Company’s marketing and sale of Litholyme® infringes Armstrong’s patent. See Part II, Item 1. Legal Proceedings, below for detailed information concerning this litigation. The Company cannot estimate a possible loss or range of loss for this matter because damages claimed by Armstrong Medical have not been specified and the proceedings are in early stages.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

At December 31, 2011, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the 90-day LIBOR rate as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at December 31, 2011. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2011, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In response to a “cease and desist letter” previously received by the Company from Armstrong Medical Ltd., demanding that the Company stop its marketing and sale of Litholyme®, on May 27, 2011 the Company filed a declaratory judgment action in the United States District Court for the Eastern District of Missouri against Armstrong Medical. The declaratory judgment action challenges the validity of a patent owned by Armstrong Medical regarding a carbon dioxide absorbent for use in anesthesiology on the grounds that such patent is anticipated and obvious in light of material prior art and seeks a declaratory judgment that the Company does not infringe such patent. On September 15, 2011, Armstrong Medical filed an answer denying the Company’s claims and counterclaiming that the Company’s marketing and sale of Litholyme® infringes Armstrong’s patent. The Company has filed answers and affirmative defenses to Armstrong’s counterclaims and the litigation is ongoing.

Item 1A. Risk Factors

Please see the cautionary language regarding forward-looking statements in the introduction to this Report on Form 10-Q and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended June 30, 2011, for information regarding risk factors. Other than the additional risk factor mentioned below, there are no material changes from the risk factors set forth in such Annual Report on Form 10-K.

If our businesses do not perform well, we may be required to establish a valuation allowance against our net deferred income tax asset, which could have a material adverse effect on our net income.

Deferred income taxes represent the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. As of June 30, 2011, the Company had deferred tax assets of $1,434,412 offset by deferred tax liabilities of $1,624,971 resulting in a net deferred tax liability of $190,559. Due to the anticipated future reversals of deferred tax liabilities and available tax planning strategies, the Company did not carry a valuation allowance against its deferred tax assets. If the Company does not generate sufficient taxable income in the future, realization of the Company’s deferred tax assets may be dependent on the execution of the available tax planning strategies. In such a case, future facts and circumstances may require a valuation allowance to the extent that the execution of those strategies does not result in the full realization of the Company’s deferred tax assets. Charges to establish a valuation allowance could have a material adverse effect on our net income.

Item 6. Exhibits

(a)	Exhibits:

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

32.2	Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

99.1	Press Release dated February 13, 2012 announcing second quarter earnings*

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2011, is formatted in XBRL interactive data files: (i) Consolidated Statement of Operations for the three and six months ended December 31, 2011 and 2010; (ii) Consolidated Balance Sheet at December 31, 2011, and June 30, 2011; (iii) Consolidated Statement of Cash Flows for the six months ended December 31, 2011 and 2010; and (iv) Notes to Financial Statements.**

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

Date: February 13, 2012

