Form 10-Q
period 2012-03-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2012-05-10
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the quarterly period ended March 31, 2012

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

Yes ☐ No ☒

The number of shares of common stock outstanding at April 30, 2012 is 8,124,386 shares.

INDEX
			Page
			Number
Part I –	Financial Information
	Item 1.	Financial Statements Consolidated Statement of Operations - Three and nine months ended March 31, 2012 and 2011 (Unaudited)	3

		Consolidated Balance Sheet - March 31, 2012 (Unaudited) and June 30, 2011	4 - 5

		Consolidated Statement of Cash Flows - Nine months ended March 31, 2012 and 2011 (Unaudited)	6

		Notes to Consolidated Financial Statements	7 – 11

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 16

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	16

	Item 4.	Controls and Procedures	16

Part II -	Other Information

	Item 1.	Legal Proceedings	17

	Item 1A.	Risk Factors	17

	Item 6.	Exhibits	17-18

		Signature	19

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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011

Net sales	$10,702,421	$11,338,196	$32,778,824	$34,681,610
Cost of sales	8,377,307	8,729,823	25,312,756	26,712,541
Gross profit	2,325,114	2,608,373	7,466,068	7,969,069

Selling, general and administrative expenses	2,555,649	2,494,806	7,883,631	7,780,116
Income (loss) from operations	(230,535)	113,567	(417,563)	188,953

Interest income	(5,692)	(8,150)	(21,984)	(23,692)
Interest expense	-	-	336	66
Other, net	10,297	24,421	36,446	67,931
	4,605	16,271	14,798	44,305

Income (loss) before provision for (benefit from) income taxes	(235,140)	97,296	(432,361)	144,648
Provision for (benefit from) income taxes	(89,353)	36,972	(164,297)	54,966
Net income (loss)	$(145,787)	$60,324	$(268,064)	$89,682

Basic earnings (loss) per share	$(0.02)	$0.01	$(0.03)	$0.01

Diluted earnings (loss) per share	$(0.02)	$0.01	$(0.03)	$0.01

Weighted average shares outstanding - basic	8,124,386	8,113,434	8,124,386	8,101,643

Weighted average shares outstanding - diluted	8,124,386	8,195,174	8,124,386	8,121,042

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET

ASSETS

	(Unaudited)
	March 31,	June 30,
	2012	2011

Current assets:
Cash and cash equivalents	$6,375,285	$6,512,887
Accounts receivable, net of allowances of $300,000	4,123,940	5,366,860
Inventories, net	10,338,003	10,553,289
Income tax receivable	-	95,578
Other current assets	665,404	213,745
Total current assets	$21,502,632	$22,742,359

Property, plant and equipment, net	9,307,647	8,660,507
Other assets, net	562,112	362,480
Total assets	$31,372,391	$31,765,346

See accompanying Notes to Consolidated Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	March 31,	June 30,
	2012	2011

Current liabilities:
Accounts payable	$1,588,091	$1,644,910
Other accrued liabilities	2,073,899	1,645,552
Deferred income taxes	499,417	512,572
Deferred revenue	286,750	688,200
Total current liabilities	4,448,157	4,491,234

Deferred revenue	-	114,700

Commitments and contingencies (Note 4)

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares
authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares
authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,427,878 shares issued at March 31, 2012 and June 30, 2011; 8,124,386 shares outstanding at March 31, 2012 and June 30, 2011	104,279	104,279
Additional paid-in capital	48,531,989	48,499,103
Accumulated deficit	(980,606)	(712,542)
Less treasury stock, at cost; 2,303,492 shares at
March 31, 2012 and June 30, 2011	(20,731,428)	(20,731,428)
Total stockholders' equity	26,924,234	27,159,412
Total liabilities and stockholders' equity	$31,372,391	$31,765,346

See accompanying Notes to Consolidated Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	March 31,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$(268,064)	$89,682
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	948,245	1,070,981
Stock based compensation	32,886	15,928
Provision for doubtful accounts and sales returns and allowances	13,478	19,722
Deferred taxes	(221,970)	(6,371)

Changes in operating assets and liabilities:
Accounts receivable	1,229,442	109,248
Inventories	215,286	(59,555)
Income tax receivable	95,578	101,084
Other current assets	(451,659)	(34,925)
Accounts payable	(56,819)	30,868
Deferred revenue	(516,150)	(516,150)
Other accrued liabilities	428,347	(271,665)
Net cash provided by operating activities	1,448,600	548,847

Cash flows from investing activities:
Capital expenditures	(1,586,202)	(125,815)
Net cash used in investing activities	(1,586,202)	(125,815)

Cash flows from financing activities:
Stock options exercised	-	103,250
Excess tax benefit from exercise of stock options	-	12,980
Net cash provided by financing activities	-	116,230

Net (decrease) increase in cash and cash equivalents	(137,602)	539,262
Cash and cash equivalents at beginning of period	6,512,887	5,263,324
Cash and cash equivalents at end of period	$6,375,285	$5,802,586

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

2. Inventories

Inventories are comprised as follows:

	March 31, 2012	June 30, 2011

Work-in progress	$763,016	$820,586
Component parts	7,599,999	7,858,862
Finished goods	3,285,723	3,293,261
Reserve for obsolete and excess
inventory	(1,310,735)	(1,419,420)
	$10,338,003	$10,553,289

3. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic shares outstanding for the three months ended March 31, 2012 and 2011 were 8,124,386 and 8,113,434, respectively. The number of diluted shares outstanding for the three months ended March 31, 2012 and 2011 were 8,124,386 and 8,195,174, respectively. The number of basic shares outstanding for the nine months ended March 31, 2012 and 2011 was 8,124,386 and 8,101,643, respectively. The number of diluted shares outstanding for the nine months ended March 31, 2012 and 2011 was 8,124,386 and 8,121,042, respectively.

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

Stuyvesant Falls Power Litigation. The Company is currently involved in litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”) and other parties, which provides electrical power to the Company’s facility in Stuyvesant Falls, New York. In fiscal year 2011, Niagara began sending invoices to the Company for electricity used at the Company’s Stuyvesant Falls plant. The Company maintains in its defense of the lawsuit that it is entitled to a certain amount of free electricity based on covenants running with the land which have been honored for more than a century. Niagara’s attempts to collect such invoices were stopped in December 2010 by a temporary restraining order, although a court has not yet ruled on the merits of all of Niagara’s claims. Among other things, Niagara seeks approximately $469,000, which it alleges represents the value of electricity provided prior to the commencement of litigation going back to 2003. As of March 31, 2012, the Company has not recorded a provision for this matter as management intends to vigorously defend this allegation and believes the payment of this claim is not probable. The Company believes, however, that any liability it may incur would not have a material adverse effect on its financial condition or its result of operations.

Armstrong Medical Infringement Litigation. The Company is currently involved in litigation against Armstrong Medical Ltd., relating to the Company’s marketing and sale of Litholyme® and a patent owned by Armstrong Medical regarding a carbon dioxide absorbent for use in anesthesiology. In this litigation, the Company asserts that Armstrong Medical’s patent is invalid as being anticipated and obvious in light of material prior art and seeks a declaratory judgment that the marketing and sale of Litholyme® does not infringe Armstrong Medical’s patent. Armstrong Medical has denied the Company’s claims and counterclaimed for infringement. As of March 31, 2012, the Company cannot estimate a loss or range of loss for this matter because damages claimed by Armstrong Medical have not been specified and the proceedings are in early stages.

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

The 90-day LIBOR rate was 0.47% on March 31, 2012.

At March 31, 2012 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the financial covenants associated with the Credit Facility at March 31, 2012.

6. Baralyme® Agreement

A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories (“Abbott”), with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Three Months ended		Nine Months ended
	March 31,		March 31,
	2012	2011	2012	2011

Beginning balance	$458,800	$1,147,000	$802,900	$1,491,100

Revenue recognized as net sales	(172,050)	(172,050)	(516,150)	(516,150)
	286,750	974,950	286,750	974,950
Less - Current portion of deferred revenue	(286,750)	(688,200)	(286,750)	(688,200)
	$0	$286,750	$0	$286,750

In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of March 31, 2012, $2,150,000 has been received as a result of product development activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Allied had net sales of $10.7 million for the three months ended March 31, 2012, down from net sales of $11.3 million in the prior year same quarter. Domestic sales were down 10.4% while international sales, which represented 24.5% of third quarter sales, were up 12.9% from the prior year same quarter.

Sales for the three months ended March 31, 2012 include $172,050 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Income from the agreement will continue to be recognized at $57,350 per month until the expiration of the agreement in August 2012. Allied continues to sell Carbolime® and newly developed Litholyme®. Both are carbon dioxide absorbents with a different formulation than Baralyme®. The Company ceased the sale of Baralyme® on August 27, 2004.

Orders for the Company’s products for the three months ended March 31, 2012 of $10.6 million were $0.1 million or 1.0% higher than orders for the prior year same quarter of $10.5 million. Domestic orders are down 2.9% over the prior year same quarter while international orders, which represented 24.7% of third quarter orders, were 17.6% higher than orders for the prior year same quarter. The Company believes the drop in domestic orders from the prior year is due to normal variations in customer order patterns and does not reflect a drop in market share or a further drop in aggregate demand.

Gross profit for the three months ended March 31, 2012 was $2.3 million, or 21.5% of net sales, compared to $2.6 million, or 23.0% of net sales, for the three months ended March 31, 2011. The decrease in gross profit is primarily the result of lower sales volume. The decrease in sales for the quarter also resulted in decreased production in comparison to the prior year and less utilization of fixed overhead cost. Gross profit during the third quarter was favorably impacted from the prior year by an approximately $0.1 million reduction in shipping and other startup cost at its Stuyvesant Falls facility. The Company continues to implement changes to its operations to reduce the manufacturing cost in St. Louis and Stuyvesant Falls.

Selling, general and administrative expenses for the three months ended March 31, 2012 were $2.6 million compared to selling, general and administrative expenses of $2.5 million for the three months ended March 31, 2011. Research and development costs were approximately $90,000 higher than in the prior year.

Loss from operations was $0.2 million for the three months ended March 31, 2012 compared to income from operations of $0.1 million for the three months ended March 31, 2011. Allied had a loss before benefit from income taxes in the third quarter of fiscal 2012 of $0.2 million, compared to income before provision for income taxes of $0.1 million in the prior year period. The Company recorded a tax benefit of $89,353 for the three months ended March 31, 2012 compared to a tax provision of $36,972 for the three months ended March 31, 2011.

Net loss for the third quarter of fiscal 2012 was $145,787 or $0.02 per basic and diluted share compared to net income of $60,324 or $0.01 per basic and diluted share for the third quarter of fiscal 2011. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the third quarters of fiscal 2012 and 2011 were 8,124,386 and 8,113,434, respectively. The number of diluted shares outstanding for the three months ended March 31, 2012 and 2011 were 8,124,386 and 8,195,174, respectively.

Nine months ended March 31, 2012 compared to nine months ended March 31, 2011

Allied had net sales of $32.8 million for the nine months ended March 31, 2012, down $1.9 million, or 5.5% from net sales of $34.7 million in the prior year same period resulting from lower order levels. Domestic sales were down 8.3% from the prior year same period while international sales were up 6.4% from the prior year same period. International business represented 21.6% of sales for the first nine months of fiscal 2012.

Sales for the nine months ended March 31, 2012 include $516,150 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Income from the agreement will continue to be recognized at $57,350 per month until the expiration of the agreement in August 2012. Allied continues to sell Carbolime® and newly developed Litholyme®. Both are carbon dioxide absorbents with a different formulation than Baralyme®. The Company ceased the sale of Baralyme® on August 27, 2004.

Orders for the Company’s products for the nine months ended March 31, 2012 of $31.3 million were $2.0 million or 6.0% lower than orders for the prior year same period of $33.3 million. Domestic orders are down 10.9% over the prior year same period while international orders, which represented 23.8% of orders for the first nine months of fiscal 2012, were 15.4% higher than orders for the prior year same period. The Company believes the improvement in international orders is due to the reorganization of its international sales efforts. The Company also continues to make changes to improve the effectiveness of the domestic sales force. The Company believes the drop in domestic orders from the prior year does not reflect a drop in market share or a further drop in aggregate demand. The decrease in domestic orders is also partially the result of a decrease in government orders from the prior year. The Company does not believe this fluctuation in government orders represents a decrease in market share, but represents variation in government spending from the prior year period.

Gross profit for the nine months ended March 31, 2012 was $7.5 million, or 22.9% of net sales, compared to $8.0 million, or 23.1% of net sales, for the nine months ended March 31, 2011. The decrease in gross profit is primarily the result of lower sales than in the prior year. Gross profit during the first nine months was favorably impacted from the prior year by an approximately $0.2 million reduction in shipping and other startup cost at its Stuyvesant Falls facility. Gross profit during the first nine months of fiscal 2012 was also favorably impacted by an approximately $0.2 million decrease in fringe benefits. The Company is self-insured for health care costs and has not changed its fringe benefit plans or providers from the prior year. The Company believes that the reduction in fringe benefits is primarily due to a reduction in medical claims by employees and their dependents.

Selling, general and administrative expenses for the nine months ended March 31, 2012 were $7.9 million compared to selling, general and administrative expenses of $7.8 million for the nine months ended March 31, 2011. Sales commissions are approximately $0.2 million lower than in the prior year due to the decrease in sales. This decrease has been offset by an increase of legal costs and research and development costs which are approximately $0.2 million and $0.1 million higher than the prior year, respectively.

Loss from operations was $0.4 million for the nine months ended March 31, 2012 compared to income from operations of $0.2 million for the nine months ended March 31, 2011. The Company had a loss before benefit from income taxes in the first nine months of fiscal 2012 of $0.4 million, compared to income before provision for income taxes in the first nine months of fiscal 2011 of $144,648. The Company recorded a tax benefit of $164,297 for the nine months ended March 31, 2012 compared to a tax provision of $54,966 for the nine months ended March 31, 2011.

Net loss for the nine months ended March 31, 2012 was $268,064 or $0.03 per basic and diluted share compared to net income of $89,682 or $0.01 per basic and diluted share for the first nine months of fiscal 2011. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the first nine months of fiscal 2012 and 2011 were 8,124,386 and 8,101,643, respectively. The weighted average number of common shares outstanding, used in the calculation of diluted earnings per share for the first nine months of fiscal 2012 and 2011 were 8,124,386 and 8,121,042, respectively.

Liquidity and Capital Resources

The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

The Company’s working capital was $17.1 million at March 31, 2012 compared to $18.3 million at June 30, 2011. The decrease in working capital was primarily a result of accounts receivable which decreased by $1.2 million largely due to a decrease in sales. Accounts receivable as measured in days of sales outstanding (“DSO”) was 33 DSO at March 31, 2012; down from 41 DSO at June 30, 2011. Cash decreased $0.1 million and inventory decreased by $0.2 million. Other accrued liabilities increased by $0.4 million primarily as a result of customer prepayments. At March 31, 2012 these decreases in working capital were offset by an increase in other current assets of $0.5 million due to prepayments to vendors and insurance prepayments. In addition, deferred revenue decreased by approximately $0.4 million due to amortization of the current portion of the liability.

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

Advances under the Credit Facility will be made pursuant to a Revolving Credit Note executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to LIBOR plus 3.50%. Advances may be prepaid in whole or in part without premium or penalty. The 90-day LIBOR rate was 0.47% on March 31, 2012.

At March 31, 2012 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

In the event that economic conditions were to severely worsen for a protracted period of time, the Company believes it will have borrowing capacity under credit facilities that will provide sufficient financial flexibility. The Company would have options available to ensure liquidity in addition to increased borrowing. Capital expenditures are projected at $2.3 million for the fiscal year ending June 30, 2012. However, capital expenditures in future years could be postponed.

During the first nine months of fiscal 2012 the Company has experienced higher prices for raw materials due to increased commodity prices for brass and thermoplastic resins. Brass cost is driven by higher copper prices, the main component. These increases have been partially offset by higher revenues for recycled metals and purchasing initiatives for other components and finished goods.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

At March 31, 2012, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the 90-day LIBOR rate as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at March 31, 2012. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2012, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 1A. Risk Factors

Please see the cautionary language regarding forward-looking statements in the introduction to this Report on Form 10-Q and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended June 30, 2011, for information regarding risk factors. Other than the additional risk factor mentioned below, there are no material changes from the risk factors set forth in such Annual Report on Form 10-K as updated by Part II - Item 1A of our Report on Form 10-Q for the quarter ended December 31, 2011.

Item 6. Exhibits

(a)	Exhibits:

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

32.2	Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

99.1	Press Release dated May 10, 2012 announcing third quarter earnings*

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, is formatted in XBRL interactive data files: (i) Consolidated Statement of Operations for the three and nine months ended March 31, 2012 and 2011; (ii) Consolidated Balance Sheet at March 31, 2012, and June 30, 2011; (iii) Consolidated Statement of Cash Flows for the nine months ended March 31, 2012 and 2011; and (iv) Notes to Financial Statements.**

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

Date: May 10, 2012

