Form 10-K
period 2012-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2012-09-28
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to_________

Commission File Number 0-19266

ALLIED HEALTHCARE PRODUCTS, INC.

[Exact name of registrant as specified in its charter]

DELAWARE	25-1370721
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer identification no.)
1720 Sublette Avenue St. Louis, Missouri	63110
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code (314) 771-2400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class Common Stock, $.01	Name of each exchange on which registered The NASDAQ Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well –known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. ☒ No. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes. ☒ No.☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, accelerated filer and “smaller reporting company” in Rule 12 b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12 b-2). Yes ☐ No ☒

As of December 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $15,514,183.

As of September 17, 2012, there were 8,124,386 shares of common stock, $0.01 par value (the “Common Stock"), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be filed within 120 days after June 30, 2012 (portion) (Part III)

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

Markets and Products

In fiscal 2012, respiratory care products, medical gas equipment and emergency medical products represented approximately 23%, 57% and 20%, respectively, of the Company’s net sales. In comparison, in fiscal 2011, respiratory care products, medical gas equipment and emergency medical products represented approximately 23%, 53%, and 24%, respectively, of the Company’s net sales. The Company operates in a single industry segment and its principal products are described in the following table:

Product	Description	Principal Brand Names	Primary Users

Respiratory Care Products
Respiratory Care/Anesthesia Products	Large volume compressors; ventilator calibrators; humidifiers and mist tents; and carbon dioxide absorbent	Timeter	Hospitals and sub-acute facilities

Home Respiratory Care Products	O2 cylinders; pressure regulators; nebulizers; portable large volume compressors; portable suction equipment and disposable respiratory products	Timeter; B&F; Schuco	Patients at home

Medical Gas Equipment
Construction Products	In-wall medical gas system components; central station pumps and compressors and headwalls	Chemetron; Oxequip	Hospitals and sub-acute facilities

Regulation Devices	Flowmeters; vacuum regulators; pressure regulators and related products	Chemetron; Oxequip; Timeter	Hospitals and sub-acute facilities

Disposable Cylinders	Disposable oxygen and gas cylinders	Lif-O-Gen	First aid providers and specialty gas distributors

Suction Equipment	Portable suction equipment and disposable suction canisters	Gomco; Allied; Schuco	Hospitals, sub-acute facilities and homecare products

Emergency Medical Products
Respiratory/Resuscitation	Demand resuscitation valves; bag mask resuscitators; emergency transport ventilators, oxygen regulators, SurgeX - surge suppressing post valve, and mass casualty ventilation line	LSP; Omni-Tech	Emergency service providers

Trauma and Patient Handling Products	Spine immobilization products; pneumatic anti-shock garments, trauma burn kits and Xtra backboards	LSP	Emergency service providers

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

Respiratory Care/Anesthesia Products. The Company manufactures and sells a broad range of products for use in respiratory care and anesthesia delivery, including carbon dioxide absorbents. These products include large volume air compressors, calibration equipment, humidifiers, croup tents, equipment dryers and a complete line of respiratory disposable products such as oxygen tubing, facemasks, cannulas and ventilator circuits.

Home Respiratory Care Products. Home respiratory care products represent one of Allied’s potential growth areas. Allied’s broad line of home respiratory care products include aluminum oxygen cylinders, oxygen regulators, pneumatic nebulizers, portable suction equipment and a full line of respiratory disposable products.

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

Emergency Medical Products

Market. Emergency medical products are used in the treatment of trauma-induced injuries. The Company’s emergency medical products provide patient resuscitation or ventilation during cardiopulmonary resuscitation or respiratory distress as well as immobilization and treatment for burns. The Company expects that additional countries will develop trauma care systems in the future, although no assurance can be given that such systems will develop or that they will have a favorable impact on the Company. Sales of emergency medical products are made through specialized emergency medical products distributors to ambulance companies, fire departments and emergency medical systems volunteer organizations.

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

Sales and Marketing

Allied sells its products primarily to hospitals, hospital equipment dealers, hospital construction contractors, home health care dealers, emergency medical products dealers and others. The Company maintains a sales force of 21 sales professionals, all of whom are full-time employees of the Company.

The sales force includes eight domestic hospital, homecare and emergency specialists, five domestic construction specialists, and four international sales representatives. A total of four sales managers lead each of the sales groups. Two product managers are responsible for the marketing activities of our product lines.

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

The Company’s international specialists sell all Allied products within their territory. Allied’s net sales to foreign markets totaled 22% of total net sales in fiscal 2012, 20% in 2011 and 19% in 2010. International sales are made through a network of dealers, agents and U.S. exporters who distribute the Company’s products throughout the world. Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East.

Manufacturing

Allied’s manufacturing processes include fabrication, electro-mechanical assembly operations, plastics manufacturing, and chemical processing with automated packaging. A significant part of Allied’s manufacturing operations involves electro-mechanical assembly of proprietary products and the Company is vertically integrated in most elements of metal machining and fabrication. Most of Allied’s hourly employees are involved in machining, metal fabrication, plastics manufacturing and product assembly.

Allied manufactures small metal components from bar stock in a machine shop, which includes automatic screw machines, horizontal lathes and drill presses and computer controlled machining centers. The Company makes larger metal components from sheet metal using computerized punch presses, brake presses and shears. In its plastics manufacturing processes, the Company utilizes both extrusion and injection molding. In its chemical process, the Company utilizes mixing, drying, and sizing equipment. The Company believes that its production facilities and equipment are in good condition and sufficient to meet planned increases in volume over the next few years and that the conditions in local labor markets should permit the implementation of additional shifts and days operated.

Research and Development

Allied’s research and development department is responsible for the development of new products.  This group is staffed with mechanical and electrical engineers.

During fiscal year 2012 the research and development group completed the design of machine specific cartridges for Allied’s Lytholyme product line.

The group is actively working on other products that were not released during fiscal year 2012.

As part of the agreement relating to the withdrawal of the Baralyme® product in August 2004, Abbott Laboratories (“Abbott”) agreed to pay to Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. Allied has pursued development of a new carbon dioxide absorption product, resulting in its new Litholyme® product. As of June 30, 2012 the Company had been reimbursed $2,150,000 by Abbott. More detailed information concerning this agreement is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Patents, Trademarks and Proprietary Technology

The Company owns and maintains domestic and foreign patents on several products it believes are useful to the business and provide the Company with an advantage over its competitors.  A United States patent for the Litholyme® carbon dioxide absorbent product was obtained in July 2010 and will expire in 2027. In addition, in June 2012, pursuant to a settlement of outstanding litigation with Armstrong Medical Limited (“Armstrong”) related to a patent held by Armstrong concerning carbon dioxide absorbents for use in anesthesiology, Allied received broad, perpetual license rights under the Armstrong patent pursuant to a pre-paid license agreement. Patents which expire during the period 2012 to 2028 in the aggregate are believed to be of material importance in the operation of Allied’s business. Allied believes that no single patent, except that related to Litholyme®, is material in relation to Allied’s future business as a whole. Although the expiration of an individual patent may lead to increased competition, other factors such as a competitor’s need to obtain regulatory approvals prior to marketing a competitive product and the nature of the market, may allow Allied to continue to have commercial advantages after the expiration of the patent.

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

Environmental and Safety Regulation

The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. The Company is also subject to the Federal Occupational Safety and Health Act and similar state statutes. From time to time, the Company has been involved in environmental proceedings involving clean up of hazardous waste. There are no such material proceedings currently pending. Costs of compliance with environmental, health and safety requirements have not been material to the Company. The Company believes it is in material compliance with all applicable environmental laws and regulations.

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

Employees

At June 30, 2012, the Company had approximately 289 full-time employees. Approximately 179 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2015.

Executive Officers of the Registrant

This section provides information regarding the executive officers of the Company who are appointed by and serve at the pleasure of the Board of Directors:

Name	Age	Position

Earl R. Refsland	69	Director, President and Chief Executive Officer (1)
Eldon P. Rosentrater	58	Vice President of Administration & Corporate Planning (2)
Robert B. Harris	55	Vice President of Operations (3)
Daniel C. Dunn	52	Vice President of Finance, Chief Financial Officer, Secretary & Treasurer (4)

(1)	Mr. Refsland has been Director, President and Chief Executive Officer of the Company since September, 1999.

(2)	Mr. Rosentrater has been Vice President-Administration/Corporate Planning of the Company since March, 2003. He previously held the position of Vice President — Operations from October 1999 to 2003. Prior to that time, Mr. Rosentrater held the positions of Assistant to the President from 1998 to 1999; Director of Information Technologies from 1995 to 1998; Director of Business Development from 1993 to 1995 and Group Product Manager from 1989 to 1993.

(3)	Mr. Harris has been Vice President — Operations since July, 2006. He previously held the positions for Command Medical Products, Inc. of Vice President — Operations from January 2002 to January 2006 and Director of Operations from October 1999 to December 2001. Prior to that time, Mr. Harris held the position of Plant Manager for Sherwood Medical, a subsidiary of Tyco Healthcare from 1997 to 1999.

(4)	Mr. Dunn has been Vice President — Finance, Chief Financial Officer, Secretary and Treasurer since July, 2001. He previously held the position of Director of Finance at MetalTek International from 1998 to 2001. Prior to that time, Mr. Dunn held the position of Corporate Controller at Allied Healthcare Products, Inc. from 1994 to 1998.

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

We purchase raw materials, fabricated components and services from a variety of suppliers. Raw materials such as brass, plastics, and calcium hydroxide are considered key raw materials. We believe that our relationships with our suppliers are satisfactory and that alternative sources of supply are readily available. From time to time, however, the prices and availability of these raw materials fluctuate due to global market demands, which could impair the company's ability to procure necessary materials, or increase the cost of such materials. Inflationary and other increases in costs of these raw materials have occurred in the past and may recur from time to time. In addition, freight costs associated with shipping and receiving product and sales are impacted by fluctuations in the cost of oil and gas. A reduction in the supply or increase in the cost of those raw materials could impact our ability to manufacture our products and could increase the cost of production.

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

Costly litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how we own, to defend us against claimed infringement of the rights of others or to determine the ownership, scope, or validity of our proprietary rights and the rights of others. Any claims of infringement against us may involve significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent or delay us from manufacturing, selling, or using our products. The occurrence of such litigation or the effect of an adverse determination in any of this type of litigation could have a material adverse effect on our business, financial condition and results of operations.

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

The FDA and similar governmental authorities in other countries in which our products are sold, have the authority to request and, in some cases, require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects. Any recall of product would divert managerial and financial resources, may harm our reputation with our customers and could damage our business.

We are exposed to certain credit risks, resulting primarily from customer sales.

Substantially all of our receivables are due from homecare providers, distributors, hospitals, and contractors. Our customers are located throughout the U.S. and around the world. We record an estimated allowance for uncollectible amounts based primarily on our evaluation of the payment pattern, financial condition, cash flows, and credit history of our customers, as well as current industry and economic conditions. Our inability to collect on our trade accounts receivable could substantially reduce our income and have a material adverse effect on our financial condition and results of operations.

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

We have two manufacturing operations. In the event that one of these facilities were severely damaged or destroyed as a result of a natural or man-made disaster we would be forced to relocate production to other facilities and/or rely on third-party manufacturers. Such an event could have a material adverse effect on our business, results of operations and financial condition. Although we have insurance for damage to our property and the interruption of our business, this insurance may not be sufficient in scope or amount to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Requirements associated with the evaluation of internal controls required by Section 404(a) of the Sarbanes-Oxley Act of 2002 have required and will require significant company resources and management attention.

We are subject to the reporting requirements of federal securities laws, including the Sarbanes-Oxley Act of 2002. Among other requirements, the Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have, and expect to continue to, expend significant management time and resources maintaining documentation and testing internal control over financial reporting. While management's evaluation as of June 30, 2012 resulted in the conclusion that our internal control over financial reporting was effective as of that date, we cannot predict the outcome of testing in future periods. If we are not able to continue to comply with the requirements of Section 404(a) in a timely manner, we could be subject to scrutiny by regulatory authorities, such as the SEC or the NASDAQ Global Market, and the trading price of our stock could decline. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important in helping us to prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company’s headquarters are located in St. Louis, Missouri and the Company maintains manufacturing facilities in Missouri and New York. Set forth below is certain information with respect to the Company’s manufacturing facilities at June 30, 2012.

Location	Square Footage (Approximate)	Owned/ Leased	Activities/Products
St. Louis, Missouri	242,000	Owned	Headquarters; medical gas equipment; respiratory care products; emergency medical products
Stuyvesant Falls, New York	30,000	Owned	Carbon dioxide absorbent

In addition, the Company owns a 16.8-acre parcel of undeveloped land in Stuyvesant Falls, New York.

Item 3. Legal Proceedings

On June 8, 2012, the Company settled outstanding litigation with Armstrong Medical Limited (“Armstrong”) related to a patent held by Armstrong concerning carbon dioxide absorbents for use in anesthesiology. The Company and Armstrong agreed to mutually dismiss the litigation regarding the Armstrong patent. In connection with the settlement agreement, Allied received broad, perpetual license rights under the Armstrong patent pursuant to a pre-paid license agreement. In consideration for the settlement agreement, Allied paid an aggregate of $275,000 to Armstrong.

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

However, for these matters, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition as a whole, though the outcomes could be material to the Company’s operating results for a particular period, depending, in part, upon the operating results for such period.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Allied Healthcare Products, Inc. trades on the NASDAQ Global Market under the symbol AHPI. As of September 13, 2012, there were 160 record owners of the Company’s Common Stock. The following tables summarize information with respect to the high and low prices for the Company’s common stock as listed on the NASDAQ Global Market for each quarter of fiscal 2012 and 2011, respectively. The Company currently does not pay, and in the most recent fiscal years has not paid, any dividend on its common stock.

Common Stock Information

2012	High	Low	2011	High	Low
September quarter	$4.69	$3.31	September quarter	$4.45	$3.19
December quarter	$3.91	$3.08	December quarter	$4.79	$3.44
March quarter	$3.54	$3.10	March quarter	$5.81	$4.00
June quarter	$3.47	$3.03	June quarter	$4.60	$3.85

Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to the Company’s proxy statement for the 2012 annual meeting of stockholders, which will be filed within 120 days after June 30, 2012.

Item 6. Selected Financial Data

(In thousands, except per share data)
Year ended June 30,	2012	2011	2010	2009	2008
Statement of Operations Data
Net sales	$43,446	$46,783	$46,034	$52,073	$56,364
Cost of sales	33,485	35,781	34,945	40,273	43,006
Gross profit	9,961	11,002	11,089	11,800	13,358
Impairment of goodwill	-	-	-	15,980	-
Selling, general and administrative expenses	10,611	10,594	11,872	13,042	12,085
Income (loss) from operations	(650)	408	(783)	(17,222)	1,273
Interest expense	-	-	4	-	20
Interest income	(27)	(33)	(10)	(60)	(138)
Other, net	48	78	117	50	60
Income (loss) before provision for (benefit from) income taxes	(670)	363	(894)	(17,212)	1,331
Provision for (benefit from) income taxes (1)	(246)	159	(294)	(450)	449
Net income (loss)	$(424)	$204	$(600)	$(16,762)	$882
Basic earnings (loss) per share	$(0.05)	$0.03	$(0.07)	$(2.12)	$0.11
Diluted earnings (loss) per share	$(0.05)	$0.03	$(0.07)	$(2.12)	$0.11
Basic weighted average common shares outstanding	8,124	8,107	8,067	7,899	7,884
Diluted weighted average common shares outstanding	8,124	8,125	8,067	7,899	8,120

(In thousands)
June 30,	2012	2011	2010	2009	2008
Balance Sheet Data
Working capital	$16,006	$18,251	$17,627	$16,987	$18,291
Total assets	31,347	31,765	32,931	33,234	52,258
Stockholders' equity	26,777	27,159	26,819	26,685	43,339

(1)	See Note 5 to the June 30, 2012 Financial Statements for further discussion of the Company's effective tax rate.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company manufactures and markets respiratory products, including respiratory care products, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts and percentages of net sales attributable to respiratory care products, medical gas equipment and emergency medical products for the fiscal years ended June 30, 2012, 2011, and 2010.

	Dollars in thousands
Year ended June 30,	2012
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$10,082	23.2%
Medical gas equipment	24,804	57.1%
Emergency medical products	8,560	19.7%
Total	$43,446	100.0%

	Dollars in thousands
Year ended June 30,	2011
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$10,797	23.1%
Medical gas equipment	24,950	53.3%
Emergency medical products	11,036	23.6%
Total	$46,783	100.0%

	Dollars in thousands
	2010
Year ended June 30,	Net	% of Total
	Sales	Net Sales
Respiratory care products	$11,143	24.2%
Medical gas equipment	24,623	53.5%
Emergency medical products	10,268	22.3%
Total	$46,034	100.0%

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by the various income and expense categories reflected in the Company’s Statement of Operations.

Year ended June 30,	2012	2011	2010

Net sales	100.0%	100.0%	100.0%
Cost of sales	77.1	76.5	75.9
Gross profit	22.9	23.5	24.1

Selling, general and administrative expenses	24.4	22.6	25.8
Income (loss) from operations	(1.5)	0.9	(1.7)
Other, net	0.0	(0.2)	(0.2)
Income (loss) before provision for (benefit from) income taxes	(1.5)	0.7	(1.9)
Provision for (benefit from) income taxes	(0.5)	0.3	(0.6)
Net income (loss)	(1.0)%	0.4%	(1.3)%

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

Revenue recognition:

Revenue is recognized for all sales, including sales to agents and distributors, at the time products are shipped and title has transferred, provided that a purchase order has been received or a contract executed, there are not uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is reasonably assured. Sales discounts, returns and allowances are included in net sales, and the provision for doubtful accounts is included in selling, general and administrative expenses. Additionally, it is the Company’s practice to include revenues generated from freight billed to customers in net sales with corresponding freight expense included in cost of sales in the Statement of Operations. The Company reports sales taxes on sales transactions on a net basis in the Statement of Operations, and therefore does not include sales taxes in revenues or costs.

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

The Company does offer limited warranties on its products.  The standard warranty period is one year.  The Company’s cost of providing warranty service for its products for the years ended June 30, 2012, June 30, 2011, and June 30, 2010 was $152,625, $125,369, and $135,032, respectively.  The related liability for warranty service amounted to $139,906 and $83,380 at June 30, 2012 and 2011, respectively.

Inventory reserve for obsolete and excess inventory:

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. This analysis considers those identified inventory items to determine, in management’s best estimate, if parts can be used beyond one year, if there are alternate uses or at what values such parts may be disposed for. At June 30, 2012 and 2011, inventory is recorded net of a reserve for obsolete and excess inventory of $1.3 million and $1.4 million, respectively.

Income taxes:

The Company accounts for income taxes under the FASB Accounting Standards Codification (“ASC”) Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Management uses a more likely than not criterion in its assessment and considers all available evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. In assessing the need for a valuation allowance the Company first considers the reversals of existing temporary deferred tax liabilities and available tax planning strategies.  To the extent these items are not sufficient to cause the realization of deferred tax assets, the Company would then consider the availability of future taxable income to the extent such income is considered likely to occur based on the Company’s earnings history, current income trends and projections.

Accounts receivable net of allowances:

Accounts receivable are recorded net of an allowance for doubtful accounts, which is determined based on an analysis of past due accounts including accounts placed with collection agencies, and an allowance for returns and credits, which is based on historical analysis of credit memo data and returns. The Company maintains an allowance for doubtful accounts to reflect the uncollectibility of accounts receivable based on past collection history and specific risks indentified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. At June 30, 2012 and 2011, accounts receivable is recorded net of allowances of $300,000.

Valuation of Long-Lived Assets:

The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable. This assessment is based on management’s expectations and judgments regarding future business and economic conditions, future market values and disposal costs. Actual results and events could differ significantly from management’s estimates. Based upon our most recent analysis, we believe that no impairment exists at June 30, 2012. There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

Self-insurance:

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2012 and 2011, the Company had approximately $190,000 and $229,000, respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

Share Based Compensation:

Allied calculates share based compensation using the Black-Sholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. For the twelve-month periods ended June 30, 2012, 2011, and 2010, Allied recorded approximately $44,000, $20,000 and $648,000, respectively, in share-based employee compensation. This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying Statements of Operations.

Significant Factors Affecting Past and Future Operating Results

Agreement with Abbott Laboratories:

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

The payments received from Abbott are being recognized into income, as net sales, over the eight-year term of the agreement. Allied has no further obligations under this agreement which would require the Company to repay these amounts or otherwise impact this accounting treatment. During the fiscal years ended June 30, 2012, 2011, and 2010, $688,200 was recognized into income as net sales in each year.

A reconciliation of deferred revenue resulting from the agreement with Abbott, with the amounts received under the agreement, and amounts recognized as net sales for fiscal years 2012 and 2011 is as follows:

	Twelve Months ended
	June 30,
	2012	2011

Beginning balance	$802,900	$1,491,100

Revenue recognized as net sales	(688,200)	(688,200)

	114,700	802,900
Less - Current portion of deferred revenue	(114,700)	(688,200)
	$0	$114,700

In 2004, Allied’s sales of Baralyme® were approximately $2.0 million and contributed approximately $0.6 million in pre-tax earnings and cash flow from operations. The majority of the $5,250,000 Allied has received from Abbott will be recognized into income over the eight-year term of the agreement. The net cash flow realized by Allied under the agreement with Abbott is substantially equivalent to the net cash flow Allied would have expected to realize from continued manufacture and sales of Baralyme® during the initial five years of the period. As discussed below, the agreement with Abbott expired in August 2012 and the Company will not recognize further income from the agreement after such expiration. In 2013 there will be $573,500 less income recognized than in 2012 and in 2014 there will be $688,200 less income recognized than in 2012.

Medical Devices:

Beginning January 1, 2013, the Healthcare Reform Acts will impose a tax to be paid by medical device manufacturers equal to 2.3% of the sale price of medical devices. We believe that many of our products will be subject to this tax based on proposed rules. At this time we cannot predict what amount of this additional cost, if any, we will be able to pass on to our customers.

Fiscal 2012 Compared to Fiscal 2011

The Company had a loss of $0.7 million before taxes for fiscal 2012, compared to income of $0.4 million before taxes for fiscal 2011. The Company recorded an income tax benefit of $0.2 million in fiscal 2012, compared to an income tax provision of $0.2 million in fiscal 2011.

For further discussion of the Company’s income tax calculation please refer to Note 5 of the “Notes to Financial Statements” included in this Form 10-K.

Net sales for fiscal 2012 of $43.4 million were $3.4 million or 7.3% less than net sales of $46.8 million in fiscal 2011. Domestically, sales decreased by $3.8 million dollars. Internationally, sales increased by $0.4 million. International business is dependent upon hospital construction projects, and the development of medical facilities in those regions in which the Company operates. Domestic sales for fiscal 2012 include approximately $0.7 million for the recognition into sales of payments resulting from the agreement with Abbott, as discussed below. For 2011, domestic sales included approximately $0.7 million for the recognition into sales of payments resulting from the agreement with Abbott as well.

The Company continues to believe that the purchase of equipment and durable goods and the purchase of equipment by hospitals and municipalities have been cut to meet budgets and conserve cash. In addition, the Company believes that uncertainties surrounding the implementation of comprehensive healthcare legislation has had some negative impact on sales. Orders for the Company’s products for the year ended June 30, 2012 of $41.5 million were $3.3 million or 7.4% lower than orders for the year ended June 30, 2011 of $44.8 million. Customer purchase order releases for the year ended June 30, 2012 of $41.1 million were $3.9 million or 8.7% lower than customer purchase order releases of $45.0 million from the prior fiscal year.

Respiratory care product sales, which include homecare products in 2012 were $10.1 million, which is $0.7 million, or 6.5% lower than sales of $10.8 million in the prior year As in 2011, sales for the year ended June 30, 2012 included $0.7 million for the recognition into sales of payments resulting from the agreement with Abbott Laboratories to cease production and distribution of Baralyme®. The agreement with Abbott Laboratories expired in August of 2012, therefore for fiscal year 2013 a total of only $0.1 million will be recognized into sales as a result of the agreement with Abbott Laboratories.

Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®, as well as Litholyme®, a new premium carbon dioxide absorbent. For the year ended June 30, 2012 the Company had carbon dioxide absorbent sales of Carbolime® and Litholyme® of $1.7 million dollars, compared with $1.7 million for the year ended June 30, 2011.

Medical gas equipment sales, which include construction products, of $24.8 million in fiscal 2012 were approximately $0.2 million, or 0.8% lower than prior year levels of $25.0 million. Internationally, sales of medical gas equipment in fiscal 2012 were approximately $1.0 million higher than in the prior year. Domestically, sales of medical gas equipment in fiscal 2012 were $1.2 million lower than in the prior year. The Company believes that the timing of orders by distributors between years contributed to this decrease in sales. In addition, prior year sales included significant sales from large hospital projects which did not repeat in 2012.

Emergency medical product sales in fiscal 2012 of $8.6 million were $2.4 million or 21.8% lower than fiscal 2011 sales of $11.0 million. International sales of emergency medical products decreased by $0.6 million from the prior year while domestic sales decreased by $1.9 million. The Company believes that the decrease in domestic emergency sales is primarily the result of a drop in federal government demand from prior year levels. Government demand fluctuates from year to year and the Company believes that drop is not indicative of a decrease in market share. The Company also believes that domestic demand for these products, which are normally largely consumed by local agencies, continues to be impacted by economic conditions as states and municipalities continued to struggle with decreased tax revenues.

International sales, which are included in the product lines discussed above, increased $0.5 million, or 5.5%, to $9.6 million in fiscal 2012 compared to sales of $9.1 million in fiscal 2011. As discussed above, the Company’s international shipments are dependent on hospital construction projects and the expansion of medical care in those regions. In fiscal 2012, international shipments of medical gas equipment, including construction products, increased by $1.0 million dollars, and sales of respiratory care products increased by approximately $0.1 million. These increases were partially offset by a $0.6 million decrease in the sale of emergency products. The Company believes that international sales continue to be negatively impacted by worldwide business conditions. However, the Company has reorganized its international sales force and now believes it has improved its ability to take advantage of international opportunities.

Gross profit in fiscal 2012 was $10.0 million, or 22.9% of sales, compared to a gross profit of $11.0 million, or 23.5% of sales in fiscal 2011. Gross profit was negatively impacted by the decrease in sales and production during the period. Lower sales and production result in lower utilization of fixed overhead expenses. Gross profit during this period was favorably impacted compared to the prior year by an approximately $0.3 million decrease in direct startup cost the Company incurred at its Stuyvesant Falls facility in 2012 and 2011. During 2011 gross profit was negatively impacted by approximately $0.7 million in shipping, additional product cost, and other startup cost the Company incurred at its Stuyvesant Falls facility for the production of its carbon dioxide absorbent product lines. The Company believes that the production issues and the resulting cost at the Stuyvesant Falls facility to meet current levels of demand for carbon dioxide absorbent products are now complete. Higher commodity prices have led to higher costs for certain raw materials including brass and plastic resins during 2012. These higher costs for raw materials have been largely offset by cost reductions on other purchased components, and cost improvement programs in our principal manufacturing facility in St. Louis. The Company continues to review the cost of production and seek opportunities to lower those costs.

The Company invested $2.2 million in capital expenditures in fiscal 2012 compared to $0.3 million in fiscal 2011 for manufacturing equipment, plant maintenance, and computer systems, which continue to decrease production costs and improve efficiencies for several product lines. The Company continues to control cost and actively pursue methods to reduce its costs through automation and process changes.

Selling, General, and Administrative (“SG&A”) expenses for fiscal 2012 were unchanged from fiscal 2011 at $10.6 million. Sales commissions decreased by approximately $0.3 million as a result to changes in commission plans, lower sales levels, and open positions due to attrition. This cost decreases were partially offset by a $0.2 million increase in legal expense due to now completed legal proceedings with Armstrong Medical, and a $0.1 million increase in Research and Development direct charges.

Interest income in fiscal 2012 was approximately $27,000 compared to interest income of $33,000 in fiscal 2011.

Net loss in fiscal 2012 was $0.4 million or $0.05 per basic and diluted earnings per share, down from a net income of $0.2 million, or $0.03 per basic and diluted earnings per share in fiscal 2011. In 2012, the weighted number of shares used in the calculation of basic earnings per share was 8,124,386, and the number of shares used in diluted earnings per share was 8,124,386. In 2011, the weighted number of shares used in the calculation of basic earnings per share was 8,107,313, and the number of shares used in diluted earnings per share was 8,124,957.

Fiscal 2011 Compared to Fiscal 2010

The Company had income of $0.4 million before taxes for fiscal 2011, compared to a loss of $0.9 million before taxes for fiscal 2010. The Company recorded an income tax provision of $0.2 million in fiscal 2011, compared to an income tax benefit of $0.3 million in fiscal 2010.

For further discussion of the Company’s income tax calculation please refer to Note 5 of the “Notes to Financial Statements” included in this Form 10-K.

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

The Company believes that it saw only limited improvement in demand in 2011 following the decreases seen in net sales resulting from the worldwide recession beginning in 2009. By and large, the Company’s products are considered durable goods. The Company continues to believe that the purchase of equipment and durable goods and the purchase of equipment by hospitals and municipalities have been cut to meet budgets and conserve cash. Orders for the Company’s products for the year ended June 30, 2011 of $44.8 million were $0.1 million or 0.2% lower than orders for the year ended June 30, 2010 of $44.9 million. Customer purchase order releases for the year ended June 30, 2011 of $45.0 million were $1.0 million or 2.3% higher than customer purchase order releases of $44.0 million from the prior fiscal year.

As in 2010, sales for the year ended June 30, 2011 included $0.7 million for the recognition into sales of payments resulting from the agreement with Abbott Laboratories to cease production and distribution of Baralyme®.

Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®. For the year ended June 30, 2011 the Company had carbon dioxide absorbent sales of Carbolime® of $1.6 million dollars, compared with $1.7 million for the year ended June 30, 2010. Allied has introduced a new premium carbon dioxide absorbent, Litholyme®, with a new formulation. Sales of Litholyme for 2011 were approximately $0.1 million. There were no sales of Litholyme® for the year ended June 30, 2010.

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

Financial Condition, Liquidity and Capital Resources

The following table sets forth selected information concerning Allied's financial condition at June 30:

Dollars in thousands	2012	2011	2010
Cash & cash equivalents	$5,285	$6,513	$5,263
Working Capital	$16,006	$18,251	$17,627
Total Debt	$-	$-	$-
Current Ratio	4.50:1	5.06:1	4.32:1

The Company’s working capital was $16.0 million at June 30, 2012 compared to $18.3 million at June 30, 2011. Deferred Revenue decreased approximately $0.7 million as the result of recognition of income of amortization of Deferred Revenue from the Abbott agreement, and Other Current Assets increased by approximately $0.2 million. During fiscal 2012, these increases in working capital were offset by a $1.2 million decrease in Cash, $0.6 million decrease in Inventory, and a $0.5 million decrease in Accounts Receivable. Inventory and Accounts Receivable declined primarily due to the decrease in Sales. The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns. Accounts Receivable was $4.8 million at June 30, 2012, a decrease from $5.4 million at June 30, 2011. Accounts Receivable as measured in days sales outstanding (“DSO”) is 44 DSO, up slightly from 43 DSO at June, 30, 2011. In addition, Accounts Payable increased by $0.2 million from the timing of payments between years, the current portion of Deferred Income Tax liabilities increased by $0.3 million, and Accrued Liabilities increased by $0.2 million.

The net decrease in Cash for the fiscal year ended June 30, 2012 was $1.2 million. The net increase in Cash for the fiscal year ended June 30, 2011 was $1.2 million. Cash flows provided by operating activities was $1.0 million for fiscal 2012 compared to cash flows provided by operating activities of $1.5 million for fiscal 2011. This decrease in Cash provided by operating activities includes a $0.6 million decrease in net income, a decrease in income tax refunds of approximately $0.7 million, and a $0.3 million increase in Other Assets due to the addition of a prepaid license. These decreases were offset by increases in cash provided by Accounts Receivable of approximately $0.5 million due to lower sales, and a increase in cash provided by Accounts Payable of $0.5 million. The change in Accounts Payable is primarily the result of the timing of payments between the two years as the Company did not change its payment terms or policies.

Cash flows provided by operating activities for the fiscal year ended June 30, 2011 consisted of net income of $0.2 million, supplemented by $1.4 million in non-cash charges to operations for amortization and depreciation. The decrease in Cash from operations in fiscal 2011 from the prior year is primarily the result of smaller decreases in Inventory than in fiscal 2010 and a decrease in Accounts Payable and Accrued Liabilities in fiscal 2011. Cash was used to make capital expenditures of $2.2 million in fiscal 2012 and $0.3 million in 2011. In 2012, the Company made capital expenditures of approximately $1.2 million to introduce new carbon dioxide products and further develop capacity for the production of carbon dioxide absorbent products. In addition, the Company made capital expenditures of approximately $0.3 million dollars for other new products. Additional capital expenditures were made to improve efficiency and save costs.

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

The Credit Facility was amended on November 11, 2011 extending the maturity date to November 13, 2012. The Credit Facility will be available on a revolving basis until it expires on November 13, 2012, at which time all amounts outstanding under the Credit Facility will be due and payable. Advances under the Credit Facility will be made pursuant to a Revolving Credit Note executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to 3.50% in excess of LIBOR. Advances may be prepaid in whole or in part without premium or penalty.

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

The LIBOR rate was 0.46% on June 30, 2012.

At June 30, 2012 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the financial covenants associated with the Credit Facility at June 30, 2012.

The following table summarizes the Company’s contractual obligations at June 30, 2012:

Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-Term Debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	$320,043	$154,563	$164,890	$590	-
Unconditional Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations	-	-	-	-	-
Total Contractual Cash Obligations	$320,043	$154,563	$164,890	$590	$-

Capital expenditures were $2.2 million, $0.3 million and $0.3 million in fiscal 2012, 2011, and 2010, respectively. In 2012, the Company made capital expenditures of approximately $1.2 million to introduce new carbon dioxide absorbent products and further develop capacity for the production of carbon dioxide absorbent products. In addition, the Company made capital expenditures of approximately $0.3 million dollars for other new products. Additional capital expenditures were made to improve efficiency and save costs. The Company believes that cash flows from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures of $1.5 million in 2013.

Cash flows from operations may be negatively impacted by decreases in sales, market conditions, and adverse changes in working capital. In the event that economic conditions were to severely worsen for a protracted period of time, we believe that we will be able to negotiate an amendment and waiver to our existing credit facility or procure a replacement credit facility, and our borrowing capacity under those arrangements will provide sufficient financial flexibility. The Company would have options available to ensure liquidity in addition to increased borrowing. Capital expenditures, which are budgeted at $1.5 million for the fiscal year ended June 30, 2013, could be postponed. At June 30, 2012, the Company had no bank debt.

The Company’s credit facility will be available until it expires on November 13, 2012. Based on discussions with the Bank, the Company believes it will be able to negotiate an amendment with the Bank extending the term of the credit facility.

Inflation has not had a material effect on the Company's business or results of operations. The Company makes its foreign sales in U.S. dollars and, accordingly, sales proceeds are not affected by exchange rate fluctuations, although the effect on its customers does impact the pace of incoming orders.

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

The following table sets forth selected operating results for the eight quarters ended June 30, 2012. The information for each of these quarters is unaudited, but includes all normal recurring adjustments which the Company considers necessary for a fair presentation thereof. These operating results, however, are not necessarily indicative of results for any future period. Further, operating results may fluctuate as a result of the timing of orders, the Company’s product and customer mix, the introduction of new products by the Company and its competitors, and overall trends in the health care industry and the economy. While these patterns have an impact on the Company’s quarterly operations, the Company is unable to predict the extent of this impact in any particular period.

Dollars in thousands, except per share data

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Three months ended,	2012	2012	2011	2011	2011	2011	2010	2010
Net sales	$10,667	$10,702	$10,681	$11,395	$12,102	$11,338	$11,403	$11,941

Gross profit	2,495	2,325	2,735	2,406	3,034	2,608	2,810	2,551

Income (loss) from operations	(232)	(231)	41	(228)	220	114	209	(134)

Net income (loss)	(156)	(146)	23	(145)	115	60	117	(88)

Basic earnings (loss) per share	(0.02)	(0.02)	0.00	(0.02)	0.01	0.01	0.01	(0.01)

Diluted earnings (loss) per share	(0.02)	(0.02)	0.00	(0.02)	0.01	0.01	0.01	(0.01)

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

Recently Issued Accounting Pronouncements

See Item 8, Note 2 “Summary of Significant Accounting Policies” for a discussion of recent accounting pronouncements and their impact on the Company’s financial statements, if any.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2012, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the commercial bank’s “floating reference rate” or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at June 30, 2012. Allied has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 8.   Financial Statements and Supplementary Data

The following described financial statements of Allied Healthcare Products, Inc. are included in response to this item:

Report of Independent Registered Public Accounting Firm.

Statement of Operations for the fiscal years ended June 30, 2012, 2011 and 2010.

Balance Sheet for the fiscal years ended June 30, 2012 and 2011.

Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2012, 2011 and 2010.

Statement of Cash Flows for the fiscal years ended June 30, 2012, 2011 and 2010.

Notes to Financial Statements.

Schedule of Valuation and Qualifying Accounts and Reserves for the years ended June 30, 2012, 2011 and 2010.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Allied Healthcare Products, Inc.

We have audited the accompanying balance sheet of Allied Healthcare Products, Inc. (the Company) as of June 30, 2012 and 2011, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2012. In connection with our audit of the financial statements, we also have audited the related financial statement schedule of valuation and qualifying accounts and reserves for the years ended June 30, 2012, 2011 and 2010. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Healthcare Products, Inc. as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ RubinBrown LLP

St. Louis, Missouri

September 28, 2012

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

Year ended June 30,	2012	2011	2010

Net sales	$43,445,621	$46,783,436	$46,034,248
Cost of sales	33,484,512	35,780,657	34,944,714
Gross profit	9,961,109	11,002,779	11,089,534

Selling, general and administrative expenses	10,610,858	10,593,869	11,871,758
Income (loss) from operations	(649,749)	408,910	(782,224)

Other (income) expenses:
Interest income	(27,368)	(32,733)	(10,168)
Interest expense	336	66	4,269
Other, net	47,629	78,150	117,189
	20,597	45,483	111,290

Income (loss) before provision for (benefit from) income taxes	(670,346)	363,427	(893,514)
Provision for (benefit from) income taxes	(245,920)	159,019	(293,941)
Net income (loss)	$(424,426)	$204,408	$(599,573)

Basic income (loss) per share:	$(0.05)	$0.03	$(0.07)
Diluted income (loss) per share:	$(0.05)	$0.03	$(0.07)
Weighted average shares outstanding – Basic	8,124,386	8,107,313	8,066,740
Weighted average shares outstanding – Diluted	8,124,386	8,124,957	8,066,740

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

	June 30, 2012	June 30, 2011

ASSETS

Current assets:
Cash and cash equivalents	$5,284,543	$6,512,887
Accounts receivable, net of allowances of $300,000	4,843,593	5,366,860
Inventories, net	10,001,226	10,553,289
Income tax receivable	46,042	95,578
Other current assets	400,677	213,745
Total current assets	20,576,081	22,742,359

Property, plant and equipment, net	9,603,556	8,660,507
Other assets, net	1,167,432	362,480
Total assets	$31,347,069	$31,765,346

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,797,144	$1,644,910
Other accrued liabilities	1,855,579	1,645,552
Deferred income taxes	802,961	512,572
Deferred revenue	114,700	688,200
Total current liabilities	4,570,384	4,491,234

Deferred revenue	-	114,700

Commitments and contingencies (Notes 4 and 9)

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,427,878 shares issued at June 30, 2012 and June 30, 2011; 8,124,386 shares outstanding at June 30, 2012 and June 30, 2011	104,279	104,279
Additional paid-in capital	48,540,802	48,499,103
Accumulated deficit	(1,136,968)	(712,542)
Less: treasury stock, at cost; 2,303,492 shares at
June 30, 2012 and 2011	(20,731,428)	(20,731,428)
Total stockholders' equity	26,776,685	27,159,412
Total liabilities and stockholders' equity	$31,347,069	$31,765,346

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance, July 1, 2009	$102,048	$47,632,049	$(317,377)	$(20,731,428)	$26,685,292

Issuance of common stock	1,921	82,947	-	-	84,868

Stock based compensation	-	647,926	-	-	647,926

Net loss for the year ended June 30, 2010	-	-	(599,573)	-	(599,573)
Balance, June 30, 2010	103,969	48,362,922	(916,950)	(20,731,428)	26,818,513

Issuance of common stock	310	115,920	-	-	116,230

Stock based compensation	-	20,261	-	-	20,261

Net income for the year ended June 30, 2011	-	-	204,408	-	204,408
Balance, June 30, 2011	104,279	48,499,103	(712,542)	(20,731,428)	27,159,412

Stock based compensation	-	41,699	-	-	41,699

Net loss for the year ended June 30, 2012	-	-	(424,426)	-	(424,426)
Balance, June 30, 2012	$104,279	$48,540,802	$(1,136,968)	$(20,731,428)	$26,776,685

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

Year ended June 30,	2012	2011	2010

Cash flows from operating activities:
Net income (loss)	$(424,426)	$204,408	$(599,573)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,283,349	1,361,684	1,364,923
Stock based compensation	44,179	20,261	647,926
Provision for doubtful accounts and sales returns and allowances	27,025	20,863	1,655
Deferred tax provision (benefit)	(257,501)	41,232	55,788
Loss (gain) on disposition of equipment	-	(4,000)	67,848

Changes in operating assets and liabilities:
Accounts receivable	496,242	30,531	752,529
Inventories	552,063	602,167	1,508,482
Income tax receivable	49,536	782,087	59,608
Other current assets	(186,932)	8,095	105,363
Other assets, net	(275,000)	-	-
Accounts payable	152,234	(305,536)	316,878
Deferred revenue	(688,200)	(688,200)	(688,200)
Other accrued liabilities	210,027	(595,708)	(75,302)
Net cash provided by operating activities	982,596	1,477,884	3,517,925

Cash flows from investing activities:
Capital expenditures	(2,210,940)	(348,551)	(337,463)
Proceeds from disposal of property, plant and equipment	-	4,000	54,630
Net cash used in investing activities	(2,210,940)	(344,551)	(282,833)

Cash flows from financing activities:
Stock options exercised	-	103,250	3,469
Minimum tax withholdings on stock options exercised	-	-	(406,110)
Excess tax benefit from exercise of stock options	-	12,980	487,509
Net cash provided by financing activities	-	116,230	84,868

Net increase (decrease) in cash and cash equivalents	(1,228,344)	1,249,563	3,319,960
Cash and cash equivalents at beginning of year	6,512,887	5,263,324	1,943,364
Cash and cash equivalents at end of year	$5,284,543	$6,512,887	$5,263,324

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$336	$66	$4,269
Income taxes	$25,266	$25,356	$31,039

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization

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

Revenue recognition

Revenue is recognized for all sales, including sales to agents and distributors, at the time products are shipped and title has transferred, provided that a purchase order has been received or a contract executed, there are not uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is reasonably assured. Sales discounts, returns and allowances are included in net sales, and the provision for doubtful accounts is included in selling, general and administrative expenses. Additionally, it is the Company’s practice to include revenues generated from freight billed to customers in net sales with corresponding freight expense included in cost of sales in the Statement of Operations. The Company reports sales taxes on sales transactions on a net basis in the Statement of Operations, and therefore does not include sales taxes in revenues or costs.

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

Allied does offer limited warranties on its products.  The standard warranty period is one year.  The Company’s cost of providing warranty service for its products for the years ended June 30, 2012, June 30, 2011, and June 30, 2010 was $152,625, $125,369, and $135,032, respectively.  The related liability for warranty service amounted to $139,906 and $83,380 at June 30, 2012 and 2011, respectively.

Marketing and Advertising Costs

Promotional and advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Statement of Operations. Advertising expenses for the years ended June 30, 2012, 2011 and 2010 were $46,278, $42,119, and $55,504, respectively.

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

Accounts receivable and concentrations of credit risk

Accounts receivable are recorded at the invoiced amount. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses based on past experience and an analysis of current amounts due, and historically such losses have been within management's expectations. The Company maintains an allowance for doubtful accounts to reflect the uncollectibility of accounts receivable based on past collection history and specific risks indentified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. The Company’s customers can be grouped into three main categories: medical equipment distributors, construction contractors and health care institutions. At June 30, 2012 the Company believes that it has no significant concentration of credit risk.

Inventories

Inventories are stated at the lower of cost, determined using the last-in, first-out (“LIFO”) method, or market. If the first-in, first-out method (which approximates replacement cost) had been used in determining cost, inventories would have been $2,515,706 and $2,608,503 higher at June 30, 2012 and 2011, respectively. Changes in the LIFO reserve are included in cost of sales. Cost of sales was reduced by $164,645, $55,475 and $0 in fiscal 2012, 2011, and 2010 respectively, as a result of LIFO liquidations. Costs in inventory include raw materials, direct labor and manufacturing overhead.

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. The reserve for obsolete and excess inventory was $1,327,291 and $1,419,420 at June 30, 2012 and 2011, respectively.

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

Impairment of long-lived assets

The Company evaluates impairment of long-lived assets under the provisions of ASC Topic 360: “Property, Plant and Equipment.” ASC 360 provides a single accounting model for long-lived assets to be disposed of and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under ASC 360, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss will be recognized. No impairment losses of long-lived assets or identifiable intangibles were recorded by the Company for fiscal years ended June 30, 2012, 2011, and 2010.

Collective Bargaining Agreement

At June 30, 2012, the Company had approximately 289 full-time employees. Approximately 179 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2015.

Self-insurance

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2012 and 2011, the Company had approximately $190,000 and $229,000 respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

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

The Company recognizes tax liabilities when, despite the Company’s belief that its tax return positions are supportable, the Company believes that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. To the extent the Company deems it necessary to record a liability for its tax positions, the current portion of the liability is included in income taxes payable and the noncurrent portion is included in other liabilities in balance sheet. If upon the final tax outcome of these matters the ultimate liability is different than the amounts recorded, such differences are reflected in income tax expense in the period in which such determination is made. The Company’s federal tax returns for the fiscal years after 2009 remain subject to examination. The various states in which the Company is subject to income tax are generally open for the fiscal years 2009 and after.

The Company classifies interest expenses on taxes payable as interest expense. Penalties are classified as a component of other expenses.

Research and development costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses for the years ended June 30, 2012, 2011 and 2010 were $948,213, $822,978, and $858,509, respectively.

Earnings per share

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are based on the sum of the weighted averaged number of shares of common stock and common stock equivalents outstanding during the year. The weighted average number of basic shares outstanding for the years ended June 30, 2012, 2011 and 2010 was 8,124,386, 8,107,313 and 8,066,740 shares, respectively. The weighted average number of diluted shares outstanding for the years ended June 30, 2012, 2011 and 2010 was 8,124,386, 8,124,957 and 8,066,740 shares, respectively. The dilutive effect of the Company's employee and director stock option plans are determined by use of the treasury stock method. Potential common shares not included in the calculation of net loss per share, as their effect would be anti-dilutive, are 3,806, 0 and 57,193 for the years ended June 30, 2012, 2011 and 2010 respectively.

The following information is necessary to calculate earnings per share for the periods presented:

Year ended June 30,	2012	2011	2010

Net income (loss), as reported	$(424,426)	$204,408	$(599,573)

Weighted average common shares outstanding	8,124,386	8,107,313	8,066,740
Effect of dilutive stock options	-	17,644	-
Weighted average diluted common shares outstanding	8,124,386	8,124,957	8,066,740

Net income (loss) per common share
Basic	$(0.05)	$0.03	$(0.07)
Diluted	$(0.05)	$0.03	$(0.07)

Employee stock options excluded from computation of diluted income per share amounts because their effect would be anti-dilutive	3,806	-	57,193

Employee stock-based compensation

The company follows the provisions of ASC Topic 718: “Compensation – Stock Compensation”, which sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of the stock options and other equity-based compensation.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions utilized in the Black-Scholes option pricing model for options granted during the fiscal years ended June 30, 2012, 2011 and 2010.

35

	2012	2011	2010

Weighted-average fair value	$1.60	$1.98	$1.91
Weighted-average volatility	46%	46%	59%
Weighted-average expected life (in years)	6.0	6.0	3.0
Weighted-average risk-free interest rate	1.67%	1.54%	1.60%
Dividend yield	0%	0%	0%

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

Share-based compensation expense included in the Statement of Operations for the fiscal years ended June 30, 2012, 2011 and 2010 was approximately $44,000, $20,000 and $648,000 respectively. Unrecognized shared-based compensation cost related to unvested stock options as of June 30, 2012 amounts to approximately $42,000. The cost is expected to be recognized over the next two fiscal years.

The Company recognized income tax benefits for share-based compensation arrangements of approximately $18,000, $8,000 and $259,000 for the years ended June 30, 2012, 2011 and 2010, respectively.

The following table summarizes stock option exercises for the fiscal years ended June 30, 2012, 2011 and 2010.

	2012	2011	2010

Stock options exercised	-	31,000	543,500
Total intrinsic value of stock options exercised	$-	$32,450	$1,218,771
Cash received from stock option exercises	$-	$103,250	$3,469
Tax benefit from stock options exercised	$-	$12,980	$487,509

Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued guidance titled “Disclosures about an Employers Participation in a Multiemployer Plan”. The guidance requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information about an employer’s involvement in multiemployer pension plans. The guidance is effective for years ending after December 15, 2011. Adoption of this pronouncement did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof issued by the FASB, AICPA and the SEC that have effective dates during the periods reported and in future periods. Management does not believe that any of those pronouncements will have a material impact on the Company’s present or future financial statements.

3.	Financing

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

The Credit Facility was amended on November 11, 2011 extending the maturity date to November 13, 2012. The Credit Facility will be available on a revolving basis until it expires on November 13, 2012, at which time all amounts outstanding under the Credit Facility will be due and payable. Advances under the Credit Facility will be made pursuant to a Revolving Credit Note executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to 3.50% in excess of LIBOR. Advances may be prepaid in whole or in part without premium or penalty.

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

The LIBOR rate was 0.46% on June 30, 2012.

At June 30, 2012 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the financial covenants associated with the Credit Facility at June 30, 2012.

4.	Lease Commitments

The Company leases certain of its equipment under non-cancelable operating lease agreements. Minimum lease payments under operating leases at June 30, 2012 are as follows:

Operating
Fiscal Year	Leases

2013	$154,563
2014	137,460
2015	19,812
2016	7,618
2017	590
Total minimum lease payments	$320,043

Rental expense incurred on operating leases in fiscal 2012, 2011, and 2010 totaled $238,486, $303,079 and $275,446 respectively.

5.	Income Taxes

The provision for (benefit from) income taxes consists of the following:

	2012	2011	2010
Current:
Federal	$-	$(38,368)	$(324,691)
State	11,581	156,155	(25,038)
Total current	11,581	117,787	(349,729)

Deferred:
Federal	(252,778)	96,079	108,702
State	(4,723)	(54,847)	(52,914)
Total deferred	(257,501)	41,232	55,788
	$(245,920)	$159,019	$(293,941)

A reconciliation of income taxes, with the amounts computed at the statutory federal rate is as follows:

	2012	2011	2010

Computed tax at federal statutory rate	$(227,917)	$123,565	$(303,795)
State income taxes, net of federal tax benefit	(4,982)	42,610	(26,860)
Tax exempt income	-	-	(492)
Non deductible expenses	17,572	25,821	26,544
Federal research credit	(31,507)	(30,000)	-
Other, net	914	(2,977)	10,662
Total	$(245,920)	$159,019	$(293,941)

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of June 30, 2012 and 2011 are as follows:

38

	2012		2011
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities

Current:
Bad debts	$40,000	$—	$40,000	$—
Prepaid expenses	—	26,159	—	17,594
Deferred revenue	45,880	—	275,280	—
Accrued liabilities	326,170	—	332,122	—
Inventory	—	1,188,853	—	1,142,379
	412,050	1,215,012	647,402	1,159,973

Non Current:
Depreciation	—	419,006	—	434,968
Net operating loss and credit carryforwards	882,440	—	348,796	—
Intangible assets	—	1,048	—	5,687
Deferred revenue	—	—	45,880	—
Accrued pension liability	69,880	—	56,062	—
Stock options	351,262	—	336,272	—
Other	—	16,106	—	24,343
	1,303,582	436,160	787,010	464,998
Valuation Allowance	—	—	—	—
Total deferred taxes	$1,715,632	$1,651,172	$1,434,412	$1,624,971

The net long term deferred tax asset of $867,422 and $322,013 is included in other assets in the June 30, 2012 and 2011 balance sheet, respectively. At June 30, 2012 there were $2.0 million dollars of federal net operating loss carryforwards which will expire in 2031 through 2032. In addition, the Company has state tax net operating losses of approximately $3.4 million that expire in varying years from 2029 through 2032.

The Company files a federal and multiple state income tax returns. The Company’s federal and state income tax returns are open for fiscal years ending after June 30, 2009.

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at June 30, 2012 and June 30, 2011.

6.	Employee Retirement Benefits

The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code to certain eligible salaried employees. Each employee may elect to enter a written salary deferral agreement under which a portion of such employee's pre-tax earnings may be contributed to the plan.

During the fiscal years ended June 30, 2012, 2011 and 2010, the Company made contributions of $247,576, $245,628, and $252,858, respectively.

The risk of participating in multi-employer pension plan is different from single-employer plans. Assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

The Company’s participation in a multi-employer pension plan for the year ended June 30, 2012, is outlined in the table below. The “EIN/PN” column provides the Employee Identification Number (EIN) and the three-digit plan number (PN). The most recent Pension Protection Act (PPA) zone status for 2011 and 2010 is for the plan year-ends as indicated below. The zone status is based on information that the Company obtained from the Notes to the Financial Statements included with the plan’s Form 5500. Among other factors, plans in the red zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-bargaining agreement (CBA) to which the plan is subject.

	PPA Zone Status				Contributions by the Company
				FIP/RP
				Status
				Pending/				Surcharge	Expiration
Pension Trust Fund	EIN/PN	2011	2010	Implemented	2012	2011	2010	Imposed	Date of CBA

District No. 9	51-0138317/001	Green	Red
International		12/31/2010	12/31/2009	Implemented	$331,154	$369,195	$367,581	No	5/31/2015
Association of
Machinist and
Aerospace Workers
Pension Plan

The Company was not listed in the Form 5500 for the above plan as of the plan year ends as providing more than 5 percent of total contributions.

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

A summary of stock option transactions in fiscal 2010, 2011 and 2012, respectively, pursuant to the Employee Plans and the Directors Plans is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

June 30, 2009	690,500	$2.52
Options Granted	326,000	$4.26
Options Exercised	(543,500)	$2.00
Options Forfeited or Expired	0	$0.00
June 30, 2010	473,000	$4.32	4.8	$18,140

June 30, 2010	473,000	$4.32
Options Granted	6,000	$4.34
Options Exercised	(31,000)	$3.33
Options Forfeited or Expired	0	$0.00
June 30, 2011	448,000	$4.38	4.2	$21,900

June 30, 2011	448,000	$4.38
Options Granted	51,000	$3.51
Options Exercised	0	$0.00
Options Forfeited or Expired	(31,000)	$3.40
June 30, 2012	468,000	$4.35	4.1	$330
Exercisable at June 30, 2012	432,000	$4.42	3.6	$330

The following table provides additional information for options outstanding and exercisable at June 30, 2012:

Options Outstanding

Range of Exercise Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
2.90 - 4.24	61,000	8.4 years	$3.56
4.25 - 4.25	320,000	3.2 years	$4.25
4.26 - 6.99	87,000	4.3 years	$5.29

$2.90 - 6.99	468,000	4.1 years	$4.35

Options Exercisable

Range of Exercise Prices	Number	Weighted Average Exercise Price

2.90 - 4.24	25,000	$3.64
4.25 - 4.25	320,000	$4.25
4.26 - 6.99	87,000	$5.29

$2.90 - 6.99	432,000	$4.42

See Note 2 for discussion of accounting for stock awards and related fair value disclosures.

8.	Supplemental Balance Sheet Information

		June 30,
		2012	2011
Inventories
Work in progress		$654,677	$820,586
Component parts		7,495,333	7,858,862
Finished goods		3,178,507	3,293,261
Reserve for obsolete and excess inventory		(1,327,291)	(1,419,420)
		$10,001,226	$10,553,289

	Estimated
	Useful Life
	(years)
Property, plant and equipment
Machinery and equipment	3-10	$13,231,044	$11,528,855
Buildings	28-35	12,620,447	12,222,170
Land and land improvements	5-7	934,216	934,216

Total property, plant and equipment at cost		26,785,707	24,685,241
Less accumulated depreciation and amortization		(17,182,151)	(16,024,734)
		$9,603,556	$8,660,507

Depreciation expense was $1.3 million, $1.3 million, and $1.4 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

Other accrued liabilities
Accrued compensation expense		$1,246,145	$1,162,392
Customer deposits		406,471	253,199
Other		202,963	229,961
		$1,855,579	$1,645,552

9.	Commitments and Contingencies

Legal Claims

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. The Company intends to continue to conduct business in such a manner as to avert any FDA action seeking to interrupt or suspend manufacturing or require any recall or modification of products.

The Company has recognized the costs and associated liabilities only for those investigations, claims and legal proceedings for which, in its view, it is probable that liabilities have been incurred and the related amounts are estimable. Based upon information currently available, management believes that existing accrued liabilities are sufficient and that it is not reasonably possible at this time that any additional liabilities will result from the resolution of these matters that would have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Stuyvesant Falls Power Litigation. The Company is currently involved in litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”) and other parties, which provides electrical power to the Company’s facility in Stuyvesant Falls, New York. In fiscal year 2011, Niagara began sending invoices to the Company for electricity used at the Company’s Stuyvesant Falls plant. The Company maintains in its defense of the lawsuit that it is entitled to a certain amount of free electricity based on covenants running with the land which have been honored for more than a century. Niagara’s attempts to collect such invoices were stopped in December 2010 by a temporary restraining order, although a court has not yet ruled on the merits of all of Niagara’s claims. Among other things, Niagara seeks approximately $469,000, which it alleges represents the value of electricity provided prior to the commencement of litigation going back to 2003. The Company has posted a $250,000 bond which Niagara could draw against for electricity provided and not collected since the December 2010 temporary restraining order in the event Niagara prevails in its lawsuit. The amount of the bond exceeds the cumulative invoiced electricity charges generated by Niagara since the issuance of the temporary restraining order. As of June 30, 2012, the Company has not recorded a provision for this matter as management intends to vigorously defend this litigation and believes it is not probable that the Company will be required to pay for electricity as Niagara claims. The Company believes, however, that any liability it may incur should it not prevail in the litigation would not have a material adverse effect on its financial condition, its result of operations, or its cash flows.

Armstrong Medical Litigation. On June 8, 2012, the Company settled outstanding litigation with Armstrong Medical Limited (“Armstrong”) related to a patent held by Armstrong concerning carbon dioxide absorbents for use in anesthesiology. The Company and Armstrong agreed to mutually dismiss the litigation regarding the Armstrong patent. In connection with the settlement agreement, Allied received broad, perpetual license rights under the Armstrong patent pursuant to a pre-paid license agreement. In consideration for the settlement agreement, Allied paid an aggregate of $275,000 to Armstrong.

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

Sales by Region

	2012	2011	2010

Domestic United States	$33,816,317	$37,634,627	$37,337,662
Europe	1,510,197	1,721,779	1,390,631
Canada	603,530	668,430	676,428
Latin America	4,883,288	3,427,960	3,326,792
Middle East	925,658	911,401	512,744
Far East	1,594,172	2,296,635	2,545,353
Other International	112,459	122,604	244,638
	$43,445,621	$46,783,436	$46,034,248

Sales by Product

	2012	2011	2010

Respiratory care products	$10,082,450	$10,796,923	$11,142,890
Medical gas equipment	24,803,614	24,949,906	24,623,684
Emergency medical products	8,559,557	11,036,607	10,267,674
	$43,445,621	$46,783,436	$46,034,248

11. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for fiscal 2012 and 2011 appears below (all amounts in thousands except per share amounts):

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Three months ended,	2012	2012	2011	2011	2011	2011	2010	2010
Net sales	$10,667	$10,702	$10,681	$11,395	$12,102	$11,338	$11,403	$11,941

Gross profit	2,495	2,325	2,735	2,406	3,034	2,608	2,810	2,551

Income (loss) from operations	(232)	(231)	41	(228)	220	114	209	(134)

Net income (loss)	(156)	(146)	23	(145)	115	60	117	(88)

Basic earnings (loss) per share	(0.02)	(0.02)	0.00	(0.02)	0.01	0.01	0.01	(0.01)

Diluted earnings (loss) per share	(0.02)	(0.02)	0.00	(0.02)	0.01	0.01	0.01	(0.01)

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

The payments received from Abbott are being recognized into income, as net sales, over the eight-year term of the agreement. Allied has no further obligations under this agreement which would require the Company to repay these amounts or otherwise impact this accounting treatment. During the fiscal years ended June 30, 2012, 2011, and 2010, $688,200 was recognized into income as net sales in each year. The agreement expired in August 2012 and no further income will be recognized from the agreement after such expiration.

A reconciliation of deferred revenue resulting from the agreement with Abbott, with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Twelve Months ended
	June 30,
	2012	2011

Beginning balance	$802,900	$1,491,100

Revenue recognized as net sales	(688,200)	(688,200)
	114,700	802,900
Less - Current portion of deferred revenue	(114,700)	(688,200)
	$0	$114,700

In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott has agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of June 30, 2012, $2,150,000 has been received as a result of product development activities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and that such in formation is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as required under Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of June 30, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

There were no changes to the Company’s internal controls over financial reporting during the fourth quarter that have materially effected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A list of our executive officers and biographical information appears at the end of Item 1, in Part I of this report. A definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after June 30, 2012. The information required by this item is set forth under the caption “Election of Directors”, under the caption “Executive Officers”, and under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement, which information is incorporated herein by reference thereto.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

None

Item 14. Principal Accounting Fees and Services

The information required by this item will appear in the section entitled “Audit Fees” included in the definitive proxy statement relating to the 2012 Annual Meeting of stockholders and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

The following financial statements of the Company are included in response to Item 8:

Statement of Operations for the years ended
June 30, 2012, 2011, and 2010

Balance Sheet at June 30, 2012 and 2011

Statement of Changes in Stockholders’ Equity
for the years ended June 30, 2012, 2011 and 2010

Statement of Cash Flows for the years ended June 30, 2012,
2011 and 2010

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedule

Valuation and Qualifying Accounts and Reserves for the Years
Ended June 30, 2012, 2011 and 2010

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
President and Chief Executive Officer

/S/ Daniel C. Dunn
Daniel C. Dunn
Vice President, Chief Financial Officer, and Secretary

Dated: September 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28th, 2012.

Signatures	Title

*	Chairman of the Board
John D. Weil

*	President, Chief Executive Officer and Director (principal Executive Officer)
Earl R. Refsland

*	Director
William A. Peck

*
Joseph Root	Director

*
Judy Graves.	Director

* By:	/s/ Earl R. Refsland
Earl R. Refsland
Attorney-in-Fact

* Such signature has been affixed pursuant to the following Power of Attorney.

ALLIED HEALTHCARE PRODUCTS, INC.

RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
	Balance at	Charged to	Charged to
	beginning of	costs	other accounts -		Deductions -		Balance at end
Description	period	and expenses	describe		describe		of period

For the Year Ended June 30, 2012

Accounts Receivable Allowances	$(300,000)	$(27,025)			$27,025	(1)	$(300,000)

Inventory Allowance For Obsolescence And Excess Quantities	$(1,419,420)	$(33,061)	$(27,018	)(3)	$152,208	(2)	$(1,327,291)

For the Year Ended June 30, 2011

Accounts Receivable Allowances	$(300,000)	$(20,863)			$20,863	(1)	$(300,000)

Inventory Allowance For Obsolescence And Excess Quantities	$(1,476,490)	$(120,000)	$(28,291	)(3)	$205,361	(2)	$(1,419,420)

For the Year Ended June 30, 2010

Accounts Receivable Allowances	$(300,000)	$(1,655)			$1,655	(1)	$(300,000)

Inventory Allowance For Obsolescence And Excess Quantities	$(1,347,648)	$(120,000)	$(97,138	)(3)	$88,296	(2)	$(1,476,490)

(1)	Decrease due to bad debt write-offs and recoveries.

(2)	Decrease due to disposal of obsolete inventory.

(3)	Increase due to inventory revaluation. The other account charged as a result of this revaluation was inventory before reserves. This did not result in a change to our net inventory or net income(loss).

S-2

INDEX TO EXHIBITS

Exhibit
No.	Description

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

S-3

10.10         Loan and Security Agreement dated November 17, 2009 by and between the Company and Enterprise Bank & Trust, including Revolving Credit Note (incorporated by reference to 8-K filed November 18, 2009 with event date of November 13, 2009)

10.11         Agreement dated August 27, 2004 between Allied Healthcare Products, Inc and Abbott Laboratories, Inc. (incorporated by reference to 8-K filed August 30, 2004 with event date of August 27, 2004)

10.12         Patent License Agreement, dated June 8, 2012, by and between Allied Healthcare Products, Inc. and Armstrong Medical Limited (filed herewith).

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

31.1         Certification of Chief Executive Officer (filed herewith)

31.2         Certification of Chief Financial Officer (filed herewith)

32.1         Sarbanes-Oxley Certification of Chief Executive Officer (provided herewith)*

32.2         Sarbanes-Oxley Certification of Chief Financial Officer (provided herewith)*

99.1         Press Release dated September 28, 2012 announcing fourth quarter and fiscal 2012 earnings*

Pursuant to Rule 405 Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 is formatted in XBRL interactive data files; (i) Statement of Operation, (ii) Balance Sheet, (iii) Statement of Cash Flows and (iv) Notes to Financial Statements.

* Notwithstanding any incorporation of this Annual Report on Form 10-K in any other filing by the Registrant, Exhibits designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.

S-4