Form 10-Q
period 2012-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2012-11-07
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2012

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

Yes ☐ No ☒

The number of shares of common stock outstanding at November 4, 2012 is 8,124,386 shares.

INDEX
			Page
			Number
Part I –	Financial Information

	Item 1.	Financial Statements
		Statement of Operations -
		Three months ended September 30,
		2012 and 2011 (Unaudited)	3

		Balance Sheet -
		September 30, 2012 (Unaudited) and
		June 30, 2012	4 - 5

		Statement of Cash Flows -
		Three months ended September 30, 2012 and 2011
		(Unaudited)	6

		Notes to Financial Statements	7 – 10

	Item 2.	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	11 – 14

	Item 3.	Quantitative and Qualitative Disclosure
		about Market Risk	13

	Item 4.	Controls and Procedures	14

Part II -	Other Information

	Item 1.	Legal Proceedings	14

	Item 6.	Exhibits	15

		Signature	16

SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, and specific matters which relate directly to the Company's operations and properties as discussed in the Company’s annual report on Form 10-K for the year ended June 30, 2012. The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended
	September 30,
	2012	2011

Net sales	$9,287,091	$11,395,008
Cost of sales	7,308,116	8,988,991
Gross profit	1,978,975	2,406,017

Selling, general and
administrative expenses	2,638,575	2,634,089
Loss from operations	(659,600)	(228,072)

Other (income) expenses:
Interest income	(4,226)	(8,994)
Interest expense	-	336
Other, net	7,581	14,405
	3,355	5,747

Loss before benefit from income taxes	(662,955)	(233,819)
Benefit from income taxes	(251,923)	(88,851)
Net loss	$(411,032)	$(144,968)

Basic and diluted loss per share	$(0.05)	$(0.02)

Weighted average shares outstanding - basic and diluted	8,124,386	8,124,386

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	September 30,	June 30,
	2012	2012

Current assets:
Cash and cash equivalents	$5,386,060	$5,284,543
Accounts receivable, net of allowances of $300,000	3,703,348	4,843,593
Inventories, net	10,341,123	10,001,226
Income tax receivable	301,944	46,042
Other current assets	658,107	400,677

Total current assets	20,390,582	20,576,081

Property, plant and equipment, net	9,581,008	9,603,556
Other assets, net	1,151,795	1,167,432

Total assets	$31,123,385	$31,347,069

See accompanying Notes to Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	September 30,	June 30,
	2012	2012

Current liabilities:
Accounts payable	$1,834,952	$1,797,144
Other accrued liabilities	2,112,964	1,855,579
Deferred income taxes	798,392	802,961
Deferred revenue	-	114,700
Total current liabilities	4,746,308	4,570,384

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,427,878 shares issued at September 30, 2012 and June 30, 2012; 8,124,386 shares outstanding at September 30, 2012 and June 30, 2012	104,279	104,279
Additional paid-in capital	48,552,226	48,540,802
Accumulated deficit	(1,548,000)	(1,136,968)
Less treasury stock, at cost; 2,303,492 shares at September 30, 2012 and June 30, 2012	(20,731,428)	(20,731,428)
Total stockholders' equity	26,377,077	26,776,685
Total liabilities and stockholders' equity	$31,123,385	$31,347,069

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three months ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net loss	($411,032)	($144,968)
Adjustments to reconcile net loss to net
cash provided by operating activities:

Depreciation and amortization	307,346	306,848
Stock based compensation	11,424	10,287
Provision for doubtful accounts and sales
returns and allowances	1,474	1,901
Deferred taxes	(4,569)	(4,116)

Changes in operating assets and liabilities:
Accounts receivable	1,138,771	218,032
Inventories	(339,897)	(198,768)
Income tax receivable	(255,902)	(92,150)
Other current assets	(257,430)	(242,270)
Accounts payable	37,808	151,825
Deferred revenue	(114,700)	(172,050)
Other accrued liabilities	257,385	315,578
Net cash provided by operating activities	370,678	150,149

Cash flows from investing activities:
Capital expenditures	(269,161)	(498,858)
Net cash used in investing activities	(269,161)	(498,858)

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	101,517	(348,709)
Cash and cash equivalents at beginning of period	5,284,543	6,512,887
Cash and cash equivalents at end of period	$5,386,060	$6,164,178

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.   Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The accompanying unaudited financial statements of Allied Healthcare Products, Inc. (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes to the financial statements thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

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

2.   Inventories

Inventories are comprised as follows:

	September 30, 2012	June 30, 2012

Work-in progress	$691,627	$654,677
Component parts	7,748,422	7,495,333
Finished goods	3,220,677	3,178,507
Reserve for obsolete and excess
inventory	(1,319,603)	(1,327,291)
	$10,341,123	$10,001,226

3.   Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of basic and diluted shares outstanding for the three months ended September 30, 2012 and 2011 were 8,124,386.

4.   Commitments and Contingencies

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

Stuyvesant Falls Power Litigation. The Company is currently involved in litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”) and other parties, which provides electrical power to the Company’s facility in Stuyvesant Falls, New York. In fiscal year 2011, Niagara began sending invoices to the Company for electricity used at the Company’s Stuyvesant Falls plant. The Company maintains in its defense of the lawsuit that it is entitled to a certain amount of free electricity based on covenants running with the land which have been honored for more than a century. Niagara’s attempts to collect such invoices were stopped in December 2010 by a temporary restraining order, although a court has not yet ruled on the merits of all of Niagara’s claims. Among other things, Niagara seeks approximately $469,000, which it alleges represents the value of electricity provided prior to the commencement of litigation going back to 2003. The Company has posted a $250,000 bond which Niagara could draw against for electricity provided and not collected since the December 2010 temporary restraining order in the event Niagara prevails in its lawsuit. The amount of the bond exceeds the cumulative invoiced electricity charges generated by Niagara since the issuance of the temporary restraining order. As of September 30, 2012, the Company has not recorded a provision for this matter as management intends to vigorously defend this litigation and believes it is not probable that the Company will be required to pay for electricity as Niagara claims. The Company believes, however, that any liability it may incur should it not prevail in the litigation would not have a material adverse effect on its financial condition, its result of operations, or its cash flows.

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

The Credit Facility was amended on November 11, 2011 extending the maturity date to November 13, 2012. The Credit Facility will be available on a revolving basis until it expires on November 13, 2012, at which time all amounts outstanding under the Credit Facility will be due and payable. Advances under the Credit Facility will be made pursuant to a Revolving Credit Note executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to 3.50% in excess of the 30-day LIBOR rate. Advances may be prepaid in whole or in part without premium or penalty.

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

The 30-day LIBOR rate was 0.22% on September 30, 2012.

At September 30, 2012 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the financial covenants associated with the Credit Facility at September 30, 2012.

6.   Baralyme® Agreement

A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories (“Abbott”), with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Three Months ended
	September 30,
	2012	2011

Beginning balance	$114,700	$802,900

Revenue recognized as net sales	(114,700)	(172,050)

	0	630,850
Less - Current portion of deferred revenue	0	(630,850)
	$-	$-

In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of September 30, 2012, $2,150,000 has been received as a result of product development activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Allied had net sales of $9.3 million for the three months ended September 30, 2012, down $2.1 million from net sales of $11.4 million in the prior year same quarter. Domestic sales were down 22.9% while international sales, which represented 22.8% of first quarter sales, were up 1.3% from the prior year same quarter.

Sales for the three months ended September 30, 2012 include $114,700 for the recognition into income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Income from the agreement was recognized at $57,350 per month until the expiration of the agreement in August 2012. Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®, as well as Litholyme®, a new premium carbon dioxide absorbent. The Company ceased the sale of Baralyme® on August 27, 2004.

Orders for the Company’s products for the three months ended September 30, 2012 of $9.6 million were $1.6 million or 14.3% lower than orders for the prior year same quarter of $11.2 million. Domestic orders are down 21.6% over the prior year same quarter while international orders, which represented 28.2% of first quarter orders, were 12.0% higher than orders for the prior year same quarter. The Company has reorganized efforts to effectively reach international markets, and international sales and orders comprise a higher percentage than in the prior year. Domestic orders during the first quarter were impacted negatively by several factors, including a decrease in government orders from the prior year and continued market pressure in the domestic hospital and construction market. Government orders do show variation between periods and the decrease is not believed to reflect a drop in market share. The Company also continues to believe that the purchase of equipment and durable goods and the purchase of equipment by hospitals and municipalities have been cut to meet budgets and conserve cash due to the slow recovery of the economy since the recession in 2008. Orders and sales remain below pre-recession levels.

Gross profit for the three months ended September 30, 2012 was $2.0 million, or 21.5% of net sales, compared to $2.4 million, or 21.1% of net sales, for the three months ended September 30, 2011. Gross profit, as a percentage of sales, was favorably impacted by purchasing and manufacturing improvements in the Company’s St. Louis and New York facilities.

Selling, general and administrative expenses for the three months ended September 30, 2012 were $2.6 million unchanged from selling, general and administrative expenses of $2.6 million for the three months ended September 30, 2011. Salaries and benefits are approximately $56,000 higher than in the prior year. This increase has been offset by decreases in other expense accounts including a $43,000 decrease in legal expenses and a $24,000 decrease in research and development cost.

Loss from operations was $659,600 for the three months ended September 30, 2012 compared to loss from operations of $228,072 for the three months ended September 30, 2011. Allied had loss before benefit from income taxes in the first quarter of fiscal 2013 of $662,955 compared to loss before benefit from income taxes in the first quarter of fiscal 2012 of $233,819.

Net loss for the first quarter of fiscal 2013 was $411,032 or $0.05 per basic and diluted share compared to net loss of $144,968 or $0.02 per basic and diluted share for the first quarter of fiscal 2012. The weighted average number of basic and diluted shares outstanding for the three months ended September 30, 2012 and 2011 were 8,124,386.

Liquidity and Capital Resources

The Company believes that available resources and anticipated cash flows from operations are sufficient to meet operating requirements in the coming year.

The Company’s working capital was $15.6 million at September 30, 2012 compared to $16.0 million at June 30, 2012. The decrease in working capital was primarily a result of accounts receivable which decreased by $1.1 million largely due to a decrease in sales. Accounts receivable as measured in days of sales outstanding (“DSO”) was 39 DSO at September 30, 2012; down from 44 DSO at June 30, 2012. In addition other accrued liabilities increased by $0.3 million. At September 30, 2012 these decreases in working capital were offset by an increase in other current assets of $0.3 million, an increase in income tax receivable of $0.3 million and an increase in inventory of $0.3 million due to the decrease in sales. The increase in other current assets is a result of prepayment of the Company’s insurance premiums for the fiscal year.

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

Advances under the Credit Facility will be made pursuant to a Revolving Credit Note executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to the 30-day LIBOR rate plus 3.50%. Advances may be prepaid in whole or in part without premium or penalty. The 30-day LIBOR rate was 0.22% on September 30, 2012.

At September 30, 2012 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

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

Inflation has not had a material effect on the Company’s business or results of operations during the first quarter of fiscal 2013.

Litigation and Contingencies

The Company becomes, from time to time, a party to personal injury litigation arising out of incidents involving the use of its products. The Company believes that any potential judgments resulting from these claims over its self-insured retention will be covered by the Company’s product liability insurance.

Recently Issued Accounting Guidance

The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect the Company’s reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

See Note 1 – Summary of Significant Accounting and Reporting Policies for more information on recent accounting pronouncements and their impact, if any, on the Company’s financial statements. Management believes there have been no material changes to our critical accounting policies.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

At September 30, 2012, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the 30-day LIBOR rate as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at September 30, 2012. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2012, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 6.    Exhibits

(a)    Exhibits:

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

32.2	Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

99.1	Press Release dated November 7, 2012 announcing first quarter earnings*

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, is formatted in XBRL interactive data files: (i) Statement of Operations for the three months ended September 30, 2012 and 2011; (ii) Balance Sheet at September 30, 2012 and June 30, 2012; (iii) Statement of Cash Flows for the three months ended September 30, 2012 and 2011; and (iv) Notes to Financial Statements.**

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

Date: November 7, 2012

