Form 10-Q
period 2012-12-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2013-02-11
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2012

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

Yes ☐ No ☒

The number of shares of common stock outstanding at January 31, 2013 is 8,030,247 shares.

INDEX

			Page
			Number
Part I –	Financial Information
	Item 1.	Financial Statements
		Statement of Operations -
		Three and six months ended December 31,
		2012 and 2011 (Unaudited)	3

		Balance Sheet -
		December 31, 2012 (Unaudited) and
		June 30, 2012	4 - 5

		Statement of Cash Flows -
		Six months ended December 31, 2012 and 2011
		(Unaudited)	6

		Notes to Financial Statements	7 – 11

	Item 2.	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	11 – 16

	Item 3.	Quantitative and Qualitative Disclosure
		about Market Risk	16

	Item 4.	Controls and Procedures	16

Part II -	Other Information

	Item 1.	Legal Proceedings	16-17

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

	Item 6.	Exhibits	18

		Signature	19

SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for economic factors affecting the delivery of health care services, impacts of the U.S. Affordable Care Act, such as the expected impact on the Company of the excise tax commencing in 2013 on the sale of certain medical devices and specific matters which relate directly to the Company's operations and properties as discussed in the Company’s annual report on Form 10-K for the year ended June 30, 2012. The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011

Net sales	$9,921,422	$10,681,395	$19,208,513	$22,076,403
Cost of sales	7,815,489	7,946,458	15,123,605	16,935,449
Gross profit	2,105,933	2,734,937	4,084,908	5,140,954

Selling, general and
administrative expenses	2,857,065	2,693,894	5,495,640	5,327,983
Income (loss) from operations	(751,132)	41,043	(1,410,732)	(187,029)

Other (income) expenses:
Interest income	(2,821)	(7,297)	(7,047)	(16,292)
Interest expense	-	-	-	336
Other, net	7,645	11,743	15,226	26,149
	4,824	4,446	8,179	10,193

Income (loss) before provision for (benefit from) income taxes	(755,956)	36,597	(1,418,911)	(197,222)
Provision for (benefit from) income taxes	(287,263)	13,907	(539,186)	(74,944)
Net income (loss)	$(468,693)	$22,690	$(879,725)	$(122,278)

Basic earnings (loss) per share	$(0.06)	$0.00	$(0.11)	$(0.02)

Diluted earnings (loss) per share	$(0.06)	$0.00	$(0.11)	$(0.02)

Weighted average shares
outstanding - basic	8,100,593	8,124,386	8,112,490	8,124,386

Weighted average shares
outstanding - diluted	8,100,593	8,124,834	8,112,490	8,124,386

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	December 31,	June 30,
	2012	2012

Current assets:
Cash and cash equivalents	$4,586,331	$5,284,543
Accounts receivable, net of allowances
of $300,000	3,551,587	4,843,593
Inventories, net	10,049,584	10,001,226
Income tax receivable	583,706	46,042
Other current assets	590,082	400,677

Total current assets	19,361,290	20,576,081

Property, plant and equipment, net	9,628,935	9,603,556
Other assets, net	1,137,908	1,167,432

Total assets	$30,128,133	$31,347,069

See accompanying Notes to Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	December 31,	June 30,
	2012	2012

Current liabilities:
Accounts payable	$1,693,881	$1,797,144
Other accrued liabilities	1,961,826	1,855,579
Deferred income taxes	793,990	802,961
Deferred revenue	-	114,700
Total current liabilities	4,449,697	4,570,384

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares
authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares
authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares
authorized; 10,427,878 shares issued at December 31,
2012 and June 30, 2012; 8,030,247 and 8,124,386 shares
outstanding at December 31, 2012 and June 30, 2012, respectively	104,279	104,279
Additional paid-in capital	48,563,230	48,540,802
Accumulated deficit	(2,016,693)	(1,136,968)
Less treasury stock, at cost; 2,397,631 and 2,303,492 shares at
December 31, 2012 and June 30, 2012, respectively	(20,972,380)	(20,731,428)
Total stockholders' equity	25,678,436	26,776,685
Total liabilities and stockholders' equity	$30,128,133	$31,347,069

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months ended
	December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(879,725)	$(122,278)
Adjustments to reconcile net loss to net
cash provided by operating activities:

Depreciation and amortization	650,379	627,378
Stock based compensation	22,428	21,695
Provision for doubtful accounts and sales
returns and allowances	17,054	17,030
Deferred taxes	(8,971)	(8,678)

Changes in operating assets and liabilities:
Accounts receivable	1,274,952	1,138,044
Inventories	(48,358)	(519,444)
Income tax receivable	(537,664)	(73,929)
Other current assets	(189,405)	(290,234)
Accounts payable	(103,263)	383,071
Deferred revenue	(114,700)	(344,100)
Other accrued liabilities	106,246	(177,084)
Net cash provided by operating activities	188,973	651,471

Cash flows from investing activities:
Capital expenditures	(646,233)	(912,994)
Net cash used in investing activities	(646,233)	(912,994)

Cash flows from financing activities:
Purchases of treasury stock	(240,952)	-
Net cash used in financing activities	(240,952)	-

Net increase (decrease) in cash and cash equivalents	(698,212)	(261,523)
Cash and cash equivalents at beginning of period	5,284,543	6,512,887
Cash and cash equivalents at end of period	$4,586,331	$6,251,364

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

2. Inventories

Inventories are comprised as follows:

	December 31, 2012	June 30, 2012

Work-in progress	$689,645	$654,677
Component parts	7,799,890	7,495,333
Finished goods	2,849,782	3,178,507
Reserve for obsolete and excess inventory	(1,289,733)	(1,327,291)
	$10,049,584	$10,001,226

3. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic shares outstanding for the three months ended December 31, 2012 and 2011 were 8,100,593 and 8,124,386, respectively. The number of diluted shares outstanding for the three months ended December 31, 2012 and 2011 were 8,100,593 and 8,124,834, respectively. The number of basic shares outstanding for the six months ended December 31, 2012 and 2011 was 8,112,490 and 8,124,386, respectively. The number of diluted shares outstanding for the six months ended December 31, 2012 and 2011 was 8,112,490 and 8,124,386, respectively.

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

Stuyvesant Falls Power Litigation. The Company is currently involved in litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”) and other parties, which provides electrical power to the Company’s facility in Stuyvesant Falls, New York. In fiscal year 2011, Niagara began sending invoices to the Company for electricity used at the Company’s Stuyvesant Falls plant. The Company maintains in its defense of the lawsuit that it is entitled to a certain amount of free electricity based on covenants running with the land which have been honored for more than a century. Niagara’s attempts to collect such invoices were stopped in December 2010 by a temporary restraining order, although a court has not yet ruled on the merits of all of Niagara’s claims. Among other things, Niagara seeks approximately $469,000, which it alleges represents the value of electricity provided prior to the commencement of litigation going back to 2003. The Company has posted a $250,000 bond which Niagara could draw against for electricity provided and not collected since the December 2010 temporary restraining order in the event Niagara prevails in its lawsuit. The amount of the bond exceeds the cumulative invoiced electricity charges generated by Niagara since the issuance of the temporary restraining order. As of December 31, 2012, the Company has not recorded a provision for this matter as management intends to vigorously defend this litigation and believes it is not probable that the Company will be required to pay for electricity as Niagara claims. The Company believes, however, that any liability it may incur should it not prevail in the litigation would not have a material adverse effect on its financial condition, its result of operations, or its cash flows.

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

The Credit Facility was amended on November 12, 2012 extending the maturity date to November 12, 2013, reducing the borrowing availability from $7,500,000 to $5,000,000, and removing all financial covenants. The Credit Facility will be available on a revolving basis until it expires on November 12, 2013, at which time all amounts outstanding under the Credit Facility will be due and payable. Advances under the Credit Facility will be made pursuant to a Revolving Credit Note executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to 3.50% in excess of the 30-day LIBOR rate. Advances may be prepaid in whole or in part without premium or penalty.

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

The 30-day LIBOR rate was 0.21% on December 31, 2012.

At December 31, 2012 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

6. Baralyme® Agreement

A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories (“Abbott”), with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Three Months ended		Six Months ended
	December 31,		December 31,
	2012	2011	2012	2011

Beginning balance	$-	$630,850	$114,700	$802,900

Revenue recognized
as net sales	0	(172,050)	(114,700)	(344,100)
	0	458,800	0	458,800
Less - Current portion
of deferred revenue	0	(458,800)	0	(458,800)
	$0	$0	$0	$0

In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of December 31, 2012, $2,150,000 has been received as a result of product development activities.

7. Share Repurchases

On November 21, 2012 the Company’s Board of Directors approved the purchase of up to 100,000 shares of the Company’s common stock. This authority terminates on February 19th, 2013. Pursuant to this authorization, the Company repurchased 94,139 shares of stock at an average price of $2.54 for an aggregate total purchase price of $240,952.

8. Subsequent Events

The Company’s product liability insurer, Medmarc Insurance Group, demutualized and was acquired by ProAssurance Corporation on January 1, 2013. As a policyholder of a mutual insurance company, Allied was entitled to receive a portion of the proceeds received by Medmarc. In January 2013 the Company received a cash payment of approximately $516,000 and will reflect a gain of this amount in the quarter ended March 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Medical Device Excise Tax

Under the Health Care Education Reconciliation Act of 2010, beginning on January 1, 2013, a Medical Device Excise Tax (“MDET”) will be imposed on all U.S. sales of certain medical devices. The tax is 2.3% of the selling price of the taxable product, subject to certain exceptions. The MDET will represent an additional cost burden on the Company’s operations. If the excise tax were applied to 2012 revenues, it would have reduced net profits by approximately $200,000, reducing earnings per share by approximately 2 cents per share. The Company intends to mitigate the effect of the MDET through a combination of anticipated increases in market prices, by improving operational efficiency, and the increased access to healthcare anticipated by the Act. However, the Company does not have any assurance that these strategies will be successful in entirely offsetting the cost of the MDET.

Results of Operations

Three months ended December 31, 2012 compared to three months ended December 31, 2011

Allied had net sales of $9.9 million for the three months ended December 31, 2012, down $0.8 million from net sales of $10.7 million in the prior year same quarter. Domestic sales were down 18.0% while international sales, which represented 31.2% of second quarter sales, were up 31.6% from the prior year same quarter.

Sales for the three months ended December 31, 2012 and 2011 included $0, and $172,050 respectively for the recognition of income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Income from the agreement was recognized at $57,350 per month until the expiration of the agreement in August 2012. Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®, as well as Litholyme®, a new premium carbon dioxide absorbent. The Company ceased the sale of Baralyme® on August 27, 2004.

Orders for the Company’s products for the three months ended December 31, 2012 of $9.3 million were $0.2 million or 2.1% lower than orders for the prior year same quarter of $9.5 million. Domestic orders are down 3.8% over the prior year same quarter while international orders, which represented 26.7% of second quarter orders, were 3.3% higher than orders for the prior year same quarter. The decrease in domestic orders during the three months ended December 31, 2012 was primarily for items for the construction market. The Company does not believe that this indicates a decrease in aggregate market demand. The Company has improved its systems and processes to be more effective in this market. The Company also continues to believe that the purchase of equipment and durable goods and the purchase of equipment by hospitals and municipalities have been cut to meet budgets and conserve cash due to the slow recovery of the economy since the recession in 2008. Orders and sales remain below pre-recession levels.

Gross profit for the three months ended December 31, 2012 was $2.1 million, or 21.2% of net sales, compared to $2.7 million, or 25.2% of net sales, for the three months ended December 31, 2011. The $0.6 million reduction in gross profit is primarily attributable to the decrease in sales and production. Gross profit, as a percentage of sales, was negatively impacted by the $172,050 reduction in payments resulting from the Abbott agreement recognized in sales and income. In addition, lower sales have led to lower utilization of fixed expenses in the Company’s manufacturing operations.

Selling, general and administrative expenses for the three months ended December 31, 2012 were $2.9 million compared to selling, general and administrative expenses of $2.7 million for the three months ended December 31, 2011. Salaries and benefits are approximately $216,000 higher than in the prior year and travel expenses are approximately $80,000 higher than in the prior year. These increases have been offset by decreases in other expense accounts including a $48,000 decrease in legal expenses, $36,000 reduction in sample expenses, and a $30,000 reduction in recruiting expenses.

Loss from operations was $751,132 for the three months ended December 31, 2012 compared to income from operations of $41,043 for the three months ended December 31, 2011. Allied had loss before benefit from income taxes in the second quarter of fiscal 2013 of $755,956 compared to income before provision for income taxes in the second quarter of fiscal 2012 of $36,597.

Net loss for the second quarter of fiscal 2013 was $468,693 or $0.06 per basic and diluted share compared to net income of $22,690 or $0.00 per basic and diluted share for the second quarter of fiscal 2012. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the second quarters of fiscal 2013 and 2012 were 8,100,593 and 8,124,386, respectively. The number of diluted shares outstanding for the three months ended December 31, 2012 and 2011 were 8,100,593 and 8,124,834, respectively.

Six months ended December 31, 2012 compared to six months ended December 31, 2011

Allied had net sales of $19.2 million for the six months ended December 31, 2012, down $2.9 million, or 13.1% from net sales of $22.1 million in the prior year same period resulting from lower order levels. Domestic sales were down 20.6% from the prior year same period while international sales were up 17.3% from the prior year same period. International business represented 27.1% of sales for the first six months of fiscal 2013.

Sales for the six months ended December 31, 2012 and 2011 included $114,700 and $344,100 respectively for the recognition of income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Income from the agreement was recognized at $57,350 per month until the expiration of the agreement in August 2012. Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®, as well as Litholyme®, a new premium carbon dioxide absorbent. The Company ceased the sale of Baralyme® on August 27, 2004.

Orders for the Company’s products for the six months ended December 31, 2012 of $18.9 million were $1.8 million or 8.7% lower than orders for the prior year same period of $20.7 million. Domestic orders are down 13.6% over the prior year same period while international orders, which represented 27.4% of orders for the first six months of fiscal 2013, were 7.6% higher than orders for the prior year same period. The drop in domestic orders is primarily in the construction market and does not reflect a further drop in aggregate demand in that market. The Company is improving its systems and processes to be effective in this market. The decrease in domestic orders is also partially the result of a decrease in government orders from the prior year. The Company believes this is a fluctuation in government orders generally and does not represent a decrease in the Company’s market share.

Gross profit for the six months ended December 31, 2012 was $4.1 million, or 21.4% of net sales, compared to $5.1 million, or 23.1% of net sales, for the six months ended December 31, 2011. The decrease in gross profit is primarily the result of lower sales and production levels, including the decrease in income recognized from the agreement with Abbott Laboratories, than in the prior year. Gross profit during the first six months was favorably impacted from the prior year by an approximately $0.4 million reduction in shipping and other startup cost at its Stuyvesant Falls facility. Gross Profit during the first six months of fiscal 2013 was also favorably impacted by approximately $0.2 million in cost reductions for purchased materials and manufacturing processes at the Company’s St. Louis facility.

Selling, general and administrative expenses for the six months ended December 31, 2012 were $5.5 million compared to selling, general and administrative expenses of $5.3 million for the six months ended December 31, 2011. Salaries and benefits are approximately $273,000 higher than in the prior year. In addition travel expense is approximately $108,000 higher. These increases have been partially offset by decreases in other expense accounts including a $91,000 decrease in legal expenses and a $59,000 decrease in recruiting expenses.

Loss from operations was $1.4 million for the six months ended December 31, 2012 compared to loss from operations of $0.2 million for the six months ended December 31, 2011. Allied had loss before benefit from income taxes in the first six months of fiscal 2013 of $1.4 million, compared to loss before benefit from income taxes in the first six months of fiscal 2012 of $197,222. The Company recorded a tax benefit of $539,186 for the six months ended December 31, 2012 compared to a tax benefit of $74,944 for the six months ended December 31, 2011.

Net loss for the six months ended December 31, 2012 was $879,725 or $0.11 per basic and diluted share compared to net loss of $122,278 or $0.02 per basic and diluted share for the first six months of fiscal 2012. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the first six months of fiscal 2013 and 2012 were 8,112,490 and 8,124,386, respectively. The weighted average number of common shares outstanding, used in the calculation of diluted earnings per share for the first six months of fiscal 2013 and 2012 were 8,112,490 and 8,124,386, respectively.

Liquidity and Capital Resources

The Company believes that available resources, including availability under a credit facility described below, are sufficient to meet operating requirements in the coming year.

The Company’s working capital was $14.9 million at December 31, 2012 compared to $16.0 million at June 30, 2012. The decrease in working capital was primarily a result of accounts receivable which decreased by $1.3 million largely due to a decrease in sales. Accounts receivable as measured in days of sales outstanding (“DSO”) was 36 DSO at December 31, 2012; down from 44 DSO at June 30, 2012. In addition cash and cash equivalents decreased by $0.7 million. At December 31, 2012 these decreases in working capital were offset by an increase in other current assets of $0.2 million and an increase in income tax receivable of $0.5 million. The increase in other current assets is a result of prepayment of the Company’s insurance premiums for the fiscal year.

The Company is party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”) pursuant to which the Company has a secured revolving credit facility with borrowing availability of up to $5,000,000 (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by certain assets of the Company pursuant to the terms and subject to the conditions set forth in the Credit Agreement. See Note 5 – Financing to the Company’s consolidated unaudited financial statements for more information concerning the Credit Facility.

Advances under the Credit Facility will be made pursuant to a Revolving Credit Note executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to the 30-day LIBOR rate plus 3.50%. Advances may be prepaid in whole or in part without premium or penalty. The 30-day LIBOR rate was 0.21% on December 31, 2012.

At December 31, 2012 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

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

Inflation has not had a material effect on the Company’s business or results of operations during the first six months of fiscal 2013.

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

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

At December 31, 2012, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the 30-day LIBOR rate as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at December 31, 2012. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2012, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2012 the Company repurchased common stock as follows:

			(c) Total Number of	(d) Maximum Number
	(a) Total		Shares Purchased	of Shares that May
	Number of	(b) Average	as Part of Publicly	Yet Be Purchased
	shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

October 2012
October 1, 2012 through October 31, 2012	-	-	-	-

November 2012
November 1, 2012 through November 30, 2012	18,100	$2.54	-	81,900

December 2012
December 1, 2012 through December 31, 2012	76,039	$2.54	-	5,861

Total	94,139	$2.54	-	5,861

On November 21, 2012 the Company’s Board of Directors approved the purchase of up to 100,000 shares of the Company’s common stock. This authority terminates on February 19, 2013. During the months of November 2012 and December 2012 the Company repurchased on the open-market 94,139 shares for an aggregate total purchase price of $240,952.

Item 6. Exhibits

(a)	Exhibits:

	31.1	Certification of Chief Executive Officer (filed herewith)

	31.2	Certification of Chief Financial Officer (filed herewith)

	32.1	Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

	32.2	Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

	99.1	Press Release dated February 11, 2013 announcing second quarter earnings*

	101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2012, is formatted in XBRL interactive data files: (i) Statement of Operations for the three and six months ended December 31, 2012 and 2011; (ii) Balance Sheet at December 31, 2012 and June 30, 2012; (iii) Statement of Cash Flows for the six months ended December 31, 2012 and 2011; and (iv) Notes to Financial Statements.**

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

Date: February 11, 2013

