Form 10-Q
period 2013-03-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2013-05-10
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☒

The number of shares of common stock outstanding at April 30, 2013 is 8,027,147 shares.

INDEX

			Page
			Number
Part I –	Financial Information
	Item 1.	Financial Statements Statement of Operations - Three and nine months ended March 31, 2013 and 2012 (Unaudited)	3

		Balance Sheet - March 31, 2013 (Unaudited) and June 30, 2012	4 - 5

		Statement of Cash Flows - Nine months ended March 31, 2013 and 2012 (Unaudited)	6

		Notes to Financial Statements	7 – 11

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 16

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	16

	Item 4.	Controls and Procedures	16-17

Part II -	Other Information

	Item 1.	Legal Proceedings	17

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17-18

	Item 6.	Exhibits	18-19

		Signature	20

SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, impacts of the U.S. Affordable Care Act, such as the expected impact on the Company of the excise tax commencing in 2013 on the sale of certain medical devices and specific matters which relate directly to the Company's operations and properties as discussed in the Company’s annual report on Form 10-K for the year ended June 30, 2012. The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012

Net sales	$9,210,369	$10,702,421	$28,418,882	$32,778,824
Cost of sales	7,530,816	8,377,307	22,654,421	25,312,756
Gross profit	1,679,553	2,325,114	5,764,461	7,466,068

Selling, general and
administrative expenses	2,639,976	2,555,649	8,135,616	7,883,631
Loss from operations	(960,423)	(230,535)	(2,371,155)	(417,563)

Other (income) expenses:
Interest income	(2,500)	(5,692)	(9,547)	(21,984)
Interest expense	-	-	-	336
Other, net	(507,792)	10,297	(492,566)	36,446
	(510,292)	4,605	(502,113)	14,798

Loss before benefit from income taxes	(450,131)	(235,140)	(1,869,042)	(432,361)
Benefit from income taxes	(171,050)	(89,353)	(710,236)	(164,297)
Net Loss	$(279,081)	$(145,787)	$(1,158,806)	$(268,064)

Basic loss per share	$(0.03)	$(0.02)	$(0.14)	$(0.03)

Diluted loss per share	$(0.03)	$(0.02)	$(0.14)	$(0.03)

Weighted average shares outstanding - basic	8,029,076	8,124,386	8,085,091	8,124,386

Weighted average shares outstanding - diluted	8,029,076	8,124,386	8,085,091	8,124,386

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	March 31,	June 30,
	2013	2012

Current assets:
Cash and cash equivalents	$4,327,408	$5,284,543
Accounts receivable, net of allowances of $300,000	3,434,714	4,843,593
Inventories, net	9,725,284	10,001,226
Income tax receivable	-	46,042
Other current assets	500,360	400,677
Total current assets	17,987,766	20,576,081

Property, plant and equipment, net	9,552,015	9,603,556
Deferred income taxes	1,611,490	867,422
Other assets, net	256,599	300,010
Total assets	$29,407,870	$31,347,069

See accompanying Notes to Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	March 31,	June 30,
	2013	2012

Current liabilities:
Accounts payable	$1,313,073	$1,797,144
Other accrued liabilities	1,903,378	1,855,579
Deferred income taxes	789,668	802,961
Deferred revenue	-	114,700
Total current liabilities	4,006,119	4,570,384

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,427,878 shares issued at March 31, 2013 and June 30, 2012; 8,027,147 and 8,124,386 shares outstanding at March 31, 2013 and June 30, 2012, respectively	104,279	104,279
Additional paid-in capital	48,574,034	48,540,802
Accumulated deficit	(2,295,774)	(1,136,968)
Less treasury stock, at cost; 2,400,731 and 2,303,492 shares at March 31, 2013 and June 30, 2012, respectively	(20,980,788)	(20,731,428)
Total stockholders' equity	25,401,751	26,776,685
Total liabilities and stockholders' equity	$29,407,870	$31,347,069

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(1,158,806)	$(268,064)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	991,768	948,245
Stock based compensation	33,232	32,886
Provision for doubtful accounts and sales
returns and allowances	15,394	13,478
Deferred taxes	(757,361)	(221,970)

Changes in operating assets and liabilities:
Accounts receivable	1,393,485	1,229,442
Inventories	275,942	215,286
Income tax receivable	46,042	95,578
Other current assets	(99,683)	(451,659)
Accounts payable	(484,071)	(56,819)
Deferred revenue	(114,700)	(516,150)
Other accrued liabilities	47,799	428,347
Net cash provided by operating activities	189,041	1,448,600

Cash flows from investing activities:
Capital expenditures	(896,816)	(1,586,202)
Net cash used in investing activities	(896,816)	(1,586,202)

Cash flows from financing activities:
Purchases of treasury stock	(249,360)	-
Net cash used in financing activities	(249,360)	-

Net decrease in cash and cash equivalents	(957,135)	(137,602)
Cash and cash equivalents at beginning of period	5,284,543	6,512,887
Cash and cash equivalents at end of period	$4,327,408	$6,375,285

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

2.	Inventories

Inventories are comprised as follows:

	March 31, 2013	June 30, 2012

Work-in progress	$587,266	$654,677
Component parts	7,666,451	7,495,333
Finished goods	2,688,636	3,178,507
Reserve for obsolete and excess inventory	(1,217,069)	(1,327,291)
	$9,725,284	$10,001,226

3. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic and diluted shares outstanding for the three months ended March 31, 2013 and 2012 were 8,029,076 and 8,124,386, respectively. The number of basic and diluted shares outstanding for the nine months ended March 31, 2013 and 2012 was 8,085,091 and 8,124,386, respectively

4. Commitments and Contingencies

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

Stuyvesant Falls Power Litigation. The Company is currently involved in litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”) and other parties, which provides electrical power to the Company’s facility in Stuyvesant Falls, New York. In fiscal year 2011, Niagara began sending invoices to the Company for electricity used at the Company’s Stuyvesant Falls plant. The Company maintains in its defense of the lawsuit that it is entitled to a certain amount of free electricity based on covenants running with the land which have been honored for more than a century. Niagara’s attempts to collect such invoices were stopped in December 2010 by a temporary restraining order, although a court has not yet ruled on the merits of all of Niagara’s claims. Among other things, Niagara seeks approximately $469,000, which it alleges represents the value of electricity provided prior to the commencement of litigation going back to 2003. The Company has posted a $250,000 bond which Niagara could draw against for electricity provided and not collected since the December 2010 temporary restraining order in the event Niagara prevails in its lawsuit. The amount of the bond exceeds the cumulative invoiced electricity charges generated by Niagara since the issuance of the temporary restraining order. As of March 31, 2013, the Company has not recorded a provision for this matter as management intends to vigorously defend this litigation and believes it is not probable that the Company will be required to pay for electricity as Niagara claims. The Company believes, however, that any liability it may incur should it not prevail in the litigation would not have a material adverse effect on its financial condition, its result of operations, or its cash flows.

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

The 30-day LIBOR rate was 0.20% on March 31, 2013.

At March 31, 2013 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

6. Baralyme® Agreement

A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories (“Abbott”), with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Three Months ended		Nine Months ended
	March 31,		March 31,
	2013	2012	2013	2012

Beginning balance	$-	$458,800	$114,700	$802,900

Revenue recognized as net sales	0	(172,050)	(114,700)	(516,150)

	0	286,750	0	286,750
Less - Current portion of deferred revenue	0	(286,750)	0	(286,750)
	$0	$0	$0	$0

In addition to the provisions of the agreement relating to the withdrawal of the Baralyme® product, Abbott agreed to pay Allied up to $2,150,000 in product development costs to pursue development of a new carbon dioxide absorption product for use in connection with inhalation anesthetics that does not contain potassium hydroxide and does not produce a significant exothermic reaction with currently available inhalation agents. As of March 31, 2013, $2,150,000 has been received as a result of product development activities.

7. Share Repurchases

On November 21, 2012 the Company’s Board of Directors approved the purchase of up to 100,000 shares of the Company’s common stock. This authority terminated on February 19th, 2013. Pursuant to this authorization, the Company repurchased 94,139 shares of stock at an average price of $2.54 for an aggregate total purchase price of $240,952.

On February 25, 2013 the Company’s Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock for a period of 90 days. Repurchases may be made in the open market or in privately negotiated transactions, with the timing and terms of such transaction in the discretion of the Chairman of the Board unless terminated by the Board, the repurchase authority renews for successive 90 day periods. The repurchase authority may be terminated by the Board at any time and without notice. Pursuant to this authorization, the Company repurchased a total of 3,100 shares in the third quarter at an average price of $2.69 per share for an aggregate total purchase price of $8,408.

8. Demutualization of Product Liability Insurer

The Company’s product liability insurer, Medmarc Insurance Group, demutualized and was acquired by ProAssurance Corporation on January 1, 2013. As a policyholder of a mutual insurance company, Allied was entitled to receive a portion of the proceeds received by Medmarc. In January 2013 the Company received a cash payment of approximately $516,000 as its share of these proceeds. These proceeds are included in Other Income and Expenses. The Company does not anticipate receiving future proceeds of a material amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Medical Device Excise Tax

Under the Health Care Education Reconciliation Act of 2010(the “Act”), beginning on January 1, 2013, a Medical Device Excise Tax (“MDET”) is imposed on all U.S. sales of certain medical devices. The tax is 2.3% of the selling price of the taxable product, subject to certain exceptions. The MDET will represent an additional cost burden on the Company’s operations. The MDET for the three months ended March 31, 2013 was approximately $70,000. The Company intends to mitigate the effect of the MDET through a combination of anticipated increases in market prices, by improving operational efficiency, and the increased access to healthcare anticipated by the Act. However, the Company does not have any assurance that these strategies will be successful in entirely offsetting the cost of the MDET.

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Allied had net sales of $9.2 million for the three months ended March 31, 2013, down $1.5 million from net sales of $10.7 million in the prior year same quarter. Domestic sales were down 11.2% while international sales, which represented 22.1% of third quarter sales, were down 22.5% from the prior year same quarter.

Sales for the three months ended March 31, 2013 and 2012 included $-, and $172,050, respectively, for the recognition of income from payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Income from the agreement was recognized at $57,350 per month until the expiration of the agreement in August 2012. Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®, as well as Litholyme®, a new premium carbon dioxide absorbent. The Company ceased the sale of Baralyme® on August 27, 2004.

Orders for the Company’s products for the three months ended March 31, 2013 of $9.1 million were $1.5 million or 14.2% lower than orders for the prior year same quarter of $10.6 million. Domestic orders are down 7.9% over the prior year same quarter while international orders, which represented 19.2% of third quarter orders, were 33.2% lower than orders for the prior year same quarter. The decrease in domestic orders includes a decrease in construction market demand. The Company continues to believe that the purchase of equipment and durable goods and the purchase of equipment by hospitals and municipalities have been cut to meet budgets and conserve cash due to the slow recovery of the economy since the recession in 2008. Orders and sales remain below pre-recession levels. The decrease in international orders reflects fluctuation in international demand and order levels, but the Company does not believe this decrease indicates a drop in market share.

Gross profit for the three months ended March 31, 2013 was $1.7 million, or 18.5% of net sales, compared to $2.3 million, or 21.5% of net sales, for the three months ended March 31, 2012. The $0.6 million reduction in gross profit is primarily attributable to the decrease in sales and production. Gross profit, as a percentage of sales, was negatively impacted by the $172,050 reduction in payments resulting from the Abbott agreement recognized in sales and income. In addition, lower sales have led to lower utilization of fixed expenses in the Company’s manufacturing operations. Gross profit for the three months ended March 31, 2013 was also negatively impacted by approximately $70,000 as a result of the MDET. Under the Act, beginning on January 1, 2013, a MDET is imposed on all U.S. sales of certain medical devices. The tax is 2.3% of the selling price of the taxable product, subject to certain exceptions.

Selling, general and administrative expenses for the three months ended March 31, 2013 were $2.6 million unchanged from the same quarter a year ago. Salaries and benefits were approximately $164,000 higher than in the prior year and travel expenses were approximately $110,000 higher than in the prior year. These increases have been offset by a decrease in other expense accounts including a $96,000 decrease in legal expenses, a $31,000 reduction in recruiting expenses, and an approximately $40,000 decrease in outside engineering consulting charges.

Loss from operations was $960,423 for the three months ended March 31, 2013 compared to loss from operations of $230,535 for the three months ended March 31, 2012. Other income and expenses for the nine months ended March 31, 2013 include approximately $516,000 of income to the Company as a result of the demutualization of the Company’s product liability insurer. This income was a one-time event.

Allied had a loss before benefit from income taxes in the third quarter of fiscal 2013 of $450,131 compared to a loss before benefit from income taxes in the third quarter of fiscal 2012 of $235,140. The Company recorded a tax benefit of $171,050 for the three months ended March 31, 2013 compared to a tax benefit of $89,353 for the three months ended March 31, 2012.

Net loss for the third quarter of fiscal 2013 was $279,081 or $0.03 per basic and diluted share compared to net loss of $145,787 or $0.02 per basic and diluted share for the third quarter of fiscal 2012. Net loss for the 2013 period includes the one-time payment related to the demutualization of the Company’s product liability insurer. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the third quarters of fiscal 2013 and 2012 were 8,029,076 and 8,124,386, respectively.

Nine months ended March 31, 2013 compared to nine months ended March 31, 2012

Allied had net sales of $28.4 million for the nine months ended March 31, 2013, down $4.4 million, or 13.4% from net sales of $32.8 million in the prior year same period resulting from lower order levels. Domestic sales were down 17.7% from the prior year same period while international sales were up 2.5% from the prior year same period. International business represented 25.5% of sales for the first nine months of fiscal 2013.

Sales for the nine months ended March 31, 2013 and 2012 included $114,700 and $516,150 respectively for the recognition of income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Income from the agreement was recognized at $57,350 per month until the expiration of the agreement in August 2012.

Orders for the Company’s products for the nine months ended March 31, 2013 of $28.0 million were $3.3 million or 10.5% lower than orders for the prior year same period of $31.3 million. Domestic orders are down 11.7% over the prior year same period while international orders, which represented 24.8% of orders for the first nine months of fiscal 2013, were 6.7% lower than orders for the prior year same period. The decrease in domestic orders includes a decrease in construction market demand. The decrease in domestic orders is also partially the result of a decrease in government orders from the prior year. The Company believes the drop in government spending is due to budget negotiations and constraints. The Company believes this is a fluctuation in government orders generally and does not represent a decrease in the Company’s market share. The decrease in international orders reflects fluctuation in international demand and order levels, but the Company does not believe this decrease indicates a drop in market share.

Gross profit for the nine months ended March 31, 2013 was $5.8 million, or 20.4% of net sales, compared to $7.5 million, or 22.9% of net sales, for the nine months ended March 31, 2012. The decrease in gross profit is primarily the result of lower sales and production levels, including the decrease in income recognized from the agreement with Abbott Laboratories, than in the prior year. Lower sales and production levels result in lower utilization of fixed overhead expenses. Gross profit for the nine months ended March 31, 2013 was also negatively impacted by approximately $70,000 as a result of the 2.3% MDET imposed on all U.S. sales of certain medical devices. Gross profit during the first nine months was favorably impacted from the prior year by an approximately $0.4 million reduction in shipping and other startup cost at its Stuyvesant Falls facility. Gross Profit during the first nine months of fiscal 2013 was also favorably impacted by approximately $0.2 million in cost reductions for purchased materials and manufacturing processes at the Company’s St. Louis facility.

Selling, general and administrative expenses for the nine months ended March 31, 2013 were $8.1 million compared to selling, general and administrative expenses of $7.9 million for the nine months ended March 31, 2012. Salaries and benefits are approximately $437,000 higher than in the prior year, as a result of less employee turnover and higher medical benefit payments. In addition travel expense is approximately $220,000 higher related to the Company’s efforts to increase direct sales contact and efforts. These increases have been partially offset by decreases in other expense accounts including a $187,000 decrease in legal expenses and a $91,000 decrease in recruiting expenses.

Loss from operations was $2.4 million for the nine months ended March 31, 2013 compared to loss from operations of $0.4 million for the nine months ended March 31, 2012. Other income and expenses for the nine months ended March 31, 2013 include approximately $516,000 received by the Company as a result of the demutualization of the Company’s product liability insurer which was a one-time event.

Allied had loss before benefit from income taxes in the first nine months of fiscal 2013 of $1.9 million, compared to loss before benefit from income taxes in the first nine months of fiscal 2012 of $432,361. The Company recorded a tax benefit of $710,236 for the nine months ended March 31, 2013 compared to a tax benefit of $164,297 for the nine months ended March 31, 2012.

Net loss for the nine months ended March 31, 2013 was $1,158,806 or $0.14 per basic and diluted share compared to net loss of $268,064 or $0.03 per basic and diluted share for the first nine months of fiscal 2012. Net loss for the 2013 period includes the effect of the one-time payment related to the demutualization of the Company’s product liability insurer. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first nine months of fiscal 2013 and 2012 were 8,085,091 and 8,124,386, respectively.

Liquidity and Capital Resources

The Company believes that available resources, including availability under a credit facility described below, are sufficient to meet operating requirements in the coming year.

The Company’s working capital was $14.0 million at March 31, 2013 compared to $16.0 million at June 30, 2012. The decrease in working capital was primarily a result of accounts receivable which decreased by $1.4 million largely due to a decrease in sales. Accounts receivable as measured in days of sales outstanding (“DSO”) was 36 DSO at March 31, 2013; down from 44 DSO at June 30, 2012. In addition cash and cash equivalents decreased by $1.0 million. At March 31, 2013 these decreases in working capital were offset by an increase in other current assets of $0.1 million and a decrease in accounts payable of $0.5 million. The increase in other current assets is a result of prepayment of the Company’s insurance premiums for the fiscal year.

The Company is party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”) pursuant to which the Company has a secured revolving credit facility with borrowing availability of up to $5,000,000 (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by certain assets of the Company pursuant to the terms and subject to the conditions set forth in the Credit Agreement. See Note 5 – Financing to the Company’s unaudited financial statements for more information concerning the Credit Facility.

Advances under the Credit Facility will be made pursuant to a Revolving Credit Note executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to the 30-day LIBOR rate plus 3.50%. Advances may be prepaid in whole or in part without premium or penalty. The 30-day LIBOR rate was 0.20% on March 31, 2013.

At March 31, 2013 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

In the event that economic conditions were to severely worsen for a protracted period of time, we believe that we will have borrowing capacity under credit facilities that will provide sufficient financial flexibility. The Company would have options available, including postponing capital expenditures, to ensure liquidity in addition to increased borrowing.

Inflation has not had a material effect on the Company’s business or results of operations during the first nine months of fiscal 2013.

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

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

At March 31, 2013, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the 30-day LIBOR rate as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at March 31, 2013. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2013, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2013 the Company repurchased common stock as follows:

			(c) Total Number of	(d) Maximum Number
	(a) Total		Shares Purchased	of Shares that May
	Number of	(b) Average	as Part of Publicly	Yet Be Purchased
	shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

January 2013
January 1, 2013 through January 31, 2013	-	-	-	-

February 2013
February 1, 2013 through February 28, 2013	3,100	$2.69	-	96,900

March 2013
March 1, 2013 through March 31, 2013	-	-	-	-

Total	3,100	$2.69	-	96,900

On February 25, 2013 the Company’s Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock for a period of 90 days. Repurchases may be made in the open market or in privately negotiated transactions, with the timing and terms of such transaction in the discretion of the Chairman of the Board unless terminated by the Board, the repurchase authority renews for successive 90 periods. The repurchase authority may be terminated by the Board at any time and without notice.

Pursuant to this authorization, the Company repurchased a total of 3,100 shares in the third quarter at an average price of $2.69 per share.

Item 6. Exhibits

(a) Exhibits:

31.1 Certification of Chief Executive Officer (filed herewith)

31.2 Certification of Chief Financial Officer (filed herewith)

32.1 Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

32.2 Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

99.1 Press Release dated May 10, 2013 announcing third quarter earnings*

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, is formatted in XBRL interactive data files: (i) Statement of Operations for the three and nine months ended March 31, 2013 and 2012; (ii) Balance Sheet at March 31, 2013 and June 30, 2012; (iii) Statement of Cash Flows for the nine months ended March 31, 2013 and 2012; and (iv) Notes to Financial Statements.**

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

Date: May 10, 2013

