Form 10-K
period 2013-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2013-09-27
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year June 30, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to_________

Commission File Number 0-19266

____________________________

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

_______________________

Indicate by check mark if the registrant is a well –known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. ☒ No. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes. ☒ No. ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, accelerated filer and “smaller reporting company” in Rule 12 b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12 b-2). Yes ☐ No ☒

As of December 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $11,753,091.

As of September 11, 2013, there were 8,027,147 shares of common stock, $0.01 par value (the “Common Stock"), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be filed within 120 days after June 30, 2013 (portion) (Part III)

ALLIED HEALTHCARE PRODUCTS, INC.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION

REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are “forward-looking statements.” Words such as “believe,” “expect,” “intend,” “will,” “should,” and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, impacts of the U.S. Affordable Care Act, such as the expected impact on the Company of the excise tax commencing in 2013 on the sale of certain medical devices and specific matters which relate directly to the Company’s operations and properties as discussed in Items 1, 1A, 3 and 7 of this Report. The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

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

Markets and Products

In fiscal 2013 and 2012, respiratory care products, medical gas equipment and emergency medical products represented approximately 23%, 57% and 20%, respectively, of the Company’s net sales. The Company operates in a single industry segment and its principal products are described in the following table:

Product	Description	Principal Brand Names	Primary Users

Respiratory Care Products
Respiratory Care/Anesthesia Products	Large volume compressors; ventilator calibrators; humidifiers and mist tents; and carbon dioxide absorbent	Timeter; Lytholyme®	Hospitals and sub- acute facilities

Home Respiratory Care Products	O2 cylinders; pressure regulators; nebulizers; portable large volume compressors; portable suction equipment and disposable respiratory products	Timeter; B&F; Schuco	Patients at home

Medical Gas Equipment
Construction Products	In-wall medical gas system components; central station pumps and compressors and headwalls	Chemetron; Oxequip	Hospitals and sub -acute facilities

Regulation Devices	Flowmeters; vacuum regulators; pressure regulators and related products	Chemetron; Oxequip; Timeter	Hospitals and sub- acute facilities

Disposable Cylinders	Disposable oxygen and gas cylinders	Lif-O-Gen	First aid providers and specialty gas distributors

Suction Equipment	Portable suction equipment and disposable suction canisters	Gomco; Allied; Schuco	Hospitals, sub- acute facilities and homecare products

Emergency Medical Products
Respiratory/Resuscitation	Demand resuscitation valves; bag mask resuscitators; emergency transport ventilators, oxygen regulators, SurgeX - surge suppressing post valve, and mass casualty ventilation line	LSP; Omni-Tech	Emergency service providers

Trauma and Patient Handling Products	Spine immobilization products; pneumatic anti-shock garments, trauma burn kits and Xtra backboards	LSP	Emergency service providers

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

Sales and Marketing

Allied sells its products primarily to hospitals, hospital equipment dealers, hospital construction contractors, home health care dealers, emergency medical products dealers and others. The Company maintains a sales force of 19 sales professionals, all of whom are full-time employees of the Company.

The sales force includes eight domestic hospital, homecare and emergency specialists, four domestic construction specialists, and four international sales representatives. A total of three sales managers lead each of the sales groups. Two product managers are responsible for the marketing activities of our product lines.

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

The Company’s international specialists sell all Allied products within their territory. Allied’s net sales to foreign markets totaled 24% of total net sales in fiscal 2013, 22% in 2012 and 20% in 2011. International sales are made through a network of dealers, agents and U.S. exporters who distribute the Company’s products throughout the world. Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East.

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

During fiscal year 2013 the research and development group completed the design of additional machine specific cartridges for Allied’s Lytholyme® product line.

The group is actively working on other products that were not released during fiscal year 2013.

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

Patents, Trademarks and Proprietary Technology

The company owns and maintains domestic and foreign patents on several products it believes are useful to the business and provided the Company with an advantage over its competitors. During fiscal 2013 the company continued to pursue patents on the EPV200 ventilator and a new product design still in research and development. Several foreign patents were issued for the Litholyme® carbon dioxide absorbent product.

Patents which will expire in the period of 2013 to 2030 in the aggregate are believed to be of material importance in the operation of Allied’s business. Allied believes no single patent, except that related to Litholyme®, is material in relation to Allied’s future business as a whole. Although the expiration of an individual patent may lead to increased competition, other factors such as a competitors needing to obtain regulatory approvals prior to marketing a competitive product and the nature of the market, may allow Allied to continue to have commercial advantages after the expiration of the patent.

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

Environmental and Safety Regulation

The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. The Company is also subject to the Federal Occupational Safety and Health Act and similar state statutes. From time to time, the Company has been involved in environmental proceedings involving cleanup of hazardous waste. There are no such material proceedings currently pending. Costs of compliance with environmental, health and safety requirements have not been material to the Company. The Company believes it is in material compliance with all applicable environmental laws and regulations.

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

Employees

At June 30, 2013, the Company had approximately 276 full-time employees. Approximately 164 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2015.

Executive Officers of the Registrant

This section provides information regarding the executive officers of the Company who are appointed by and serve at the pleasure of the Board of Directors:

Name	Age	Position

Earl R. Refsland	70	Director, President and Chief Executive Officer (1)
Eldon P. Rosentrater	59	Vice President of Administration & Corporate Planning (2)
Robert B. Harris	56	Vice President of Operations (3)
Daniel C. Dunn	53	Vice President of Finance, Chief Financial Officer, Secretary& Treasurer (4)

(1)	Mr. Refsland has been Director, President and Chief Executive Officer of the Company since September, 1999.

(2)	Mr. Rosentrater has been Vice President-Administration/Corporate Planning of the Company since March, 2003. He previously held the position of Vice President -- Operations from October 1999 to 2003. Prior to that time, Mr. Rosentrater held the positions of Assistant to the President from 1998 to 1999; Director of Information Technologies from 1995 to 1998; Director of Business Development from 1993 to 1995 and Group Product Manager from 1989 to 1993.

(3)	Mr. Harris has been Vice President -- Operations since July, 2006. He previously held the positions for Command Medical Products, Inc. of Vice President -- Operations from January 2002 to January 2006 and Director of Operations from October 1999 to December 2001. Prior to that time, Mr. Harris held the position of Plant Manager for Sherwood Medical, a subsidiary of Tyco Healthcare from 1997 to 1999.

(4)	Mr. Dunn has been Vice President -- Finance, Chief Financial Officer, Secretary and Treasurer since July, 2001. He previously held the position of Director of Finance at MetalTek International from 1998 to 2001. Prior to that time, Mr. Dunn held the position of Corporate Controller at Allied Healthcare Products, Inc. from 1994 to 1998.

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

In March 2010, Congress approved, and the President signed into law, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively the "Healthcare Reform Acts"). Among other things, the Healthcare Reform Acts seek to expand health insurance coverage to approximately 32 million uninsured Americans. Many of the significant changes in the Healthcare Reform Acts do not take effect until 2014, including a requirement that most Americans carry health insurance. We expect expansion of access to health insurance to increase the demand for our products and services, but other provisions of the Healthcare Reform Acts could affect us adversely. The Healthcare Reform Acts contain many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid. Beginning in 2013, each medical device manufacturer must pay a tax in an amount equal to 2.3% of the price for which the manufacturer sells its medical devices, as discussed in “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. We manufacture and sell devices that are subject to this tax. We also could be adversely affected by, among other things, changes in the delivery or pricing of or reimbursement for medical devices.

Other provisions of this law as currently enacted, including an independent payment advisory board and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered, and may adversely affect our business and results of operations. Further, we cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally. However, any changes that lower reimbursements for our products, reduce medical procedure volumes or increase cost containment pressures on us or other participants in the healthcare industry could adversely affect our business and results of operations.

New regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements will require due diligence efforts in fiscal 2014, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering ― “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

We have a history of fluctuating operating results, including net losses in fiscal 2012 and 2013 and we may not be able to return to profitability in the future, which may cause the market price of our common stock to decline.

We have a history of fluctuating operating results. We reported a net loss of $0.6 million in fiscal 2010, net income of $0.2 million in fiscal 2011, a net loss of $0.4 million in fiscal 2012 and a net loss of $1.3 million in fiscal 2013. We will need to generate and sustain increased sales levels in the future to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to improve our sales execution both domestically and internationally and also expand markets for our new mass casualty ventilator products and our new carbon dioxide absorbent, Litholyme®. However, there is no guarantee that we will be successful in our efforts. We may also incur losses in the future for a number of reasons, including the other risks described in this Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company’s headquarters are located in St. Louis, Missouri and the Company maintains manufacturing facilities in Missouri and New York. Set forth below is certain information with respect to the Company’s manufacturing facilities at June 30, 2013.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Allied Healthcare Products, Inc. trades on the NASDAQ Global Market under the symbol AHPI. As of September 11, 2013, there were 157 record owners of the Company’s common stock. The following tables summarize information with respect to the high and low prices for the Company’s common stock as listed on the NASDAQ Global Market for each quarter of fiscal 2013 and 2012, respectively. The Company currently does not pay, and in the most recent fiscal years has not paid, any dividend on its common stock.

Common Stock Information

2013	High	Low	2012	High	Low
September quarter	$3.33	$2.50	September quarter	$4.69	$3.31
December quarter	$2.80	$2.44	December quarter	$3.91	$3.08
March quarter	$3.33	$2.44	March quarter	$3.54	$3.10
June quarter	$2.93	$2.44	June quarter	$3.47	$3.03

Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to the Company’s proxy statement for the 2013 annual meeting of stockholders, which will be filed within 120 days after June 30, 2013.

Item 6. Selected Financial Data

(In thousands, except per share data)
Year ended June 30,	2013	2012	2011	2010	2009
Statement of Operations Data
Net sales	$38,552	$43,446	$46,783	$46,034	$52,073
Cost of sales	30,310	33,485	35,781	34,945	40,273
Gross profit	8,242	9,961	11,002	11,089	11,800
Impairment of goodwill	-	-	-	-	15,980
Selling, general and administrative expenses	10,736	10,611	10,594	11,872	13,042
Income (loss) from operations	(2,494)	(650)	408	(783)	(17,222)
Interest expense	-	-	-	4	-
Interest income	(12)	(27)	(33)	(10)	(60)
Other, net	(485)	48	78	117	50
Income (loss) before provision for
(benefit from) income taxes	(1,997)	(670)	363	(894)	(17,212)
Provision for (benefit from) income taxes	(740)	(246)	159	(294)	(450)
Net income (loss)	$(1,257)	$(424)	$204	$(600)	$(16,762)
Basic earnings (loss) per share	$(0.16)	$(0.05)	$0.03	$(0.07)	$(2.12)
Diluted earnings (loss) per share	$(0.16)	$(0.05)	$0.03	$(0.07)	$(2.12)
Basic weighted average common shares outstanding	8,071	8,124	8,107	8,067	7,899
Diluted weighted average common shares outstanding	8,071	8,124	8,125	8,067	7,899

(In thousands)
June 30,	2013	2012	2011	2010	2009
Balance Sheet Data
Working capital	$13,682	$16,006	$18,251	$17,627	$16,987
Total assets	29,339	31,477	31,845	33,031	33,334
Stockholders' equity	25,315	26,777	27,159	26,819	26,685

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company manufactures and markets respiratory products, including respiratory care products, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts and percentages of net sales attributable to respiratory care products, medical gas equipment and emergency medical products for the fiscal years ended June 30, 2013, 2012, and 2011.

Year ended June 30,	Dollars in thousands
	2013
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$8,944	23.2%
Medical gas equipment	21,871	56.7%
Emergency medical products	7,737	20.1%
Total	$38,552	100.0%

	Dollars in thousands
Year ended June 30,	2012
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$10,082	23.2%
Medical gas equipment	24,804	57.1%
Emergency medical products	8,560	19.7%
Total	$43,446	100.0%

	Dollars in thousands
Year ended June 30,	2011
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$10,797	23.1%
Medical gas equipment	24,950	53.3%
Emergency medical products	11,036	23.6%
Total	$46,783	100.0%

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by the various income and expense categories reflected in the Company’s Statement of Operations.

Year ended June 30,	2013	2012	2011

Net sales	100.0%	100.0%	100.0%
Cost of sales	78.6	77.1	76.5
Gross profit	21.4	22.9	23.5

Selling, general and administrative expenses	27.8	24.4	22.6
Income (loss) from operations	(6.4)	(1.5)	0.9
Other, net	(1.3)	0.0	(0.2)
Income (loss) before provision for
(benefit from) income taxes	(5.1)	(1.5)	0.7
Provision for (benefit from) income taxes	(1.9)	(0.5)	0.3
Net income (loss)	(3.2)%	(1.0)%	0.4%

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

The Company does offer limited warranties on its products.  The standard warranty period is one year.  The Company’s cost of providing warranty service for its products for the years ended June 30, 2013, June 30, 2012, and June 30, 2011 was $150,944, $152,625, and $125,369, respectively.  The related liability for warranty service amounted to $130,000 and $139,906 at June 30, 2013 and 2012, respectively.

Inventory reserve for obsolete and excess inventory:

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. This analysis considers those identified inventory items to determine, in management’s best estimate, if parts can be used beyond one year, if there are alternate uses or at what values such parts may be disposed for. At June 30, 2013 and 2012, inventory is recorded net of a reserve for obsolete and excess inventory of $1.3 million.

Income taxes:

The Company accounts for income taxes under the FASB Accounting Standards Codification (“ASC”) Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Management uses a more likely than not criterion in its assessment and considers all available evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. In assessing the need for a valuation allowance the Company first considers the reversals of existing temporary deferred tax liabilities and available tax planning strategies.  To the extent these items are not sufficient to cause the realization of deferred tax assets, the Company would then consider the availability of future taxable income only to the extent such income is considered likely to occur based on the Company’s earnings history, current income trends and projections.

The Company currently relies on reversals of existing temporary deferred tax liabilities and tax planning strategies to support the value of existing deferred tax assets. As of June 30, 2013 using currently available strategies there remains approximately $700,000 of future taxable income which would be generated through the strategies and available to offset future net operating losses and other deferred tax assets. To the extent future losses for the fiscal year 2014 exceed this amount the Company would not be able to continue to recognize the tax benefit of future losses.

Accounts receivable net of allowances:

Accounts receivable are recorded net of an allowance for doubtful accounts, which is determined based on an analysis of past due accounts including accounts placed with collection agencies, and an allowance for returns and credits, which is based on historical analysis of credit memo data and returns. The Company maintains an allowance for doubtful accounts to reflect the uncollectibility of accounts receivable based on past collection history and specific risks indentified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. At June 30, 2013 and 2012, accounts receivable is recorded net of allowances of $170,000.

Valuation of Long-Lived Assets:

The impairment of long-lived assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable. This assessment is based on management’s expectations and judgments regarding future business and economic conditions, future market values and disposal costs. Actual results and events could differ significantly from management’s estimates. Based upon our most recent analysis, we believe that no impairment exists at June 30, 2013. There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

Self-insurance:

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2013 and 2012, the Company had approximately $200,000 and $190,000, respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

Share Based Compensation:

Allied calculates share based compensation using the Black-Sholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. For the twelve-month periods ended June 30, 2013, 2012, and 2011, Allied recorded approximately $44,000, $44,000 and $20,000, respectively, in share-based employee compensation. This compensation cost is included in the general and administrative expenses in the accompanying Statements of Operations.

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

The payments received from Abbott were recognized into income, as net sales, over the eight-year term of the agreement. Allied has no further obligations under this agreement which would require the Company to repay these amounts or otherwise impact this accounting treatment. During the fiscal years ended June 30, 2013, 2012, and 2011, Allied recognized $114,700, $688,200 and $688,200, respectively into income as net sales in each year.

A reconciliation of deferred revenue resulting from the agreement with Abbott, with the amounts received under the agreement, and amounts recognized as net sales for fiscal years 2013 and 2012 is as follows:

	Twelve Months ended
	June 30,
	2013	2012

Beginning balance	$114,700	$802,900

Revenue recognized
as net sales	(114,700)	(688,200)

	0	114,700
Less - Current portion
of deferred revenue	0	(114,700)
	$0	$0

In 2004, Allied’s sales of Baralyme® were approximately $2.0 million and contributed approximately $0.6 million in pre-tax earnings and cash flow from operations. The majority of the $5,250,000 Allied received from Abbott was recognized into income over the eight-year term of the agreement. The net cash flow realized by Allied under the agreement with Abbott is substantially equivalent to the net cash flow Allied would have expected to realize from continued manufacture and sales of Baralyme® during the initial five years of the period. As discussed below, the agreement with Abbott expired in August 2012 and the Company will not recognize further income from the agreement after such expiration. In 2013 there was $573,500 less income recognized than in 2012 and in 2014 there will be $114,700 less income recognized than in 2013.

Medical Device Tax:

Beginning January 1, 2013, the Healthcare Reform Acts impose a tax to be paid by medical device manufacturers equal to 2.3% of the sale price of medical devices. Many of our products are subject to this tax. For the six-month period that the law was in place during the year ended June 30, 2013, the Company recorded an expense of approximately $153,000.

Fiscal 2013 Compared to Fiscal 2012

The Company had a loss of $2.0 million before taxes for fiscal 2013, compared to a loss of $0.7 million before taxes for fiscal 2012. It recorded an income tax benefit of $0.7 million in fiscal 2013, compared to an income tax benefit of $0.2 million in fiscal 2012. The Company has relied on the use of available tax planning strategies to support the value of its deferred tax assets and the tax benefits attributable to the net operating losses that have been generated to date. As of June 30, 2013 using currently available strategies there remains approximately $700,000 of future taxable income which would be generated through the strategies and available to offset future net operating losses and other deferred tax assets. To the extent future losses for the fiscal year 2014 exceed this amount the Company would not be able to continue to recognize the tax benefit of future losses.

Net sales for fiscal 2013 of $38.6 million were $4.8 million or 11.1% less than net sales of $43.4 million in fiscal 2012. Domestically, sales decreased by $4.6 million dollars. Domestic sales for fiscal 2013 include approximately $0.1 million for the recognition into sales of payments resulting from the agreement with Abbott, as discussed below. For 2012, domestic sales included approximately $0.7 million for the recognition into sales of payments resulting from the agreement with Abbott. Internationally, sales decreased by $0.2 million. International business is dependent upon hospital construction projects, and the development of medical facilities in those regions in which the Company operates.

Orders for the Company’s products for the year ended June 30, 2013 of $37.5 million were $4.0 million or 9.6% lower than orders for the year ended June 30, 2012 of $41.5 million. Customer purchase order releases for the year ended June 30, 2013 of $37.4 million were $3.7 million or 9.0% lower than customer purchase order releases of $41.1 million from the prior fiscal year.

Respiratory care product sales, which include homecare products in 2013, were $8.9 million, which is $1.2 million, or 11.9% lower than sales of $10.1 million in the prior year. A portion of this decrease, $0.6 million, is attributable to the end of recognition of payments from the agreement with Abbott Laboratories pursuant to which the Company received payments in exchange for its ceasing production and distribution of Baralyme®. As previously disclosed, recognition of these payments ended in August of 2012. Sales for the year ended June 30, 2013 included $0.1 million for the recognition into sales of payments resulting from the agreement with Abbott Laboratories, in comparison to $0.7 million in 2012. There will be no recognition of income into sales from the agreement with Abbott in 2014.

Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®, as well as Litholyme®, a new premium carbon dioxide absorbent. For the year ended June 30, 2013 the Company had carbon dioxide absorbent sales of Carbolime® and Litholyme® of $2.4 million dollars, compared with $1.7 million for the year ended June 30, 2012. Sales increased as a result of the continued market acceptance of Litholyme® and additional product configurations for both Carbolime® and Litholyme®.

Medical gas equipment sales, which include construction products, of $21.9 million in fiscal 2013 were approximately $2.9 million, or 11.7% lower than prior year levels of $24.8 million. Internationally, sales of medical gas equipment in fiscal 2013 were approximately $0.5 million lower than in the prior year. Domestically, sales of medical gas equipment in fiscal 2013 were $2.4 million lower than in the prior year, primarily related to the sale of construction products. The Company believes it has implemented improvements to the sales management process to improve sales performance and increase market share of medical gas equipment sales, including increased training and consolidation of the domestic sales force in St. Louis, Missouri.

Emergency medical product sales in fiscal 2013 of $7.7 million were $0.9 million or 10.5% lower than fiscal 2012 sales of $8.6 million. International sales of emergency medical products increased by $0.4 million from the prior year while domestic sales decreased by $1.3 million. The Company believes that domestic demand for these products, which are normally largely consumed by local agencies, continues to be impacted by economic conditions. In addition, the Company believes the sales of the Company’s mass casualty products included in emergency medical products decreased as a result of decreased mass casualty equipment purchases by governments.

International sales, which are included in the product lines discussed above, decreased $0.2 million, or 2.1%, to $9.4 million in fiscal 2013 compared to sales of $9.6 million in fiscal 2012. As discussed above, the Company’s international shipments are dependent on hospital construction projects and the expansion of medical care in those regions. In fiscal 2013, international shipments of medical gas equipment, including construction products, decreased by $0.5 million dollars, and sales of respiratory care products decreased by approximately $0.1 million. These decreases were partially offset by a $0.4 million increase in the sale of emergency products. The decrease in international sales was concentrated in Venezuela. The Company believes this decrease in sales to Venezuela was a result of the change in the political leadership of that country.

Gross profit in fiscal 2013 was $8.2 million, or 21.2% of sales, compared to a gross profit of $10.0 million, or 23.0% of sales in fiscal 2012. Gross profit was negatively impacted by the decrease in sales and production during the period. Lower sales and production result in lower utilization of fixed overhead expenses. Gross profit during this period was favorably impacted compared to the prior year by an approximately $0.3 million improvement in margins from improved production at its Stuyvesant Falls facility. These improvements are the result of higher sales and production levels for the products produced at that plant and improved operating efficiency. Gross margins were also favorably impacted by approximately $0.4 million in cost improvements from lower commodity costs, purchasing improvements, and improvements in operating efficiencies. The Company continues to review the cost of production and seek opportunities to lower those costs. Gross profit for 2013 was also negatively impacted by approximately $153,000 as a result of the Medical Device Excise Tax (MDET). Under the Patient Protection and Affordable Care Act, beginning on January 1, 2013, this tax is imposed on all U.S. sales of certain medical devices at the rate of 2.3% of the sale price of covered products.

The Company invested $1.4 million in capital expenditures in fiscal 2013 compared to $2.2 million in fiscal 2012 for manufacturing equipment, plant maintenance, and computer systems, which continue to decrease production costs and improve efficiencies for several product lines. The Company continues to control cost and actively pursue methods to reduce its costs through automation and process changes.

Selling, General, and Administrative (“SG&A”) expenses for fiscal 2013 were $10.7 million compared to SG&A expenses of $10.6 million in fiscal 2012. Personnel cost, primarily salaries and fringe benefits, increased by approximately $0.4 million. Business travel expense increased by approximately $0.2 million as a result of relocating the majority of the sales force to St. Louis from regional locations. These increases were offset by a decrease in legal expense of approximately $0.2 million resulting from of the completion of the Armstrong Medical litigation in prior year, a decrease of $0.1 million in recruiting expense, and a decrease approximately $0.2 million in other spending.

Other income and expenses for the year ended June 30, 2013 include approximately $516,000 of income realized by the Company as a result of the demutualization of the Company’s product liability insurer. Interest income in fiscal 2013 was approximately $12,000 compared to interest income of $27,000 in fiscal 2012.

Net loss in fiscal 2013 was $1.3 million or $0.16 per basic and diluted earnings per share, and increase from a net loss of $0.4 million, or $0.05 per basic and diluted earnings per share in fiscal 2012. In 2013, the weighted number of shares used in the calculation of basic and diluted earnings per share was 8,070,645. In 2012, the weighted number of shares used in the calculation of basic and diluted earnings per share was 8,124,386.

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

The Company believes that the purchase of equipment and durable goods and the purchase of equipment by hospitals and municipalities was cut during this period to meet budgets and conserve cash. In addition, the Company believes that uncertainties surrounding the implementation of comprehensive healthcare legislation had some negative impact on sales. Orders for the Company’s products for the year ended June 30, 2012 of $41.5 million were $3.3 million or 7.4% lower than orders for the year ended June 30, 2011 of $44.8 million. Customer purchase order releases for the year ended June 30, 2012 of $41.1 million were $3.9 million or 8.7% lower than customer purchase order releases of $45.0 million from the prior fiscal year.

Respiratory care product sales, which include homecare products in 2012 were $10.1 million, which is $0.7 million, or 6.5% lower than sales of $10.8 million in the prior year As in 2011, sales for the year ended June 30, 2012 included $0.7 million for the recognition into sales of payments resulting from the agreement with Abbott Laboratories to cease production and distribution of Baralyme®.

In fiscal year 2012, Allied continued to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®, as well as Litholyme®, a new premium carbon dioxide absorbent. For the year ended June 30, 2012 the Company had carbon dioxide absorbent sales of Carbolime® and Litholyme® of $1.7 million dollars, compared with $1.7 million for the year ended June 30, 2011.

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

Emergency medical product sales in fiscal 2012 of $8.6 million were $2.4 million or 21.8% lower than fiscal 2011 sales of $11.0 million. International sales of emergency medical products decreased by $0.6 million from the prior year while domestic sales decreased by $1.9 million. The Company believes that the decrease in domestic emergency sales in fiscal 2012 was primarily the result of a drop in federal government demand from prior year levels. The Company also believes that domestic demand for these products, which are normally largely consumed by local agencies, continues to be impacted by economic conditions as states and municipalities continued to struggle with decreased tax revenues.

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

Selling, General, and Administrative (“SG&A”) expenses for fiscal 2012 were unchanged from fiscal 2011 at $10.6 million. Sales commissions decreased by approximately $0.3 million as a result to changes in commission plans, lower sales levels, and open positions due to attrition. This cost decrease was partially offset by a $0.2 million increase in legal expense due to now completed legal proceedings with Armstrong Medical, and a $0.1 million increase in Research and Development direct charges.

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

Financial Condition, Liquidity and Capital Resources

The following table sets forth selected information concerning Allied's financial condition at June 30:

Dollars in thousands	2013	2012	2011
Cash & cash equivalents	$3,688	$5,285	$6,513
Working Capital	$13,682	$16,006	$18,251
Total Debt	$-	$-	$-
Current Ratio	4.40:1	4.41:1	4.95:1

The Company’s working capital was $13.7 million at June 30, 2013 compared to $16.0 million at June 30, 2012. Deferred Revenue decreased approximately $0.1 million as the result of recognition of income of amortization of Deferred Revenue from the Abbott agreement, and Accrued Liabilities decreased by approximately $0.1 million dollars. During fiscal 2013, these increases in working capital were offset by a $1.6 million decrease in Cash, $0.7 million decrease in Inventory, and a $0.7 million decrease in Accounts Receivable. Inventory and Accounts Receivable declined primarily due to the decrease in Sales. The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns. Accounts Receivable was $4.2 million at June 30, 2013, a decrease from $5.0 million at June 30, 2012. Accounts Receivable as measured in days sales outstanding (“DSO”) is 39 DSO, down from 44 DSO at June, 30, 2012. In addition, Accounts Payable decreased by $0.5 million from the timing of payments between years.

The net decrease in Cash for the fiscal year ended June 30, 2013 was $1.6 million. The net decrease in Cash for the fiscal year ended June 30, 2012 was $1.2 million. Cash flows provided by operating activities were approximately $20,000 for fiscal 2013 compared to cash flows provided by operating activities of $1.0 million for fiscal 2012. This decrease in Cash provided by operating activities includes a $0.8 million increase in net loss and a decrease in Accounts Payable of approximately $0.5 million. These decreases were offset by increases in cash provided by Accounts Receivable of approximately $0.7 million due to lower sales, and an increase in cash provided by Inventory of $0.7 million. The change in Accounts Payable is primarily the result of the timing of payments between the two years as the Company did not change its payment terms or policies. In 2013, cash was also reduced by approximately $0.2 million as the result of stock repurchases.

Cash flows provided by operating activities for the fiscal year ended June 30, 2012 consisted of a net loss of $0.4 million, supplemented by $1.3 million in non-cash charges to operations for amortization and depreciation. Cash was used to make capital expenditures of $1.4 million in fiscal 2013 and $2.2 million in 2012. In 2013, the Company made capital expenditures of approximately $1.2 million to introduce new carbon dioxide products and further develop capacity for the production of carbon dioxide absorbent products. Additional capital expenditures were made to improve efficiency and save costs.

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

The Credit Facility was amended on November 12, 2012 extending the maturity date to November 12, 2013, reducing the borrowing availability from $7,500,000 to $5,000,000, and removing covenants related to the achievement of certain financial ratios. The Credit Facility will be available on a revolving basis until it expires on November 12, 2013, at which time all amounts outstanding under the Credit Facility will be due and payable. Advances under the Credit Facility will be made pursuant to a Revolving Credit Note executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to 3.50% in excess of the 30-day LIBOR rate. Advances may be prepaid in whole or in part without premium or penalty.

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

The 30-day LIBOR rate was 0.19% on June 30, 2013.

At June 30, 2013 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the covenants associated with the Credit Facility at June 30, 2013.

The following table summarizes the Company’s contractual obligations at June 30, 2013:

Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-Term Debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	$189,193	$146,146	$43,047	-	-
Unconditional Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations	-	-	-	-	-
Total Contractual Cash Obligations	$189,193	$146,146	$43,047	$-	$-

Capital expenditures were $1.4 million, $2.2 million and $0.3 million in fiscal 2013, 2012, and 2011, respectively. In 2013, the Company made capital expenditures of approximately $1.2 million to introduce new carbon dioxide absorbent products and further develop capacity for the production of carbon dioxide absorbent products. Additional capital expenditures were made to improve efficiency save costs, develop new products, and maintain plant capacity. The Company believes that cash flows from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures of $1.0 million in 2014.

Cash flows from operations may be negatively impacted by decreases in sales, market conditions, and adverse changes in working capital. In the event that economic conditions were to severely worsen for a protracted period of time, we believe that we will be able to negotiate an amendment and waiver to our existing credit facility or procure a replacement credit facility, and our borrowing capacity under those arrangements will provide sufficient financial flexibility. The Company would have options available to ensure liquidity in addition to increased borrowing. Capital expenditures, which are budgeted at $1.0 million for the fiscal year ended June 30, 2014, could be postponed. At June 30, 2013, the Company had no bank debt.

The Company’s credit facility will be available until it expires on November 12, 2013. Based on discussions with the Bank, the Company believes it will be able to negotiate an amendment with the Bank extending the term of the credit facility.

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

The following table sets forth selected operating results for the eight quarters ended June 30, 2013. The information for each of these quarters is unaudited, but includes all normal recurring adjustments which the Company considers necessary for a fair presentation thereof. These operating results, however, are not necessarily indicative of results for any future period. Further, operating results may fluctuate as a result of the timing of orders, the Company’s product and customer mix, the introduction of new products by the Company and its competitors, and overall trends in the health care industry and the economy. While these patterns have an impact on the Company’s quarterly operations, the Company is unable to predict the extent of this impact in any particular period.

Dollars in thousands, except per share data

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Three months ended,	2013	2013	2012	2012	2012	2012	2011	2011
Net sales	$10,133	$9,210	$9,921	$9,287	$10,667	$10,702	$10,681	$11,395

Gross profit	2,478	1,680	2,106	1,979	2,495	2,325	2,735	2,406

Income (loss) from operations	(122)	(960)	(751)	(660)	(232)	(231)	41	(228)

Net income (loss)	(98)	(279)	(469)	(411)	(156)	(146)	23	(145)

Basic earnings (loss) per share	(0.01)	(0.03)	(0.06)	(0.05)	(0.02)	(0.02)	0.00	(0.02)

Diluted earnings (loss) per share	(0.01)	(0.03)	(0.06)	(0.05)	(0.02)	(0.02)	0.00	(0.02)

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2013, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the commercial bank’s “floating reference rate” or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at June 30, 2013. Allied has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 8. Financial Statements and Supplementary Data

The following described financial statements of Allied Healthcare Products, Inc. are included in response to this item:

Report of Independent Registered Public Accounting Firm.

Statement of Operations for the fiscal years ended June 30, 2013, 2012 and 2011.

Balance Sheet for the fiscal years ended June 30, 2013 and 2012.

Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2013, 2012 and 2011.

Statement of Cash Flows for the fiscal years ended June 30, 2013, 2012 and 2011.

Notes to Financial Statements.

Schedule of Valuation and Qualifying Accounts and Reserves for the years ended June 30, 2013, 2012 and 2011.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Allied Healthcare Products, Inc.

We have audited the accompanying balance sheet of Allied Healthcare Products, Inc. (the Company) as of June 30, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2013. In connection with our audit of the financial statements, we also have audited the related financial statement schedule of valuation and qualifying accounts and reserves for the years ended June 30, 2013, 2012 and 2011. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Healthcare Products, Inc. as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ RubinBrown LLP

St. Louis, Missouri

September 27, 2013

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

Year ended June 30,	2013	2012	2011

Net sales	$38,551,774	$43,445,621	$46,783,436
Cost of sales	30,309,484	33,484,512	35,780,657
Gross profit	8,242,290	9,961,109	11,002,779

Selling, general and administrative expenses	10,735,806	10,610,858	10,593,869
Income (loss) from operations	(2,493,516)	(649,749)	408,910

Other (income) expenses:
Interest income	(12,006)	(27,368)	(32,733)
Interest expense	-	336	66
Other, net	(484,699)	47,629	78,150
	(496,705)	20,597	45,483

Income (loss) before provision for (benefit from)
income taxes	(1,996,811)	(670,346)	363,427
Provision for (benefit from) income taxes	(740,038)	(245,920)	159,019
Net income (loss)	$(1,256,773)	$(424,426)	$204,408

Basic income (loss) per share:	$(0.16)	$(0.05)	$0.03
Diluted income (loss) per share:	$(0.16)	$(0.05)	$0.03
Weighted average shares outstanding – Basic	8,070,645	8,124,386	8,107,313
Weighted average shares outstanding – Diluted	8,070,645	8,124,386	8,124,957

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

	June 30, 2013	June 30, 2012

ASSETS

Current assets:
Cash and cash equivalents	$3,687,919	$5,284,543
Accounts receivable, net of allowances
of $170,000	4,221,970	4,973,593
Inventories, net	9,338,343	10,001,226
Income tax receivable	36,766	46,042
Other current assets	420,978	400,677
Total current assets	17,705,976	20,706,081

Property, plant and equipment, net	9,722,344	9,603,556
Deferred income taxes	1,667,699	867,422
Other assets, net	242,712	300,010
Total assets	$29,338,731	$31,477,069

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,317,202	$1,797,144
Other accrued liabilities	1,861,241	1,985,579
Deferred income taxes	845,539	802,961
Deferred revenue	-	114,700
Total current liabilities	4,023,982	4,700,384

Commitments and contingencies (Notes 4 and 10)

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares
authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares
authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares
authorized; 10,427,878 shares issued at June 30,
2013 and June 30, 2012; 8,027,147 and 8,124,386 shares
outstanding at June 30, 2013 and June 30, 2012, respectively	104,279	104,279
Additional paid-in capital	48,584,999	48,540,802
Accumulated deficit	(2,393,741)	(1,136,968)
Less: treasury stock, at cost; 2,400,731 and 2,303,492 shares at
June 30, 2013 and 2012	(20,980,788)	(20,731,428)
Total stockholders' equity	25,314,749	26,776,685
Total liabilities and stockholders' equity	$29,338,731	$31,477,069

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance, July 1, 2010	$103,969	$48,362,922	$(916,950)	$(20,731,428)	$26,818,513

Issuance of common stock	310	115,920	-	-	116,230

Stock based compensation	-	20,261	-	-	20,261

Net income for the year ended
June 30, 2011	-	-	204,408	-	204,408
Balance, June 30, 2011	104,279	48,499,103	(712,542)	(20,731,428)	27,159,412

Stock based compensation	-	41,699	-	-	41,699

Net loss for the year ended
June 30, 2012	-	-	(424,426)	-	(424,426)
Balance, June 30, 2012	104,279	48,540,802	(1,136,968)	(20,731,428)	26,776,685

Purchases of treasury stock	-	-	-	(249,360)	(249,360)

Stock based compensation	-	44,197	-	-	44,197

Net loss for the year ended
June 30, 2013	-	-	(1,256,773)	-	(1,256,773)
Balance, June 30, 2013	$104,279	$48,584,999	$(2,393,741)	$(20,980,788)	$25,314,749

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

Year ended June 30,	2013	2012	2011

Cash flows from operating activities:
Net income (loss)	$(1,256,773)	$(424,426)	$204,408
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	1,306,044	1,283,349	1,361,684
Stock based compensation	44,197	44,179	20,261
Provision for doubtful accounts and sales
returns and allowances	10,372	27,025	20,863
Deferred tax provision (benefit)	(757,699)	(257,501)	41,232
Gain on disposition of equipment	-	-	(4,000)

Changes in operating assets and liabilities:
Accounts receivable	741,251	446,242	50,531
Inventories	662,883	552,063	602,167
Income tax receivable	9,276	49,536	782,087
Other current assets	(20,301)	(186,932)	8,095
Other assets, net	-	(275,000)	-
Accounts payable	(479,942)	152,234	(305,536)
Deferred revenue	(114,700)	(688,200)	(688,200)
Other accrued liabilities	(124,338)	260,027	(615,708)
Net cash provided by operating activities	20,270	982,596	1,477,884

Cash flows from investing activities:
Capital expenditures	(1,367,534)	(2,210,940)	(348,551)
Proceeds from disposal of property, plant and equipment	-	-	4,000
Net cash used in investing activities	(1,367,534)	(2,210,940)	(344,551)

Cash flows from financing activities:
Stock options exercised	-	-	103,250
Purchases of treasury stock	(249,360)	-	-
Excess tax benefit from exercise of stock options	-	-	12,980
Net cash provided by (used in) financing activities	(249,360)	-	116,230

Net increase (decrease) in cash and cash equivalents	(1,596,624)	(1,228,344)	1,249,563
Cash and cash equivalents at beginning of year	5,284,543	6,512,887	5,263,324
Cash and cash equivalents at end of year	$3,687,919	$5,284,543	$6,512,887

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$336	$66
Income taxes	$1,450	$25,266	$25,356

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

Allied does offer limited warranties on its products.  The standard warranty period is one year.  The Company’s cost of providing warranty service for its products for the years ended June 30, 2013, June 30, 2012, and June 30, 2011 was $150,944, $152,625, and $125,369, respectively.  The related liability for warranty service amounted to $130,000 at June 30, 2013 and 2012.

Marketing and Advertising Costs

Promotional and advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Statement of Operations. Advertising expenses for the years ended June 30, 2013, 2012 and 2011 were $46,691, $46,278, and $42,119, respectively.

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

Accounts receivable and concentrations of credit risk

Accounts receivable are recorded at the invoiced amount. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses based on past experience and an analysis of current amounts due, and historically such losses have been within management's expectations. The Company maintains an allowance for doubtful accounts to reflect the uncollectibility of accounts receivable based on past collection history and specific risks indentified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. The Company’s customers can be grouped into three main categories: medical equipment distributors, construction contractors and health care institutions. At June 30, 2013 the Company believes that it has no significant concentration of credit risk.

Inventories

Inventories are stated at the lower of cost, determined using the last-in, first-out (“LIFO”) method, or market. If the first-in, first-out method (which approximates replacement cost) had been used in determining cost, inventories would have been $2,343,788 and $2,515,706 higher at June 30, 2013 and 2012, respectively. Changes in the LIFO reserve are included in cost of sales. Cost of sales was reduced by $171,918, $164,645, and $55,475 in fiscal 2013, 2012, and 2011 respectively, as a result of LIFO liquidations. Costs in inventory include raw materials, direct labor and manufacturing overhead.

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. The reserve for obsolete and excess inventory was $1,312,600 and $1,327,291 at June 30, 2013 and 2012, respectively.

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

Impairment of long-lived assets

The Company evaluates impairment of long-lived assets under the provisions of ASC Topic 360: “Property, Plant and Equipment.” ASC 360 provides a single accounting model for long-lived assets to be disposed of and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under ASC 360, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss will be recognized. No impairment losses of long-lived assets or identifiable intangibles were recorded by the Company for fiscal years ended June 30, 2013, 2012, and 2011.

Collective Bargaining Agreement

At June 30, 2013, the Company had approximately 276 full-time employees. Approximately 164 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2015.

Self-insurance

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2013 and 2012, the Company had $200,000 and $190,000 respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

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

The Company recognizes tax liabilities when, despite the Company’s belief that its tax return positions are supportable, the Company believes that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. To the extent the Company deems it necessary to record a liability for its tax positions, the current portion of the liability is included in income taxes payable and the noncurrent portion is included in other liabilities in balance sheet. If upon the final tax outcome of these matters the ultimate liability is different than the amounts recorded, such differences are reflected in income tax expense in the period in which such determination is made. The Company’s federal tax returns for the fiscal years after 2009 remain subject to examination. The various states in which the Company is subject to income tax are generally open for the fiscal years 2010 and after.

The Company currently relies on reversals of existing temporary deferred tax liabilities and tax planning strategies to support the value of existing deferred tax assets. As of June 30, 2013 using currently available strategies there remains approximately $700,000 of future taxable income which would be generated through the strategies and available to offset future net operating losses and other deferred tax assets. To the extent future losses for the fiscal year 2014 exceed this amount the Company would not be able to continue to recognize the tax benefit of future losses.

The Company classifies interest expenses on taxes payable as interest expense. Penalties are classified as a component of other expenses.

Research and development costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses for the years ended June 30, 2013, 2012 and 2011 were $937,598, $948,213, and $822,978, respectively.

Earnings per share

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The weighted average number of basic shares outstanding for the years ended June 30, 2013, 2012 and 2011 was 8,070,645, 8,124,386 and 8,107,313 shares, respectively. The weighted average number of diluted shares outstanding for the years ended June 30, 2013, 2012 and 2011 was 8,070,645, 8,124,386 and 8,124,957 shares, respectively. The dilutive effect of the Company's employee and director stock option plans are determined by use of the treasury stock method. Potential common shares not included in the calculation of net loss per share, as their effect would be anti-dilutive, are 0, 3,806 and 0 for the years ended June 30, 2013, 2012 and 2011 respectively.

The following information is necessary to calculate earnings per share for the periods presented:

Year ended June 30,	2013	2012	2011

Net income (loss), as reported	$(1,256,773)	$(424,426)	$204,408

Weighted average common shares outstanding	8,070,645	8,124,386	8,107,313
Effect of dilutive stock options	-	-	17,644
Weighted average diluted common shares outstanding	8,070,645	8,124,386	8,124,957

Net income (loss) per common share
Basic	$(0.16)	$(0.05)	$0.03
Diluted	$(0.16)	$(0.05)	$0.03

Employee stock options excluded from computation of diluted income
per share amounts because their effect would be anti-dilutive	-	3,806	-

Employee stock-based compensation

The company follows the provisions of ASC Topic 718: “Compensation – Stock Compensation”, which sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of the stock options and other equity-based compensation.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions utilized in the Black-Scholes option pricing model for options granted during the fiscal years ended June 30, 2013, 2012 and 2011.

	2013	2012	2011

Weighted-average fair value	$1.15	$1.60	$1.98
Weighted-average volatility	46%	46%	46%
Weighted-average expected life (in years)	6.0	6.0	6.0
Weighted-average risk-free interest rate	0.93%	1.67%	1.54%
Dividend yield	0%	0%	0%

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

Share-based compensation expense included in the Statement of Operations for the fiscal years ended June 30, 2013, 2012 and 2011 was approximately $44,000, $44,000 and $20,000, respectively. Unrecognized shared-based compensation cost related to unvested stock options as of June 30, 2013 amounts to approximately $5,000. The cost is expected to be recognized over the next fiscal year.

The Company recognized income tax benefits for share-based compensation arrangements of approximately $18,000, $18,000 and $8,000 for the years ended June 30, 2013, 2012 and 2011, respectively.

The following table summarizes stock option exercises for the fiscal years ended June 30, 2013, 2012 and 2011.

	2013	2012	2011

Stock options exercised	-	-	31,000
Total intrinsic value of stock options exercised	$-	$-	$32,450
Cash received from stock option exercises	$-	$-	$103,250
Tax benefit from stock options exercised	$-	$-	$12,980

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation. These changes had no impact on previously reported net loss.

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

The Credit Facility was amended on November 12, 2012 extending the maturity date to November 12, 2013, reducing the borrowing availability from $7,500,000 to $5,000,000, and removing covenants related to the achievement of certain financial ratios. The Credit Facility will be available on a revolving basis until it expires on November 12, 2013, at which time all amounts outstanding under the Credit Facility will be due and payable. Advances under the Credit Facility will be made pursuant to a Revolving Credit Note executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to 3.50% in excess of the 30-day LIBOR rate. Advances may be prepaid in whole or in part without premium or penalty.

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

The 30-day LIBOR rate was 0.19% on June 30, 2013.

At June 30, 2013 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the covenants associated with the Credit Facility at June 30, 2013.

4. Lease Commitments

The Company leases certain of its equipment under non-cancelable operating lease agreements. Minimum lease payments under operating leases at June 30, 2013 are as follows:

Fiscal Year	Operating
Leases

2014	146,146
2015	34,616
2016	7,841
2017	590
Total minimum lease payments	$189,193

Rental expense incurred on operating leases in fiscal 2013, 2012, and 2011 totaled $255,517, $238,486 and $303,079, respectively.

5. Income Taxes

The provision for (benefit from) income taxes consists of the following:

	2013	2012	2011
Current:
Federal	$-	$-	$(38,368)
State	17,661	11,581	156,155
Total current	17,661	11,581	117,787

Deferred:
Federal	(698,712)	(252,778)	96,079
State	(58,987)	(4,723)	(54,847)
Total deferred	(757,699)	(257,501)	41,232
	$(740,038)	$(245,920)	$159,019

A reconciliation of income taxes, with the amounts computed at the statutory federal rate is as follows:

	2013	2012	2011

Computed tax at federal statutory rate	($678,916)	($227,917)	$123,565
State income taxes, net of federal tax (benefit) provision	(32,502)	(4,982)	42,610
Non deductible expenses	20,162	17,572	25,821
Federal research credit	(43,095)	(31,507)	(30,000)
Other, net	(5,687)	914	(2,977)
Total	($740,038)	($245,920)	$159,019

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of June 30, 2013 and 2012 are as follows:

	2013		2012
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities

Current:
Bad debts	$40,000	$–	$40,000	$–
Prepaid expenses	–	16,646	–	26,159
Deferred revenue	–	–	45,880	–
Accrued liabilities	335,744	–	326,170	–
Inventory	--	1,204,637	–	1,188,853
	375,744	1,221,283	412,050	1,215,012

Non Current:
Depreciation	–	479,840	–	419,006
Net operating loss and credit carryforwards	1,771,164	–	882,440	–
Intangible assets	143	–	–	1,048
Accrued pension liability	32,840	–	69,880	–
Stock options	368,941	–	351,262	–
Other	–	25,549	–	16,106
	2,173,088	505,389	1,303,582	436,160
Valuation Allowance	–	–	–	–
Total deferred taxes	$2,548,832	$1,726,672	$1,715,632	$1,651,172

The net long term deferred tax asset of $1,667,699 and $867,422 is included in the June 30, 2013 and 2012 balance sheet, respectively. At June 30, 2013 there were $4.4 million dollars of federal net operating loss carryforwards which will expire in 2031 through 2033. In addition, the Company has state tax net operating losses of approximately $4.7 million that expire in varying years from 2029 through 2033.

The Company files a federal and multiple state income tax returns. The Company’s federal and state income tax returns are open for fiscal years ending after June 30, 2010.

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at June 30, 2013 and 2012.

6. Employee Retirement Benefits

The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code to certain eligible salaried employees. Each employee may elect to enter a written salary deferral agreement under which a portion of such employee's pre-tax earnings may be contributed to the plan.

During the fiscal years ended June 30, 2013, 2012 and 2011, the Company made contributions of $278,212, $247,576, and $245,628, respectively, to the retirement savings plan. The Company contributes 2% of eligible salaried employee’s annual income to the plan. In addition, the Company provides a 25% match on the first 8% of employee deferrals for eligible employees.

The risk of participating in multi-employer pension plan is different from single-employer plans. Assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

The Company’s participation in a multi-employer pension plan for the year ended June 30, 2013, is outlined in the table below. The “EIN/PN” column provides the Employee Identification Number (EIN) and the three-digit plan number (PN). The most recent Pension Protection Act (PPA) zone status for 2012 and 2011 is for the plan year-ends as indicated below. The zone status is based on information that the Company obtained from the Notes to the Financial Statements included with the plan’s Form 5500. Among other factors, plans in the red zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-bargaining agreement (CBA) to which the plan is subject.

	PPA Zone Status				Contributions by the Company
				FIP/RP
				Status
				Pending/				Surcharge	Expiration
Pension Trust Fund	EIN/PN	2012	2011	Implemented	2013	2012	2011	Imposed	Date of CBA

District No. 9	51-0138317/001	Green	Green
International		12/31/2011	12/31/2010	Implemented	$309,373	$331,154	$369,195	No	5/31/2015
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

A summary of stock option transactions in fiscal 2011, 2012 and 2013, respectively, pursuant to the Employee Plans and the Directors Plans is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

June 30, 2010	473,000	$4.32
Options Granted	6,000	$4.34
Options Exercised	(31,000)	$3.33
Options Forfeited or Expired	0	$0.00
June 30, 2011	448,000	$4.38	4.2	$21,900

June 30, 2011	448,000	$4.38
Options Granted	51,000	$3.51
Options Exercised	0	$0.00
Options Forfeited or Expired	(31,000)	$3.40
June 30, 2012	468,000	$4.35	4.1	$330

June 30, 2012	468,000	$4.35
Options Granted	6,000	$2.59
Options Exercised	0	$0.00
Options Forfeited or Expired	(1,500)	$2.90
June 30, 2013	472,500	$4.34	3.2	$960
Exercisable at June 30, 2013	451,500	$4.39	2.9	$-

The following table provides additional information for options outstanding and exercisable at June 30, 2013:

Options Outstanding

Range of Exercise Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
2.42 - 4.24	65,500	7.7 years	$3.49
4.25 - 4.25	320,000	2.2 years	$4.25
4.26 - 6.84	87,000	3.3 years	$5.29

$2.42 - 6.84	472,500	3.2 years	$4.34

Options Exercisable

Range of Exercise Prices	Number	Weighted Average Exercise Price

2.42 - 4.24	44,500	$3.60
4.25 - 4.25	320,000	$4.25
4.26 - 6.84	87,000	$5.29

$2.42 - 6.84	451,500	$4.39

See Note 2 for discussion of accounting for stock awards and related fair value disclosures.

8. Supplemental Balance Sheet Information

		June 30,
		2013	2012
Inventories
Work in progress		$663,100	$654,677
Component parts		7,530,506	7,495,333
Finished goods		2,457,337	3,178,507
Reserve for obsolete and excess inventory		(1,312,600)	(1,327,291)
		$9,338,343	$10,001,226

	Estimated
	Useful Life
	(years)
Property, plant and equipment
Machinery and equipment	3-10	$14,306,930	$13,231,044
Buildings	28-35	12,912,094	12,620,447
Land and land improvements	5-7	934,216	934,216

Total property, plant and equipment at cost		28,153,240	26,785,707
Less accumulated depreciation and amortization		(18,430,896)	(17,182,151)
		$9,722,344	$9,603,556

Depreciation expense was $1.2 million, $1.3 million, and $1.3 million for the fiscal years ended
June 30, 2013, 2012 and 2011, respectively.

Other accrued liabilities
Accrued compensation expense		$1,187,224	$1,246,145
Customer deposits		359,597	406,471
Other		314,420	332,963
		$1,861,241	$1,985,579

9. Demutualization of Product Liability Insurer

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

10. Commitments and Contingencies

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

Stuyvesant Falls Power Litigation. The Company is currently involved in litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”) and other parties, which provides electrical power to the Company’s facility in Stuyvesant Falls, New York. In fiscal year 2011, Niagara began sending invoices to the Company for electricity used at the Company’s Stuyvesant Falls plant. The Company maintains in its defense of the lawsuit that it is entitled to a certain amount of free electricity based on covenants running with the land which have been honored for more than a century. Niagara’s attempts to collect such invoices were stopped in December 2010 by a temporary restraining order, although a court has not yet ruled on the merits of all of Niagara’s claims. Among other things, Niagara seeks approximately $469,000, which it alleges represents the value of electricity provided prior to the commencement of litigation going back to 2003. The Company has posted a $250,000 bond which Niagara could draw against for electricity provided and not collected since the December 2010 temporary restraining order in the event Niagara prevails in its lawsuit. The amount of the bond exceeds the cumulative invoiced electricity charges generated by Niagara since the issuance of the temporary restraining order. As of June 30, 2013, the Company has not recorded a provision for this matter as management intends to vigorously defend this litigation and believes it is not probable that the Company will be required to pay for electricity as Niagara claims. The Company believes, however, that any liability it may incur should it not prevail in the litigation would not have a material adverse effect on its financial condition, its result of operations, or its cash flows.

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

11. Segment Information

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

	Sales by Region

	2013	2012	2011

Domestic United States	$29,180,042	$33,816,317	$37,634,627
Europe	1,421,347	1,510,197	1,721,779
Canada	673,011	603,530	668,430
Latin America	4,113,201	4,883,288	3,427,960
Middle East	1,228,318	925,658	911,401
Far East	1,841,771	1,594,172	2,296,635
Other International	94,084	112,459	122,604
	$38,551,774	$43,445,621	$46,783,436

	Sales by Product

	2013	2012	2011

Respiratory care products	$8,944,319	$10,082,450	$10,796,923
Medical gas equipment	21,870,840	24,803,614	24,949,906
Emergency medical products	7,736,615	8,559,557	11,036,607
	$38,551,774	$43,445,621	$46,783,436

12. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for fiscal 2013 and 2012 appears below (all amounts in thousands except per share amounts):

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Three months ended,	2013	2013	2012	2012	2012	2012	2011	2011
Net sales	$10,133	$9,210	$9,921	$9,287	$10,667	$10,702	$10,681	$11,395

Gross profit	2,478	1,680	2,106	1,979	2,495	2,325	2,735	2,406

Income (loss) from operations	(122)	(960)	(751)	(660)	(232)	(231)	41	(228)

Net income (loss)	(98)	(279)	(469)	(411)	(156)	(146)	23	(145)

Basic earnings (loss) per share	(0.01)	(0.03)	(0.06)	(0.05)	(0.02)	(0.02)	0.00	(0.02)

Diluted earnings (loss) per share	(0.01)	(0.03)	(0.06)	(0.05)	(0.02)	(0.02)	0.00	(0.02)

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

13. Baralyme® Agreement

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

The payments received from Abbott have been recognized into income, as net sales, over the eight-year term of the agreement. Allied has no further obligations under this agreement which would require the Company to repay these amounts or otherwise impact this accounting treatment. During the fiscal years ended June 30, 2013, 2012, and 2011, Allied recognized $114,700, $688,200 and $688,200, respectively into income as net sales in each year. The agreement expired in August 2012 and no further income will be recognized from the agreement after such expiration.

A reconciliation of deferred revenue resulting from the agreement with Abbott, with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Twelve Months ended
	June 30,
	2013	2012

Beginning balance	$114,700	$802,900

Revenue recognized
as net sales	(114,700)	(688,200)

	0	114,700
Less - Current portion
of deferred revenue	0	(114,700)
	$0	$0

14. Share Repurchases

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, as required under Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of June 30, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

There were no changes to the Company’s internal controls over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A list of our executive officers and biographical information appears at the end of Item 1, in Part I of this report. A definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after June 30, 2013. The information required by this item is set forth under the caption “Election of Directors”, under the caption “Executive Officers”, and under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement, which information is incorporated herein by reference thereto.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

None

Item 14. Principal Accounting Fees and Services

The information required by this item will appear in the section entitled “Audit Fees” included in the definitive proxy statement relating to the 2013 Annual Meeting of stockholders and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

The following financial statements of the Company are included in response to Item 8:

Statement of Operations for the years ended

June 30, 2013, 2012, and 2011

Balance Sheet at June 30, 2013 and 2012

Statement of Changes in Stockholders’ Equity

for the years ended June 30, 2013, 2012 and 2011

Statement of Cash Flows for the years ended June 30, 2013,

2012 and 2011

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedule

Valuation and Qualifying Accounts and Reserves for the Years

Ended June 30, 2013, 2012 and 2011

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
President and Chief Executive Officer

/S/ Daniel C. Dunn
Daniel C. Dunn
Vice President, Chief Financial Officer, and Secretary

Dated: September 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 27th, 2013.

Signatures	Title

*	Chairman of the Board
John D. Weil

*	President, Chief Executive Officer and Director (Principal Executive Officer)
Earl R. Refsland

*	Director
William A. Peck

*
Joseph Root	Director

*
Judy Graves.	Director

* By:	/s/ Earl R. Refsland
Earl R. Refsland
Attorney-in-Fact

* Such signature has been affixed pursuant to the following Power of Attorney.

ALLIED HEALTHCARE PRODUCTS, INC.

RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
	Balance at	Charged to	Charged to
	beginning of	costs	other accounts -		Deductions -		Balance at end
Description	period	and expenses	describe		describe		of period

For the Year Ended June 30, 2013

Accounts Receivable
Allowances	$(170,000)	$(10,372)			$10,372	(1)	$(170,000)

Inventory Allowance
For Obsolescence
And Excess Quantities	$(1,327,291)	$(121,970)	$(37,265)	(3)	$173,926	(2)	$(1,312,600)

For the Year Ended June 30, 2012

Accounts Receivable
Allowances	$(170,000)	$(27,025)			$27,025	(1)	$(170,000)

Inventory Allowance
For Obsolescence
And Excess Quantities	$(1,419,420)	$(33,061)	$(27,018)	(3)	$152,208	(2)	$(1,327,291)

For the Year Ended June 30, 2011

Accounts Receivable
Allowances	$(170,000)	$(20,863)			$20,863	(1)	$(170,000)

Inventory Allowance
For Obsolescence
And Excess Quantities	$(1,476,490)	$(120,000)	$(28,291)	(3)	$205,361	(2)	$(1,419,420)

(1)	Decrease due to bad debt write-offs and recoveries.

(2)	Decrease due to disposal of obsolete inventory.

(3)	Increase due to inventory revaluation. The other account charged as a result of this revaluation was inventory before reserves. This did not result in a change to our net inventory or net income(loss).

S-2

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3(1) to the Company’s Registration Statement on Form S-1, as amended, Registration No. 33-40128, filed with the Commission on May 8, 1991 (the “Registration Statement”) and incorporated herein by reference)

3.2	By-Laws of the Registrant (filed as Exhibit 3(2) to the Registration Statement and incorporated herein by reference)

10.1	NCG Trademark License Agreement, dated April 16, 1982, between Liquid Air Corporation and Allied Healthcare Products, Inc. (filed as Exhibit 10(24) to the Registration Statement and incorporated herein by reference)

10.2	Employee Stock Purchase Plan (filed as Exhibit 10(3) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated by reference)

10.3	Allied Healthcare Products, Inc. 1994 Employee Stock Option Plan (filed with the Commission as Exhibit 10(39) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference)

10.4	Allied Healthcare Products, Inc. 1995 Directors Non-Qualified Stock Option Plan (filed with the Commission as Exhibit 10(25) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference)

10.5	Allied Healthcare Products, Inc. Amended 1994 Employee Stock Option Plan (filed with the Commission as Exhibit 10(28) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference)

10.6	Form of Indemnification Agreement with officers and directors (filed with the Commission as Exhibit 10.22 to the 2002 Form 10-K and incorporated herein by reference).

10.7	Amended and restated Employment Agreement dated December 21, 2009 by and between Allied Healthcare Products, Inc. and Earl Refsland (incorporated by reference to 10-Q filed May 7, 2010)

S-3

10.7.1	Change of Control Agreement Employment Agreement dated March 16, 2007 by and between Allied Healthcare Products, Inc. and certain executive officers (incorporated by reference to 8-K filed March 16, 2007 with event date of March 16, 2007)

10.8	Allied Healthcare Products, Inc. 1999 Incentive Stock Plan (filed with the Commission as Exhibit 10(26) to the 1999 Form 10-K and incorporated herein by reference)

10.9	Allied Healthcare Products, Inc. 2009 Incentive Stock Plan (filed with Commission as Appendix A to the 2009 Proxy Statement on Schedule 14A)

10.10	Loan and Security Agreement dated November 17, 2009 by and between the Company and Enterprise Bank & Trust, including Revolving Credit Note (incorporated by reference to 8-K filed November 18, 2009 with event date of November 13, 2009)

10.12	Patent License Agreement, dated June 8, 2012, by and between Allied Healthcare Products, Inc. and Armstrong Medical Limited (filed with the Commission as Exhibit 10.12 to the 2012 Form 10-K and incorporated herein by reference).

23.1	Consent of RubinBrown LLP (filed herewith)

24	Form of Power of Attorney – (filed herewith)

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Sarbanes-Oxley Certification of Chief Executive Officer (provided herewith)*

32.2	Sarbanes-Oxley Certification of Chief Financial Officer (provided herewith)*

99.1	Press Release dated September 27, 2013 announcing fourth quarter and fiscal 2013 earnings*

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, is formatted in XBRL interactive data files: (i) Statement of Operations for the fiscal years ended June 30, 2013, 2012 and 2011; (ii) Balance Sheet at June 30, 2013 and June 30, 2012; (iii) Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2013, 2012 and 2011; (iiii) Statement of Cash Flows for the fiscal years ended June 30, 2013, 2012 and 2011; and (v) Notes to Financial Statement.

* Notwithstanding any incorporation of this Quarterly Report on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.

S-4