Form 10-Q
period 2013-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2013-11-13
CIK 874710

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2013

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
Yes  ☐  No  ☒
The number of shares of common stock outstanding at November 4, 2013 is 8,027,147 shares.

INDEX
			Page

			Number
Part I –	Financial Information
	Item 1.	Financial Statements
		Statement of Operations -	3
		Three months ended September 30,
		2013 and 2012 (Unaudited)

		Balance Sheet -	4 - 5
		September 30, 2013 (Unaudited) and
		June 30, 2013

		Statement of Cash Flows -	6
		Three months ended September 30, 2013 and 2012
		(Unaudited)

		Notes to Financial Statements	7 – 11

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 – 15

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	15

	Item 4.	Controls and Procedures	15 – 16

Part II -	Other Information

	Item 1.	Legal Proceedings	16

	Item 6.	Exhibits	16 – 17

		Signature	18

SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services,  both in the United States and in our overseas markets, impacts of the U.S. Affordable Care Act, the outcome of litigation proceedings and specific matters which relate directly to the Company's operations and properties as discussed in the Company’s annual report on Form 10-K for the year ended June 30, 2013.  The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I.         FINANCIAL INFORMATION

Item 1.            Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended
	September 30,
	2013	2012

Net sales	$8,708,297	$9,287,091
Cost of sales	6,947,731	7,308,116
Gross profit	1,760,566	1,978,975

Selling, general and
administrative expenses	2,622,202	2,638,575
Loss from operations	(861,636)	(659,600)

Other (income) expenses:
Interest income	(1,890)	(4,226)
Other, net	8,723	7,581
	6,833	3,355

Loss before benefit from income taxes	(868,469)	(662,955)
Benefit from income taxes	(277,910)	(251,923)
Net loss	$(590,559)	$(411,032)

Basic and diluted loss per share	$(0.07)	$(0.05)

Weighted average shares outstanding - basic and diluted	8,027,147	8,124,386

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
BALANCE SHEET
ASSETS

	(Unaudited)
	September 30,	June 30,
	2013	2013

Current assets:
Cash and cash equivalents	$3,077,132	$3,687,919
Accounts receivable, net of allowances
of $170,000	3,625,782	4,221,970
Inventories, net	10,245,692	9,338,343
Income tax receivable	48,520	36,766
Other current assets	606,946	420,978
Total current assets	17,604,072	17,705,976

Property, plant and equipment, net	9,618,798	9,722,344
Deferred income taxes	1,943,627	1,667,699
Other assets, net	228,824	242,712
Total assets	$29,395,321	$29,338,731

 See accompanying Notes to Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.
BALANCE SHEET
(CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	September 30,	June 30,
	2013	2013
Current liabilities:
Accounts payable	$1,695,665	$1,317,202
Other accrued liabilities	2,126,954	1,861,241
Deferred income taxes	843,557	845,539
Total current liabilities	4,666,176	4,023,982

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,427,878 shares issued at September 30, 2013 and June 30, 2013; 8,027,147 shares outstanding at September 30, 2013 and June 30, 2013	104,279	104,279
Additional paid-in capital	48,589,954	48,584,999
Accumulated deficit	(2,984,300)	(2,393,741)
Less treasury stock, at cost; 2,400,731 shares at
September 30, 2013 and June 30, 2013	(20,980,788)	(20,980,788)
Total stockholders' equity	24,729,145	25,314,749
Total liabilities and stockholders' equity	$29,395,321	$29,338,731

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three months ended
	September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(590,559)	$(411,032)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Depreciation and amortization	304,975	307,346
Stock based compensation	4,955	11,424
Provision for doubtful accounts and sales
returns and allowances	(1,399)	1,474
Deferred taxes	(277,910)	(4,569)

Changes in operating assets and liabilities:
Accounts receivable	597,587	1,138,771
Inventories	(907,349)	(339,897)
Income tax receivable	(11,754)	(255,902)
Other current assets	(185,968)	(257,430)
Accounts payable	378,462	37,808
Deferred revenue	-	(114,700)
Other accrued liabilities	265,715	257,385
Net cash (used in) provided by operating activities	(423,245)	370,678

Cash flows from investing activities:
Capital expenditures	(187,542)	(269,161)
Net cash used in investing activities	(187,542)	(269,161)

Net (decrease) increase in cash and cash equivalents	(610,787)	101,517
Cash and cash equivalents at beginning of period	3,687,919	5,284,543
Cash and cash equivalents at end of period	$3,077,132	$5,386,060

See accompanying Notes to Financial Statements.

 ALLIED HEALTHCARE PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.  Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The accompanying unaudited financial statements of Allied Healthcare Products, Inc. (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included.  Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.  These statements should be read in conjunction with the financial statements and notes to the financial statements thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

Recently Issued Accounting Guidance

We have reviewed accounting guidance and interpretations thereof issued by the FASB, AICPA and the SEC that have effective dates during the periods reported and in future periods. Management does not believe that any of those pronouncements will have a material impact on the Company’s present or future financial statements.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable.  The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short maturity of these instruments.

2. Inventories

Inventories are comprised as follows:

	September 30, 2013	June 30, 2013

Work-in progress	$679,870	$663,100
Component parts	8,051,900	7,530,506
Finished goods	2,821,505	2,457,337
Reserve for obsolete and excess inventories	(1,307,583)	(1,312,600)
	$10,245,692	$9,338,343

3.  Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period.  Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic and diluted shares outstanding for the three months ended September 30, 2013 and 2012 were 8,027,147 and 8,124,386, respectively.

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

Stuyvesant Falls Power Litigation. The Company is currently involved in litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”) and other parties, which provides electrical power to the Company’s facility in Stuyvesant Falls, New York.  In fiscal year 2011, Niagara began sending invoices to the Company for electricity used at the Company’s Stuyvesant Falls plant.  The Company maintains in its defense of the lawsuit that it is entitled to a certain amount of free electricity based on covenants running with the land which have been honored for more than a century.  Niagara’s attempts to collect such invoices were stopped in December 2010 by a temporary restraining order, although a court has not yet ruled on the merits of all of Niagara’s claims.  Among other things, Niagara seeks approximately $469,000, which it alleges represents the value of electricity provided prior to the commencement of litigation going back to 2003.  The Company has posted a $250,000 bond which Niagara could draw against for electricity provided and not collected since the December 2010 temporary restraining order in the event Niagara prevails in its lawsuit.  The amount of the bond exceeds the cumulative invoiced electricity charges generated by Niagara since the issuance of the temporary restraining order.  As of September 30, 2013, the Company has not recorded a provision for this matter as management intends to vigorously defend this litigation and believes it is not probable that the Company will be required to pay for electricity as Niagara claims.  The Company believes, however, that any liability it may incur should it not prevail in the litigation would not have a material adverse effect on its financial condition, its result of operations, or its cash flows.

Dräger Patent Litigation. On or about October 4, 2013, Dräger Medical GmbH and certain affiliates (the “Dräger Plaintiffs”) filed a patent infringement lawsuit against the Company in the District of Delaware, asserting that the Company infringes United States Patent Nos. 7,487,776 and 8,286,633, both protecting particular combinations of carbon dioxide absorption cartridges and adapters which fit on anesthesia machines. The Dräger Plaintiffs assert that the Company’s sales of certain models of its Litholyme and Carbolyme single-use carbon dioxide absorption cartridges infringe both patents.  The Company has answered the Complaint, asserting invalidity of the patents, non-infringement, and implied license under the doctrine of permissive repair.

On October 25, 2013, the Dräger Plaintiffs filed a motion for preliminary injunction requesting that the Company be enjoined from selling certain models of its Litholyme and Carbolyme cartridges during the pendency of the litigation. The Court has set a hearing date of January 17, 2014 on the motion for preliminary injunction.

As of September 30, 2013, the Company has not recorded a provision for this matter because the Company cannot estimate a possible loss or range of loss for this matter because the Dräger Plaintiffs have not specified damages claimed and the proceedings are in the early stages.  The Company intends to vigorously contest the motion for preliminary injunction and defend against the litigation brought by the Dräger Plaintiffs and pursue counterclaims for invalidity, non-infringement, and implied license.

Employment Contract

The Company has entered into an employment contract with its chief executive officer with annual renewals.  The contract includes termination without cause and change of control provisions, under which the chief executive officer is entitled to receive specified severance payments generally equal to two times ending annual salary if the Company terminates his employment without cause or he voluntarily terminates his employment with “good reason.” “Good Reason” generally includes changes in the scope of his duties or location of employment but also includes (i) the Company’s written election not to renew the Employment Agreement and (ii) certain voluntary resignations by the chief executive officer following a “Change of Control” as defined in the Agreement.

5.  Financing

The Company is party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”) pursuant to which the Company obtained a secured revolving credit facility with borrowing availability of up to $5,000,000 (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by certain assets of the Company pursuant to the terms and subject to the conditions set forth in the Credit Agreement.

The Credit Facility was amended on November 12, 2013 extending the maturity date to November 11, 2014. The Credit Facility will be available on a revolving basis until it expires on November 11, 2014, at which time all amounts outstanding under the Credit Facility will be due and payable. Advances under the Credit Facility will be made pursuant to a Revolving Credit Note executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to 3.50% in excess of the 30-day LIBOR rate.  Advances may be prepaid in whole or in part without premium or penalty.

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

The 30-day LIBOR rate was 0.18% on September 30, 2013.

At September 30, 2013 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the covenants associated with the Credit Facility at September 30, 2013.

6.  Baralyme® Agreement

A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories (“Abbott”), with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Three Months ended
	September 30,
	2013	2012

Beginning balance	$-	$114,700

Revenue recognized as net sales	-	(114,700)
	-	-

Less - Current portion of deferred revenue	-	-
	$-	$-

7.  Share Repurchases

On November 21, 2012 the Company’s Board of Directors approved the purchase of up to 100,000 shares of the Company’s common stock.  This authority terminated on February 19th, 2013.  Pursuant to this authorization, the Company repurchased 94,139 shares of stock at an average price of $2.54 for an aggregate total purchase price of $240,952.

On February 25, 2013 the Company’s Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock for a period of 90 days.  Repurchases may be made in the open market or in privately negotiated transactions, with the timing and terms of such transaction in the discretion of the Chairman of the Board unless terminated by the Board, the repurchase authority renews for successive 90 day periods.  The repurchase authority may be terminated by the Board at any time and without notice.  Pursuant to this authorization, the Company repurchased a total of 3,100 shares in the third quarter of fiscal  2013 at an average price of $2.69 per share for an aggregate total purchase price of $8,408.

8.  Income Taxes

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  The company has relied on the reversal of existing temporary deferred tax liabilities and tax planning strategies to support the value of its deferred tax assets.  In the quarter ended September 30, 2013 the company’s cumulative losses have exceeded the value available through those strategies and a valuation allowance of approximately $31,000 has been established. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses would be subject to a valuation allowance.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Allied had net sales of $8.7 million for the three months ended September 30, 2013, down $0.6 million from net sales of $9.3 million in the prior year same quarter. Domestic sales were down 6.2% while international sales, which represented 22.8% of first quarter sales, were down 6.3% from the prior year same quarter.

Sales for the three months ended September 30, 2013 and 2012 included $-, and  $114,700, respectively, for the recognition of income from payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®.  Income from the agreement was recognized at $57,350 per month until the expiration of the agreement in August 2012.  Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®, as well as Litholyme®, a new premium carbon dioxide absorbent. The Company ceased the sale of Baralyme® on August 27, 2004.

Orders for the Company’s products for the three months ended September 30, 2013 of $8.8 million were $0.8 million or 8.3% lower than orders for the prior year same quarter of $9.6 million.  Domestic orders are down 2.9% over the prior year same quarter while international orders, which represented 24.2% of first quarter orders, were 20.8% lower than orders for the prior year same quarter. The Company continues to believe that the purchase of equipment and durable goods and the purchase of equipment by hospitals and municipalities have been cut to meet budgets and conserve cash due to the slow recovery of the economy since the recession in 2008. Orders and sales remain below pre-recession levels. The Company also believes domestic markets are further negatively impacted by uncertainty from the implementation of the Affordable Care Act.  The Company believes that the decrease in international orders and sales reflects fluctuation in international demand and order levels, and a reduction in governmental medical expenditures in several countries including Venezuela.  The Company does not believe this decrease indicates a drop in market share.

Gross profit for the three months ended September 30, 2013 was $1.8 million, or 20.7% of net sales, compared to $2.0 million, or 21.5% of net sales, for the three months ended September 30, 2012. Gross profit, as a percentage of sales, was negatively impacted by the $114,700 reduction in payments resulting from the Abbott agreement recognized in sales and income.  In addition, lower sales have led to lower utilization of fixed expenses in the Company’s manufacturing operations.   Gross profit for the three months ended September 30, 2013 was also negatively impacted by approximately $72,000 as a result of the Medical Device Excise Tax.  Under the U.S. Affordable Care Act, beginning on January 1, 2013, the excise tax is imposed on all U.S. sales of certain medical devices.  The tax is 2.3% of the selling price of the taxable product, subject to certain exceptions.

Selling, general and administrative expenses for the three months ended September 30, 2013 were $2.6 million unchanged from the same quarter a year ago.  Legal expenses were approximately $36,000 higher than in the prior year and recruiting expenses were approximately $16,000 higher than in the prior year. These increases have been offset by a decrease in other expense accounts including a $30,000 decrease in audit expenses, and an approximately $29,000 decrease in outside engineering consulting charges.

               Loss from operations was $861,636 for the three months ended September 30, 2013 compared to loss from operations of $659,600 for the three months ended September 30, 2012.

               Allied had a loss before benefit from income taxes in the first quarter of fiscal 2014 of $868,469 compared to a loss before benefit from income taxes in the first quarter of fiscal 2013 of $662,955.  The Company recorded a tax benefit of $277,910 for the three months ended September 30, 2013 compared to a tax benefit of $251,923 for the three months ended September 30, 2012. As previously disclosed in the Company’s annual report on Form 10-K for the 2013 fiscal year, the Company’s deferred tax assets has been based on the reversal of existing temporary deferred tax liabilities and tax planning strategies. In the quarter ended September 30, 2013 the Company’s cumulative losses have exceeded the value of the deferred tax assets and a valuation allowance of approximately $31,000 has been established. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses would be reduced by a valuation allowance.

Net loss for the first quarter of fiscal 2014 was $590,559 or $0.07 per basic and diluted share compared to net loss of $411,032 or $0.05 per basic and diluted share for the first quarter of fiscal 2013.  The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first quarters of fiscal 2014 and 2013 were 8,027,147 and 8,124,386, respectively.

Liquidity and Capital Resources

The Company believes that available resources, including availability under a credit facility described below, are sufficient to meet operating requirements in the coming year.

The Company’s working capital was $12.9 million at September 30, 2013 compared to $13.7 million at June 30, 2013.  The decrease in working capital was primarily a result of accounts receivable which decreased by $0.6 million largely due to a decrease in sales.  Accounts receivable as measured in days of sales outstanding (“DSO”) was 40 DSO at September 30, 2013; up from 39 DSO at June 30, 2013.  Accounts Payable increased by approximately $0.4 million, and Accrued Liabilities increased by approximately $0.3 million, primarily as a result of the timing of payrolls.   In addition cash and cash equivalents decreased by $0.6 million.  At September 30, 2013 these decreases in working capital were offset by an increase in inventory of $0.9 million and an increase in other current assets of $0.2 million.  The increase in other current assets is a result of prepayment of the Company’s insurance premiums for the fiscal year.

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

Advances under the Credit Facility will be made pursuant to a Revolving Credit Note executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to the 30-day LIBOR rate plus 3.50%.  Advances may be prepaid in whole or in part without premium or penalty.  The 30-day LIBOR rate was 0.18% on September 30, 2013.

At September 30, 2013 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

In the event that economic conditions were to severely worsen for a protracted period of time, we believe that we will have borrowing capacity under credit facilities that will provide sufficient financial flexibility.  The Company would have options available, including postponing capital expenditures, to ensure liquidity in addition to increased borrowing.

Inflation has not had a material effect on the Company’s business or results of operations during the first quarter of fiscal 2014.

Litigation and Contingencies

The Company becomes, from time to time, a party to personal injury litigation arising out of incidents involving the use of its products. The Company believes that any potential judgments resulting from these claims over its self-insured retention will be covered by the Company’s product liability insurance.  The Company is also currently a defendant in a patent infringement claim brought by Dräger Medical GmbH and its affiliates related to certain models of the Company’s Litholyme and Carbolyme single-use carbon dioxide absorption cartridges. See Part II, Item 1 – Legal Proceedings, below, for more information concerning litigation.

Critical Accounting Policies

The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect the Company’s reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

Recently Issued Accounting Guidance

See Note 1 – Summary of Significant Accounting and Reporting Policies for more information on recent accounting pronouncements and their impact, if any, on the Company’s financial statements. Management believes there have been no material changes to our critical accounting policies.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

At September 30, 2013, the Company did not have any debt outstanding.  The revolving credit facility bears an interest rate using the 30-day LIBOR rate as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at September 30, 2013. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2013, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II.        OTHER INFORMATION
Item 1.  Legal Proceedings
Dräger Medical GmbH, Draeger Medical Systems, Inc. and Draeger Medical Inc. v. Allied Healthcare Products, Inc., filed in the United States District Court for the District of Delaware, Case No. 1:13-cv-01656-SLR. On or about October 4, 2013, Dräger Medical GmbH and certain affiliates (the “Dräger Plaintiffs”) filed a patent infringement lawsuit against Allied in the District of Delaware, asserting that Allied infringes United States Patent Nos. 7,487,776 and 8,286,633, both protecting particular combinations of carbon dioxide absorption cartridges and adapters which fit on anesthesia machines. The Dräger Plaintiffs assert that Allied’s sales of certain models of its Litholyme and Carbolyme single-use carbon dioxide absorption cartridges infringe both patents.  Allied has answered the Complaint, asserting invalidity of the patents, non-infringement, and implied license under the doctrine of permissive repair.

On October 25, 2013, the Dräger Plaintiffs filed a motion for preliminary injunction requesting that Allied be enjoined from selling certain models of its Litholyme and Carbolyme cartridges during the pendency of the litigation. The Court has set a hearing date of January 17, 2014 on the motion for preliminary injunction.

The Company cannot estimate a possible loss or range of loss for this matter because damages claimed by the Dräger Plaintiffs have not been specified and the proceedings are in early stages.  The Company intends to vigorously contest the motion for preliminary injunction and defend against the litigation brought by the Dräger Plaintiffs and pursue counterclaims for invalidity, non-infringement, and implied license.

Item 6.        Exhibits

(a)	Exhibits:

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

32.2	Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

99.1	Press Release dated November 13, 2013 announcing third quarter earnings*

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, is formatted in XBRL interactive data files: (i) Statement of Operations for the three months ended September 30, 2013 and 2012; (ii) Balance Sheet at September 30, 2013 and June 30, 2013; (iii) Statement of Cash Flows for the three months ended September 30, 2013 and 2012; and (iv) Notes to Financial Statements.

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

Date: November 13, 2013

