Form 10-Q
period 2013-12-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2014-02-13
CIK 874710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended December 31, 2013

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to

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
Yes   ☐   No   ☒

The number of shares of common stock outstanding at January 31, 2014 is 8,027,147 shares.

INDEX
			Page Number
Part I –	Financial Information
	Item 1.	Financial Statements Statement of Operations - Three and six months ended December 31, 2013 and 2012 (Unaudited)	3

		Balance Sheet - December 31, 2013 (Unaudited) and June 30, 2013	4 - 5

		Statement of Cash Flows - Six months ended December 31, 2013 and 2012 (Unaudited)	6

		Notes to Financial Statements	7 – 11

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 – 16

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	17

	Item 4.	Controls and Procedures	17

Part II -	Other Information

	Item 1.	Legal Proceedings	17-18

	Item 6.	Exhibits	18

		Signature	19

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

 PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012

Net sales	$8,749,406	$9,921,422	$17,457,703	$19,208,513
Cost of sales	6,805,156	7,815,489	13,752,887	15,123,605
Gross profit	1,944,250	2,105,933	3,704,816	4,084,908

Selling, general and administrative expenses	2,835,881	2,857,065	5,458,082	5,495,640
Loss from operations	(891,631)	(751,132)	(1,753,266)	(1,410,732)

Other (income) expenses:
Interest income	(1,476)	(2,821)	(3,366)	(7,047)
Other, net	8,761	7,645	17,484	15,226
	7,285	4,824	14,118	8,179

Loss before benefit from income taxes	(898,916)	(755,956)	(1,767,384)	(1,418,911)
Benefit from income taxes	-	(287,263)	(277,910)	(539,186)
Net loss	$(898,916)	$(468,693)	$(1,489,474)	$(879,725)

Basic loss per share	$(0.11)	$(0.06)	$(0.19)	$(0.11)

Diluted loss per share	$(0.11)	$(0.06)	$(0.19)	$(0.11)

Weighted average shares outstanding - basic	8,027,147	8,100,593	8,027,147	8,112,490

Weighted average shares outstanding - diluted	8,027,147	8,100,593	8,027,147	8,112,490

See accompanying Notes to Financial Statements.

 ALLIED HEALTHCARE PRODUCTS, INC.
BALANCE SHEET
ASSETS

	(Unaudited)
	December 31,	June 30,
	2013	2013

Current assets:
Cash and cash equivalents	$2,284,033	$3,687,919
Accounts receivable, net of allowances of $170,000	3,495,758	4,221,970
Inventories, net	10,463,928	9,338,343
Income tax receivable	39,535	36,766
Other current assets	596,326	420,978

Total current assets	16,879,580	17,705,976

Property, plant and equipment, net	9,386,497	9,722,344
Deferred income taxes	1,942,979	1,667,699
Other assets, net	214,937	242,712

Total assets	$28,423,993	$29,338,731

See accompanying Notes to Financial Statements.

(CONTINUED)

 ALLIED HEALTHCARE PRODUCTS, INC.
BALANCE SHEET
(CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	December 31,	June 30,
	2013	2013

Current liabilities:
Accounts payable	$1,691,280	$1,317,202
Other accrued liabilities	2,057,954	1,861,241
Deferred income taxes	842,909	845,539
Total current liabilities	4,592,143	4,023,982

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,427,878 shares issued at December 31, 2013 and June 30, 2013; 8,027,147 shares outstanding at December 31, 2013 and June 30, 2013	104,279	104,279
Additional paid-in capital	48,591,574	48,584,999
Accumulated deficit	(3,883,215)	(2,393,741)
Less treasury stock, at cost; 2,400,731 shares at December 31, 2013 and June 30, 2013, respectively	(20,980,788)	(20,980,788)
Total stockholders' equity	23,831,850	25,314,749
Total liabilities and stockholders' equity	$28,423,993	$29,338,731

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)
	Six months ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,489,474)	$(879,725)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Depreciation and amortization	616,064	650,379
Stock based compensation	6,575	22,428
Provision for doubtful accounts and sales returns and allowances	6,123	17,054
Deferred taxes	(277,910)	(8,971)

Changes in operating assets and liabilities:
Accounts receivable	720,089	1,274,952
Inventories	(1,125,585)	(48,358)
Income tax receivable	(2,769)	(537,664)
Other current assets	(175,348)	(189,405)
Accounts payable	374,078	(103,263)
Deferred revenue	-	(114,700)
Other accrued liabilities	196,713	106,246
Net cash (used in) provided by operating activities	(1,151,444)	188,973

Cash flows from investing activities:
Capital expenditures	(252,442)	(646,233)
Net cash used in investing activities	(252,442)	(646,233)

Cash flows from financing activities:
Purchases of treasury stock	-	(240,952)
Net cash used in financing activities	-	(240,952)

Net decrease in cash and cash equivalents	(1,403,886)	(698,212)
Cash and cash equivalents at beginning of period	3,687,919	5,284,543
Cash and cash equivalents at end of period	$2,284,033	$4,586,331

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

2.  Inventories

Inventories are comprised as follows:

	December 31, 2013	June 30, 2013

Work-in progress	$596,718	$663,100
Component parts	8,071,170	7,530,506
Finished goods	3,095,098	2,457,337
Reserve for obsolete and excess inventory	(1,299,058)	(1,312,600)
	$10,463,928	$9,338,343

3.  Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period.  Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic and diluted shares outstanding for the three months ended December 31, 2013 and 2012 were 8,027,147 and 8,100,593, respectively.  The number of basic and diluted shares outstanding for the six months ended December 31, 2013 and 2012 was 8,027,147 and 8,112,490, respectively.

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

The Company has recognized the costs and associated liabilities only for those investigations, claims and legal proceedings for which, in its view, it is probable that liabilities have been incurred and the related amounts are estimable.  Based upon information currently available, management believes that existing accrued liabilities are sufficient and that it is not reasonably possible at this time that additional liabilities will result from the resolution of these matters that would have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Stuyvesant Falls Power Litigation. The Company is currently involved in litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”) and other parties, which provides electrical power to the Company’s facility in Stuyvesant Falls, New York.  In fiscal year 2011, Niagara began sending invoices to the Company for electricity used at the Company’s Stuyvesant Falls plant.  The Company maintains in its defense of the lawsuit that it is entitled to a certain amount of free electricity based on covenants running with the land which have been honored for more than a century.  Niagara’s attempts to collect such invoices were stopped in December 2010 by a temporary restraining order, although a court has not yet ruled on the merits of all of Niagara’s claims.  Among other things, Niagara seeks as damages the value of electricity received by the Company without charge. While the total value of electricity at issue in the litigation is not known with certainty, Niagara alleges in its second amended complaint damages of approximately $469,000 in free electricity from 2003 through February 2012. In addition, Niagara invoiced the Company approximately $68,000 for electricity provided between February 2012 and November 2012. Niagara has not submitted invoices to the Company since November 2012. As of December 31, 2013, the Company has not recorded a provision for this matter as management intends to vigorously defend this litigation and believes it is not probable that the Company will be required to pay for electricity as Niagara claims. Additionally, the Company believes that any liability it may incur should it not prevail in the litigation would not have a material adverse effect on its financial condition, its result of operations, or its cash flows.

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

On October 25, 2013, the Dräger Plaintiffs filed a motion for preliminary injunction requesting that the Company be enjoined from selling certain models of its Litholyme and Carbolyme cartridges during the pendency of the litigation. A hearing on the motion for preliminary injunction was held on February 7, 2014. The parties are waiting for the court’s order in response to the parties’ motions.

As of December 31, 2013, the Company has not recorded a provision for this matter because the Company cannot estimate a possible loss or range of loss for this matter because the Dräger Plaintiffs have not specified damages claimed and the proceedings are in the early stages.  The Company intends to vigorously contest the motion for preliminary injunction and defend against the litigation brought by the Dräger Plaintiffs and pursue counterclaims for invalidity, non-infringement, and implied license.

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

The 30-day LIBOR rate was 0.17% on December 31, 2013.

At December 31, 2013 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the covenants associated with the Credit Facility at December 31, 2013.

6.  Baralyme® Agreement

A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories (“Abbott”), with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Three Months ended		Six Months ended
	December 31,		December 31,
	2013	2012	2013	2012

Beginning balance	$-	$-	$-	$114,700

Revenue recognized as net sales	0	0	0	(114,700)
	0	0	0	0
Less - Current portion of deferred revenue	0	0	0	0
	$0	$0	$0	$0

7.  Share Repurchases

On November 21, 2012 the Company’s Board of Directors approved the purchase of up to 100,000 shares of the Company’s common stock.  This authority terminated on February 19th, 2013.  Pursuant to this authorization, the Company repurchased 94,139 shares of stock at an average price of $2.54 for an aggregate total purchase price of $240,952.

On February 25, 2013 the Company’s Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock for a period of 90 days. Unless terminated by the Board, the repurchase authority renews for successive 90 day periods. Repurchases may be made in the open market or in privately negotiated transactions, with the timing and terms of such transaction at the discretion of the Chairman of the Board.  The repurchase authority may be terminated by the Board at any time and without notice.  Pursuant to this authorization, the Company repurchased a total of 3,100 shares in the third quarter of fiscal 2013 at an average price of $2.69 per share for an aggregate total purchase price of $8,408.

8.  Income Taxes

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  The company has relied on the reversal of existing temporary deferred tax liabilities and tax planning strategies to support the value of its deferred tax assets.  In the quarter ended September 30, 2013 the company’s cumulative losses have exceeded the value available through those strategies and a valuation allowance of approximately $31,000 was established.  In the quarter ended December 31, 2013 the Company recorded an additional valuation allowance of approximately $324,000.  To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be subject to a valuation allowance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended December 31, 2013 compared to three months ended December 31, 2012

Allied had net sales of $8.7 million for the three months ended December 31, 2013, down $1.2 million from net sales of $9.9 million in the prior year same quarter. Domestic sales were down 6.4% while international sales, which represented 26.9% of second quarter sales, were down 23.9% from the prior year same quarter.

Orders for the Company’s products for the three months ended December 31, 2013 of $9.2 million were $0.1 million or 1.1% lower than orders for the prior year same quarter of $9.3 million.  Domestic orders are down 1.3% over the prior year same quarter while international orders, which represented 26.8% of second quarter orders, were 0.7% lower than orders for the prior year same quarter.  The Company continues to believe that the purchase of equipment and durable goods and the purchase of equipment by hospitals and municipalities have been cut to meet budgets and conserve cash due to the slow recovery of the economy since the recession in 2008 and uncertainty regarding the impact of the Affordable Care Act.  Orders and sales remain below pre-recession levels.  The decrease in orders for the three months ended December 31, 2013 from the prior year was primarily due to continued weakness in the Emergency market.  Emergency services are funded largely by local governments which have been operating under severe budget constraints.

Gross profit for the three months ended December 31, 2013 was $1.9 million, or 22.2% of net sales, compared to $2.1 million, or 21.2% of net sales, for the three months ended December 31, 2012. The $0.2 million reduction in gross profit is primarily attributable to the decrease in sales. In addition, gross profit for the three months ended December 31, 2013 was also negatively impacted by approximately $67,000 as a result of the Medical Device Excise Tax imposed by the Affordable Care Act, beginning on January 1, 2013. The excise tax is imposed on all U.S. sales of certain medical devices.  The tax is 2.3% of the selling price of the taxable product, subject to certain exceptions.

Selling, general and administrative expenses for the three months ended December 31, 2013 were $2.8 million compared to selling, general and administrative expenses of $2.9 million for the three months ended December 31, 2012.  Legal expenses are approximately $255,000 higher than in the prior year and recruiting expenses are approximately $24,000 higher than in the prior year.  These increases have been offset by decreases in other expense accounts including a $173,000 decrease in salaries and benefits, $46,000 reduction in outside consultants, and a $43,000 reduction in telephone expenses resulting from a change in telephone service provider.

Loss from operations was $891,631 for the three months ended December 31, 2013 compared to loss from operations of $751,132 for the three months ended December 31, 2012.

Allied had a loss before benefit from income taxes in the second quarter of fiscal 2014 of $898,916 compared to loss before benefit from income taxes in the second quarter of fiscal 2013 of $755,956.  The Company recorded a tax benefit of $0 for the three months ended December 31, 2013 compared to a tax benefit of $287,263 for the three months ended December 31, 2012. As previously disclosed in the Company’s annual report on Form 10-K for the 2013 fiscal year, the Company’s deferred tax assets have been based on the reversal of existing temporary deferred tax liabilities and tax planning strategies. In the quarter ended September 30, 2013 the Company’s cumulative losses exceeded the value of the deferred tax assets and the Company began recording a valuation allowance for losses in excess of the supportable values. In the quarter ended December 31, 2013 a valuation allowance of approximately $324,000 was recorded.  To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be reduced by a valuation allowance.

Net loss for the second quarter of fiscal 2014 was $898,916 or $0.11 per basic and diluted share compared to net loss of $468,693 or $0.06 per basic and diluted share for the second quarter of fiscal 2013.  The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the second quarters of fiscal 2014 and 2013 were 8,027,147 and 8,100,593, respectively.

Six months ended December 31, 2013 compared to six months ended December 31, 2012

Allied had net sales of $17.5 million for the six months ended December 31, 2013, down $1.7 million, or 8.9% from net sales of $19.2 million in the prior year same period resulting from lower order levels and a decrease in customer orders released for shipment. Domestic sales were down 6.3% from the prior year same period while international sales were down 16.7% from the prior year same period.  International business represented 24.9% of sales for the first six months of fiscal 2014.

Sales for the six months ended December 31, 2013 and 2012 included $0 and $114,700 respectively for the recognition of income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Income from the agreement was recognized at $57,350 per month until the expiration of the agreement in August 2012.  Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®, as well as Litholyme®, a new premium carbon dioxide absorbent. The Company ceased the sale of Baralyme® on August 27, 2004.

Orders for the Company’s products for the six months ended December 31, 2013 of $18.0 million were $0.9 million or 4.8% lower than orders for the prior year same period of $18.9 million.  Domestic orders are down 2.1% over the prior year same period while international orders, which represented 25.5% of orders for the first six months of fiscal 2014, were 11.2% lower than orders for the prior year same period.  The drop in domestic orders is primarily in the Hospital and Emergency markets.  Ambulance services are funded by local governments which have been operating under severe budget constraints.  The Company believes that this has negatively impacted orders and sales to this market over the past several years, and in the first six months of 2014.  The Company also believes that as a result of the Affordable Healthcare Act, hospitals have tightened purchases further.    The Company believes that the decrease in international orders and sales reflects fluctuation in international demand and order levels, and a reduction in governmental medical expenditures in several countries including Venezuela and Russia.  The Company does not believe this decrease indicates a drop in market share.

Gross profit for the six months ended December 31, 2013 was $3.7 million, or 21.1% of net sales, compared to $4.1 million, or 21.4% of net sales, for the six months ended December 31, 2012.  The decrease in gross profit is primarily the result of lower sales levels, and the decrease in income recognized from the agreement with Abbott Laboratories in the prior year.   Gross profit, as a percentage of sales, was negatively impacted by the $114,700 reduction in payments resulting from the Abbott agreement recognized in sales and income. Gross profit for the six months ended December 31, 2013 was also negatively impacted by approximately $138,000 as a result of the Medical Device Excise Tax imposed by the Affordable Care Act, beginning on January 1, 2013. The tax is 2.3% of the selling price of the taxable product, subject to certain exceptions.

Selling, general and administrative expenses for the six months ended December 31, 2013 were $5.5 million compared to selling, general and administrative expenses of $5.5 million for the six months ended December 31, 2012.  Legal expenses are approximately $291,000 higher than in the prior year and recruiting expenses are approximately $41,000 higher than in the prior year.  These increases have been offset by decreases in other expense accounts including a $173,000 decrease in salaries and benefits, $75,000 reduction in outside services and a $58,000 reduction in telephone expenses as a result of a change in telephone service providers.

Loss from operations was $1.8 million for the six months ended December 31, 2013 compared to loss from operations of $1.4 million for the six months ended December 31, 2012.  Allied had loss before benefit from income taxes in the first six months of fiscal 2014 of $1.8 million, compared to loss before benefit from income taxes in the first six months of fiscal 2013 of $1.4 million.  The Company recorded a tax benefit of $277,910 for the six months ended December 31, 2013 compared to a tax benefit of $539,186 for the six months ended December 31, 2012. As previously disclosed in the Company’s annual report on Form 10-K for the 2013 fiscal year, the Company’s deferred tax assets have been based on the reversal of existing temporary deferred tax liabilities and tax planning strategies. In the six months ended December 31, 2013 the Company’s cumulative losses have exceeded the value of the deferred tax assets and a valuation allowance of approximately $355,000 has been established.  To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses would be reduced by a valuation allowance.

Net loss for the six months ended December 31, 2013 was $1,489,474 or $0.19 per basic and diluted share compared to net loss of $879,725 or $0.11 per basic and diluted share for the first six months of fiscal 2013.  The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first six months of fiscal 2014 and 2013 were 8,027,147 and 8,112,490, respectively

Liquidity and Capital Resources

The Company believes that available resources, including availability under a credit facility described below, are sufficient to meet short term operating requirements.

The Company’s working capital was $12.3 million at December 31, 2013 compared to $13.7 million at June 30, 2013.  The decrease in working capital was primarily a result of cash and cash equivalents decreasing by $1.4 million largely due to the decrease in sales and resulting net loss.  Accounts receivable as measured in days of sales outstanding (“DSO”) was 38 DSO at December 31, 2013; down from 39 DSO at June 30, 2013. In addition accounts receivable decreased by $0.7 million as a result of lower sales.  At December 31, 2013 these decreases in working capital were offset by an increase in inventory of $1.1 million as a result of the decrease in sales demand and an increase in other current assets of $0.2 million.  The increase in other current assets is a result of prepayment of the Company’s insurance premiums for the fiscal year.

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

Advances under the Credit Facility will be made pursuant to a Revolving Credit Note executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to the 30-day LIBOR rate plus 3.50%.  Advances may be prepaid in whole or in part without premium or penalty.  The 30-day LIBOR rate was 0.17% on December 31, 2013.

At December 31, 2013 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

In the event that economic conditions were to severely worsen for a protracted period of time, we believe that we will have borrowing capacity under credit facilities that will provide sufficient financial flexibility.  The Company would have options available, including postponing capital expenditures, to ensure liquidity in addition to increased borrowing.

Inflation has not had a material effect on the Company’s business or results of operations during the first six months of fiscal 2014.

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

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

At December 31, 2013, the Company did not have any debt outstanding.  The revolving credit facility bears an interest rate using the 30-day LIBOR rate as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at December 31, 2013.  The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2013, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

On October 25, 2013, the Dräger Plaintiffs filed a motion for preliminary injunction requesting that Allied be enjoined from selling certain models of its Litholyme and Carbolyme cartridges during the pendency of the litigation. A hearing on the motion for preliminary injunction occurred on February 7, 2014. The parties are waiting for the court’s order in response to the parties motions.

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

31.1 Certification of Chief Executive Officer (filed herewith)

31.2  Certification of Chief Financial Officer (filed herewith)

32.1  Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

32.2  Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

99.1 Press Release dated February 13, 2014 announcing second quarter earnings*

101.INS XBRL Instance Document**

101.SCH XBRL Taxonomy Extension Schema Document**

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB XBRL Taxonomy Extension Label Linkbase Document**

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document**

*Notwithstanding any incorporation of this Quarterly Report on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.

**Filed herewith as Exhibit 101 are the following materials formatted in XBRL: (i) Statement of Operations, (ii) Balance Sheet, (iii) Statement of Cash Flows and (iv) Notes to Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED HEALTHCARE PRODUCTS, INC.

/s/ Daniel C. Dunn
Daniel C. Dunn Chief Financial Officer

Date: February 13, 2014

