Form 10-Q
period 2014-03-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2014-05-13
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☒

The number of shares of common stock outstanding at April 30, 2014 is 8,027,147 shares.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013

Net sales	$9,115,786	$9,210,369	$26,573,489	$28,418,882
Cost of sales	7,367,731	7,530,816	21,120,617	22,654,421
Gross profit	1,748,055	1,679,553	5,452,872	5,764,461

Selling, general and
administrative expenses	2,708,270	2,639,976	8,166,352	8,135,616
Loss from operations	(960,215)	(960,423)	(2,713,480)	(2,371,155)

Other (income) expenses:
Interest income	(689)	(2,500)	(4,055)	(9,547)
Other, net	9,187	(507,792)	26,671	(492,566)
	8,498	(510,292)	22,616	(502,113)

Loss before benefit from income taxes	(968,713)	(450,131)	(2,736,096)	(1,869,042)
Benefit from income taxes	-	(171,050)	(277,910)	(710,236)
Net loss	($968,713)	($279,081)	($2,458,186)	($1,158,806)

Basic loss per share	($0.12)	($0.03)	($0.31)	($0.14)

Diluted loss per share	($0.12)	($0.03)	($0.31)	($0.14)

Weighted average shares outstanding - basic	8,027,147	8,029,076	8,027,147	8,085,091

Weighted average shares outstanding - diluted	8,027,147	8,029,076	8,027,147	8,085,091

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	March 31,	June 30,
	2014	2013

Current assets:
Cash and cash equivalents	$1,529,312	$3,687,919
Accounts receivable, net of allowances
of $170,000	3,872,894	4,221,970
Inventories, net	10,292,576	9,338,343
Income tax receivable	39,070	36,766
Other current assets	461,972	420,978

Total current assets	16,195,824	17,705,976

Property, plant and equipment, net	9,196,386	9,722,344
Deferred income taxes	1,942,368	1,667,699
Other assets, net	201,050	242,712

Total assets	$27,535,628	$29,338,731

See accompanying Notes to Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	March 31,	June 30,
	2014	2013

Current liabilities:
Accounts payable	$1,867,404	$1,317,202
Other accrued liabilities	1,961,260	1,861,241
Deferred income taxes	842,298	845,539
Total current liabilities	4,670,962	4,023,982

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,427,878 shares issued at March 31, 2014 and June 30, 2013; 8,027,147 shares outstanding at March 31, 2014 and June 30, 2013	104,279	104,279
Additional paid-in capital	48,593,102	48,584,999
Accumulated deficit	(4,851,927)	(2,393,741)
Less treasury stock, at cost; 2,400,731 shares at
March 31, 2014 and June 30, 2013, respectively	(20,980,788)	(20,980,788)
Total stockholders' equity	22,864,666	25,314,749
Total liabilities and stockholders' equity	$27,535,628	$29,338,731

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net loss	($2,458,186)	($1,158,806)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Depreciation and amortization	946,837	991,768
Stock based compensation	8,103	33,232
Provision for doubtful accounts and sales
returns and allowances	6,994	15,394
Deferred taxes	(277,910)	(757,361)

Changes in operating assets and liabilities:
Accounts receivable	342,082	1,393,485
Inventories	(954,233)	275,942
Income tax receivable	(2,304)	46,042
Other current assets	(40,994)	(99,683)
Accounts payable	550,202	(484,071)
Deferred revenue	-	(114,700)
Other accrued liabilities	100,020	47,799
Net cash (used in) provided by operating activities	(1,779,389)	189,041

Cash flows from investing activities:
Capital expenditures	(379,218)	(896,816)
Net cash used in investing activities	(379,218)	(896,816)

Cash flows from financing activities:
Purchases of treasury stock	-	(249,360)
Net cash used in financing activities	-	(249,360)

Net decrease in cash and cash equivalents	(2,158,607)	(957,135)
Cash and cash equivalents at beginning of period	3,687,919	5,284,543
Cash and cash equivalents at end of period	$1,529,312	$4,327,408

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

2. Inventories

Inventories are comprised as follows:

	March 31, 2014	June 30, 2013

Work-in progress	$683,789	$663,100
Component parts	7,954,805	7,530,506
Finished goods	2,941,342	2,457,337
Reserve for obsolete and excess
inventory	(1,287,360)	(1,312,600)
	$10,292,576	$9,338,343

3. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic and diluted shares outstanding for the three months ended March 31, 2014 and 2013 were 8,027,147 and 8,029,076, respectively. The number of basic and diluted shares outstanding for the nine months ended March 31, 2014 and 2013 was 8,027,147 and 8,085,091, respectively.

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

Stuyvesant Falls Power Litigation. The Company is currently involved in litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”) and other parties, which provides electrical power to the Company’s facility in Stuyvesant Falls, New York. In fiscal year 2011, Niagara began sending invoices to the Company for electricity used at the Company’s Stuyvesant Falls plant. The Company maintains in its defense of the lawsuit that it is entitled to a certain amount of free electricity based on covenants running with the land which have been honored for more than a century. Niagara’s attempts to collect such invoices were stopped in December 2010 by a temporary restraining order, although a court has not yet ruled on the merits of all of Niagara’s claims. Among other things, Niagara seeks as damages the value of electricity received by the Company without charge. While the total value of electricity at issue in the litigation is not known with certainty, Niagara alleges in its Motion for Summary Judgment, filed on March 14, 2014, damages of approximately $492,000 in free electricity since May 2010. Alternatively, Niagara asserts that, in the event that the power covenant is still enforceable, the Company is responsible for delivery fees relating to any free power to which it is entitled. The Company filed its own motion for summary judgment on March 14, 2014 seeking dismissal of Niagara’s claims. Oral arguments on the parties’ motions for summary judgment are set for June 13, 2014. As of March 31, 2014, the Company has not recorded a provision for this matter as management intends to vigorously defend this litigation and believes it is not probable that the Company will be required to pay for electricity as Niagara claims. Additionally, the Company believes that any liability it may incur should it not prevail in the litigation would not have a material adverse effect on its financial condition, its result of operations, or its cash flows.

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

On October 25, 2013, the Dräger Plaintiffs filed a motion for preliminary injunction requesting that the Company be enjoined from selling certain models of its Litholyme and Carbolyme cartridges during the pendency of the litigation. A hearing on the motion for preliminary injunction was held on February 7, 2014. On March 24, 2014, the Court ruled in Allied’s favor and denied Dräger’s motion for a preliminary injunction, stating among other things that Dräger had not carried its burden of showing that Allied had infringed Dräger’s patents.

As of March 31, 2014, the Company has not recorded a provision for this matter because the Company cannot estimate a possible loss or range of loss for this matter because the Dräger Plaintiffs have not specified damages claimed and the proceedings are in the early stages. The Company intends to defend against any further litigation brought by the Dräger Plaintiffs and pursue counterclaims for invalidity, non-infringement, and implied license.

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

The 30-day LIBOR rate was 0.15% on March 31, 2014.

At March 31, 2014 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the covenants associated with the Credit Facility at March 31, 2014.

6. Baralyme® Agreement

A reconciliation of deferred revenue resulting from the agreement with Abbott Laboratories (“Abbott”), with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Three Months ended		Nine Months ended
	March 31,		March 31,
	2014	2013	2014	2013

Beginning balance	$-	$-	$-	$114,700

Revenue recognized as net sales	0	0	0	(114,700)
	0	0	0	0

Less - Current portion of deferred revenue	0	0	0	0
	$0	$0	$0	$0

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

8. Income Taxes

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  The company has relied on the reversal of existing temporary deferred tax liabilities and tax planning strategies to support the value of its deferred tax assets.  In the quarter ended September 30, 2013 the company’s cumulative losses exceeded the value available through those strategies and a valuation allowance was established.  In the quarter ended March 31, 2014 the Company recorded the tax benefit of losses incurred during the current quarter in the amount of approximately $361,000.  As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of approximately $361,000 was also recorded. The total valuation allowance recorded by the Company as of March 31, 2014 was approximately $716,000.  To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be subject to a valuation allowance.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Allied had net sales of $9.1 million for the three months ended March 31, 2014, down $0.1 million from net sales of $9.2 million in the prior year same quarter. Domestic sales were down 9.2% while international sales, which represented 28.5% of third quarter sales, were up 27.9% from the prior year same quarter.

Orders for the Company’s products for the three months ended March 31, 2014 of $8.8 million were $0.3 million or 3.3% lower than orders for the prior year same quarter of $9.1 million. Domestic orders are down 11.8% over the prior year same quarter while international orders, which represented 26.3% of third quarter orders, were 32.1% higher than orders for the prior year same quarter. The decrease in orders for the three months ended March 31, 2014 from the prior year was primarily due to lower activity levels and orders in the Construction market. The Company continues to believe that the purchase of equipment and durable goods and the purchase of equipment by hospitals and municipalities have been cut to meet budgets and conserve cash due to the slow recovery of the economy since the recession in 2008 and uncertainty regarding the impact of the Affordable Care Act. Orders and sales remain below pre-recession levels.

Gross profit for the three months ended March 31, 2014 was $1.7 million, or 18.7% of net sales, compared to $1.7 million, or 18.5% of net sales, for the three months ended March 31, 2013.

Selling, general and administrative expenses for the three months ended March 31, 2014 were $2.7 million compared to selling, general and administrative expenses of $2.6 million for the three months ended March 31, 2013. Legal expenses are approximately $365,000 higher than in the prior year. This increase has been offset by decreases in other expense accounts including a $148,000 decrease in salaries and benefits and a $39,000 reduction in outside consultants.

Loss from operations was $960,215 for the three months ended March 31, 2014 compared to loss from operations of $960,423 for the three months ended March 31, 2013. Other income and expenses for the three months ended March 31, 2013 include approximately $516,000 of income to the Company as a result of the demutualization of the Company’s product liability insurer. This income was a one-time event.

Allied had a loss before benefit from income taxes in the third quarter of fiscal 2014 of $968,713 compared to loss before benefit from income taxes in the third quarter of fiscal 2013 of $450,131.  The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the three months ended March 31, 2014 compared to a tax benefit of $171,050 for the three months ended March 31, 2013. As previously disclosed in the Company’s annual report on Form 10-K for the 2013 fiscal year, the realization of the Company’s deferred tax assets have been based on the reversal of existing temporary deferred tax liabilities and tax planning strategies. In the quarter ended September 30, 2013 the Company’s tax benefit of cumulative losses exceeded the supportable value of the deferred tax assets and the Company began recording a valuation allowance for losses in excess of the supportable values. In the quarter ended March 31, 2014 the tax benefit of losses in the amount of approximately $361,000 was offset by a valuation allowance of approximately $361,000.  To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the third quarter of fiscal 2014 was $968,713 or $0.12 per basic and diluted share compared to net loss of $279,081 or $0.03 per basic and diluted share for the third quarter of fiscal 2013. Net loss for the 2013 period includes the one-time payment related to the demutualization of the Company’s product liability insurer. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the third quarters of fiscal 2014 and 2013 were 8,027,147 and 8,029,076, respectively.

Nine months ended March 31, 2014 compared to nine months ended March 31, 2013

Allied had net sales of $26.6 million for the nine months ended March 31, 2014, down $1.8 million, or 6.3% from net sales of $28.4 million in the prior year same period resulting from lower order levels and a decrease in customer orders released for shipment. Domestic sales were down 7.3% from the prior year same period while international sales were down 4.2% from the prior year same period. International business represented 26.1% of sales for the first nine months of fiscal 2014.

Sales for the nine months ended March 31, 2014 and 2013 included $0 and $114,700 respectively for the recognition of income of payments resulting from the agreement with Abbott Laboratories to cease the production and distribution of Baralyme®. Income from the agreement was recognized at $57,350 per month until the expiration of the agreement in August 2012. Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®, as well as Litholyme®, a new premium carbon dioxide absorbent. The Company ceased the sale of Baralyme® on August 27, 2004.

Orders for the Company’s products for the nine months ended March 31, 2014 of $26.9 million were $1.1 million or 3.9% lower than orders for the prior year same period of $28.0 million. Domestic orders are down 5.5% over the prior year same period while international orders, which represented 25.8% of orders for the first nine months of fiscal 2014, were 0.2% lower than orders for the prior year same period. The drop in domestic orders is primarily in the Hospital and Emergency markets. Ambulance services are funded by local governments which have been operating under severe budget constraints. The Company believes that this has negatively impacted orders and sales to this market over the past several years, and in the first nine months of 2014. The Company also believes that as a result of the Affordable Healthcare Act, hospitals have tightened purchases further. The Company believes that international orders and sales reflects reductions in governmental medical expenditures in several countries including Venezuela and Russia. The Company does not believe this decrease indicates a drop in market share.

Gross profit for the nine months ended March 31, 2014 was $5.5 million, or 20.7% of net sales, compared to $5.8 million, or 20.4% of net sales, for the nine months ended March 31, 2013. The decrease in gross profit is primarily the result of lower sales levels, and the decrease in income recognized from the agreement with Abbott Laboratories in the prior year. Gross profit, as a percentage of sales, was negatively impacted by the $114,700 reduction in payments resulting from the Abbott agreement recognized in sales and income. Gross profit for the nine months ended March 31, 2014 was also negatively impacted by an approximately $138,000 increase in Medical Excise Devise tax, as a result of the tax imposed by the Affordable Care Act beginning on January 1, 2013. The tax is 2.3% of the selling price of the taxable product, subject to certain exceptions.

Selling, general and administrative expenses for the nine months ended March 31, 2014 were $8.2 million compared to selling, general and administrative expenses of $8.1 million for the nine months ended March 31, 2013. Legal expenses are approximately $657,000 higher than in the prior year. This increase has been offset by decreases in other expense accounts including a $322,000 decrease in salaries and benefits, $114,000 reduction in outside services and a $72,000 reduction in telephone expenses as a result of a change in telephone service providers.

Loss from operations was $2.7 million for the nine months ended March 31, 2014 compared to loss from operations of $2.4 million for the nine months ended March 31, 2013. Other income and expenses for the nine months ended March 31, 2013 include approximately $516,000 of income to the Company as a result of the demutualization of the Company’s product liability insurer. This income was a one-time event.

Allied had loss before benefit from income taxes in the first nine months of fiscal 2014 of $2.7 million, compared to loss before benefit from income taxes in the first nine months of fiscal 2013 of $1.9 million.  The Company recorded a tax benefit of $277,910 for the nine months ended March 31, 2014 compared to a tax benefit of $710,236 for the nine months ended March 31, 2013. As previously disclosed in the Company’s annual report on Form 10-K for the 2013 fiscal year, the realization of the Company’s deferred tax assets have been based on the reversal of existing temporary deferred tax liabilities and tax planning strategies. In the nine months ended March 31, 2014 the Company’s tax benefit of cumulative losses have exceeded the supportable value of the deferred tax assets and a valuation allowance of approximately $716,000 has been established.  To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses would be fully offset by a valuation allowance.

Net loss for the nine months ended March 31, 2014 was $2,458,186 or $0.31 per basic and diluted share compared to net loss of $1,158,806 or $0.14 per basic and diluted share for the first nine months of fiscal 2013. Net loss for the 2013 period includes the one-time payment related to the demutualization of the Company’s product liability insurer. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first nine months of fiscal 2014 and 2013 were 8,027,147 and 8,085,091, respectively.

Liquidity and Capital Resources

The Company’s working capital was $11.5 million at March 31, 2014 compared to $13.7 million at June 30, 2013. The decrease in working capital was primarily a result of cash and cash equivalents decreasing by $2.2 million largely due to the decrease in sales and resulting net loss and an increase in accounts payable of $0.6 million. Accounts receivable as measured in days of sales outstanding (“DSO”) was 40 DSO at March 31, 2014; up from 39 DSO at June 30, 2013. In addition, accounts receivable decreased by $0.3 million as a result of lower sales. At March 31, 2014 these decreases in working capital were offset by an increase in inventory of $1.0 million as a result of the decrease in sales demand.

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

Any advances under the Credit Facility will be made pursuant to a Revolving Credit Note executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to the 30-day LIBOR rate plus 3.50%. Advances may be prepaid in whole or in part without premium or penalty. The 30-day LIBOR rate was 0.15% on March 31, 2014.

Management has implemented cost saving measures which it believes will reduce the Company’s usage of cash, including overhead reductions and deferral of non-essential capital expenditures, however there are no assurances that these measures will be successful. If these cost saving measures are not successful, the Company may need to borrow under the Credit Facility to fund its operations. The Credit Facility expires on November 11, 2014, at which time any outstanding borrowings would be due and payable, with interest. If the Company does not have sufficient cash to repay the outstanding principal and interest under the Credit Facility, it would be required to refinance the Credit Facility. While the Company believes that in such event it would have a sufficient borrowing base to secure the necessary financing, the Company could incur additional costs due to higher interest rates or fees. At March 31, 2014 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

At March 31, 2014, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the 30-day LIBOR rate as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at March 31, 2014. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2014, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

On October 25, 2013, the Dräger Plaintiffs filed a motion for preliminary injunction requesting that Allied be enjoined from selling certain models of its Litholyme and Carbolyme cartridges during the pendency of the litigation. A hearing on the motion for preliminary injunction occurred on February 7, 2014. The parties are waiting for the courts’ order in response to the parties motions. On March 24, 2014, the Court ruled in Allied’s favor and denied Dräger’s motion for a preliminary injunction, stating among other things that Dräger had not carried its burden of showing that Allied had infringed Dräger’s patents.

The Company cannot estimate a possible loss or range of loss for this matter because damages claimed by the Dräger Plaintiffs have not been specified and the proceedings are in early stages. The Company intends to defend against any further litigation brought by the Dräger Plaintiffs and pursue counterclaims for invalidity, non-infringement, and implied license.

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

Date: May 13, 2014

