Form 10-K
period 2014-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2014-09-26
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12 b-2). Yes ☐ No ☒

As of December 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $10,181,924.

As of September 5, 2014, there were 8,027,147 shares of common stock, $0.01 par value (the “Common Stock"), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be filed within 120 days after June 30, 2014 (portion) (Part III)

ALLIED HEALTHCARE PRODUCTS, INC.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION

REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are “forward-looking statements.” Words such as “believe,” “expect,” “intend,” “will,” “should,” and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, impacts of the U.S. Affordable Care Act and specific matters which relate directly to the Company’s operations and properties as discussed in Items 1, 1A, 3 and 7 of this Report. The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

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

Markets and Products

In fiscal 2014, respiratory care products, medical gas equipment and emergency medical products represented approximately 27%, 53% and 20%, respectively, of the Company’s net sales. In comparison, in fiscal 2013, respiratory care products, medical gas equipment and emergency medical products represented approximately 23%, 57%, and 20%, respectively, of the Company’s net sales. The Company operates in a single industry segment and its principal products are described in the following table:

Product	Description	Principal Brand Names	Primary Users

Respiratory Care Products
Respiratory Care/Anesthesia Products	Large volume compressors; ventilator calibrators; humidifiers and mist tents; and carbon dioxide absorbent	Timeter; Carbolime®; Lytholyme®	Hospitals and sub-acute facilities

Home Respiratory Care Products	O2 cylinders; pressure regulators; nebulizers; portable large volume compressors; portable suction equipment and disposable respiratory products	Timeter; B&F; Schuco	Patients at home

Medical Gas Equipment
Construction Products	In-wall medical gas system components; central station pumps and compressors and headwalls	Chemetron; Oxequip	Hospitals and sub-acute facilities

Regulation Devices	Flowmeters; vacuum regulators; pressure regulators and related products	Chemetron; Oxequip; Timeter	Hospitals and sub-acute facilities

Disposable Cylinders	Disposable oxygen and gas cylinders	Lif-O-Gen	First aid providers and specialty gas distributors

Suction Equipment	Portable suction equipment and disposable suction canisters	Gomco; Allied; Schuco	Hospitals, sub-acute facilities and homecare products

Emergency Medical Products
Respiratory/Resuscitation	Demand resuscitation valves; bag mask resuscitators; emergency transport ventilators, oxygen regulators, SurgeX - surge suppressing post valve, and mass casualty ventilation line	LSP; Omni-Tech	Emergency service providers

Trauma and Patient Handling Products	Spine immobilization products; pneumatic anti-shock garments, trauma burn kits and Xtra backboards	LSP	Emergency service providers

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

The Company’s transport and mass casualty ventilation line has been designed to meet the unique ventilation demands that affect everyday inter-hospital and intra-hospital transport scenarios, and amplify exponentially during a mass casualty event or pandemic.  Our ventilators for transport and mass casualty are rugged, easy to operate, and capable of providing reliable ventilation even in unpredictable environments and conditions.  Additionally, they are affordable to purchase and require little periodic maintenance, minimizing the cost of ownership over time.  Our newest ventilator, the AHP300, is a broad featured transport ventilator that carries the capabilities of critical care ventilators, but is offered at a fraction of the cost of ownership of other ventilators in its field. This value, combined with its rugged build and ease of use make it an attractive ventilator for pre-hospital and intra hospital transport, and an ideal ventilator for pandemic and mass casualty applications.

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

Sales and Marketing

Allied sells its products primarily to hospitals, hospital equipment dealers, hospital construction contractors, home health care dealers, emergency medical products dealers and others. The Company maintains a sales force of 16 sales professionals, all of whom are full-time employees of the Company.

The sales force includes seven domestic hospital, homecare and emergency specialists, three domestic construction specialists, and three international sales representatives. A total of three sales managers lead each of the sales groups. Two product managers are responsible for the marketing activities of our product lines.

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

The Company’s international specialists sell all Allied products within their territory. Allied’s net sales to foreign markets totaled 25% of total net sales in fiscal 2014, 24% in 2013 and 22% in 2012. International sales are made through a network of dealers, agents and U.S. exporters who distribute the Company’s products throughout the world. Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East.

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

Research and Development

Allied Healthcare Products’ research and development group is responsible for the development of new products. This group is staffed with mechanical and electrical engineers.

During fiscal year 2014 the research and development group completed the design and FDA review of the AHP300 and AHP300P ventilators.

The group is actively working on other products that were not released during the fiscal year 2014.

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

Patents, Trademarks and Proprietary Technology

The company owns and maintains domestic and foreign patents on several products it believes are useful to the business and provided the Company with an advantage over its competitors. During fiscal 2014 the company received a US patent on the EPV200 ventilator and is pursuing patents on the AHP300 ventilator. Several foreign patents were issued for the Litholyme® carbon dioxide absorbent product. The company continues to seek foreign patents on the EPV200 and AHP300 ventilators.

Patents which will expire in the period of 2014 to 2031 in the aggregate are believed to be of material importance in the operation of Allied’s business. Allied believes no single patent, except that related to Litholyme®, is material in relation to Allied’s future business as a whole. Although the expiration of an individual patent may lead to increased competition, other factors such as a competitors need to obtain regulatory approvals prior to marketing a competitive product and the nature of the market, may allow Allied to continue to have commercial advantages after the expiration of the patent.

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

Employees

At June 30, 2014, the Company had approximately 243 full-time employees. Approximately 148 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2015.

Executive Officers of the Registrant

This section provides information regarding the executive officers of the Company who are appointed by and serve at the pleasure of the Board of Directors:

Name	Age	Position

Earl R Refsland	71	Director, President and Chief Executive Officer (1)
Eldon P Rosentrater	60	Vice President of Administration & Corporate Planning (2)
Robert B Harris	57	Vice President of Operations (3)
Daniel C Dunn	54	Vice President of Finance, Chief Financial Officer, Secretary & Treasurer (4)

(1)	Mr. Refsland has been Director, President and Chief Executive Officer of the Company since September, 1999.

(2)	Mr. Rosentrater has been Vice President-Administration/Corporate Planning of the Company since March, 2003. He previously held the position of Vice President — Operations from October 1999 to 2003. Prior to that time, Mr. Rosentrater held the positions of Assistant to the President from 1998 to 1999; Director of Information Technologies from 1995 to 1998; Director of Business Development from 1993 to 1995 and Group Product Manager from 1989 to 1993. Mr. Rosentrater has announced his intention to retire from the Company, effective October 20, 2014.

(3)	Mr. Harris has been Vice President — Operations since July, 2006. He previously held the positions for Command Medical Products, Inc. of Vice President — Operations from January 2002 to January 2006 and Director of Operations from October 1999 to December 2001. Prior to that time, Mr. Harris held the position of Plant Manager for Sherwood Medical, a subsidiary of Tyco Healthcare from 1997 to 1999. Mr. Harris has announced his resignation from the Company, which will be effective on November 15, 2014.

(4)	Mr. Dunn has been Vice President — Finance, Chief Financial Officer, Secretary and Treasurer since July, 2001. He previously held the position of Director of Finance at MetalTek International from 1998 to 2001. Prior to that time, Mr. Dunn held the position of Corporate Controller at Allied Healthcare Products, Inc. from 1994 to 1998.

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

In March 2010, Congress approved, and the President signed into law, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively the "Healthcare Reform Acts"). Among other things, the Healthcare Reform Acts seek to expand health insurance coverage to approximately 32 million uninsured Americans. Many of the significant changes in the Healthcare Reform Acts did not take effect until 2014, including a requirement that most Americans carry health insurance. We expect expansion of access to health insurance to increase the demand for our products and services, but other provisions of the Healthcare Reform Acts could affect us adversely. The Healthcare Reform Acts contain many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid. Beginning in 2013, each medical device manufacturer must now pay a tax in an amount equal to 2.3% of the price for which the manufacturer sells its medical devices, as discussed in “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. We manufacture and sell devices that are subject to this tax. We also could be adversely affected by, among other things, changes in the delivery or pricing of or reimbursement for medical devices.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements required due diligence efforts beginning in fiscal 2014, with initial disclosure requirements which began in May 2014. There were and continue to be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering ― “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

We have a history of net losses in fiscal 2012, 2013 and 2014 and we may not be able to return to profitability in the future, which may cause the market price of our common stock to decline.

We have a history of net losses. We reported net income of $0.2 million in fiscal 2011, a net loss of $0.4 million in fiscal 2012, a net loss of $1.3 million in fiscal 2013 and a net loss of $2.8 million in fiscal 2014. We will need to generate and sustain increased sales levels in the future to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to improve our sales execution both domestically and internationally and also expand markets for our new ventilator products and our new carbon dioxide absorbent, Litholyme®. However, there is no guarantee that we will be successful in our efforts. We may also incur losses in the future for a number of reasons, including the other risks described in this Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company’s headquarters are located in St. Louis, Missouri and the Company maintains manufacturing facilities in Missouri and New York. Set forth below is certain information with respect to the Company’s manufacturing facilities at June 30, 2014.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Allied Healthcare Products, Inc. trades on the NASDAQ Global Market under the symbol AHPI. As of September 11, 2014, there were 152 record owners of the Company’s common stock. The following tables summarize information with respect to the high and low prices for the Company’s common stock as listed on the NASDAQ Global Market for each quarter of fiscal 2014 and 2013, respectively. The Company currently does not pay, and in the most recent fiscal years has not paid, any dividend on its common stock.

Common Stock Information

2014	High	Low	2013	High	Low
September quarter	$2.93	$2.19	September quarter	$3.33	$2.50
December quarter	$2.60	$2.21	December quarter	$2.80	$2.44
March quarter	$3.90	$2.10	March quarter	$3.33	$2.44
June quarter	$2.72	$2.02	June quarter	$2.93	$2.44

Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to the Company’s proxy statement for the 2014 annual meeting of stockholders, which will be filed within 120 days after June 30, 2014.

Item 6. Selected Financial Data

(In thousands, except per share data)
Year ended June 30,	2014	2013	2012	2011	2010
Statement of Operations Data
Net sales	$36,371	$38,552	$43,446	$46,783	$46,034
Cost of sales	29,057	30,310	33,485	35,781	34,945
Gross profit	7,314	8,242	9,961	11,002	11,089
Selling, general and administrative expenses	10,423	10,736	10,611	10,594	11,872
Income (loss) from operations	(3,109)	(2,494)	(650)	408	(783)
Interest expense	-	-	-	-	4
Interest income	(5)	(12)	(27)	(33)	(10)
Other, net	42	(485)	48	78	117
Income (loss) before provision for (benefit from) income taxes	(3,146)	(1,997)	(670)	363	(894)
Provision for (benefit from) income taxes	(340)	(740)	(246)	159	(294)
Net income (loss)	$(2,806)	$(1,257)	$(424)	$204	$(600)
Basic earnings (loss) per share	$(0.35)	$(0.16)	$(0.05)	$0.03	$(0.07)
Diluted earnings (loss) per share	$(0.35)	$(0.16)	$(0.05)	$0.03	$(0.07)
Basic weighted average common shares outstanding	8,027	8,071	8,124	8,107	8,067
Diluted weighted average common shares outstanding	8,027	8,071	8,124	8,125	8,067

(In thousands)
June 30,	2014	2013	2012	2011	2010
Balance Sheet Data
Working capital	$11,390	$13,682	$16,006	$18,251	$17,627
Total assets	26,032	29,339	31,477	31,845	33,031
Stockholders' equity	22,509	25,315	26,777	27,159	26,819

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company manufactures and markets respiratory products, including respiratory care products, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts and percentages of net sales attributable to respiratory care products, medical gas equipment and emergency medical products for the fiscal years ended June 30, 2014, 2013, and 2012.

Year ended June 30,	Dollars in thousands
	2014
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$9,688	26.6%
Medical gas equipment	19,426	53.4%
Emergency medical products	7,257	20.0%
Total	$36,371	100.0%

	Dollars in thousands
Year ended June 30,	2013
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$8,944	23.2%
Medical gas equipment	21,871	56.7%
Emergency medical products	7,737	20.1%
Total	$38,552	100.0%

	Dollars in thousands
Year ended June 30,	2012
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$10,082	23.2%
Medical gas equipment	24,804	57.1%
Emergency medical products	8,560	19.7%
Total	$43,446	100.0%

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by the various income and expense categories reflected in the Company’s Statement of Operations.

Year ended June 30,	2014	2013	2012

Net sales	100.0%	100.0%	100.0%
Cost of sales	79.9	78.6	77.1
Gross profit	20.1	21.4	22.9

Selling, general and administrative expenses	28.6	27.8	24.4
Loss from operations	(8.5)	(6.4)	(1.5)
Other, net	0.1	(1.3)	0.0
Loss before benefit from income taxes	(8.6)	(5.1)	(1.5)
Benefit from income taxes	(0.9)	(1.9)	(0.5)
Net loss	(7.7)%	(3.2)%	(1.0)%

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

The Company does offer limited warranties on its products.  The standard warranty period is one year.  The Company’s cost of providing warranty service for its products for the years ended June 30, 2014, June 30, 2013, and June 30, 2012 was $113,209, $150,944, and $152,625, respectively.  The related liability for warranty service amounted to $130,000 at June 30, 2014 and 2013, respectively.

Inventory reserve for obsolete and excess inventory:

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. This analysis considers those identified inventory items to determine, in management’s best estimate, if parts can be used beyond one year, if there are alternate uses or at what values such parts may be disposed for. At June 30, 2014 and 2013, inventory is recorded net of a reserve for obsolete and excess inventory of $1.4 million and $1.3 million, respectively.

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

In light of its history of operating losses the Company does not rely on the existence of future taxable income as it currently cannot conclude future taxable income is likely to occur. The Company does rely on reversals of existing temporary deferred tax liabilities and tax planning strategies to the extent available to support the value of its existing deferred tax assets. As of June 30, 2014, the Company’s deferred tax assets exceeded the amount supportable through reversals of existing deferred tax liabilities and tax planning strategies causing for a valuation allowance to be recorded against the excess deferred tax assets.

Accounts receivable net of allowances:

Accounts receivable are recorded net of an allowance for doubtful accounts, which is determined based on an analysis of past due accounts including accounts placed with collection agencies, and an allowance for returns and credits, which is based on historical analysis of credit memo data and returns. The Company maintains an allowance for doubtful accounts to reflect the uncollectibility of accounts receivable based on past collection history and specific risks indentified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. At June 30, 2014 and 2013, accounts receivable is recorded net of allowances of $170,000.

Valuation of Long-Lived Assets:

The impairment of long-lived assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable. This assessment is based on management’s expectations and judgments regarding future business and economic conditions, future market values and disposal costs. Actual results and events could differ significantly from management’s estimates. Based upon our most recent analysis, we believe that no impairment exists at June 30, 2014. There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

Self-insurance:

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2014 and 2013, the Company had approximately $150,000 and $200,000, respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

Share Based Compensation:

Allied calculates share based compensation using the Black-Sholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. For the twelve-month periods ended June 30, 2014, 2013, and 2012, Allied recorded approximately $10,000, $44,000 and $44,000, respectively, in share-based employee compensation. This compensation cost is included in the general and administrative expenses in the accompanying Statements of Operations.

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

The payments received from Abbott were recognized into income, as net sales, over the eight-year term of the agreement. Allied has no further obligations under this agreement which would require the Company to repay these amounts or otherwise impact this accounting treatment. During the fiscal years ended June 30, 2014, 2013, and 2012, Allied recognized $0, $114,700 and $688,200, respectively into income as net sales in each year.

A reconciliation of deferred revenue resulting from the agreement with Abbott, with the amounts received under the agreement, and amounts recognized as net sales for fiscal years 2014 and 2013 is as follows:

	Twelve Months ended
	June 30,
	2014	2013

Beginning balance	$-	$114,700

Revenue recognized as net sales	-	(114,700)
	-	0
Less - Current portion of deferred revenue	-	0
	$-	$0

In 2004, Allied’s sales of Baralyme® were approximately $2.0 million and contributed approximately $0.6 million in pre-tax earnings and cash flow from operations. The $5,250,000 Allied received from Abbott was recognized into income over the eight-year term of the agreement. The net cash flow realized by Allied under the agreement with Abbott is substantially equivalent to the net cash flow Allied would have expected to realize from continued manufacture and sales of Baralyme® during the initial five years of the period. As discussed below, the agreement with Abbott expired in August 2012 and the Company will not recognize further income from the agreement after such expiration. In 2014 there was $114,700 less income recognized than in 2013.

Medical Device Tax:

Beginning January 1, 2013, the Healthcare Reform Act imposed a tax to be paid by medical device manufacturers equal to 2.3% of the sale price of medical devices. Many of our products are subject to this tax. For the year ended June 30, 2014, the Company recorded an expense of approximately $292,000. For the six-month period that the law was in place during the year ended June 30, 2013, the Company recorded an expense of approximately $153,000.

Fiscal 2014 Compared to Fiscal 2013

The Company had a loss of $3.1 million before taxes for fiscal 2014, compared to a loss of $2.0 million before taxes for fiscal 2013. It recorded an income tax benefit of $0.3 million in fiscal 2014, compared to an income tax benefit of $0.7 million in fiscal 2013.

As previously disclosed in the Company’s annual report on Form 10-K for the 2013 fiscal year, the realization of the Company’s deferred tax assets have been based on the reversal of existing temporary deferred tax liabilities and tax planning strategies. For the year ended June 30, 2014 the Company’s tax benefit of cumulative losses has exceeded the supportable value of the deferred tax assets and a valuation allowance of $800,203 has been established.  To the extent that the Company’s losses continue, the tax benefit of those losses would be fully offset by a valuation allowance.

Net sales for fiscal 2014 of $36.4 million were $2.2 million or 5.7% less than net sales of $38.6 million in fiscal 2013. Domestically, sales decreased by $2.0 million dollars. For 2013, domestic sales included approximately $0.1 million for the recognition into sales of payments resulting from the agreement with Abbott. Internationally, sales decreased by $0.2 million. International business is dependent upon hospital construction projects, and the development of medical facilities in those regions in which the Company operates.

Orders for the Company’s products for the year ended June 30, 2014 of $36.2 million were $1.3 million or 3.5% lower than orders for the year ended June 30, 2013 of $37.5 million. Customer purchase order releases for the year ended June 30, 2014 of $35.3 million were $2.1 million or 5.6% lower than customer purchase order releases of $37.4 million from the prior fiscal year. Customer purchase order releases depend on the scheduling practices of individual customers.

Respiratory care product sales, which include homecare products in 2014, were $9.7 million, which is $0.8 million, or 9.0% higher than sales of $8.9 million in the prior year. Respiratory care products also include carbon dioxide absorbants.

Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®, as well as Litholyme®, a new premium carbon dioxide absorbent. For the year ended June 30, 2014 the Company had carbon dioxide absorbent sales of Carbolime® and Litholyme® of $3.5 million dollars, compared with $2.4 million for the year ended June 30, 2013. Sales increased as a result of the continued market acceptance of Litholyme® and additional product configurations for both Carbolime® and Litholyme®.

Medical gas equipment sales, which include construction products, of $19.4 million in fiscal 2014 were approximately $2.5 million, or 11.4% lower than prior year levels of $21.9 million. Internationally, sales of medical gas equipment in fiscal 2014 were approximately $0.2 million lower than in the prior year. Domestically, sales of medical gas equipment in fiscal 2014 were $2.3 million lower than in the prior year, primarily related to the sale of construction products. The Company believes the hospital construction market declined significantly in 2014, leading to lower orders and sales. The Company believes it has implemented improvements to the sales management process to improve sales performance and increase market share of medical gas equipment sales.

Emergency medical product sales in fiscal 2014 of $7.3 million were $0.4 million or 5.2% lower than fiscal 2013 sales of $7.7 million. International sales of emergency medical products decreased by $0.2 million from the prior year while domestic sales decreased by $0.2 million. The Company believes that domestic demand for these products, which are normally largely consumed by local agencies, continues to be impacted by economic conditions.

International sales, which are included in the product lines discussed above, decreased $0.2 million, or 2.1%, to $9.2 million in fiscal 2014 compared to sales of $9.4 million in fiscal 2013. As discussed above, the Company’s international shipments are dependent on hospital construction projects and the expansion of medical care in those regions. In fiscal 2014, international sales of medical gas equipment, including construction products, decreased by $0.2 million dollars, and sales of respiratory care products increased by approximately $0.2 million. International sales of emergency products decreased by approximately $0.2 million. The decrease in international sales was concentrated in Russia and Ukraine. The Company believes that Russian government spending on medical infrastructure was cut during 2014.

Gross profit in fiscal 2014 was $7.3 million, or 20.1% of sales, compared to a gross profit of $8.2 million, or 21.2% of sales in fiscal 2013. Gross profit was negatively impacted by the decrease in sales and production during the period. Gross margins were favorably impacted by approximately $0.1 million in cost improvements from lower commodity costs, purchasing improvements, and improvements in operating efficiencies. The Company continues to review the cost of production and seek opportunities to lower those costs. Gross profit for 2014 was negatively impacted by approximately $292,000, as a result of Medical Device Excise Tax (MDET) expense. Under the Patient Protection and Affordable Care Act, beginning on January 1, 2013, this tax is imposed on all U.S. sales of certain medical devices at the rate of 2.3% of the sale price of covered products. This tax was imposed on the Company for all of 2014, versus only six months in fiscal 2013. In 2014 the Company had expense of $252,000 in MDET versus expense of $153,000 in 2013. In addition, gross margins in the prior year were favorably impacted by an approximately $170,000 LIFO adjustment which did not repeat in the current year.

The Company invested $0.4 million in capital expenditures in fiscal 2014 compared to $1.4 million in fiscal 2013 for manufacturing equipment, plant maintenance, and computer systems, which continue to decrease production costs and improve efficiencies for several product lines. The Company continues to control cost and actively pursue methods to reduce its costs through automation and process changes.

Selling, General, and Administrative (“SG&A”) expenses for fiscal 2014 were $10.4 million compared to SG&A expenses of $10.7 million in fiscal 2013. Personnel cost, primarily salaries and fringe benefits, decreased by approximately $0.6 million. Outside consulting expense decreased by approximately $0.2 million and phone expense decreased by approximately $0.1 million. These decreases were offset by an increase in legal expense of approximately $0.7 million.

Other income and expenses for the year ended June 30, 2014 was approximately $42,000, compared to income of approximately $485,000 in fiscal 2013. In fiscal 2013, the Company recorded approximately $516,000 of income realized as a result of the demutualization of the Company’s product liability insurer. Interest income in fiscal 2014 was approximately $5,000 compared to interest income of $12,000 in fiscal 2013.

The Company’s effective tax rate in 2014 was a benefit of 11% down from a benefit of 37% in 2013. The decrease in the effective tax benefit was due to the need to reflect a valuation allowance in the amount of $800,203 offsetting tax benefits recorded during 2014.

Net loss in fiscal 2014 was $2.8 million or $0.35 per basic and diluted earnings per share, an increase from a net loss of $1.3 million, or $0.16 per basic and diluted earnings per share in fiscal 2013. In 2014, the weighted number of shares used in the calculation of basic and diluted earnings per share was 8,027,147. In 2013, the weighted number of shares used in the calculation of basic and diluted earnings per share was 8,070,645.

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

In 2013, Allied continued to sell Carbolime®, as well as Litholyme®. For the year ended June 30, 2013 the Company had carbon dioxide absorbent sales of Carbolime® and Litholyme® of $2.4 million dollars, compared with $1.7 million for the year ended June 30, 2012. Sales increased as a result of the continued market acceptance of Litholyme® and additional product configurations for both Carbolime® and Litholyme®.

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

Gross profit in fiscal 2013 was $8.2 million, or 21.2% of sales, compared to a gross profit of $10.0 million, or 23.0% of sales in fiscal 2012. Gross profit was negatively impacted by the decrease in sales and production during the period. Lower sales and production result in lower utilization of fixed overhead expenses. Gross profit during this period was favorably impacted compared to the prior year by an approximately $0.3 million improvement in margins from improved production at its Stuyvesant Falls facility. These improvements were the result of higher sales and production levels for the products produced at that plant and improved operating efficiency. Gross margins were also favorably impacted by approximately $0.4 million in cost improvements from lower commodity costs, purchasing improvements, and improvements in operating efficiencies. Gross profit for 2013 was also negatively impacted by approximately $153,000 as a result of the Medical Device Excise Tax (MDET). Under the Patient Protection and Affordable Care Act, beginning on January 1, 2013, this tax is imposed on all U.S. sales of certain medical devices at the rate of 2.3% of the sale price of covered products.

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

Other income and expenses for the year ended June 30, 2013 included approximately $516,000 of income realized by the Company as a result of the demutualization of the Company’s product liability insurer. Interest income in fiscal 2013 was approximately $12,000 compared to interest income of $27,000 in fiscal 2012.

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

Financial Condition, Liquidity and Capital Resources

The following table sets forth selected information concerning Allied's financial condition at June 30:

Dollars in thousands	2014	2013	2012
Cash & cash equivalents	$1,367	$3,688	$5,285
Working Capital	$11,390	$13,682	$16,006
Total Debt	$-	$-	$-
Current Ratio	4.23:1	4.40:1	4.41:1

The Company’s working capital was $11.4 million at June 30, 2014 compared to $13.7 million at June 30, 2013. Accounts Payable decreased by approximately $0.2 million and Accrued Liabilities decreased by approximately $0.2 million. During fiscal 2014, these increases in working capital were offset by a $2.3 million decrease in Cash and a $0.5 million decrease in Accounts Receivable. Accounts Receivable declined primarily due to the decrease in Sales. Accounts Receivable was $3.7 million at June 30, 2014, a decrease from $4.2 million at June 30, 2013. Accounts Receivable as measured in days sales outstanding (“DSO”) is 36 DSO, down from 39 DSO at June, 30, 2013. The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns in order to manage inventory levels.

The net decrease in Cash for the fiscal year ended June 30, 2014 was $2.3 million. The net decrease in Cash for the fiscal year ended June 30, 2013 was $1.6 million. Cash flows used by operating activities were approximately $1.9 million for fiscal 2014 compared to cash flows provided by operating activities of approximately $20,000 for fiscal 2013. This decrease in Cash provided by operating activities includes a $1.5 million increase in net loss and a decrease in Accounts Payable of approximately $0.2 million. These decreases were offset by increases in cash provided by Accounts Receivable of approximately $0.5 million due to lower sales. The change in Accounts Payable is primarily the result of the timing of payments between the two years as the Company did not change its payment terms or policies.

Cash flows provided by operating activities for the fiscal year ended June 30, 2013 consisted of a net loss of $1.3 million, supplemented by $1.3 million in non-cash charges to operations for amortization and depreciation. Cash was used to make capital expenditures of $0.4 million in fiscal 2014 and $1.4 million in 2013. In 2014, the Company made capital expenditures of approximately $0.3 million to further develop capacity for the production of carbon dioxide absorbent products. Additional capital expenditures were made to improve efficiency and save costs.

The Company is party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”) pursuant to which the Company obtained a secured revolving credit facility with borrowing availability of up to $5,000,000 (the “Credit Facility”). At June 30, 2014, the Company had $5,000,000 available for borrowing on the line of credit. The Company’s obligations under the Credit Facility are secured by certain assets of the Company pursuant to the terms and subject to the conditions set forth in the Credit Agreement.

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

The 30-day LIBOR rate was 0.15% on June 30, 2014.

At June 30, 2014 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the covenants associated with the Credit Facility at June 30, 2014.

The following table summarizes the Company’s contractual obligations at June 30, 2014:

Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-Term Debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	$250,406	$82,021	$168,385	-	-
Unconditional Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations	-	-	-	-	-
Total Contractual Cash Obligations	$250,406	$82,021	$168,385	$-	$-

Capital expenditures were $0.4 million, $1.4 million and $2.2 million in fiscal 2014, 2013, and 2012, respectively. In 2014, the Company made capital expenditures of approximately $0.3 million to further develop capacity for the production of carbon dioxide absorbent products. Additional capital expenditures were made to improve efficiency save costs, develop new products, and maintain plant capacity. The Company believes that cash flows from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures of $0.3 million in 2015.

Cash flows from operations may be negatively impacted by decreases in sales, market conditions, and adverse changes in working capital. In the event that economic conditions were to severely worsen for a protracted period of time, we believe that we will be able to negotiate an amendment and waiver to our existing credit facility or procure a replacement credit facility, and our borrowing capacity under those arrangements will provide sufficient financial flexibility. The Company would have options available to ensure liquidity in addition to increased borrowing. Capital expenditures, which are budgeted at $0.3 million for the fiscal year ended June 30, 2015, could be postponed. At June 30, 2014, the Company had no bank debt. During fiscal 2014, 2013 and 2012, there were no borrowings or repayments under the credit agreement.

The Company’s credit facility will be available until it expires on November 11, 2014. Based on discussions with the Bank, the Company believes it will be able to negotiate an amendment with the Bank extending the term of the credit facility.

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

The following table sets forth selected operating results for the eight quarters ended June 30, 2014. The information for each of these quarters is unaudited, but includes all normal recurring adjustments which the Company considers necessary for a fair presentation thereof. These operating results, however, are not necessarily indicative of results for any future period. Further, operating results may fluctuate as a result of the timing of orders, the Company’s product and customer mix, the introduction of new products by the Company and its competitors, and overall trends in the health care industry and the economy. While these patterns have an impact on the Company’s quarterly operations, the Company is unable to predict the extent of this impact in any particular period.

Dollars in thousands, except per share data

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Three months ended,	2014	2014	2013	2013	2013	2013	2012	2012
Net sales	$9,798	$9,116	$8,749	$8,708	$10,133	$9,210	$9,921	$9,287

Gross profit	1,861	1,748	1,944	1,761	2,478	1,680	2,106	1,979

Loss from operations	(395)	(960)	(892)	(862)	(122)	(960)	(751)	(660)

Net loss	(347)	(969)	(899)	(591)	(98)	(279)	(469)	(411)

Basic loss per share	(0.04)	(0.12)	(0.11)	(0.07)	(0.01)	(0.03)	(0.06)	(0.05)

Diluted loss per share	(0.04)	(0.12)	(0.11)	(0.07)	(0.01)	(0.03)	(0.06)	(0.05)

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2014, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the commercial bank’s “floating reference rate” or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at June 30, 2014. Allied has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 8. Financial Statements and Supplementary Data

The following described financial statements of Allied Healthcare Products, Inc. are included in response to this item:

Schedule of Valuation and Qualifying Accounts and Reserves for the years ended June 30, 2014, 2013 and 2012.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Allied Healthcare Products, Inc.

We have audited the accompanying balance sheet of Allied Healthcare Products, Inc. (the Company) as of June 30, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2014. In connection with our audits of the financial statements, we also have audited the related financial statement schedule of valuation and qualifying accounts and reserves for the years ended June 30, 2014, 2013 and 2012. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Healthcare Products, Inc. as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ RubinBrown LLP

St. Louis, Missouri

September 26, 2014

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

Year ended June 30,	2014	2013	2012

Net sales	$36,370,616	$38,551,774	$43,445,621
Cost of sales	29,056,367	30,309,484	33,484,512
Gross profit	7,314,249	8,242,290	9,961,109

Selling, general and administrative expenses	10,423,133	10,735,806	10,610,858
Loss from operations	(3,108,884)	(2,493,516)	(649,749)

Other (income) expenses:
Interest income	(4,818)	(12,006)	(27,368)
Interest expense	-	-	336
Other, net	41,660	(484,699)	47,629
	36,842	(496,705)	20,597

Loss before benefit from income taxes	(3,145,726)	(1,996,811)	(670,346)
Benefit from income taxes	(339,813)	(740,038)	(245,920)
Net loss	$(2,805,913)	$(1,256,773)	$(424,426)

Basic loss per share:	$(0.35)	$(0.16)	$(0.05)
Diluted loss per share:	$(0.35)	$(0.16)	$(0.05)
Weighted average shares outstanding – Basic	8,027,147	8,070,645	8,124,386
Weighted average shares outstanding – Diluted	8,027,147	8,070,645	8,124,386

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

	June 30, 2014	June 30, 2013

ASSETS

Current assets:
Cash and cash equivalents	$1,366,762	$3,687,919
Accounts receivable, net of allowances of $170,000	3,713,105	4,221,970
Inventories, net	9,406,098	9,338,343
Income tax receivable	17,166	36,766
Other current assets	410,098	420,978
Total current assets	14,913,229	17,705,976

Property, plant and equipment, net	8,935,601	9,722,344
Deferred income taxes	1,996,434	1,667,699
Other assets, net	187,163	242,712
Total assets	$26,032,427	$29,338,731

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,068,222	$1,317,202
Other accrued liabilities	1,624,186	1,861,241
Deferred income taxes	830,946	845,539
Total current liabilities	3,523,354	4,023,982

Commitments and contingencies (Notes 4 and 10)

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,427,878 shares issued at June 30, 2014 and June 30, 2013; 8,027,147 shares outstanding at June 30, 2014 and June 30, 2013	104,279	104,279
Additional paid-in capital	48,585,236	48,584,999
Accumulated deficit	(5,199,654)	(2,393,741)
Less: treasury stock, at cost; 2,400,731 shares at June 30, 2014 and 2013	(20,980,788)	(20,980,788)
Total stockholders' equity	22,509,073	25,314,749
Total liabilities and stockholders' equity	$26,032,427	$29,338,731

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance, July 1, 2011	$104,279	$48,499,103	$(712,542)	$(20,731,428)	$27,159,412

Stock based compensation	-	41,699	-	-	41,699

Net loss for the year ended June 30, 2012	-	-	(424,426)	-	(424,426)
Balance, June 30, 2012	104,279	48,540,802	(1,136,968)	(20,731,428)	26,776,685

Purchases of treasury stock	-	-	-	(249,360)	(249,360)

Stock based compensation	-	44,197	-	-	44,197

Net loss for the year ended June 30, 2013	-	-	(1,256,773)	-	(1,256,773)
Balance, June 30, 2013	104,279	48,584,999	(2,393,741)	(20,980,788)	25,314,749

Stock based compensation	-	9,655	-	-	9,655

Reversal of deferred tax provision, stock options forfeited	-	(9,418)	-	-	(9,418)

Net loss for the year ended June 30, 2014	-	-	(2,805,913)	-	(2,805,913)
Balance, June 30, 2014	$104,279	$48,585,236	$(5,199,654)	$(20,980,788)	$22,509,073

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

Year ended June 30,	2014	2013	2012

Cash flows from operating activities:
Net loss	$(2,805,913)	$(1,256,773)	$(424,426)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,280,796	1,306,044	1,283,349
Stock based compensation	9,655	44,197	44,179
Provision for doubtful accounts and sales returns and allowances	18,852	10,372	27,025
Deferred tax benefit	(352,746)	(757,699)	(257,501)

Changes in operating assets and liabilities:
Accounts receivable	490,013	741,251	446,242
Inventories	(67,755)	662,883	552,063
Income tax receivable	19,600	9,276	49,536
Other current assets	10,880	(20,301)	(186,932)
Other assets, net	-	-	(275,000)
Accounts payable	(248,980)	(479,942)	152,234
Deferred revenue	-	(114,700)	(688,200)
Other accrued liabilities	(237,055)	(124,338)	260,027
Net cash provided by (used in) operating activities	(1,882,653)	20,270	982,596

Cash flows from investing activities:
Capital expenditures	(438,504)	(1,367,534)	(2,210,940)
Net cash used in investing activities	(438,504)	(1,367,534)	(2,210,940)

Cash flows from financing activities:
Purchases of treasury stock	-	(249,360)	-
Net cash used in financing activities	-	(249,360)	-

Net decrease in cash and cash equivalents	(2,321,157)	(1,596,624)	(1,228,344)
Cash and cash equivalents at beginning of year	3,687,919	5,284,543	6,512,887
Cash and cash equivalents at end of year	$1,366,762	$3,687,919	$5,284,543

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$336
Income taxes	$17,999	$1,450	$25,266
Non-cash investing and financing activity
Deferred tax provision on stock options forfeited and reclassified to additional paid in capital	$9,418	$-	$-

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization

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

Allied does offer limited warranties on its products.  The standard warranty period is one year.  The Company’s cost of providing warranty service for its products for the years ended June 30, 2014, 2013, and 2012 was $113,209, $150,944, and $152,625, respectively.  The related liability for warranty service amounted to $130,000 at June 30, 2014 and 2013.

Marketing and Advertising Costs

Promotional and advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Statement of Operations. Advertising expenses for the years ended June 30, 2014, 2013 and 2012 were $17,904, $46,691, and $46,278, respectively.

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

Accounts receivable and concentrations of credit risk

Accounts receivable are recorded at the invoiced amount. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses based on past experience and an analysis of current amounts due, and historically such losses have been within management's expectations. The Company maintains an allowance for doubtful accounts to reflect the uncollectibility of accounts receivable based on past collection history and specific risks indentified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. The Company’s customers can be grouped into three main categories: medical equipment distributors, construction contractors and health care institutions. At June 30, 2014, the Company believes that it has no significant concentration of credit risk.

Inventories

Inventories are stated at the lower of cost, determined using the last-in, first-out (“LIFO”) method, or market. If the first-in, first-out method (which approximates replacement cost) had been used in determining cost, inventories would have been $2,473,787 and $2,343,788 higher at June 30, 2014 and 2013, respectively. Changes in the LIFO reserve are included in cost of sales. Cost of sales was reduced by $0, $171,918, and $164,645 in fiscal 2014, 2013, and 2012 respectively, as a result of LIFO liquidations. Costs in inventory include raw materials, direct labor and manufacturing overhead.

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. The reserve for obsolete and excess inventory was $1,433,718 and $1,312,600 at June 30, 2014 and 2013, respectively.

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

Impairment of long-lived assets

The Company evaluates impairment of long-lived assets under the provisions of ASC Topic 360: “Property, Plant and Equipment.” ASC 360 provides a single accounting model for long-lived assets to be disposed of and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under ASC 360, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss will be recognized. No impairment losses of long-lived assets or identifiable intangibles were recorded by the Company for fiscal years ended June 30, 2014, 2013, and 2012.

Collective Bargaining Agreement

At June 30, 2014, the Company had approximately 243 full-time employees. Approximately 148 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2015.

Self-insurance

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2014 and 2013, the Company had $150,000 and $200,000 respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

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

In light of its history of operating losses the Company does not rely on the existence of future taxable income as it currently cannot conclude future taxable income is likely to occur. The Company does rely on reversals of existing temporary deferred tax liabilities and tax planning strategies to the extent available to support the value of its existing deferred tax assets. As of June 30, 2014, the Company’s deferred tax assets exceeded the amount supportable through reversals of existing deferred tax liabilities and tax planning strategies causing for a valuation allowance to be recorded against the excess deferred tax assets.

The Company recognizes tax liabilities when, despite the Company’s belief that its tax return positions are supportable, the Company believes that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. To the extent the Company deems it necessary to record a liability for its tax positions, the current portion of the liability is included in income taxes payable and the noncurrent portion is included in other liabilities in balance sheet. If upon the final tax outcome of these matters the ultimate liability is different than the amounts recorded, such differences are reflected in income tax expense in the period in which such determination is made. The Company files a federal and multiple state income tax returns. The Company’s federal and state income tax returns are open for fiscal years ending after June 30, 2011.

The Company classifies interest expenses on taxes payable as interest expense. Penalties are classified as a component of other expenses.

Research and development costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses for the years ended June 30, 2014, 2013 and 2012 were $657,356, $937,598, and $948,213, respectively.

Earnings per share

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The weighted average number of basic and diluted shares outstanding for the years ended June 30, 2014, 2013 and 2012 was 8,027,147, 8,070,645 and 8,124,386 shares, respectively. The dilutive effect of the Company's employee and director stock option plans are determined by use of the treasury stock method. Potential common shares not included in the calculation of net loss per share, as their effect would be anti-dilutive, are 0, 0 and 3,806 for the years ended June 30, 2014, 2013 and 2012 respectively.

The following information is necessary to calculate earnings per share for the periods presented:

Year ended June 30,	2014	2013	2012

Net loss, as reported	$(2,805,913)	$(1,256,773)	$(424,426)

Weighted average common shares outstanding	8,027,147	8,070,645	8,124,386
Effect of dilutive stock options	-	-	-
Weighted average diluted common shares outstanding	8,027,147	8,070,645	8,124,386

Net loss per common share
Basic	$(0.35)	$(0.16)	$(0.05)
Diluted	$(0.35)	$(0.16)	$(0.05)

Employee stock options excluded from computation of diluted income per share amounts because their effect would be anti-dilutive	-	-	3,806

Employee stock-based compensation

The company follows the provisions of ASC Topic 718: “Compensation – Stock Compensation”, which sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of the stock options and other equity-based compensation.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions utilized in the Black-Scholes option pricing model for options granted during the fiscal years ended June 30, 2014, 2013 and 2012.

	2014	2013	2012

Weighted-average fair value	$1.04	$1.15	$1.60
Weighted-average volatility	45%	46%	46%
Weighted-average expected life (in years)	6.0	6.0	6.0
Weighted-average risk-free interest rate	1.68%	0.93%	1.67%
Dividend yield	0%	0%	0%

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

Share-based compensation expense included in the Statement of Operations for the fiscal years ended June 30, 2014, 2013 and 2012 was approximately $10,000, $44,000 and $44,000, respectively. Unrecognized shared-based compensation cost related to unvested stock options as of June 30, 2014 amounts to approximately $2,000. The cost is expected to be recognized over the next fiscal year.

The Company recognized income tax benefits for share-based compensation arrangements of approximately $4,000, $18,000 and $18,000 for the years ended June 30, 2014, 2013 and 2012, respectively.

No stock options were exercised during fiscal years 2014, 2013 and 2012.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the Unites States of America (“U.S. GAAP”). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating which transition approach to use and the full impact this ASU will have on our future financial statements.

3.	Financing

The Company is party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”) pursuant to which the Company obtained a secured revolving credit facility. Currently the agreement provides for borrowing availability of up to $5,000,000 (the “Credit Facility”). At June 30, 2014, the Company had $5,000,000 available for borrowing on the line of credit. The Company’s obligations under the Credit Facility are secured by certain assets of the Company pursuant to the terms and subject to the conditions set forth in the Credit Agreement.

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

The 30-day LIBOR rate was 0.15% on June 30, 2014.

At June 30, 2014 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the covenants associated with the Credit Facility at June 30, 2014.

4.	Lease Commitments

The Company leases certain of its equipment under non-cancelable operating lease agreements. Minimum lease payments under operating leases at June 30, 2014 are as follows:

Fiscal Year	Operating
Leases

2015	82,021
2016	60,575
2017	53,246
2018	50,630
2019	3,934
Total minimum lease payments	$250,406

Rental expense incurred on operating leases in fiscal 2014, 2013, and 2012 totaled $236,826, $255,517 and $238,486, respectively.

5.	Income Taxes

The provision for (benefit from) income taxes consists of the following:

	2014	2013	2012
Current:
Federal	$-	$-	$-
State	12,933	17,661	11,581
Total current	12,933	17,661	11,581

Deferred:
Federal	(1,050,750)	(698,712)	(252,778)
State	(102,199)	(58,987)	(4,723)
Valuation Allowance	800,203	-	-
Total deferred	(352,746)	(757,699)	(257,501)
	$(339,813)	$(740,038)	$(245,920)

A reconciliation of income taxes, with the amounts computed at the statutory federal rate is as follows:

	2014	2013	2012
Computed tax at federal statutory rate	$(1,069,547)	$(678,916)	$(227,917)
State income taxes, net of federal tax (benefit) provision	(62,712)	(32,502)	(4,982)
Non deductible expenses	18,141	20,162	17,572
Federal research credit	(15,328)	(43,095)	(31,507)
Other, net	(10,570)	(5,687)	914
Valuation Allowance	800,203	-	-
Total	$(339,813)	$(740,038)	$(245,920)

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of June 30, 2014 and 2013 are as follows:

	2014		2013
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities

Current:
Bad debts	$40,000	$—	$40,000	$—
Prepaid expenses	—	22,971	—	16,646
Accrued liabilities	304,747	—	335,744	—
Inventory	—	1,152,722	—	1,204,637
	344,747	1,175,693	375,744	1,221,283

Non Current:
Depreciation	—	535,510	—	479,840
Net operating loss and credit carryforwards	2,987,082	—	1,771,164	—
Intangible assets	1,306	—	143	—
Accrued pension liability	29,700	—	32,840	—
Stock options	363,385	—	368,941	—
Other	—	49,327	—	25,549
	3,381,473	584,837	2,173,088	505,389
Valuation Allowance	(800,203)	—	—	—
Total deferred taxes	$2,926,017	$1,760,530	$2,548,832	$1,726,672

At June 30, 2014 there were $7.6 million dollars of federal net operating loss carryforwards which will expire in 2031 through 2034. In addition, the Company has state tax net operating losses of approximately $6.6 million that expire in varying years from 2029 through 2034.

The Company files a federal and multiple state income tax returns. The Company’s federal and state income tax returns are open for fiscal years ending after June 30, 2011.

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at June 30, 2014 and 2013.

6.	Employee Retirement Benefits

The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code to certain eligible salaried employees. Each employee may elect to enter a written salary deferral agreement under which a portion of such employee's pre-tax earnings may be contributed to the plan.

During the fiscal years ended June 30, 2014, 2013 and 2012, the Company made contributions of $277,374, $278,212, and $247,576, respectively, to the retirement savings plan. The Company contributes 2% of eligible salaried employee’s annual income to the plan. In addition, the Company provides a 25% match on the first 8% of employee deferrals for eligible employees.

The risk of participating in multi-employer pension plan is different from single-employer plans. Assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

The Company’s participation in a multi-employer pension plan for the year ended June 30, 2014, is outlined in the table below. The “EIN/PN” column provides the Employee Identification Number (EIN) and the three-digit plan number (PN). The most recent Pension Protection Act (PPA) zone status for 2013 and 2012 is for the plan year-ends as indicated below. The zone status is based on information that the Company obtained from the Notes to the Financial Statements included with the plan’s Form 5500. Among other factors, plans in the red zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-bargaining agreement (CBA) to which the plan is subject.

		PPA Zone Status			Contributions by the Company
				FIP/RP
				Status
				Pending/				Surcharge	Expiration
Pension Trust Fund	EIN/PN	2013	2012	Implemented	2014	2013	2012	Imposed	Date of CBA

District No. 9 International	51-0138317/001	Green	Green
Association of		12/31/2012	12/31/2011	Implemented	$293,377	$309,373	$331,154	No	5/31/2015
Machinist and
Aerospace Workers
Pension Plan

The Company was not listed in the Form 5500 for the above plan as of the plan year ends as providing more than 5 percent of total contributions.

7.	Stock Based Compensation

The Company has established a 1994 Employee Stock Option Plan, 1999 Incentive Stock Plan, and a 2009 Incentive Stock Plan (collectively the “Employee Plans”). The Employee Plans provide for the granting of options to the Company's executive officers and key employees to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 2,150,000 shares of common stock may be granted under the Employee Plans. Options generally become exercisable ratably over a four year period or one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the first or second anniversary of the date granted. The right to exercise the options generally expires in ten years from the date of grant, or earlier if an option holder ceases to be employed by the Company.

In addition, the Company has established a 1995 Directors Non-Qualified Stock Option Plan, 2005 Directors Non-Qualified Stock Option Plan, and a 2013 Incentive Plan for Non-Employee Directors (collectively the “Directors Plans”). The Directors Plans provide for the granting of options to the Company's directors who are not employees of the Company to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 300,000 shares of common stock may be granted under the Directors Plans. Options shall become exercisable with respect to one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the second anniversary of the date granted, except for certain options which become exercisable with respect to all of the shares covered thereby one year after the grant date. The right to exercise the options expires in ten years from the date of grant, or earlier if an option holder ceases to be a director of the Company.

Upon stock-settled compensation exercises and awards, the Company issues new shares of common stock.

A summary of stock option transactions in fiscal 2012, 2013 and 2014, respectively, pursuant to the Employee Plans and the Directors Plans is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

June 30, 2011	448,000	$4.38
Options Granted	51,000	$3.51
Options Exercised	0	$0.00
Options Forfeited or Expired	(31,000)	$3.40
June 30, 2012	468,000	$4.35	4.1	$330

June 30, 2012	468,000	$4.35
Options Granted	6,000	$2.59
Options Exercised	0	$0.00
Options Forfeited or Expired	(1,500)	$2.90
June 30, 2013	472,500	$4.34	3.2	$960

June 30, 2013	472,500	$4.34
Options Granted	6,000	$2.31
Options Exercised	0	$0.00
Options Forfeited or Expired	(12,500)	$4.74
June 30, 2014	466,000	$4.30	2.3	$660
Exercisable at June 30, 2014	460,000	$4.32	2.2	$-

The following table provides additional information for options outstanding and exercisable at June 30, 2014:

Options Outstanding

Range of Exercise Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
2.31 - 4.24	69,000	7.2 years	$3.37
4.25 - 4.25	320,000	1.2 years	$4.25
4.26 - 6.84	77,000	2.7 years	$5.33

$2.31 - 6.84	466,000	2.3 years	$4.30

Options Exercisable

Range of Exercise Prices	Number	Weighted Average Exercise Price

2.31 - 4.24	63,000	$3.47
4.25 - 4.25	320,000	$4.25
4.26 - 6.84	77,000	$5.33

$2.31 - 6.84	460,000	$4.32

See Note 2 for discussion of accounting for stock awards and related fair value disclosures.

8.	Supplemental Balance Sheet Information

	June 30,
	2014	2013
Inventories
Work in progress	$616,474	$663,100
Component parts	7,605,543	7,530,506
Finished goods	2,617,799	2,457,337
Reserve for obsolete and excess inventory	(1,433,718)	(1,312,600)
	$9,406,098	$9,338,343

	Estimated
	Useful Life
	(years)
Property, plant and equipment
Machinery and equipment	3-10	$14,609,438	$14,306,930
Buildings	28-35	13,048,090	12,912,094
Land and land improvements	5-7	934,216	934,216

Total property, plant and equipment at cost		28,591,744	28,153,240
Less accumulated depreciation and amortization		(19,656,143)	(18,430,896)
		$8,935,601	$9,722,344

Depreciation expense was approximately $1.2 million, $1.2 million, and $1.3 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Other accrued liabilities
Accrued compensation expense	$1,064,354	$1,187,224
Customer deposits	252,496	359,597
Other	307,336	314,420
	$1,624,186	$1,861,241

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

Stuyvesant Falls Power Litigation. The Company is currently involved in litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”) and other parties, which provides electrical power to the Company’s facility in Stuyvesant Falls, New York. In fiscal year 2011, Niagara began sending invoices to the Company for electricity used at the Company’s Stuyvesant Falls plant. The Company maintains in its defense of the lawsuit that it is entitled to a certain amount of free electricity based on covenants running with the land which have been honored for more than a century. Niagara’s attempts to collect such invoices were stopped in December 2010 by a temporary restraining order, although a court has not yet ruled on the merits of all of Niagara’s claims. Among other things, Niagara seeks as damages the value of electricity received by the Company without charge. While the total value of electricity at issue in the litigation is not known with certainty, Niagara alleges in its Motion For Summary Judgment, filed on March 14, 2014, damages of approximately $492,000 in free electricity since May 2010. Alternatively, Niagara asserts that, in the event that the free power covenant is still enforceable, the Company is still responsible for delivery fees relating to any free power to which it is entitled. The Company filed its own Motion For Summary Judgment on March 14, 2014, seeking dismissal of Niagara’s claims and oral arguments on the motions were held on June 13, 2014. As of June 30, 2014, the Company has not recorded a provision for this matter as management intends to vigorously defend this litigation and believes it is not probable that the Company will be required to pay for electricity as Niagara claims. The Company believes, however, that any liability it may incur should it not prevail in the litigation would not have a material adverse effect on its financial condition, its result of operations, or its cash flows.

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

As of June 30, 2014, the Company has not recorded a provision for this matter because the Company cannot estimate a possible loss or range of loss for this matter because the Dräger Plaintiffs have not specified damages claimed and the proceedings are in the early stages. The Company intends to defend against any further litigation brought by the Dräger Plaintiffs and pursue counterclaims for invalidity, non-infringement, and implied license.

Employment Contract

In March 2007, the Company entered into a three year employment contract with its chief executive officer. The contract is subject to automatic annual renewals after the initial term unless notification is given. The contract was amended and restated in December 2009 without extending its term. The contract includes termination without cause and change of control provisions, under which the chief executive officer is entitled to receive specified severance payments generally equal to two times ending annual salary if the Company terminates his employment without cause or he voluntarily terminates his employment with “good reason.” “Good Reason” generally includes changes in the scope of his duties or location of employment but also includes (i) the Company’s written election not to renew the Employment Agreement and (ii) certain voluntary resignations by the chief executive officer following a “Change of Control” as defined in the Agreement.

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

Sales by Region

	2014	2013	2012

Domestic United States	$27,214,060	$29,180,042	$33,816,317
Europe	858,735	1,421,347	1,510,197
Canada	758,392	673,011	603,530
Latin America	4,291,530	4,113,201	4,883,288
Middle East	1,214,389	1,228,318	925,658
Far East	2,011,714	1,841,771	1,594,172
Other International	21,796	94,084	112,459
	$36,370,616	$38,551,774	$43,445,621

Sales by Product

	2014	2013	2012

Respiratory care products	$9,688,486	$8,944,319	$10,082,450
Medical gas equipment	19,425,522	21,870,840	24,803,614
Emergency medical products	7,256,608	7,736,615	8,559,557
	$36,370,616	$38,551,774	$43,445,621

12.    Quarterly Financial Data (unaudited)

Summarized quarterly financial data for fiscal 2014 and 2013 appears below (all amounts in thousands except per share amounts):

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Three months ended,	2014	2014	2013	2013	2013	2013	2012	2012
Net sales	$9,798	$9,116	$8,749	$8,708	$10,133	$9,210	$9,921	$9,287

Gross profit	1,861	1,748	1,944	1,761	2,478	1,680	2,106	1,979

Loss from operations	(395)	(960)	(892)	(862)	(122)	(960)	(751)	(660)

Net loss	(347)	(969)	(899)	(591)	(98)	(279)	(469)	(411)

Basic loss per share	(0.04)	(0.12)	(0.11)	(0.07)	(0.01)	(0.03)	(0.06)	(0.05)

Diluted loss per share	(0.04)	(0.12)	(0.11)	(0.07)	(0.01)	(0.03)	(0.06)	(0.05)

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

The payments received from Abbott have been recognized into income, as net sales, over the eight-year term of the agreement. Allied has no further obligations under this agreement which would require the Company to repay these amounts or otherwise impact this accounting treatment. During the fiscal years ended June 30, 2014, 2013, and 2012, Allied recognized $0, $114,700 and $688,200, respectively into income as net sales in each year. The agreement expired in August 2012 and no further income will be recognized from the agreement after such expiration.

A reconciliation of deferred revenue resulting from the agreement with Abbott, with the amounts received under the agreement, and amounts recognized as net sales is as follows:

	Twelve Months ended
	June 30,
	2014	2013

Beginning balance	$-	$114,700

Revenue recognized as net sales	-	(114,700)
	-	0

Less - Current portion of deferred revenue	-	0
	$-	$0

14.  Share Repurchases

On November 21, 2012 the Company’s Board of Directors approved the purchase of up to 100,000 shares of the Company’s common stock. This authority terminated on February 19th, 2013. Pursuant to this authorization, the Company repurchased 94,139 shares of stock at an average price of $2.54 for an aggregate total purchase price of $240,952.

On February 25, 2013 the Company’s Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock for a period of 90 days. Repurchases may be made in the open market or in privately negotiated transactions, with the timing and terms of such transaction in the discretion of the Chairman of the Board unless terminated by the Board, the repurchase authority renews for successive 90 day periods. The repurchase authority may be terminated by the Board at any time and without notice. Pursuant to this authorization, the Company repurchased a total of 3,100 shares on February 26, 2013 at an average price of $2.69 per share for an aggregate total purchase price of $8,408.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, as required under Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, our management concluded that, as of June 30, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

There were no changes to the Company’s internal controls over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

A list of our executive officers and biographical information appears at the end of Item 1, in Part I of this report. A definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after June 30, 2014. The information required by this item is set forth under the caption “Election of Directors”, under the caption “Executive Officers”, and under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement, which information is incorporated herein by reference thereto.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

None

Item 14.  Principal Accounting Fees and Services

The information required by this item will appear in the section entitled “Audit Fees” included in the definitive proxy statement relating to the 2014 Annual Meeting of stockholders and such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

1.  Financial Statements

The following financial statements of the Company are included in response to Item 8:

Statement of Operations for the years ended

June 30, 2014, 2013, and 2012

Balance Sheet at June 30, 2014 and 2013

Statement of Changes in Stockholders’ Equity

for the years ended June 30, 2014, 2013 and 2012

Statement of Cash Flows for the years ended June 30, 2014,

2013 and 2012

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

2.   Financial Statement Schedule

Valuation and Qualifying Accounts and Reserves for the Years

Ended June 30, 2014, 2013 and 2012

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
President and Chief Executive Officer

/S/ Daniel C. Dunn
Daniel C. Dunn
Vice President, Chief Financial Officer, and Secretary

Dated: September 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 26th, 2014.

Signatures	Title

*	Chairman of the Board
John D. Weil
President, Chief Executive Officer and Director
*	(Principal Executive Officer)
Earl R. Refsland

*	Director
William A. Peck

*
Joseph Root	Director

*
Judy Graves.	Director

* By:	/s/ Earl R. Refsland
Earl R. Refsland
Attorney-in-Fact

* Such signature has been affixed pursuant to the following Power of Attorney.

ALLIED HEALTHCARE PRODUCTS, INC.

RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
	Balance at	Charged to	Charged to
	beginning of	costs	other accounts -		Deductions -		Balance at end
Description	period	and expenses	describe		describe		of period

For the Year Ended June 30, 2014

Accounts Receivable
Allowances	$(170,000)	$(18,852)	-		$18,852	(1)	$(170,000)

Inventory Allowance
For Obsolescence
And Excess Quantities	$(1,312,600)	$(128,189)	$(29,128	)(3)	$36,199	(2)	$(1,433,718)

Deferred Tax Asset
Valuation Allowance	$0	$(800,203)	-		-		$(800,203)

For the Year Ended June 30, 2013

Accounts Receivable
Allowances	$(170,000)	$(10,372)	-		$10,372	(1)	$(170,000)

Inventory Allowance
For Obsolescence
And Excess Quantities	$(1,327,291)	$(121,970)	$(37,265	)(3)	$173,926	(2)	$(1,312,600)

For the Year Ended June 30, 2012

Accounts Receivable
Allowances	$(170,000)	$(27,025)	-		$27,025	(1)	$(170,000)

Inventory Allowance
For Obsolescence
And Excess Quantities	$(1,419,420)	$(33,061)	$(27,018	)(3)	$152,208	(2)	$(1,327,291)

(1)	Decrease due to bad debt write-offs and recoveries.

(2)	Decrease due to disposal of obsolete inventory.

(3)	Increase due to inventory revaluation. The other account charged as a result of this revaluation was inventory before reserves. This did not result in a change to our net inventory or net income(loss).

S-2

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3(1) to the Company’s Registration Statement on Form S-1, as amended, Registration No. 33-40128, filed with the Commission on May 8, 1991 (the “Registration Statement”) and incorporated herein by reference)

3.2	By-Laws of the Registrant (filed as Exhibit 3(2) to the Registration Statement and incorporated herein by reference)

10.1	NCG Trademark License Agreement, dated April 16, 1982, between Liquid Air Corporation and Allied Healthcare Products, Inc. (filed as Exhibit 10(24) to the Registration Statement and incorporated herein by reference)

10.2	Employee Stock Purchase Plan (filed as Exhibit 10(3) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated by reference)

10.3	Allied Healthcare Products, Inc. 1994 Employee Stock Option Plan (filed with the Commission as Exhibit 10(39) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference)

10.4	Allied Healthcare Products, Inc. 1995 Directors Non-Qualified Stock Option Plan (filed with the Commission as Exhibit 10(25) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference)

10.5	Allied Healthcare Products, Inc. Amended 1994 Employee Stock Option Plan (filed with the Commission as Exhibit 10(28) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference)

10.6	Form of Indemnification Agreement with officers and directors (filed with the Commission as Exhibit 10.22 to the 2002 Form 10-K and incorporated herein by reference).

S-3

10.7	Amended and restated Employment Agreement dated December 21, 2009 by and between Allied Healthcare Products, Inc. and Earl Refsland (incorporated by reference to 10-Q filed May 7, 2010)

10.7.1	Change of Control Agreement Employment Agreement dated March 16, 2007 by and between Allied Healthcare Products, Inc. and certain executive officers (incorporated by reference to 8-K filed March 16, 2007 with event date of March 16, 2007)

10.8	Allied Healthcare Products, Inc. 1999 Incentive Stock Plan (filed with the Commission as Exhibit 10(26) to the 1999 Form 10-K and incorporated herein by reference)

10.9	Allied Healthcare Products, Inc. 2009 Incentive Stock Plan (filed with Commission as Appendix A to the 2009 Proxy Statement on Schedule 14A)

10.10	Loan and Security Agreement dated November 17, 2009 by and between the Company and Enterprise Bank & Trust, including Revolving Credit Note (incorporated by reference to 8-K filed November 18, 2009 with event date of November 13, 2009)

10.12	Patent License Agreement, dated June 8, 2012, by and between Allied Healthcare Products, Inc. and Armstrong Medical Limited (filed with the Commission as Exhibit 10.12 to the 2012 Form 10-K and incorporated herein by reference).

23.1	Consent of RubinBrown LLP (filed herewith)

24	Form of Power of Attorney – (filed herewith)

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Sarbanes-Oxley Certification of Chief Executive Officer (provided herewith)*

32.2	Sarbanes-Oxley Certification of Chief Financial Officer (provided herewith)*

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, is formatted in XBRL interactive data files: (i) Statement of Operations for the fiscal years ended June 30, 2014, 2013 and 2012; (ii) Balance Sheet at June 30, 2014 and June 30, 2013; (iii) Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2014, 2013 and 2012; (iiii) Statement of Cash Flows for the fiscal years ended June 30, 2014, 2013 and 2012; and (v) Notes to Financial Statements.

*Notwithstanding any incorporation of this Quarterly Report on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.

S-4