Form 10-Q
period 2014-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2014-11-12
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2014

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

Yes ☐ No ☒

The number of shares of common stock outstanding at November 4, 2014 is 8,027,147 shares.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, both in the United States and in our overseas markets, impacts of the U.S. Affordable Care Act, the outcome of litigation proceedings and specific matters which relate directly to the Company's operations and properties as discussed in the Company’s annual report on Form 10-K for the year ended June 30, 2014. The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I.        FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended
	September 30,
	2014	2013

Net sales	$8,845,267	$8,708,297
Cost of sales	7,270,484	6,947,731
Gross profit	1,574,783	1,760,566

Selling, general and
administrative expenses	2,272,288	2,622,202
Loss from operations	(697,505)	(861,636)

Other (income) expenses:
Interest income	(755)	(1,890)
Other, net	11,425	8,723
	10,670	6,833

Loss before benefit from income taxes	(708,175)	(868,469)
Benefit from income taxes	-	(277,910)
Net loss	($708,175)	($590,559)

Basic and diluted loss per share	($0.09)	($0.07)

Weighted average shares outstanding - basic and diluted	8,027,147	8,027,147

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	September 30,	June 30,
	2014	2014

Current assets:
Cash and cash equivalents	$1,724,227	$1,366,762
Accounts receivable, net of allowances of $170,000	3,567,469	3,713,105
Inventories, net	9,567,714	9,406,098
Income tax receivable	27,791	17,166
Other current assets	479,764	410,098
Total current assets	15,366,965	14,913,229

Property, plant and equipment, net	8,663,959	8,935,601
Deferred income taxes	1,996,434	1,996,434
Other assets, net	173,275	187,163
Total assets	$26,200,633	$26,032,427

See accompanying Notes to Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	September 30,	June 30,
	2014	2014

Current liabilities:
Accounts payable	$1,537,753	$1,068,222
Other accrued liabilities	2,029,443	1,624,186
Deferred income taxes	830,946	830,946
Total current liabilities	4,398,142	3,523,354

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,427,878 shares issued at September 30, 2014 and June 30, 2014; 8,027,147 shares outstanding at September 30, 2014 and June 30, 2014	104,279	104,279
Additional paid-in capital	48,586,829	48,585,236
Accumulated deficit	(5,907,829)	(5,199,654)
Less treasury stock, at cost; 2,400,731 shares at September 30, 2014 and June 30, 2014	(20,980,788)	(20,980,788)
Total stockholders' equity	21,802,491	22,509,073
Total liabilities and stockholders' equity	$26,200,633	$26,032,427

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three months ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net loss	($708,175)	($590,559)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:

Depreciation and amortization	334,693	304,975
Stock based compensation	1,593	4,955
Provision for doubtful accounts and sales
returns and allowances	13,248	(1,399)
Deferred taxes	-	(277,910)

Changes in operating assets and liabilities:
Accounts receivable	132,388	597,587
Inventories	(161,616)	(907,349)
Income tax receivable	(10,625)	(11,754)
Other current assets	(69,666)	(185,968)
Accounts payable	469,531	378,462
Other accrued liabilities	405,257	265,715
Net cash provided by (used in) operating activities	406,628	(423,245)

Cash flows from investing activities:
Capital expenditures	(49,163)	(187,542)
Net cash used in investing activities	(49,163)	(187,542)

Net increase (decrease) in cash and cash equivalents	357,465	(610,787)
Cash and cash equivalents at beginning of period	1,366,762	3,687,919
Cash and cash equivalents at end of period	$1,724,227	$3,077,132

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The accompanying unaudited financial statements of Allied Healthcare Products, Inc. (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes to the financial statements thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, we will adopt this ASU on January 1, 2017. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and we are currently evaluating which transition approach to use and the full impact this ASU will have on our future financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 establishes the responsibility of management to assess an organization’s ability to continue as a going concern and to provide related footnote disclosures.  The ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016.  We do not expect the adoption of this ASU to have an impact on our future financial statements.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short maturity of these instruments.

2. Inventories

Inventories are comprised as follows:

	September 30, 2014	June 30, 2014

Work-in progress	$667,632	$616,474
Component parts	7,664,250	7,605,543
Finished goods	2,664,707	2,617,799
Reserve for obsolete and excess
inventories	(1,428,875)	(1,433,718)
	$9,567,714	$9,406,098

3. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic and diluted shares outstanding for the three months ended September 30, 2014 and 2013 were 8,027,147.

4. Commitments and Contingencies

Legal Claims

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. The Company intends to continue to conduct business in such a manner as to avoid FDA actions seeking to interrupt or suspend manufacturing or require any recall or modification of products.

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

Stuyvesant Falls Power Litigation. The Company is currently involved in litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”) and other parties, which provides electrical power to the Company’s facility in Stuyvesant Falls, New York. In fiscal year 2011, Niagara began sending invoices to the Company for electricity used at the Company’s Stuyvesant Falls plant. The Company maintains in its defense of the lawsuit that it is entitled to a certain amount of free electricity based on covenants running with the land which have been honored for more than a century. Niagara’s attempts to collect such invoices were stopped in December 2010 by a temporary restraining order. Among other things, Niagara seeks as damages the value of electricity received by the Company without charge. While the total value of electricity at issue in the litigation is not known with certainty, Niagara alleges in its Motion for Summary Judgment, filed on March 14, 2014, damages of approximately $492,000 in free electricity since May 2010. Alternatively, Niagara asserts that, in the event that the free power covenant is still enforceable, the Company is still responsible for delivery fees relating to any free power to which it is entitled. The Company filed its own Motion for Summary Judgment on March 14, 2014, seeking dismissal of Niagara’s claims; and oral arguments on the motions were held on June 13, 2014. On October 1, 2014, the Court granted the Company’s motion, denied Niagara’s motion and ruled that the Company is entitled to receive electrical power pursuant to the power covenants. As of September 30, 2014, the Company has not recorded a provision for this matter as management intends to defend against any further litigation and to enforce its rights under the subject power covenants.

Dräger Patent Litigation. On or about October 4, 2013, Dräger Medical GmbH and certain affiliates (the “Dräger Plaintiffs”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware, asserting that the Company infringes United States Patent Nos. 7,487,776 and 8,286,633, both protecting particular combinations of carbon dioxide absorption cartridges and adapters which fit on anesthesia machines. The Dräger Plaintiffs assert that the Company’s sales of certain models of its Litholyme and Carbolime single-use carbon dioxide absorption cartridges infringe both patents. The Company answered the Complaint, asserting invalidity of the patents, non-infringement, and implied license under the doctrine of permissive repair.

On October 25, 2013, the Dräger Plaintiffs filed a motion for preliminary injunction requesting that the Company be enjoined from selling certain models of its Litholyme and Carbolime cartridges during the pendency of the litigation. A hearing on the motion for preliminary injunction was held on February 7, 2014. On March 24, 2014, the Court ruled in the Company’s favor and denied Dräger’s motion for a preliminary injunction, stating among other things that Dräger had not carried its burden of showing that the Company had infringed Dräger’s patents. On June 20, 2014, the Company filed a motion seeking summary judgment based on the repair doctrine, which was the basis for the Court’s denial of Dräger’s motion for preliminary injunction. The Company’s motion and Dräger’s response is currently under submission to the Court.

As of September 30, 2014, the Company has not recorded a provision for this matter because the Company cannot estimate a possible loss or range of loss for this matter because the Dräger Plaintiffs have not specified damages claimed and the proceedings are in the early stages. The Company intends to defend against any further litigation brought by the Dräger Plaintiffs and pursue counterclaims for invalidity, non-infringement, and implied license.

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

5. Financing

The Company is party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”) pursuant to which the Company obtained a secured revolving credit facility. Currently, the agreement provides for borrowing availability of up to $5,000,000 (the “Credit Facility”). At September 30, 2014, the Company had $5,000,000 available for borrowing on the line of credit. The Company’s obligations under the Credit Facility are secured by certain assets of the Company pursuant to the terms and subject to the conditions set forth in the Credit Agreement.

The Credit Facility was amended on November 10, 2014 extending the maturity date to November 9, 2015. The Credit Facility will be available on a revolving basis until it expires on November 9, 2015, at which time all amounts outstanding under the Credit Facility will be due and payable. Advances under the Credit Facility will be made pursuant to a Revolving Credit Note (as defined in the Credit Agreement) executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to 3.50% in excess of the 30-day LIBOR rate. Advances may be prepaid in whole or in part without premium or penalty.

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

The 30-day LIBOR rate was 0.15% on September 30, 2014.

At September 30, 2014 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the covenants associated with the Credit Facility at September 30, 2014.

6. Income Taxes

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  In the quarter ended September 30, 2014 the Company recorded the tax benefit of losses incurred during the current quarter in the amount of approximately $266,000.  As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of approximately $266,000 was also recorded. The total valuation allowance recorded by the Company as of September 30, 2014 was approximately $1,066,000.  To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be subject to a valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Allied had net sales of $8.8 million for the three months ended September 30, 2014, up $0.1 million from net sales of $8.7 million in the prior year same quarter. Domestic sales were down 1.9% while international sales, which represented 25.5% of first quarter sales, were up 13.4% from the prior year same quarter.

Orders for the Company’s products for the three months ended September 30, 2014 of $9.3 million were $0.5 million or 5.7% higher than orders for the prior year same quarter of $8.8 million. Domestic orders are down 1.2% over the prior year same quarter while international orders, which represented 29.2% of first quarter orders, were 27.6% higher than orders for the prior year same quarter. The Company continues to believe that the purchase of equipment and durable goods and the purchase of equipment by hospitals and municipalities have been reduced since the 2008 recession and subsequent slow recovery. The Company also believes domestic markets are further negatively impacted by uncertainty from the implementation of the Affordable Care Act. Orders and sales remain below pre-recession levels. International sales and orders are subject to fluctuation in international demand. These fluctuations are at times due to political uncertainty internationally. International sales continue to be impacted by political uncertainty in regions and countries such as Russia, Ukraine, and Venezuela.

Gross profit for the three months ended September 30, 2014 was $1.6 million, or 18.2% of net sales, compared to $1.8 million, or 20.7% of net sales, for the three months ended September 30, 2013. Gross profit for the quarter was negatively impacted by lower utilization of fixed expenses in the Company’s manufacturing operations as a result of lower production levels compared to the same quarter a year ago.

Selling, general and administrative expenses for the three months ended September 30, 2014 were $2.3 million compared to selling, general and administrative expenses of $2.6 million for the three months ended September 30, 2013. Personnel cost, primarily salaries and fringe benefits, decreased by approximately $0.2 million. Legal expenses decreased by approximately $53,000.

Loss from operations was $697,505 for the three months ended September 30, 2014 compared to loss from operations of $861,636 for the three months ended September 30, 2013.

Allied had a loss before benefit from income taxes in the first quarter of fiscal 2015 of $708,175 compared to a loss before benefit from income taxes in the first quarter of fiscal 2014 of $868,469.  The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the three months ended September 30, 2014 compared to a tax benefit of $277,910 for the three months ended September 30, 2013. In the quarter ended September 30, 2014 the tax benefit of losses in the amount of approximately $266,000 was fully offset by a valuation allowance of equivalent amount.  To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the first quarter of fiscal 2015 was $708,175 or $0.09 per basic and diluted share compared to net loss of $590,559 or $0.07 per basic and diluted share for the first quarter of fiscal 2014. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first quarters of fiscal 2015 and 2014 were 8,027,147.

Liquidity and Capital Resources

The Company believes that available resources, including availability under a credit facility described below, are sufficient to meet operating requirements in the coming year.

The Company’s working capital was $11 million at September 30, 2014 compared to $11.4 million at June 30, 2014. Cash increased by approximately $0.4 million and Inventories increased by approximately $0.2 million. During fiscal 2015, these increases in working capital were offset by a $0.5 million increase in Accounts Payable and a $0.4 million increase in Other Accrued Liabilities. Accounts Payable and Other Accrued Liabilities are subject to normal fluctuations in purchasing levels and the timing of payments within the quarter. The change during this quarter does not represent a change in payment policy or cash availability. Accounts Receivable declined primarily due to the decrease in Sales from the fourth quarter of fiscal year 2014. Accounts Receivable was $3.6 million at September 30, 2014, a decrease from $3.7 million at June 30, 2014. Accounts Receivable as measured in days sales outstanding (“DSO”) was 39 DSO at September 30, 2014; up from 36 DSO at June 30, 2014. The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns in order to manage inventory levels.

The Company is party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”) pursuant to which the Company has a secured revolving credit facility with borrowing availability of up to $5,000,000 (the “Credit Facility”). At September 30, 2014, the Company had $5,000,000 available for borrowing on the line of credit. The Company’s obligations under the Credit Facility are secured by certain assets of the Company pursuant to the terms and subject to the conditions set forth in the Credit Agreement. See Note 5 – Financing to the Company’s unaudited financial statements for more information concerning the Credit Facility.

Any advances under the Credit Facility will be made pursuant to a Revolving Credit Note (as defined in the Credit Agreement) executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to the 30-day LIBOR rate plus 3.50%. Advances may be prepaid in whole or in part without premium or penalty. The 30-day LIBOR rate was 0.15% on September 30, 2014.

Management has implemented cost saving measures which it believes will reduce the Company’s usage of cash, including overhead reductions and deferral of non-essential capital expenditures, however there are no assurances that these measures will be successful. If these cost saving measures are not successful, the Company may need to borrow under the Credit Facility to fund its operations. The Credit Facility expires on November 9, 2015, at which time any outstanding borrowings would be due and payable, with interest. If the Company does not have sufficient cash to repay any outstanding principal and interest under the Credit Facility, it would be required to refinance the Credit Facility. While the Company believes that in such event it would have a sufficient borrowing base to secure the necessary financing, the Company could incur additional costs due to higher interest rates or fees. At September 30, 2014 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

Inflation has not had a material effect on the Company’s business or results of operations during the first quarter of fiscal 2015.

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

Critical Accounting Policies

The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect the Company’s reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

Recently Issued Accounting Guidance

See Note 1 – Summary of Significant Accounting and Reporting Policies for more information on recent accounting pronouncements and their impact, if any, on the Company’s financial statements. Management believes there have been no material changes to our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

At September 30, 2014, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the 30-day LIBOR rate as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at September 30, 2014. The Company has international sales; however, these sales are denominated in U.S. Dollars, mitigating foreign exchange rate fluctuation risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2014, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1. Legal Proceedings

Dräger Medical GmbH, Draeger Medical Systems, Inc. and Draeger Medical Inc. v. Allied Healthcare Products, Inc., filed in the United States District Court for the District of Delaware, Case No. 1:13-cv-01656-SLR. On or about October 4, 2013, Dräger Medical GmbH and certain affiliates (the “Dräger Plaintiffs”) filed a patent infringement lawsuit against Allied in the District of Delaware, asserting that Allied infringes United States Patent Nos. 7,487,776 and 8,286,633, both protecting particular combinations of carbon dioxide absorption cartridges and adapters which fit on anesthesia machines. The Dräger Plaintiffs assert that Allied’s sales of certain models of its Litholyme and Carbolime single-use carbon dioxide absorption cartridges infringe both patents. Allied has answered the Complaint, asserting invalidity of the patents, non-infringement, and implied license under the doctrine of permissive repair.

On October 25, 2013, the Dräger Plaintiffs filed a motion for preliminary injunction requesting that the Company be enjoined from selling certain models of its Litholyme and Carbolime cartridges during the pendency of the litigation. A hearing on the motion for preliminary injunction was held on February 7, 2014. On March 24, 2014, the Court ruled in Allied’s favor and denied Dräger’s motion for a preliminary injunction, stating among other things that Dräger had not carried its burden of showing that Allied had infringed Dräger’s patents. On June 20, 2014, the Company filed a motion seeking summary judgment based on the repair doctrine, which was the basis for the Court’s denial of Dräger’s motion for preliminary injunction. The Company’s motion and Dräger’s response is currently under submission to the Court.

As of September 30, 2014, the Company has not recorded a provision for this matter because the Company cannot estimate a possible loss or range of loss for this matter because the Dräger Plaintiffs have not specified damages claimed and the proceedings are in the early stages. The Company intends to defend against any further litigation brought by the Dräger Plaintiffs and pursue counterclaims for invalidity, non-infringement, and implied license.

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

Date: November 12, 2014

