Form 10-Q
period 2014-12-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2015-02-13
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended December 31, 2014

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

Yes   ☐ No  ☒

The number of shares of common stock outstanding at January 30, 2015 is 8,027,147 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013

Net sales	$8,999,662	$8,749,406	$17,844,929	$17,457,703
Cost of sales	6,841,177	6,805,156	14,111,661	13,752,887
Gross profit	2,158,485	1,944,250	3,733,268	3,704,816

Selling, general and administrative expenses	2,193,501	2,835,881	4,465,789	5,458,082
Loss from operations	(35,016)	(891,631)	(732,521)	(1,753,266)

Other (income) expenses:
Interest income	(799)	(1,476)	(1,554)	(3,366)
Other, net	10,533	8,761	21,958	17,484
	9,734	7,285	20,404	14,118

Loss before benefit from income taxes	(44,750)	(898,916)	(752,925)	(1,767,384)
Benefit from income taxes	-	-	-	(277,910)
Net loss	$(44,750)	$(898,916)	$(752,925)	$(1,489,474)

Basic loss per share	$(0.01)	$(0.11)	$(0.09)	$(0.19)

Diluted loss per share	$(0.01)	$(0.11)	$(0.09)	$(0.19)

Weighted average shares outstanding - basic	8,027,147	8,027,147	8,027,147	8,027,147

Weighted average shares outstanding - diluted	8,027,147	8,027,147	8,027,147	8,027,147

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	December 31,	June 30,
	2014	2014

Current assets:
Cash and cash equivalents	$1,538,853	$1,366,762
Accounts receivable, net of allowances of $170,000	3,270,162	3,713,105
Inventories, net	9,619,449	9,406,098
Income tax receivable	27,591	17,166
Other current assets	550,192	410,098

Total current assets	15,006,247	14,913,229

Property, plant and equipment, net	8,382,338	8,935,601
Deferred income taxes	1,963,524	1,996,434
Other assets, net	159,388	187,163

Total assets	$25,511,497	$26,032,427

See accompanying Notes to Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	December 31,	June 30,
	2014	2014

Current liabilities:
Accounts payable	$1,207,217	$1,068,222
Other accrued liabilities	1,747,243	1,624,186
Deferred income taxes	830,946	830,946
Total current liabilities	3,785,406	3,523,354

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,427,878 shares issued at December 31,2014 and June 30, 2014; 8,027,147 shares outstanding at December 31, 2014 and June 30, 2014	104,279	104,279
Additional paid-in capital	48,555,178	48,585,236
Accumulated deficit	(5,952,578)	(5,199,654)
Less treasury stock, at cost; 2,400,731 shares at December 31, 2014 and June 30, 2014, respectively	(20,980,788)	(20,980,788)
Total stockholders' equity	21,726,091	22,509,073
Total liabilities and stockholders' equity	$25,511,497	$26,032,427

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months ended
	December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(752,925)	$(1,489,474)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	667,127	616,064
Stock based compensation	2,853	6,575
Provision for doubtful accounts and sales returns and allowances	27,838	6,123
Deferred taxes	-	(277,910)

Changes in operating assets and liabilities:
Accounts receivable	415,105	720,089
Inventories	(213,351)	(1,125,585)
Income tax receivable	(10,424)	(2,769)
Other current assets	(140,094)	(175,348)
Accounts payable	138,995	374,078
Other accrued liabilities	123,055	196,713
Net cash provided by (used in) operating activities	258,179	(1,151,444)

Cash flows from investing activities:
Capital expenditures	(86,088)	(252,442)
Net cash used in investing activities	(86,088)	(252,442)

Net increase (decrease) in cash and cash equivalents	172,091	(1,403,886)
Cash and cash equivalents at beginning of period	1,366,762	3,687,919
Cash and cash equivalents at end of period	$1,538,853	$2,284,033

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

2.	Inventories

Inventories are comprised as follows:

	December 31, 2014	June 30, 2014

Work-in progress	$687,310	$616,474
Component parts	7,914,157	7,605,543
Finished goods	2,441,475	2,617,799
Reserve for obsolete and excess inventory	(1,423,493)	(1,433,718)
	$9,619,449	$9,406,098

3.	Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic and diluted shares outstanding for the three and six months ended December 31, 2014 and 2013 were 8,027,147.

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

Stuyvesant Falls Power Litigation. The Company is currently involved in litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”) and other parties, which provides electrical power to the Company’s facility in Stuyvesant Falls, New York. In fiscal year 2011, Niagara began sending invoices to the Company for electricity used at the Company’s Stuyvesant Falls plant. The Company maintains in its defense of the lawsuit that it is entitled to a certain amount of free electricity based on covenants running with the land which have been honored for more than a century. Niagara’s attempts to collect such invoices were stopped in December 2010 by a temporary restraining order. Among other things, Niagara seeks as damages the value of electricity received by the Company without charge. While the total value of electricity at issue in the litigation is not known with certainty, Niagara alleges in its Motion for Summary Judgment, filed on March 14, 2014, damages of approximately $492,000 in free electricity since May 2010. Alternatively, Niagara asserts that, in the event that the free power covenant is still enforceable, the Company is still responsible for delivery fees relating to any free power to which it is entitled. The Company filed its own Motion for Summary Judgment on March 14, 2014, seeking dismissal of Niagara’s claims; and oral arguments on the motions were held on June 13, 2014. On October 1, 2014, the Court granted the Company’s motion, denied Niagara’s motion and ruled that the Company is entitled to receive electrical power pursuant to the power covenants. On October 26 and October 30, 2014, Niagara and other parties filed separate appeals of the trial court’s decision and the case is schedule for a settlement hearing on March 19, 2015. As of December 31, 2014, the Company has not recorded a provision for this matter as management intends to defend against any further litigation and to enforce its rights under the subject power covenants.

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

As of December 31, 2014, the Company has not recorded a provision for this matter because the Company cannot estimate a possible loss or range of loss for this matter because the Dräger Plaintiffs have not specified damages claimed and the proceedings are in the early stages. The Company intends to defend against any further litigation brought by the Dräger Plaintiffs and pursue counterclaims for invalidity, non-infringement, and implied license.

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

The Company is party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”) pursuant to which the Company obtained a secured revolving credit facility. Currently, the agreement provides for borrowing availability of up to $5,000,000 (the “Credit Facility”). At December 31, 2014, the Company had $5,000,000 available for borrowing on the line of credit. The Company’s obligations under the Credit Facility are secured by certain assets of the Company pursuant to the terms and subject to the conditions set forth in the Credit Agreement.

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

The 30-day LIBOR rate was 0.17% on December 31, 2014.

At December 31, 2014 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the covenants associated with the Credit Facility at December 31, 2014.

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

In the three and six months ended December 31, 2014 the Company recorded the tax benefit of losses incurred in the amount of approximately $12,000 and $278,000, respectively.  As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of approximately $12,000 and $278,000 for the three and six months ended respectively was also recorded. The total valuation allowance recorded by the Company as of December 31, 2014 was approximately $1,078,000.  To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be subject to a valuation allowance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended December 31, 2014 compared to three months ended December 31, 2013

Allied had net sales of $9.0 million for the three months ended December 31, 2014, up $0.3 million from net sales of $8.7 million in the prior year same quarter resulting from higher customer releases for shipment. Domestic sales were up 2.6% while international sales, which represented 27.1% of second quarter sales, were up 3.5% from the prior year same quarter.

Orders for the Company’s products for the three months ended December 31, 2014 of $9.1 million were $0.1 million or 1.1% lower than orders for the prior year same quarter of $9.2 million. Domestic orders are down 0.7% over the prior year same quarter while international orders, which represented 26.6% of second quarter orders, were 1.9% lower than orders for the prior year same quarter. The Company continues to believe that the purchase of equipment and durable goods and the purchase of equipment by hospitals and municipalities have been cut to meet budgets and conserve cash due to the slow recovery of the economy since the recession in 2008 and uncertainty regarding the impact of the Affordable Care Act. Orders and sales remain below pre-recession levels.

Gross profit for the three months ended December 31, 2014 was $2.2 million, or 24.4% of net sales, compared to $1.9 million, or 21.8% of net sales, for the three months ended December 31, 2013. The $0.3 million increase in gross profit is primarily attributable to the increase in sales. Gross profit also improved because of lower manufacturing costs, including a $73,000 reduction in manufacturing salaries and benefits as a result of staffing reductions, a $29,000 reduction in scrap expense, and a $37,000 reduction in supplies expense.

Selling, general and administrative expenses for the three months ended December 31, 2014 were $2.2 million compared to selling, general and administrative expenses of $2.8 million for the three months ended December 31, 2013. Legal expenses are approximately $278,000 lower than in the prior year and salaries and benefit expenses are approximately $209,000 lower than in the prior year as a result of staff reductions executed in the third quarter of the prior year.

Loss from operations was $35,016 for the three months ended December 31, 2014 compared to loss from operations of $891,631 for the three months ended December 31, 2013.

Allied had a loss before benefit from income taxes in the second quarter of fiscal 2015 of $44,750 compared to loss before benefit from income taxes in the second quarter of fiscal 2014 of $898,916.  The Company recorded a tax benefit of $0 for the three months ended December 31, 2014 and 2013. In the quarter ended December 31, 2014 the tax benefit of losses in the amount of approximately $12,000 was fully offset by a valuation allowance of an equivalent amount.  To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the second quarter of fiscal 2015 was $44,750 or $0.01 per basic and diluted share compared to net loss of $898,916 or $0.11 per basic and diluted share for the second quarter of fiscal 2014. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the second quarters of fiscal 2015 and 2014 were 8,027,147.

Six months ended December 31, 2014 compared to six months ended December 31, 2013

Allied had net sales of $17.8 million for the six months ended December 31, 2014, up $0.3 million, or 1.7% from net sales of $17.5 million in the prior year same period resulting from higher order levels and an increase in customer orders released for shipment. Domestic sales were up 0.3% from the prior year same period while international sales were up 8.0% from the prior year same period. International business represented 26.3% of sales for the first six months of fiscal 2015.

Orders for the Company’s products for the six months ended December 31, 2014 of $18.5 million were $0.5 million or 2.8% higher than orders for the prior year same period of $18.0 million. Domestic orders are down 1.0% over the prior year same period while international orders, which represented 27.9% of orders for the first six months of fiscal 2015, were 11.8% higher than orders for the prior year same period. The Company believes that the increase in international orders and sales reflects continued acceptance of the Company’s CO2 absorbant products and ventilation product offerings.

Gross profit for the six months ended December 31, 2014 was $3.7 million, or 20.8% of net sales, compared to $3.7 million, or 21.1% of net sales, for the six months ended December 31, 2013.

Selling, general and administrative expenses for the six months ended December 31, 2014 were $4.5 million compared to selling, general and administrative expenses of $5.5 million for the six months ended December 31, 2013. Legal expenses are approximately $331,000 lower than in the prior year and salaries and benefits are approximately $435,000 lower than in the prior year as the result of staff reductions made in the third quarter of the prior year.

Loss from operations was $732,521 for the six months ended December 31, 2014 compared to loss from operations of $1.8 million for the six months ended December 31, 2013. Allied had loss before benefit from income taxes in the first six months of fiscal 2015 of $752,925, compared to loss before benefit from income taxes in the first six months of fiscal 2014 of $1.8 million. The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the six months ended December 31, 2014 compared to a tax benefit of $277,910 for the six months ended December, 2013. In the six months ended December 31, 2014 the tax benefit of losses in the amount of approximately $278,000 was fully offset by a valuation allowance of equivalent amount.  To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the six months ended December 31, 2014 was $752,925 or $0.09 per basic and diluted share compared to net loss of $1,489,474 or $0.19 per basic and diluted share for the first six months of fiscal 2014. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first six months of fiscal 2015 and 2014 was 8,027,147.

Liquidity and Capital Resources

The Company believes that available resources, including availability under a credit facility described below, are sufficient to meet operating requirements in the coming year.

The Company’s working capital was $11.2 million at December, 2014 compared to $11.4 million at June 30, 2014. Cash increased by approximately $0.2 million and Inventories increased by approximately $0.2 million. During fiscal 2015, these increases in working capital were offset by a $0.4 million decrease in Accounts Receivable and a $0.1 million increase in Accounts Payable. Accounts Payable and Other Accrued Liabilities are subject to normal fluctuations in purchasing levels and the timing of payments within the quarter. Accounts Receivable declined primarily due to the decrease in Sales from the fourth quarter of fiscal year 2014. Accounts Receivable was $3.3 million at December 31, 2014, a decrease from $3.7 million at June 30, 2014. Accounts Receivable as measured in days sales outstanding (“DSO”) was 35 DSO at December 31, 2014; down from 36 DSO at June 30, 2014. The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns in order to manage inventory levels.

The Company is party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”) pursuant to which the Company has a secured revolving credit facility with borrowing availability of up to $5,000,000 (the “Credit Facility”). At December 31, 2014, the Company had $5,000,000 available for borrowing on the line of credit. The Company’s obligations under the Credit Facility are secured by certain assets of the Company pursuant to the terms and subject to the conditions set forth in the Credit Agreement. See Note 5 – Financing to the Company’s unaudited financial statements for more information concerning the Credit Facility.

Any advances under the Credit Facility will be made pursuant to a Revolving Credit Note (as defined in the Credit Agreement) executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to the 30-day LIBOR rate plus 3.50%. Advances may be prepaid in whole or in part without premium or penalty. The 30-day LIBOR rate was 0.17% on December 31, 2014.

Management has implemented cost saving measures which it believes will reduce the Company’s usage of cash, including overhead reductions and deferral of non-essential capital expenditures, however there are no assurances that these measures will be successful. If these cost saving measures are not successful, the Company may need to borrow under the Credit Facility to fund its operations. The Credit Facility expires on November 9, 2015, at which time any outstanding borrowings would be due and payable, with interest. If the Company does not have sufficient cash to repay any outstanding principal and interest under the Credit Facility, it would be required to refinance the Credit Facility. While the Company believes that in such event it would have a sufficient borrowing base to secure the necessary financing, the Company could incur additional costs due to higher interest rates or fees. At December 31, 2014 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

Inflation has not had a material effect on the Company’s business or results of operations during the first six months of fiscal 2015.

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

At December 31, 2014, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the 30-day LIBOR rate as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at December 31, 2014. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2014, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

As of December 31, 2014, the Company has not recorded a provision for this matter because the Company cannot estimate a possible loss or range of loss for this matter because the Dräger Plaintiffs have not specified damages claimed and the proceedings are in the early stages. The Company intends to defend against any further litigation brought by the Dräger Plaintiffs and pursue counterclaims for invalidity, non-infringement, and implied license.

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

Date: February 13, 2015

