Form 10-Q
period 2015-03-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2015-05-13
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2015

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

Yes ☐ No ☒

The number of shares of common stock outstanding at April 30, 2015 is 8,027,147 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014

Net sales	$8,503,173	$9,115,786	$26,348,102		$26,573,489
Cost of sales	6,803,879	7,367,731	20,915,540		21,120,617
Gross profit	1,699,294	1,748,055	5,432,562		5,452,872

Selling, general and
administrative expenses	2,188,457	2,708,270	6,654,245		8,166,352
Loss from operations	(489,163)	(960,215)	(1,221,683)		(2,713,480)

Other (income) expenses:
Interest income	(532)	(689)	(2,086)		(4,055)
Other, net	14,661	9,187	36,619		26,671
	14,129	8,498	34,533		22,616

Loss before benefit from income taxes	(503,292)	(968,713)	(1,256,216)		(2,736,096)
Benefit from income taxes	-	-	-		(277,910)
Net loss	$(503,292)	$(968,713)	$(1,256,216)		$(2,458,186)

Basic loss per share	$(0.06)	$(0.12)	$(0.16)		$(0.31)

Diluted loss per share	$(0.06)	$(0.12)	$(0.16)	$	((0.31)

Weighted average shares outstanding - basic	8,027,147	8,027,147	8,027,147		8,027,147

Weighted average shares outstanding - diluted	8,027,147	8,027,147	8,027,147		8,027,147

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	March 31,	June 30,
	2015	2014

Current assets:
Cash and cash equivalents	$1,827,743	$1,366,762
Accounts receivable, net of allowances of $170,000	3,752,781	3,713,105
Inventories, net	9,383,267	9,406,098
Income tax receivable	29,083	17,166
Other current assets	400,159	410,098

Total current assets	15,393,033	14,913,229

Property, plant and equipment, net	8,129,865	8,935,601
Deferred income taxes	1,963,524	1,996,434
Other assets, net	145,501	187,163

Total assets	$25,631,923	$26,032,427

See accompanying Notes to Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	March 31,	June 30,
	2015	2014

Current liabilities:
Accounts payable	$1,399,017	$1,068,222
Other accrued liabilities	2,178,109	1,624,186
Deferred income taxes	830,946	830,946
Total current liabilities	4,408,072	3,523,354

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,427,878 shares issued at March 31, 2015 and June 30, 2014; 8,027,147 shares outstanding at March 31, 2015 and June 30, 2014	104,279	104,279
Additional paid-in capital	48,556,230	48,585,236
Accumulated deficit	(6,455,870)	(5,199,654)
Less treasury stock, at cost; 2,400,731 shares at March 31, 2015 and June 30, 2014	(20,980,788)	(20,980,788)
Total stockholders' equity	21,223,851	22,509,073
Total liabilities and stockholders' equity	$25,631,923	$26,032,427

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(1,256,216)	$(2,458,186)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	988,564	946,837
Stock based compensation	3,905	8,103
Provision for doubtful accounts and sales
returns and allowances	55,080	6,994
Deferred taxes	-	(277,910)

Changes in operating assets and liabilities:
Accounts receivable	(94,756)	342,082
Inventories	22,831	(954,233)
Income tax receivable	(11,917)	(2,304)
Other current assets	9,939	(40,994)
Accounts payable	330,795	550,202
Other accrued liabilities	553,922	100,020
Net cash provided by (used in) operating activities	602,147	(1,779,389)

Cash flows from investing activities:
Capital expenditures	(141,166)	(379,218)
Net cash used in investing activities	(141,166)	(379,218)

Net increase (decrease) in cash and cash equivalents	460,981	(2,158,607)
Cash and cash equivalents at beginning of period	1,366,762	3,687,919
Cash and cash equivalents at end of period	$1,827,743	$1,529,312

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

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, we will adopt this ASU on July 1, 2017. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and we are currently evaluating which transition approach to use and the full impact this ASU will have on our future financial statements.

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

2. Inventories

Inventories are comprised as follows:

	March 31, 2015	June 30, 2014

Work-in progress	$765,002	$616,474
Component parts	7,659,530	7,605,543
Finished goods	2,333,140	2,617,799
Reserve for obsolete and excess
inventory	(1,374,405)	(1,433,718)
	$9,383,267	$9,406,098

3. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic and diluted shares outstanding for the three and nine months ended March 31, 2015 and 2014 were 8,027,147.

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

The Company recognizes the costs and associated liabilities only for those investigations, claims and legal proceedings for which, in its view, it is probable that liabilities have been incurred and the related amounts are estimable. Based upon information currently available, management believes that existing accrued liabilities are sufficient.

Stuyvesant Falls Power Litigation. The Company is currently involved in litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”) and other parties, which provides electrical power to the Company’s facility in Stuyvesant Falls, New York. In fiscal year 2011, Niagara began sending invoices to the Company for electricity used at the Company’s Stuyvesant Falls plant. The Company maintains in its defense of the lawsuit that it is entitled to a certain amount of free electricity based on covenants running with the land which have been honored for more than a century. Niagara’s attempts to collect such invoices were stopped in December 2010 by a temporary restraining order. Among other things, Niagara seeks as damages the value of electricity received by the Company without charge. While the total value of electricity at issue in the litigation is not known with certainty, Niagara alleges in its Motion for Summary Judgment, filed on March 14, 2014, damages of approximately $492,000 in free electricity since May 2010. Alternatively, Niagara asserts that, in the event that the free power covenant is still enforceable, the Company is still responsible for delivery fees relating to any free power to which it is entitled. The Company filed its own Motion for Summary Judgment on March 14, 2014, seeking dismissal of Niagara’s claims; and oral arguments on the motions were held on June 13, 2014. On October 1, 2014, the Court granted the Company’s motion, denied Niagara’s motion and ruled that the Company is entitled to receive electrical power pursuant to the power covenants. On October 26 and October 30, 2014, Niagara and other parties filed separate appeals of the trial court’s decision. A settlement hearing occurred on March 19, 2015 but no settlement has been reached. Management intends to defend against any further litigation and to enforce its rights under the subject power covenants. As of March 31, 2015 the Company has not recorded a provision for this matter given management’s assessment of the probability of a loss.

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

On October 25, 2013, the Dräger Plaintiffs filed a motion for preliminary injunction requesting that the Company be enjoined from selling certain models of its Litholyme and Carbolime cartridges during the pendency of the litigation. A hearing on the motion for preliminary injunction was held on February 7, 2014. On March 24, 2014, the Court ruled in the Company’s favor and denied Dräger’s motion for a preliminary injunction, stating among other things that Dräger had not carried its burden of showing that the Company had infringed Dräger’s patents. On June 20, 2014, the Company filed a motion seeking summary judgment based on the repair doctrine, which was the basis for the Court’s denial of Dräger’s motion for preliminary injunction. On March 27, 2015, the Court granted the Company’s motion for summary judgment of non-infringement. The Dräger Plaintiffs appealed the Court’s Order granting the motion for summary judgment on April 21, 2015.

The Company intends to defend the district court’s judgement of non-infringement. As of March 31, 2015 the Company has not recorded a provision for this matter given management’s assessment of the probability of a loss.

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

5. Financing

The Company is party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”) pursuant to which the Company obtained a secured revolving credit facility. Currently, the agreement provides for borrowing availability of up to $5,000,000 (the “Credit Facility”). At March 31, 2015, the Company had $5,000,000 available for borrowing on the line of credit. The Company’s obligations under the Credit Facility are secured by certain assets of the Company pursuant to the terms and subject to the conditions set forth in the Credit Agreement.

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

The 30-day LIBOR rate was 0.18% on March 31, 2015.

At March 31, 2015 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the covenants associated with the Credit Facility at March 31, 2015.

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

In the three and nine months ended March 31, 2015 the Company recorded the tax benefit of losses incurred in the amount of approximately $192,000 and $471,000, respectively.  As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of approximately $192,000 and $471,000 for the three and nine months ended respectively was also recorded. The total valuation allowance recorded by the Company as of March 31, 2015 was approximately $1,271,000.  To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be subject to a valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Allied had net sales of $8.5 million for the three months ended March 31, 2015, down $0.6 million from net sales of $9.1 million in the prior year same quarter resulting from lower customer releases for shipments. Customer releases for shipment are dependent on many factors, including order levels, construction schedules, international financing arrangements, and customer preferences. Domestic sales were up 4.0% while international sales, which represented 20.3% of third quarter sales, were down 33.5% from the prior year same quarter. International sales and orders do vary with construction project activity and government funding in international markets. The decrease in the current quarter is not indicative of a change in market share or market size.

Orders for the Company’s products for the three months ended March 31, 2015 of $9.0 million were $0.2 million or 2.3% higher than orders for the prior year same quarter of $8.8 million. Domestic orders are up 8.7% over the prior year same quarter while international orders, which represented 21.3% of third quarter orders, were 17.3% lower than orders for the prior year same quarter. The Company continues to believe that the purchase of equipment and durable goods and the purchase of equipment by hospitals and municipalities have been reduced since the recession in 2008, and due to uncertainty regarding the impact of the Affordable Care Act. Orders and sales remain below pre-recession levels.

Gross profit for the three months ended March 31, 2015 was $1.7 million, or 20.0% of net sales, compared to $1.7 million, or 18.7% of net sales, for the three months ended March 31, 2014. Gross profit percentage improved because of lower manufacturing costs, including a $140,000 reduction in manufacturing salaries and benefits as a result of staffing reductions.

Selling, general and administrative expenses for the three months ended March 31, 2015 were $2.2 million compared to selling, general and administrative expenses of $2.7 million for the three months ended March 31, 2014. Legal expenses are approximately $324,000 lower than in the prior year and salaries and benefit expenses are approximately $181,000 lower than in the prior year as a result of staff reductions executed in the third quarter of the prior year.

Loss from operations was $489,163 for the three months ended March 31, 2015 compared to loss from operations of $960,215 for the three months ended March 31, 2014.

Allied had a loss before benefit from income taxes in the third quarter of fiscal 2015 of $503,292 compared to loss before benefit from income taxes in the third quarter of fiscal 2014 of $968,713.  The Company recorded a tax benefit of $0 for the three months ended March 31, 2015 and 2014. In the quarter ended March 31, 2015 the tax benefit of losses in the amount of approximately $192,000 was fully offset by a valuation allowance of an equivalent amount.  To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the third quarter of fiscal 2015 was $503,292 or $0.06 per basic and diluted share compared to net loss of $968,713 or $0.12 per basic and diluted share for the third quarter of fiscal 2014. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the third quarters of fiscal 2015 and 2014 were 8,027,147.

Nine months ended March 31, 2015 compared to nine months ended March 31, 2014

Allied had net sales of $26.3 million for the nine months ended March 31, 2015, down $0.3 million, or 1.1% from net sales of $26.6 million in the prior year same period resulting from a slight increase in shippable backlog. Domestic sales were up 1.5% from the prior year same period while international sales were down 7.5% from the prior year same period. International business represented 24.4% of sales for the first nine months of fiscal 2015.

Orders for the Company’s products for the nine months ended March 31, 2015 of $27.4 million were $0.5 million or 1.9% higher than orders for the prior year same period of $26.9 million. Domestic orders are up 2.2% over the prior year same period while international orders, which represented 25.8% of orders for the first nine months of fiscal 2015, were 2.1% higher than orders for the prior year same period. The Company believes that the increase in orders reflects continued acceptance of the Company’s CO2 absorbent products and ventilation product offerings.

Gross profit for the nine months ended March 31, 2015 was $5.4 million, or 20.5% of net sales, compared to $5.5 million, or 20.7% of net sales, for the nine months ended March 31, 2014.

Selling, general and administrative expenses for the nine months ended March 31, 2015 were $6.7 million compared to selling, general and administrative expenses of $8.2 million for the nine months ended March 31, 2014. Legal expenses are approximately $655,000 lower than in the prior year and salaries and benefits are approximately $617,000 lower than in the prior year as the result of staff reductions made in the third quarter of the prior year.

Loss from operations was $1.2 million for the nine months ended March 31, 2015 compared to loss from operations of $2.7 million for the nine months ended March 31, 2014. Allied had loss before benefit from income taxes in the first nine months of fiscal 2015 of $1.3 million, compared to loss before benefit from income taxes in the first nine months of fiscal 2014 of $2.7 million. The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the nine months ended March 31, 2015 compared to a tax benefit of $277,910 for the nine months ended March, 2014. In the nine months ended March 31, 2015 the tax benefit of losses in the amount of approximately $471,000 was fully offset by a valuation allowance of equivalent amount.  To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the nine months ended March 31, 2015 was $1,256,216 or $0.16 per basic and diluted share compared to net loss of $2,458,186 or $0.31 per basic and diluted share for the first nine months of fiscal 2014. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first nine months of fiscal 2015 and 2014 was 8,027,147.

Liquidity and Capital Resources

The Company believes that available resources, including availability under a credit facility described below, are sufficient to meet operating requirements in the coming year.

The Company’s working capital was $11.0 million at March 31, 2015 compared to $11.4 million at June 30, 2014. During this period, Cash increased by approximately $0.5 million. This increase in cash was offset by a $0.6 million increase in Accrued Liabilities and a $0.3 million increase in Accounts Payable. Accounts Payable and Other Accrued Liabilities are subject to normal fluctuations in purchasing levels and the timing of payments within the quarter. Accounts Receivable was $3.8 million at March 31, 2015, a slight increase from $3.7 million at June 30, 2014. Accounts Receivable as measured in days sales outstanding (“DSO”) was 41 DSO at March 31, 2015; up from 36 DSO at June 30, 2014. The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns in order to manage inventory levels.

The Company is party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”) pursuant to which the Company has a secured revolving credit facility with borrowing availability of up to $5,000,000 (the “Credit Facility”). At March 31, 2015, the Company had $5,000,000 available for borrowing on the line of credit. The Company’s obligations under the Credit Facility are secured by certain assets of the Company pursuant to the terms and subject to the conditions set forth in the Credit Agreement. See Note 5 – Financing to the Company’s unaudited financial statements for more information concerning the Credit Facility.

Any advances under the Credit Facility will be made pursuant to a Revolving Credit Note (as defined in the Credit Agreement) executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to the 30-day LIBOR rate plus 3.50%. Advances may be prepaid in whole or in part without premium or penalty. The 30-day LIBOR rate was 0.18% on March 31, 2015.

Management has implemented cost saving measures which it believes will reduce the Company’s usage of cash, including overhead reductions and deferral of non-essential capital expenditures, however there are no assurances that these measures will be successful. If these cost saving measures are not successful, the Company may need to borrow under the Credit Facility to fund its operations. The Credit Facility expires on November 9, 2015, at which time any outstanding borrowings would be due and payable, with interest. If the Company does not have sufficient cash to repay any outstanding principal and interest under the Credit Facility, it would be required to refinance the Credit Facility. While the Company believes that in such event it would have a sufficient borrowing base to secure the necessary financing, the Company could incur additional costs due to higher interest rates or fees. At March 31, 2015 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

Inflation has not had a material effect on the Company’s business or results of operations during the first nine months of fiscal 2015.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

At March 31, 2015, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the 30-day LIBOR rate as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at March 31, 2015. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2015, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

On October 25, 2013, the Dräger Plaintiffs filed a motion for preliminary injunction requesting that the Company be enjoined from selling certain models of its Litholyme and Carbolime cartridges during the pendency of the litigation. A hearing on the motion for preliminary injunction was held on February 7, 2014. On March 24, 2014, the Court ruled in Allied’s favor and denied Dräger’s motion for a preliminary injunction, stating among other things that Dräger had not carried its burden of showing that Allied had infringed Dräger’s patents. On June 20, 2014, the Company filed a motion seeking summary judgment based on the repair doctrine, which was the basis for the Court’s denial of Dräger’s motion for preliminary injunction. On March 27, 2015, the Court granted the Company’s motion for summary judgment of non-infringement. The Dräger Plaintiffs appealed the Court’s Order granting the motion for summary judgment on April 21, 2015.

The Company intends to defend the district court’s judgement of non-infringement. As of March 31, 2015 the Company has not recorded a provision for this matter given management’s assessment of the probability of a loss.

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

Date: May 13, 2015

