Form 10-K
period 2015-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2015-09-25
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12 b-2). Yes ☐ No ☒

As of December 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6,740,364. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of September 2, 2015, there were 8,027,147 shares of common stock, $0.01 par value (the “Common Stock"), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be filed within 120 days after June 30, 2015 (portion) (Part III)

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

Markets and Products

In fiscal 2015, respiratory care products, medical gas equipment and emergency medical products represented approximately 26%, 53% and 21%, respectively, of the Company’s net sales. In comparison, in fiscal 2014, respiratory care products, medical gas equipment and emergency medical products represented approximately 27%, 53%, and 20%, respectively, of the Company’s net sales. The Company operates in a single industry segment and its principal products are described in the following table:

Product	Description	Principal Brand Names	Primary Users

Respiratory Care Products
Respiratory Care/Anesthesia Products	Large volume compressors; ventilator calibrators; humidifiers and mist tents; and carbon dioxide absorbent	Timeter; Carbolime®; Litholyme®	Hospitals and sub-acute facilities

Home Respiratory Care Products	O2 cylinders; pressure regulators; nebulizers; portable large volume compressors; portable suction equipment and disposable respiratory products	Timeter; B&F; Schuco	Patients at home

Medical Gas Equipment
Construction Products	In-wall medical gas system components; central station pumps and compressors and headwalls	Chemetron; Oxequip	Hospitals and sub-acute facilities

Regulation Devices	Flowmeters; vacuum regulators; pressure regulators and related products	Chemetron; Oxequip; Timeter	Hospitals and sub-acute facilities

Disposable Cylinders	Disposable oxygen and gas cylinders	Lif-O-Gen	First aid providers and specialty gas distributors

Suction Equipment	Portable suction equipment and disposable suction canisters	Gomco; Allied; Schuco	Hospitals, sub-acute facilities and homecare products

Emergency Medical Products
Respiratory/Resuscitation	Demand resuscitation valves; bag mask resuscitators; emergency transport ventilators, oxygen regulators, SurgeX - surge suppressing post valve, and mass casualty ventilation line	LSP; Omni-Tech; Allied	Emergency service providers

Trauma and Patient Handling Products	Spine immobilization products; pneumatic anti-shock garments, trauma burn kits and Xtra backboards	LSP	Emergency service providers

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

The Company’s transport and mass casualty ventilation line has been designed to meet the unique ventilation demands that affect everyday inter-hospital and intra-hospital transport scenarios, and amplify exponentially during a mass casualty event or pandemic.  Our ventilators for transport and mass casualty are rugged, easy to operate, and capable of providing reliable ventilation even in unpredictable environments and conditions.  Additionally, they are affordable to purchase and require little periodic maintenance, minimizing the cost of ownership over time.  Our newest ventilator, the AHP300, is a broad featured transport ventilator that carries the capabilities of critical care ventilators, but is offered at a fraction of the cost of ownership of other ventilators in its field. This value, combined with its rugged build and ease of use, make it an attractive ventilator for pre-hospital and intra hospital transport and an ideal ventilator for pandemic and mass casualty applications.

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

Sales and Marketing

Allied sells its products primarily to hospitals, hospital equipment dealers, hospital construction contractors, home health care dealers, emergency medical products dealers and others. The Company maintains a sales force of 17 sales professionals, all of whom are full-time employees of the Company.

The sales force includes seven domestic hospital, homecare and emergency specialists, four domestic construction specialists, and three international sales representatives. A total of three sales managers lead each of the sales groups. Two product managers are responsible for the marketing activities of our product lines.

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

The Company’s international specialists sell all Allied products within their territory. Allied’s net sales to foreign markets totaled 23% of total net sales in fiscal 2015, 25% in 2014 and 24% in 2013. International sales are made through a network of dealers, agents and U.S. exporters who distribute the Company’s products throughout the world. Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East.

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

During fiscal year 2015 the research and development group supported the launch of the AHP300 and AHP300P ventilators.

The group is actively working on other products that were not released during the fiscal year 2015.

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

The Company’s medical device manufacturing facilities are registered with the FDA, and have received ISO 9001 certification under the Medical Device Directive (MDD - European) for certain products in 1998, and ISO 13485 certification in 2002. The Company’s St. Louis facility is ISO 9001:2008 certified and ISO13485:2003 certified. The Company’s Stuyvesant Falls facility is ISO13485:2003 certified. The Company is subject to audit by the FDA, International Organization for Standardization (“ISO”), and European auditors for compliance with the Good Manufacturing Practices (“GMP”), the ISO, CMDCAS, and MDD regulations for medical devices. These regulations require the Company to manufacture its products and maintain its products and documentation in a prescribed manner with respect to design, manufacturing, testing and control activities. The Company also is subject to the registration and inspection requirements of state regulatory agencies.

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

Patents, Trademarks and Proprietary Technology

The company owns and maintains domestic and foreign patents on several products it believes are useful to the business and provided the Company with an advantage over its competitors. During fiscal 2015 the company received a US patent on the AHP300 ventilator and is pursuing additional patents on the AHP300 ventilator. Several foreign patents were issued for the Litholyme® carbon dioxide absorbent product. The company continues to seek foreign patents on the EPV200 and AHP300 ventilators.

Patents which will expire in the period of 2015 to 2032 in the aggregate are believed to be of material importance in the operation of Allied’s business. Allied believes no single patent, except that related to Litholyme®, is material in relation to Allied’s future business as a whole. Although the expiration of an individual patent may lead to increased competition, other factors such as a competitor’s need to obtain regulatory approvals prior to marketing a competitive product and the nature of the market, may allow Allied to continue to have commercial advantages after the expiration of the patent.

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

Employees

At June 30, 2015, the Company had approximately 232 full-time employees. Approximately 135 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2018.

Executive Officers of the Registrant

This section provides information regarding the executive officers of the Company who are appointed by and serve at the pleasure of the Board of Directors:

Name	Age	Position

Earl R. Refsland	72	Director, President and Chief Executive Officer (1)
Andrew D. Riley	39	Vice President of Operations (2)
Daniel C. Dunn	55	Vice President of Finance, Chief Financial Officer, Secretary & Treasurer (3)

(1)	Mr. Refsland has been Director, President and Chief Executive Officer of the Company since September, 1999.

(2)	Mr. Riley has been Vice President — Operations since July, 2014. He previously held the position of Director of Operations and Plant Manager from January 2012 to July 2014. Prior to that time, Mr. Riley held multiple leadership positions at Owens Corning from 2005 to 2012.

(3)	Mr. Dunn has been Vice President — Finance, Chief Financial Officer, Secretary and Treasurer since July, 2001. He previously held the position of Director of Finance at MetalTek International from 1998 to 2001. Prior to that time, Mr. Dunn held the position of Corporate Controller at Allied Healthcare Products, Inc. from 1994 to 1998.

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

The U.S. healthcare environment is changing in many ways, some of which may not be favorable to us, as a result of federal healthcare legislation enacted in 2010.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements required due diligence efforts beginning in fiscal 2014, with initial disclosure requirements which began in May 2014. There were and continue to be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. The Company has determined that certain of the components it purchases during the most recent reporting year, less than 1.5% of all components purchased during such reporting year, contain conflict minerals. While no supplier has indicated that any necessary conflict minerals originated in any of the covered countries, the limited information provided by the suppliers in response to the survey in most cases did not identify the facilities used to process or the country of origin of the necessary conflict minerals in its products. As there may be only a limited number of suppliers offering ― “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

We have a history of net losses in fiscal 2013, 2014 and 2015 and we may not be able to return to profitability in the future, which may cause the market price of our common stock to decline.

We have a history of net losses. We reported net loss of $0.4 million in fiscal 2012, a net loss of $1.3 million in fiscal 2013, a net loss of $2.8 million in fiscal 2014 and a net loss of $1.8 million in fiscal 2015. We will need to generate and sustain increased sales levels in the future to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to improve our sales execution both domestically and internationally and also expand markets for our new ventilator products and our new carbon dioxide absorbent, Litholyme®. However, there is no guarantee that we will be successful in our efforts. We may also incur losses in the future for a number of reasons, including the other risks described in this Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company’s headquarters are located in St. Louis, Missouri and the Company maintains manufacturing facilities in Missouri and New York. Set forth below is certain information with respect to the Company’s manufacturing facilities at June 30, 2015.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Allied Healthcare Products, Inc. trades on the NASDAQ Global Market under the symbol AHPI. As of September 2, 2015, there were 136 record owners of the Company’s common stock. The following tables summarize information with respect to the high and low prices for the Company’s common stock as listed on the NASDAQ Global Market for each quarter of fiscal 2015 and 2014, respectively. The Company currently does not pay, and in the most recent fiscal years has not paid, any dividend on its common stock.

Common Stock Information

2015	High	Low	2014	High	Low
September quarter	$2.66	$1.95	September quarter	$2.93	$2.19
December quarter	$3.70	$1.29	December quarter	$2.60	$2.21
March quarter	$1.90	$1.32	March quarter	$3.90	$2.10
June quarter	$1.85	$1.37	June quarter	$2.72	$2.02

Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to the Company’s proxy statement for the 2015 annual meeting of stockholders, which will be filed within 120 days after June 30, 2015.

Item 6. Selected Financial Data

(In thousands, except per share data)
Year ended June 30,	2015	2014	2013	2012	2011
Statement of Operations Data
Net sales	$35,462	$36,371	$38,552	$43,446	$46,783
Cost of sales	28,392	29,057	30,310	33,485	35,781
Gross profit	7,070	7,314	8,242	9,961	11,002
Selling, general and administrative expenses	8,763	10,423	10,736	10,611	10,594
Income (loss) from operations	(1,693)	(3,109)	(2,494)	(650)	408
Interest expense	-	-	-	-	-
Interest income	(3)	(5)	(12)	(27)	(33)
Other, net	70	42	(485)	48	78
Income (loss) before provision for (benefit from) income taxes	(1,760)	(3,146)	(1,997)	(670)	363
Provision for (benefit from) income taxes	17	(340)	(740)	(246)	159
Net income (loss)	$(1,777)	$(2,806)	$(1,257)	$(424)	$204
Basic earnings (loss) per share	$(0.22)	$(0.35)	$(0.16)	$(0.05)	$0.03
Diluted earnings (loss) per share	$(0.22)	$(0.35)	$(0.16)	$(0.05)	$0.03
Basic weighted average common shares outstanding	8,027	8,027	8,071	8,124	8,107
Diluted weighted average common shares outstanding	8,027	8,027	8,071	8,124	8,125

(In thousands)
June 30,	2015	2014	2013	2012	2011
Balance Sheet Data
Working capital	$10,851	$11,390	$13,682	$16,006	$18,251
Total assets	24,989	26,032	29,339	31,477	31,845
Stockholders' equity	20,693	22,509	25,315	26,777	27,159

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company manufactures and markets respiratory products, including respiratory care products, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts and percentages of net sales attributable to respiratory care products, medical gas equipment and emergency medical products for the fiscal years ended June 30, 2015, 2014, and 2013.

Year ended June 30,	Dollars in thousands
	2015
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$9,222	26.0%
Medical gas equipment	18,772	52.9%
Emergency medical products	7,468	21.1%
Total	$35,462	100.0%

	Dollars in thousands
Year ended June 30,	2014
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$9,688	26.6%
Medical gas equipment	19,426	53.4%
Emergency medical products	7,257	20.0%
Total	$36,371	100.0%

	Dollars in thousands
Year ended June 30,	2013
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$8,944	23.2%
Medical gas equipment	21,871	56.7%
Emergency medical products	7,737	20.1%
Total	$38,552	100.0%

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by the various income and expense categories reflected in the Company’s Statement of Operations.

Year ended June 30,	2015	2014	2013

Net sales	100.0%	100.0%	100.0%
Cost of sales	80.1	79.9	78.6
Gross profit	19.9	20.1	21.4

Selling, general and administrative expenses	24.7	28.6	27.8
Loss from operations	(4.8)	(8.5)	(6.4)
Other, net	0.2	0.1	(1.3)
Loss before benefit from income taxes	(5.0)	(8.6)	(5.1)
Benefit from income taxes	0.0	(0.9)	(1.9)
Net loss	(5.0)%	(7.7)%	(3.2)%

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

The Company offers limited warranties on its products.  The standard warranty period is one year.  The Company’s cost of providing warranty service for its products for the years ended June 30, 2015, June 30, 2014, and June 30, 2013 was $176,169, $113,209, and $150,944, respectively.  The related liability for warranty service amounted to $130,000 at June 30, 2015 and 2014, respectively.

Inventory reserve for obsolete and excess inventory:

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. This analysis considers those identified inventory items to determine, in management’s best estimate, if parts can be used beyond one year, if there are alternate uses or at what values such parts may be disposed for. At June 30, 2015 and 2014, inventory is recorded net of a reserve for obsolete and excess inventory of $1.5 million and $1.4 million, respectively.

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

In light of its history of operating losses the Company does not rely on the existence of future taxable income as it currently cannot conclude future taxable income is likely to occur. The Company does rely on reversals of existing temporary deferred tax liabilities and tax planning strategies to the extent available to support the value of its existing deferred tax assets. As of June 30, 2015, the Company’s deferred tax assets exceeded the amount supportable through reversals of existing deferred tax liabilities and tax planning strategies causing a valuation allowance to be recorded against the excess deferred tax assets.

Accounts receivable net of allowances:

Accounts receivable are recorded net of an allowance for doubtful accounts, which is determined based on an analysis of past due accounts including accounts placed with collection agencies, and an allowance for returns and credits, which is based on historical analysis of credit memo data and returns. The Company maintains an allowance for doubtful accounts to reflect the uncollectibility of accounts receivable based on past collection history and specific risks indentified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. At June 30, 2015 and 2014, accounts receivable is recorded net of allowances of $170,000.

Valuation of Long-Lived Assets:

The impairment of long-lived assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable. This assessment is based on management’s expectations and judgments regarding future business and economic conditions, future market values and disposal costs. Actual results and events could differ significantly from management’s estimates. Based upon our most recent analysis, we believe that no impairment exists at June 30, 2015. There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

Self-insurance:

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2015 and 2014, the Company had approximately $195,000 and $150,000, respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

Share Based Compensation:

Allied calculates share based compensation using the Black-Sholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. For the twelve-month periods ended June 30, 2015, 2014, and 2013, Allied recorded approximately $5,000, $10,000 and $44,000, respectively, in share-based employee compensation. This compensation cost is included in the general and administrative expenses in the accompanying Statements of Operations.

Significant Factors Affecting Past and Future Operating Results

Agreement with Abbott Laboratories:

On August 27, 2004, the Company entered into an agreement with Abbott Laboratories (“Abbott”) pursuant to which Allied agreed to cease production of its product Baralyme®, and to effect the withdrawal of Baralyme® product held by distributors. The agreement permitted Allied to pursue the development of a new carbon dioxide absorbent product. Baralyme®, a carbon dioxide absorbent product, has been used safely and effectively in connection with inhalation anesthetics since its introduction in the 1920s. In recent years, the number of inhalation anesthetics has increased, giving rise to concerns regarding the use of Baralyme® in conjunction with these newer inhalation anesthetics if Baralyme® has been allowed, contrary to recommended practice, to become desiccated. The agreement also provided that, for a period of eight years, Allied would not manufacture, distribute, promote, market, sell, commercialize or donate any Baralyme® product or similar product based upon potassium hydroxide and will not develop or license any new carbon dioxide absorbent product containing potassium hydroxide.

In consideration of the foregoing, Abbott agreed to pay Allied an aggregate of $5,250,000 of which $1,530,000 was paid on September 30, 2004 and the remainder payable in four equal annual installments of $930,000 due on July 1, 2005 through July 1, 2008. The last installment due on July 1, 2008 was received by Allied on June 19, 2008.

The payments received from Abbott were recognized into income, as net sales, over the eight-year term of the agreement. Allied has no further obligations under this agreement which would require the Company to repay these amounts or otherwise impact this accounting treatment. During the fiscal years ended June 30, 2015, 2014, and 2013, Allied recognized $0, $0 and $114,700, respectively into income as net sales in each year.

In 2004, Allied’s sales of Baralyme® were approximately $2.0 million and contributed approximately $0.6 million in pre-tax earnings and cash flow from operations. The $5,250,000 Allied received from Abbott was recognized into income over the eight-year term of the agreement. The net cash flow realized by Allied under the agreement with Abbott was substantially equivalent to the net cash flow Allied would have expected to realize from continued manufacture and sales of Baralyme® during the initial five years of the period. The agreement with Abbott expired in August 2012 and the Company has not recognized further income from the agreement since such expiration.

Medical Device Tax:

Beginning January 1, 2013, the Healthcare Reform Act imposed a tax to be paid by medical device manufacturers equal to 2.3% of the sale price of medical devices. Many of our products are subject to this tax. For the years ended June 30, 2015 and 2014, the Company recorded an expense of approximately $300,000 and $292,000, respectively. For the six-month period that the law was in place during the year ended June 30, 2013, the Company recorded an expense of approximately $153,000.

Fiscal 2015 Compared to Fiscal 2014

The Company had a loss of $1.8 million before taxes for fiscal 2015, compared to a loss of $3.1 million before taxes for fiscal 2014. It recorded an income tax provision of $16,596 in fiscal 2015, compared to an income tax benefit of $0.3 million in fiscal 2014.

As previously disclosed in the Company’s annual report on Form 10-K for the 2013 fiscal year, the realization of the Company’s deferred tax assets have been based on the reversal of existing temporary deferred tax liabilities and tax planning strategies. For the year ended June 30, 2014 the Company’s tax benefit of cumulative losses exceeded the supportable value of the deferred tax assets and a valuation allowance of $800,203 had been established.  For the year ended June 30, 2015 the Company recorded an additional allowance of $618,709. To the extent that the Company’s losses continue, the tax benefit of those losses would be fully offset by a valuation allowance.

Net sales for fiscal 2015 of $35.5 million were $0.9 million or 2.5% less than net sales of $36.4 million in fiscal 2014. Domestically, sales increased by $0.1 million dollars. Internationally, sales decreased by $1.0 million. International business is dependent upon hospital construction projects, and the development of medical facilities in those regions in which the Company operates.

Orders for the Company’s products for the year ended June 30, 2015 of $36.4 million were $0.2 million or 0.6% higher than orders for the year ended June 30, 2014 of $36.2 million. Customer purchase order releases for the year ended June 30, 2015 of $34.9 million were $0.4 million or 1.1% lower than customer purchase order releases of $35.3 million from the prior fiscal year. Customer purchase order releases depend on the scheduling practices of individual customers. Lower customer releases, despite higher customer orders, led to lower sales.

Respiratory care product sales in fiscal 2015, which include homecare products, were $9.2 million, which is $0.5 million, or 5.2% lower than sales of $9.7 million in the prior year. Respiratory care products also include carbon dioxide absorbents.

Allied continues to sell Carbolime®, a carbon dioxide absorbent with a different formulation than Baralyme®, as well as Litholyme®, a new premium carbon dioxide absorbent. For the year ended June 30, 2015 the Company had carbon dioxide absorbent sales of Carbolime® and Litholyme® of $3.4 million dollars, compared with $3.5 million for the year ended June 30, 2014.

Medical gas equipment sales, which include construction products, of $18.8 million in fiscal 2015 were approximately $0.6 million, or 3.1% lower than prior year levels of $19.4 million. Domestically, sales of medical gas equipment in fiscal 2015 were $0.4 million higher than in the prior year. Internationally, sales of medical gas equipment in fiscal 2015 were approximately $1.0 million lower than in the prior year, primarily as a result of lower international customer releases. The Company continues to implement improvements to the sales management process which are intended to improve sales performance and increase market share of medical gas equipment sales.

Emergency medical product sales in fiscal 2015 of $7.5 million were $0.2 million or 2.7% higher than fiscal 2014 sales of $7.3 million. International sales of emergency medical products increased by $0.2 million from the prior year while domestic sales were flat.

International sales, which are included in the product lines discussed above, decreased $1.0 million, or 10.9%, to $8.2 million in fiscal 2015 compared to sales of $9.2 million in fiscal 2014. In fiscal 2015, international sales of medical gas equipment, including construction products, decreased by $1.1 million dollars, and sales of respiratory care products decreased by approximately $0.1 million. International sales of emergency products increased by approximately $0.2 million. International orders of $9.0 million dollars were down $0.1 million from prior year orders of $9.1 million dollars. This difference between International orders and sales reflects the timing of customer releases of orders for shipment, and an increase in backlog. As discussed above, the Company’s international shipments are dependent on hospital construction projects and the expansion of medical care in those regions. The decrease in international sales was concentrated in Latin America in 2015.

Gross profit in fiscal 2015 was $7.1 million, or 19.9% of sales, compared to a gross profit of $7.3 million, or 20.1% of sales in fiscal 2014. Gross profit was negatively impacted by the decrease in sales and production during the period. Gross margins were favorably impacted by approximately $0.2 million in cost improvements from lower commodity costs, purchasing improvements, and improvements in operating efficiencies. The Company continues to review the cost of production and seek opportunities to lower those costs. Gross profit for 2015 was negatively impacted by approximately $300,000, as a result of Medical Device Excise Tax (MDET) expense versus a negative impact of $292,000 in 2014. Under the Patient Protection and Affordable Care Act, beginning on January 1, 2013, this tax is imposed on all U.S. sales of certain medical devices at the rate of 2.3% of the sale price of covered products.

The Company invested $0.1 million in capital expenditures in fiscal 2015 compared to $0.4 million in fiscal 2014 for manufacturing equipment, plant maintenance, and computer systems.. The Company continues to control cost and actively pursue methods to reduce its costs through automation and process changes.

Selling, General, and Administrative (“SG&A”) expenses for fiscal 2015 were $8.8 million compared to SG&A expenses of $10.4 million in fiscal 2014. Personnel cost, primarily salaries and fringe benefits, decreased by approximately $0.6 million, as a result of staffing reductions in fiscal 2014. Legal expense decreased by approximately $0.7 million and travel expense decreased by approximately $0.2 million.

Interest income in fiscal 2015 was approximately $3,000 compared to interest income of $5,000 in fiscal 2014. Other expenses for the year ended June 30, 2015 was approximately $70,000, compared to approximately $42,000 in fiscal 2014.

The Company’s effective tax rate in 2015 was a provision of 1% caused by the recognition of certain state taxes, compared to a benefit of 11% in 2014. The benefit of its net operating loss carryforward was fully reserved in 2015. In 2014 a portion of the net operating loss benefit was recognized.

Net loss in fiscal 2015 was $1.8 million or $0.22 per basic and diluted earnings per share, a decrease from a net loss of $2.8 million, or $0.35 per basic and diluted earnings per share in fiscal 2014. In 2015 and 2014 the weighted number of shares used in the calculation of basic and diluted earnings per share was 8,027,147.

Fiscal 2014 Compared to Fiscal 2013

The Company had a loss of $3.1 million before taxes for fiscal 2014, compared to a loss of $2.0 million before taxes for fiscal 2013. It recorded an income tax benefit of $0.3 million in fiscal 2014, compared to an income tax benefit of $0.7 million in fiscal 2013.

As previously disclosed in the Company’s annual report on Form 10-K for the 2013 fiscal year, the realization of the Company’s deferred tax assets have been based on the reversal of existing temporary deferred tax liabilities and tax planning strategies. For the year ended June 30, 2014 the Company’s tax benefit of cumulative losses exceeded the supportable value of the deferred tax assets and a valuation allowance of $800,203 had been established.

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

Respiratory care product sales, which included homecare products in 2014, were $9.7 million, which was $0.8 million, or 9.0% higher than sales of $8.9 million in the prior year.

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

Emergency medical product sales in fiscal 2014 of $7.3 million were $0.4 million or 5.2% lower than fiscal 2013 sales of $7.7 million. International sales of emergency medical products decreased by $0.2 million from the prior year while domestic sales decreased by $0.2 million. The Company believes that domestic demand for these products, which are normally largely consumed by local agencies, was impacted in 2014 by economic conditions.

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

Financial Condition, Liquidity and Capital Resources

The following table sets forth selected information concerning Allied's financial condition at June 30:

Dollars in thousands	2015	2014	2013
Cash & cash equivalents	$2,040	$1,367	$3,688
Working Capital	$10,851	$11,390	$13,682
Total Debt	$-	$-	$-
Current Ratio	3.53:1	4.23:1	4.40:1

The Company’s working capital was $10.8 million at June 30, 2015 compared to $11.4 million at June 30, 2014. Accounts Payable increased by approximately $0.3 million, Accrued Liabilities increased by approximately $0.5 million and Inventory decreased by $0.2 million. During fiscal 2015, these decreases in working capital were offset by a $0.7 million increase in Cash. Accounts Receivable was $3.6 million at June 30, 2015, a decrease from $3.7 million at June 30, 2014. Accounts Receivable as measured in days sales outstanding (“DSO”) is 37 DSO at June 30, 2015, up from 36 DSO at June 30, 2014. The Company does adjust product forecast, order quantities, and safety stock based on changes in demand patterns in order to manage inventory levels.

The net increase in Cash for the fiscal year ended June 30, 2015 was $0.7 million. The net decrease in Cash for the fiscal year ended June 30, 2014 was $2.3 million. Cash flows provided by operating activities were approximately $0.8 million for fiscal 2015 compared to cash flows used by operating activities of approximately $1.9 million for fiscal 2014. This increase in Cash provided by operating activities includes a $1.0 million decrease in net loss, a decrease in Inventory of $0.2 million, an increase in Accounts Payable of approximately $0.3 million, and an increase of Other Accrued Liabilities of $0.5 million. The change in Accounts Payable is primarily the result of the timing of payments between the two years, as the Company did not change its payment terms or policies.

Cash flows used by operating activities for the fiscal year ended June 30, 2014 consisted of a net loss of $2.8 million, supplemented by $1.3 million in non-cash charges to operations for amortization and depreciation. Cash was used to make capital expenditures of $0.1 million in fiscal 2015 and $0.4 million in 2014.

The Company is party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”) pursuant to which the Company obtained a secured revolving credit facility with borrowing availability of up to $5,000,000 (the “Credit Facility”). At June 30, 2015, the Company had $5,000,000 available for borrowing on the line of credit. The Company’s obligations under the Credit Facility are secured by certain assets of the Company pursuant to the terms and subject to the conditions set forth in the Credit Agreement.

The Credit Facility was amended on November 10, 2014 extending the maturity date to November 9, 2015. The Credit Facility will be available on a revolving basis until it expires on November 9, 2015, at which time all amounts outstanding under the Credit Facility will be due and payable. Advances under the Credit Facility will be made pursuant to a Revolving Credit Note (as defined in the Credit Agreement) executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to 3.50% in excess of the 30-day LIBOR rate. Advances may be prepaid in whole or in part without premium or penalty

Under the Credit Agreement, advances are generally subject to customary borrowing conditions. The Credit Agreement also contains covenants with which the Company must comply during the term of the Credit Facility. Among other things, such covenants restrict the Company’s ability to incur certain additional debt; make specified restricted payments, dividends, and capital expenditures; authorize or issue capital stock; enter into certain transactions with affiliates; consolidate or merge with or acquire another business; sell certain of its assets or dissolve or wind up the Company. The Credit Agreement also contains certain events of default that are customary for financings of this type including, without limitation: the failure to pay principal, interest, fees or other amounts when due; the breach of specified representations or warranties contained in the loan documents; cross-default with certain other indebtedness of the Company; the entry of uninsured judgments that are not bonded or stayed; failure to comply with the observance or performance of specified agreements contained in the loan documents; commencement of bankruptcy or other insolvency proceedings; and the failure of any of the loan documents entered into in connection with the Credit Facility to be in full force and effect. After an event of default, and upon the continuation thereof, the principal amount of all loans made under the Credit Facility would bear interest at a rate per annum equal to 4.00% above the otherwise applicable interest rate (provided, that the interest rate may not exceed the highest rate permissible under law), and the lender would have the option to accelerate maturity and payment of the Company’s obligations under the Credit Facility.

The 30-day LIBOR rate was 0.19% on June 30, 2015.

At June 30, 2015, the Company had no aggregate indebtedness, including capital lease obligations, short-term debt, and long term debt.

The Company was in compliance with all of the covenants associated with the Credit Facility at June 30, 2015.

The following table summarizes the Company’s contractual obligations at June 30, 2015:

Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Long-Term Debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	$165,477	$59,567	$105,910	-	-
Unconditional Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations	-	-	-	-	-
Total Contractual Cash Obligations	$165,477	$59,567	$105,910	$-	$-

Capital expenditures were $0.1 million, $0.4 million, and $1.4 million in fiscal 2015, 2014, and 2013, respectively. The Company made these capital expenditures with an aim to improve efficiency, save costs, develop new products, and maintain plant capacity. The Company believes that cash flows from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures of $0.1 million in 2016.

Cash flows from operations may be negatively impacted by decreases in sales, market conditions, and adverse changes in working capital. In the event that economic conditions were to severely worsen for a protracted period of time, we believe that we would be able to negotiate an amendment and waiver to our existing credit facility or procure a replacement credit facility, and our borrowing capacity under those arrangements would provide sufficient financial flexibility. The Company would have options available to ensure liquidity in addition to increased borrowing. At June 30, 2015, the Company had no bank debt. During fiscal 2015, 2014 and 2013 there were no borrowings or repayments under the credit agreement.

The Company’s credit facility will be available until it expires on November 9, 2015. Based on discussions with the Bank, the Company believes it will be able to negotiate an amendment with the Bank extending the term of the credit facility.

Inflation has not had a material effect on the Company's business or results of operations. The Company makes its foreign sales in U.S. dollars and, accordingly, sales proceeds are not affected by exchange rate fluctuations, although the effect on its customers does impact the pace of incoming orders.

Quarterly Results

The following table sets forth selected operating results for the eight quarters ended June 30, 2015. The information for each of these quarters is unaudited, but includes all normal recurring adjustments which the Company considers necessary for a fair presentation thereof. These operating results, however, are not necessarily indicative of results for any future period. Further, operating results may fluctuate as a result of the timing of orders, the Company’s product and customer mix, the introduction of new products by the Company and its competitors, and overall trends in the health care industry and the economy. While these patterns have an impact on the Company’s quarterly operations, the Company is unable to predict the extent of this impact in any particular period.

Dollars in thousands, except per share data

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Three months ended,	2015	2015	2014	2014	2014	2014	2013	2013
Net sales	$9,114	$8,503	$9,000	$8,845	$9,798	$9,116	$8,749	$8,708

Gross profit	1,638	1,699	2,158	1,575	1,861	1,748	1,944	1,761

Loss from operations	(472)	(489)	(35)	(698)	(395)	(960)	(892)	(862)

Net loss	(521)	(503)	(45)	(708)	(347)	(969)	(899)	(591)

Basic loss per share	(0.06)	(0.06)	(0.01)	(0.09)	(0.04)	(0.12)	(0.11)	(0.07)

Diluted loss per share	(0.06)	(0.06)	(0.01)	(0.09)	(0.04)	(0.12)	(0.11)	(0.07)

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2015, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the commercial bank’s “floating reference rate” or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at June 30, 2015. Allied has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 8. Financial Statements and Supplementary Data

The following described financial statements of Allied Healthcare Products, Inc. are included in response to this item:

Report of Independent Registered Public Accounting Firm.

Statement of Operations for the fiscal years ended June 30, 2015, 2014 and 2013.

Balance Sheet for the fiscal years ended June 30, 2015 and 2014.

Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2015, 2014 and 2013.

Statement of Cash Flows for the fiscal years ended June 30, 2015, 2014 and 2013.

Notes to Financial Statements.

Schedule of Valuation and Qualifying Accounts and Reserves for the years ended June 30, 2015, 2014 and 2013.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Allied Healthcare Products, Inc.

We have audited the accompanying balance sheet of Allied Healthcare Products, Inc. (the Company) as of June 30, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2015. In connection with our audits of the financial statements, we also have audited the related financial statement schedule of valuation and qualifying accounts and reserves for the years ended June 30, 2015, 2014 and 2013. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Healthcare Products, Inc. as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ RubinBrown LLP

St. Louis, Missouri

September 25, 2015

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

Year ended June 30,	2015	2014	2013

Net sales	$35,461,769	$36,370,616	$38,551,774
Cost of sales	28,392,171	29,056,367	30,309,484
Gross profit	7,069,598	7,314,249	8,242,290

Selling, general and administrative expenses	8,763,335	10,423,133	10,735,806
Loss from operations	(1,693,737)	(3,108,884)	(2,493,516)

Other (income) expenses:
Interest income	(3,041)	(4,818)	(12,006)
Interest expense	-	-	-
Other, net	70,018	41,660	(484,699)
	66,977	36,842	(496,705)

Loss before provision for (benefit from) income taxes	(1,760,714)	(3,145,726)	(1,996,811)
Provision for (benefit from) income taxes	16,596	(339,813)	(740,038)
Net loss	$(1,777,310)	$(2,805,913)	$(1,256,773)

Basic loss per share:	$(0.22)	$(0.35)	$(0.16)
Diluted loss per share:	$(0.22)	$(0.35)	$(0.16)
Weighted average shares outstanding – Basic	8,027,147	8,027,147	8,070,645
Weighted average shares outstanding – Diluted	8,027,147	8,027,147	8,070,645

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

	June 30, 2015	June 30, 2014

ASSETS

Current assets:
Cash and cash equivalents	$2,039,946	$1,366,762
Accounts receivable, net of allowances of $170,000	3,574,674	3,713,105
Inventories, net	9,190,911	9,406,098
Income tax receivable	12,487	17,166
Other current assets	328,756	410,098
Total current assets	15,146,774	14,913,229

Property, plant and equipment, net	7,821,206	8,935,601
Deferred income taxes	1,889,872	1,996,434
Other assets, net	131,615	187,163
Total assets	$24,989,467	$26,032,427

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,368,797	$1,068,222
Other accrued liabilities	2,159,566	1,624,186
Deferred income taxes	767,907	830,946
Total current liabilities	4,296,270	3,523,354

Commitments and contingencies (Notes 4 and 10)

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,427,878 shares issued at June 30, 2015 and June 30, 2014; 8,027,147 shares outstanding at June 30, 2015 and June 30, 2014	104,279	104,279
Additional paid-in capital	48,546,670	48,585,236
Accumulated deficit	(6,976,964)	(5,199,654)
Less: treasury stock, at cost; 2,400,731 shares at
June 30, 2015 and 2014	(20,980,788)	(20,980,788)
Total stockholders' equity	20,693,197	22,509,073
Total liabilities and stockholders' equity	$24,989,467	$26,032,427

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance, June 30, 2012	$104,279	$48,540,802	$(1,136,968)	$(20,731,428)	$26,776,685

Purchases of treasury stock	-	-	-	(249,360)	(249,360)

Stock based compensation	-	44,197	-	-	44,197

Net loss for the year ended
June 30, 2013	-	-	(1,256,773)	-	(1,256,773)
Balance, June 30, 2013	104,279	48,584,999	(2,393,741)	(20,980,788)	25,314,749

Stock based compensation	-	9,655	-	-	9,655

Reversal of deferred tax provision, stock options forfeited	-	(9,418)	-	-	(9,418)

Net loss for the year ended
June 30, 2014	-	-	(2,805,913)	-	(2,805,913)
Balance, June 30, 2014	104,279	48,585,236	(5,199,654)	(20,980,788)	22,509,073

Stock based compensation	-	4,956	-	-	4,956

Reversal of deferred tax provision, stock options forfeited	-	(43,522)	-	-	(43,522)

Net loss for the year ended
June 30, 2015	-	-	(1,777,310)	-	(1,777,310)
Balance, June 30, 2015	$104,279	$48,546,670	$(6,976,964)	$(20,980,788)	$20,693,197

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

Year ended June 30,	2015	2014	2013

Cash flows from operating activities:
Net loss	$(1,777,310)	$(2,805,913)	$(1,256,773)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,311,111	1,280,796	1,306,044
Stock based compensation	4,956	9,655	44,197
Provision for doubtful accounts and sales returns and allowances	61,877	18,852	10,372
Deferred tax benefit	-	(352,746)	(757,699)

Changes in operating assets and liabilities:
Accounts receivable	76,554	490,013	741,251
Inventories	215,187	(67,755)	662,883
Income tax receivable	4,679	19,600	9,276
Other current assets	81,340	10,880	(20,301)
Accounts payable	300,575	(248,980)	(479,942)
Deferred revenue	-	-	(114,700)
Other accrued liabilities	535,381	(237,055)	(124,338)
Net cash provided by (used in) operating activities	814,350	(1,882,653)	20,270

Cash flows from investing activities:
Capital expenditures	(141,166)	(438,504)	(1,367,534)
Net cash used in investing activities	(141,166)	(438,504)	(1,367,534)

Cash flows from financing activities:
Purchases of treasury stock	-	-	(249,360)
Net cash used in financing activities	-	-	(249,360)

Net increase (decrease) in cash and cash equivalents	673,184	(2,321,157)	(1,596,624)
Cash and cash equivalents at beginning of year	1,366,762	3,687,919	5,284,543
Cash and cash equivalents at end of year	$2,039,946	$1,366,762	$3,687,919

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$15,987	$17,999	$1,450
Non-cash investing and financing activity
Deferred tax provision on stock options forfeited and reclassified to additional paid in capital	$43,522	$9,418	$-

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization

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

Allied offers limited warranties on its products.  The standard warranty period is one year.  The Company’s cost of providing warranty service for its products for the years ended June 30, 2015, 2014, and 2013 was $176,169, $113,209, and $150,944, respectively.  The related liability for warranty service amounted to $130,000 at June 30, 2015 and 2014.

Marketing and Advertising Costs

Promotional and advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Statement of Operations. Advertising expenses for the years ended June 30, 2015, 2014 and 2013 were $32,675, $17,904, and $46,691, respectively.

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

Accounts receivable and concentrations of credit risk

Accounts receivable are recorded at the invoiced amount. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses based on past experience and an analysis of current amounts due, and historically such losses have been within management's expectations. The Company maintains an allowance for doubtful accounts to reflect the uncollectibility of accounts receivable based on past collection history and specific risks indentified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. The Company’s customers can be grouped into three main categories: medical equipment distributors, construction contractors and health care institutions. At June 30, 2015, the Company believes that it has no significant concentration of credit risk.

Inventories

Inventories are stated at the lower of cost, determined using the last-in, first-out (“LIFO”) method, or market. If the first-in, first-out method (which approximates replacement cost) had been used in determining cost, inventories would have been $2,383,104 and $2,473,787 higher at June 30, 2015 and 2014, respectively. Changes in the LIFO reserve are included in cost of sales. Cost of sales was reduced by $0, $0, and $171,918 in fiscal 2015, 2014, and 2013 respectively, as a result of LIFO liquidations. Costs in inventory include raw materials, direct labor and manufacturing overhead.

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. The reserve for obsolete and excess inventory was $1,472,956 and $1,433,718 at June 30, 2015 and 2014, respectively.

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

Impairment of long-lived assets

The Company evaluates impairment of long-lived assets under the provisions of ASC Topic 360: “Property, Plant and Equipment.” ASC 360 provides a single accounting model for long-lived assets to be disposed of and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under ASC 360, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss will be recognized. No impairment losses of long-lived assets or identifiable intangibles were recorded by the Company for fiscal years ended June 30, 2015, 2014, and 2013.

Collective Bargaining Agreement

At June 30, 2015, the Company had approximately 232 full-time employees. Approximately 135 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2018.

Self-insurance

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2015 and 2014, the Company had $195,000 and $150,000 respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

Fair value of financial instruments

The Company’s financial instruments include cash, accounts receivable and accounts payable. The carrying amounts for cash, accounts receivable and accounts payable approximate their fair value due to the short maturity of these instruments.

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

In light of its history of operating losses the Company does not rely on the existence of future taxable income as it currently cannot conclude future taxable income is likely to occur. The Company does rely on reversals of existing temporary deferred tax liabilities and tax planning strategies to the extent available to support the value of its existing deferred tax assets. As of June 30, 2014, the Company’s deferred tax assets exceeded the amount supportable through reversals of existing deferred tax liabilities and tax planning strategies causing for a valuation allowance to be recorded against the excess deferred tax assets. The inability to utilize net operating losses continued as of June 30, 2015 and a full valuation allowance was recorded equal to the net amount of deferred tax assets recognized in 2015.

The Company recognizes tax liabilities when, despite the Company’s belief that its tax return positions are supportable, the Company believes that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. To the extent the Company deems it necessary to record a liability for its tax positions, the current portion of the liability is included in income taxes payable and the noncurrent portion is included in other liabilities on the balance sheet. If upon the final tax outcome of these matters the ultimate liability is different than the amounts recorded, such differences are reflected in income tax expense in the period in which such determination is made. The Company files a federal and multiple state income tax returns. The Company’s federal and state income tax returns are open for fiscal years ending after June 30, 2012.

The Company classifies interest expenses on taxes payable as interest expense. Penalties are classified as a component of other expenses.

Research and development costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses for the years ended June 30, 2015, 2014 and 2013 were $528,285, $657,356, and $937,598, respectively.

Earnings per share

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The weighted average number of basic and diluted shares outstanding for the years ended June 30, 2015, 2014 and 2013 was 8,027,147, 8,027,147 and 8,070,645 shares, respectively. The dilutive effect of the Company's employee and director stock option plans are determined by use of the treasury stock method. There are no potential common shares not included in the calculation of net loss per share, as their effect would be anti-dilutive for the years ended June 30, 2015, 2014 and 2013 respectively.

The following information is necessary to calculate earnings per share for the periods presented:

Year ended June 30,	2015	2014	2013

Net loss, as reported	$(1,777,310)	$(2,805,913)	$(1,256,773)

Weighted average common shares outstanding	8,027,147	8,027,147	8,070,645
Effect of dilutive stock options	-	-	-
Weighted average diluted common shares outstanding	8,027,147	8,027,147	8,070,645

Net loss per common share
Basic	$(0.22)	$(0.35)	$(0.16)
Diluted	$(0.22)	$(0.35)	$(0.16)

Employee stock options excluded from computation of diluted income per share amounts because their effect would be anti-dilutive	-	-	-

Employee stock-based compensation

The company follows the provisions of ASC Topic 718: “Compensation – Stock Compensation”, which sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of the stock options and other equity-based compensation.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions utilized in the Black-Scholes option pricing model for options granted during the fiscal years ended June 30, 2015, 2014 and 2013.

	2015	2014	2013

Weighted-average fair value	$0.70	$1.04	$1.15
Weighted-average volatility	44%	45%	46%
Weighted-average expected life (in years)	6.0	6.0	6.0
Weighted-average risk-free interest rate	1.85%	1.68%	0.93%
Dividend yield	0%	0%	0%

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

Share-based compensation expense included in the Statement of Operations for the fiscal years ended June 30, 2015, 2014 and 2013 was approximately $5,000, $10,000 and $44,000, respectively. Unrecognized shared-based compensation cost related to unvested stock options as of June 30, 2015 amounts to approximately $1,000. The cost is expected to be recognized over the next fiscal year.

The Company recognized an income tax benefit for share-based compensation arrangements of approximately $4,000 and $18,000 for the years ended June 30, 2014 and 2013, respectively. The income tax benefit for the year ended June 30, 2015 of approximately $2,000 was fully offset by an increase in the deferred tax asset valuation allowance.

No stock options were exercised during fiscal years 2015, 2014 and 2013.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2014-09, “Revenue from Contracts with Customers.” This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. On July 9, 2015 the FASB voted to defer the effective date of this standard by one year to December 15, 2017 for the interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU. We are currently evaluating which transition approach to use and the full impact this ASU will have on our future financial statements.

In August 2014, the FASB issued ASU No. 2014-15, to communicate amendments to FASB Account Standards Codification Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The ASU requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. Management will have to make certain disclosures if it concludes that substantial doubt exists or when it plans to alleviate substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in 2017. Early adoption is permitted. We currently believe there will be no impact on our financial statement disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This ASU requires companies to present debt issuance costs as a direct deduction from the carrying value of that debt liability. ASU 2015-03 does not impact the recognition and measurement guidance for debt issuance costs. This ASU is effective for annual reporting periods beginning after December 15, 2015 and early adoption is permitted. Accordingly, we will adopt this ASU on July 1, 2016. Companies are required to use a retrospective approach and we are currently evaluating the impact to our future financial statements.

In July 2015, the FASB issued ASU No. 2015-11 to simplify the subsequent measurement of inventory. Under this new standard, an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments in this guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact to our future financial statements.

3.	Financing

The Company is party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”) pursuant to which the Company obtained a secured revolving credit facility. Currently the agreement provides for borrowing availability of up to $5,000,000 (the “Credit Facility”). At June 30, 2015, the Company had $5,000,000 available for borrowing on the line of credit. The Company’s obligations under the Credit Facility are secured by certain assets of the Company pursuant to the terms and subject to the conditions set forth in the Credit Agreement.

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

The 30-day LIBOR rate was 0.19% on June 30, 2015.

At June 30, 2015 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the covenants associated with the Credit Facility at June 30, 2015.

4.	Lease Commitments

The Company leases certain of its equipment under non-cancelable operating lease agreements. Minimum lease payments under operating leases at June 30, 2015 are as follows:

Operating
Fiscal Year	Leases

2016	59,567
2017	52,238
2018	49,852
2019	3,820
Total minimum lease payments	$165,477

Rental expense incurred on operating leases in fiscal 2015, 2014, and 2013 totaled $184,151, $236,826 and $255,517, respectively.

5.	Income Taxes

The provision for (benefit from) income taxes consists of the following:

38

	2015	2014	2013
Current:
Federal	$-	$-	$-
State	16,596	12,933	17,661
Total current	16,596	12,933	17,661

Deferred:
Federal	(552,167)	(1,050,750)	(698,712)
State	(66,542)	(102,199)	(58,987)
Valuation Allowance	618,709	800,203	-
Total deferred	-	(352,746)	(757,699)
	$16,596	$(339,813)	$(740,038)

A reconciliation of income taxes, with the amounts computed at the statutory federal rate is as follows:

	2015	2014	2013

Computed tax at federal statutory rate	$(598,643)	$(1,069,547)	$(678,916)
State income taxes, net of federal tax (benefit) provision	(29,799)	(62,712)	(32,502)
Non deductible expenses	14,683	18,141	20,162
Federal research credit	(6,738)	(15,328)	(43,095)
Other, net	18,384	(10,570)	(5,687)
Valuation Allowance	618,709	800,203	-
Total	$16,596	$(339,813)	$(740,038)

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of June 30, 2015 and 2014 are as follows:

	2015		2014
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities

Current:
Bad debts	$40,000	$—	$40,000	$—
Prepaid expenses	—	20,093	—	22,971
Accrued liabilities	352,469	—	304,747	—
Inventory	—	1,140,283	—	1,152,722
	392,469	1,160,376	344,747	1,175,693

Non Current:
Depreciation	—	470,768	—	535,510
Net operating loss and credit carryforwards	3,522,219	—	2,987,082	—
Intangible assets	2,471	—	1,306	—
Accrued pension liability	27,656	—	29,700	—
Stock options	321,845	—	363,385	—
Other	—	94,639	—	49,327
	3,874,191	565,407	3,381,473	584,837
Valuation Allowance	(1,418,912)	—	(800,203)	—
Total deferred taxes	$2,847,748	$1,725,783	$2,926,017	$1,760,530

At June 30, 2015, there were $9.1 million dollars of federal net operating loss carryforwards which will expire in 2031 through 2035. In addition, the Company has state tax net operating losses of approximately $7.4 million that expire in varying years from 2029 through 2035.

The Company files a federal and multiple state income tax returns. The Company’s federal and state income tax returns are open for fiscal years ending after June 30, 2012.

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at June 30, 2015 and 2014.

6.	Employee Retirement Benefits

The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code to certain eligible salaried employees. Each employee may elect to enter a written salary deferral agreement under which a portion of such employee's pre-tax earnings may be contributed to the plan.

During the fiscal years ended June 30, 2015, 2014 and 2013, the Company made contributions of $221,508, $277,374, and $278,212, respectively, to the retirement savings plan. The Company contributes 2% of eligible salaried employee’s annual income to the plan. In addition, the Company provides a 25% match on the first 8% of employee deferrals for eligible employees.

The risk of participating in multi-employer pension plan is different from single-employer plans. Assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

The Company’s participation in a multi-employer pension plan for the year ended June 30, 2015, is outlined in the table below. The “EIN/PN” column provides the Employee Identification Number (EIN) and the three-digit plan number (PN). The most recent Pension Protection Act (PPA) zone status for 2014 and 2013 is for the plan year-ends as indicated below. The zone status is based on information that the Company obtained from the annual funding notice for District No. 9 International Association of Machinists and Aerospace Workers Pension Trust . Among other factors, plans in the red zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-bargaining agreement (CBA) to which the plan is subject.

		PPA Zone Status			Contributions by the Company
				FIP/RP
				Status
				Pending/				Surcharge	Expiration
Pension Trust Fund	EIN/PN	2014	2013	Implemented	2015	2014	2013	Imposed	Date of CBA

District No. 9	51-0138317/001	Green	Green
International Association of Machinist and Aerospace Workers Pension Plan		12/31/2013	12/31/2012	N/A	$287,385	$293,377	$309,373	No	5/31/2018

The Company was not listed in the Form 5500 for the above plan as of the plan year ends as providing more than 5 percent of total contributions.

7.	Stock Based Compensation

The Company has established a 1999 Incentive Stock Plan and a 2009 Incentive Stock Plan (collectively the “Employee Plans”). The Employee Plans provide for the granting of options to the Company's executive officers and key employees to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 1,600,000 shares of common stock may be granted under the Employee Plans. Options generally become exercisable ratably over a four year period or one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the first or second anniversary of the date granted. The right to exercise the options generally expires in ten years from the date of grant, or earlier if an option holder ceases to be employed by the Company.

In addition, the Company has established a 2005 Directors Non-Qualified Stock Option Plan and a 2013 Incentive Plan for Non-Employee Directors (collectively the “Directors Plans”). The Directors Plans provide for the granting of options to the Company's directors who are not employees of the Company to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 150,000 shares of common stock may be granted under the Directors Plans. Options shall become exercisable with respect to one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the second anniversary of the date granted, except for certain options which become exercisable with respect to all of the shares covered thereby one year after the grant date. The right to exercise the options expires in ten years from the date of grant, or earlier if an option holder ceases to be a director of the Company.

Upon stock-settled compensation exercises and awards, the Company issues new shares of common stock.

A summary of stock option transactions in fiscal 2013, 2014 and 2015, respectively, pursuant to the Employee Plans and the Directors Plans is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

June 30, 2012	468,000	$4.35
Options Granted	6,000	$2.59
Options Exercised	0	$0.00
Options Forfeited or Expired	(1,500)	$2.90
June 30, 2013	472,500	$4.34	3.2	$960

Options Granted	6,000	$2.31
Options Exercised	0	$0.00
Options Forfeited or Expired	(12,500)	$4.74
June 30, 2014	466,000	$4.30	2.3	$660

Options Granted	6,000	$1.58
Options Exercised	0	$0.00
Options Forfeited or Expired	(49,000)	$4.80
June 30, 2015	423,000	$4.20	1.3	$-
Exercisable at June 30, 2015	417,000	$4.24	1.2	$-

The following table provides additional information for options outstanding and exercisable at June 30, 2015:

Options Outstanding

Range of Exercise Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
1.58 - 4.24	60,000	6.6 years	$3.16
4.25 - 4.25	320,000	0.2 years	$4.25
4.26 - 6.84	43,000	2.3 years	$5.30

$1.58 - 6.84	423,000	1.3 years	$4.20

Options Exercisable

Range of Exercise Prices	Number	Weighted Average Exercise Price

1.58 - 4.24	54,000	$3.33
4.25 - 4.25	320,000	$4.25
4.26 - 6.84	43,000	$5.30

$1.58 - 6.84	417,000	$4.24

See Note 2 for discussion of accounting for stock awards and related fair value disclosures.

8.	Supplemental Balance Sheet Information

		June 30,
		2015	2014
Inventories
Work in progress		$545,410	$616,474
Component parts		7,721,413	7,605,543
Finished goods		2,397,044	2,617,799
Reserve for obsolete and excess inventory		(1,472,956)	(1,433,718)
		$9,190,911	$9,406,098

	Estimated
	Useful Life
	(years)
Property, plant and equipment
Machinery and equipment	3-10	$14,693,789	$14,609,438
Buildings	28-35	13,052,328	13,048,090
Land and land improvements	5-7	934,216	934,216

Total property, plant and equipment at cost		28,680,333	28,591,744
Less accumulated depreciation and amortization		(20,859,127)	(19,656,143)
		$7,821,206	$8,935,601

Depreciation expense was approximatley $1.3 million, $1.2 million, and $1.2 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

Other accrued liabilities
Accrued compensation expense	$1,201,099	$1,064,354
Customer deposits	589,276	252,496
Other	369,191	307,336
	$2,159,566	$1,624,186

9.	Demutualization of Product Liability Insurer

The Company’s product liability insurer, Medmarc Insurance Group, demutualized and was acquired by ProAssurance Corporation on January 1, 2013. As a policyholder of a mutual insurance company, Allied was entitled to receive a portion of the proceeds received by Medmarc. In January 2013, the Company received a cash payment of approximately $516,000 as its share of these proceeds. These proceeds are included in Other Income and Expenses. The Company does not anticipate receiving future proceeds of a material amount.

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

Stuyvesant Falls Power Litigation. The Company is currently involved in litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”) and other parties, which provides electrical power to the Company’s facility in Stuyvesant Falls, New York. In fiscal year 2011, Niagara began sending invoices to the Company for electricity used at the Company’s Stuyvesant Falls plant. The Company maintains in its defense of the lawsuit that it is entitled to a certain amount of free electricity based on covenants running with the land which have been honored for more than a century. Niagara’s attempts to collect such invoices were stopped in December 2010 by a temporary restraining order, although a court has not yet ruled on the merits of all of Niagara’s claims. Among other things, Niagara seeks as damages the value of electricity received by the Company without charge. While the total value of electricity at issue in the litigation is not known with certainty, Niagara alleges in its Motion For Summary Judgment, filed on March 14, 2014, damages of approximately $492,000 in free electricity since May 2010. Alternatively, Niagara asserts that, in the event that the free power covenant is still enforceable, the Company is still responsible for delivery fees relating to any free power to which it is entitled. The Company filed its own Motion For Summary Judgment on March 14, 2014, seeking dismissal of Niagara’s claims and oral arguments on the motions were held on June 13, 2014. On October 1, 2014, the Court granted the Company’s motion, denied Niagara’s motion and ruled that the Company is entitled to receive electrical power pursuant to the power covenants. On October 26 and October 30, 2014, Niagara and other parties filed separate notices of appeal of the Court’s decision. A settlement hearing occurred on March 19, 2015, but no settlement has been reached. The appellants’ briefs have been filed and the Company intends to file its response. As of June 30, 2015, the Company has not recorded a provision for this matter given management’s assessment of the probability of a loss.

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

On October 25, 2013, the Dräger Plaintiffs filed a motion for preliminary injunction requesting that the Company be enjoined from selling certain models of its Litholyme and Carbolime cartridges during the pendency of the litigation. A hearing on the motion for preliminary injunction was held on February 7, 2014. On March 24, 2014, the Court ruled in Allied’s favor and denied Dräger’s motion for a preliminary injunction, stating among other things that Dräger had not carried its burden of showing that Allied had infringed Dräger’s patents. On June 20, 2014, the Company filed a motion seeking summary judgment based on the repair doctrine, which was the basis for the Court’s denial of Dräger’s motion for preliminary injunction. On March 27, 2015, the Court granted the Company’s motion for summary judgment of non-infringement. The Dräger Plaintiffs appealed the Court’s Order granting the motion for summary judgment on April 21, 2015 and, as of August 31, 2015, briefs have been filed by both sides.

As of June 30, 2015, the Company has not recorded a provision for this matter given management’s assessment of the probability of a loss and because the Dräger Plaintiffs have not specified damages. The Company will defend the Dräger Plaintiff’s appeal and pursue counterclaims for invalidity, non-infringement, and implied license.

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

Sales by Region

	2015	2014	2013

Domestic United States	$27,304,353	$27,214,060	$29,180,042
Europe	639,641	858,735	1,421,347
Canada	769,749	758,392	673,011
Latin America	3,343,361	4,291,530	4,113,201
Middle East	911,241	1,214,389	1,228,318
Far East	2,466,614	2,011,714	1,841,771
Other International	26,810	21,796	94,084
	$35,461,769	$36,370,616	$38,551,774

Sales by Product

	2015	2014	2013

Respiratory care products	$9,221,764	$9,688,486	$8,944,319
Medical gas equipment	18,772,376	19,425,522	21,870,840
Emergency medical products	7,467,629	7,256,608	7,736,615
	$35,461,769	$36,370,616	$38,551,774

12.	Quarterly Financial Data (unaudited)

Summarized quarterly financial data for fiscal 2015 and 2014 appears below (all amounts in thousands except per share amounts):

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Three months ended,	2015	2015	2014	2014	2014	2014	2013	2013
Net sales	$9,114	$8,503	$9,000	$8,845	$9,798	$9,116	$8,749	$8,708

Gross profit	1,638	1,699	2,158	1,575	1,861	1,748	1,944	1,761

Loss from operations	(472)	(489)	(35)	(698)	(395)	(960)	(892)	(862)

Net loss	(521)	(503)	(45)	(708)	(347)	(969)	(899)	(591)

Basic loss per share	(0.06)	(0.06)	(0.01)	(0.09)	(0.04)	(0.12)	(0.11)	(0.07)

Diluted loss per share	(0.06)	(0.06)	(0.01)	(0.09)	(0.04)	(0.12)	(0.11)	(0.07)

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

13.	Baralyme® Agreement

On August 27, 2004, Allied entered into an agreement with Abbott Laboratories (“Abbott”) pursuant to which Allied agreed to cease production of its product Baralyme®, and to effect the withdrawal of Baralyme® product held by distributors. The agreement permits Allied to pursue the development of a new carbon dioxide absorbent product. Baralyme®, a carbon dioxide absorbent product, has been used safely and effectively in connection with inhalation anesthetics since its introduction in the 1920s. In recent years, the number of inhalation anesthetics has increased, giving rise to concerns regarding the use of Baralyme® in conjunction with these newer inhalation anesthetics if Baralyme® has been allowed, contrary to recommended practice, to become desiccated. The agreement also provided that, for a period of eight years, Allied will not manufacture, distribute, promote, market, sell, commercialize or donate any Baralyme® product or similar product based upon potassium hydroxide and will not develop or license any new carbon dioxide absorbent product containing potassium hydroxide.

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

The payments received from Abbott have been recognized into income, as net sales, over the eight-year term of the agreement. Allied has no further obligations under this agreement which would require the Company to repay these amounts or otherwise impact this accounting treatment. During the fiscal years ended June 30, 2015, 2014, and 2013, Allied recognized $0, $0 and $114,700, respectively into income as net sales in each year. The agreement expired in August 2012 and no further income has been recognized from the agreement since such expiration.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, as required under Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of June 30, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

There were no changes to the Company’s internal controls over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A list of our executive officers and biographical information appears at the end of Item 1, in Part I of this report. A definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after June 30, 2015. The information required by this item is set forth under the caption “Election of Directors”, under the caption “Executive Officers”, and under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement, which information is incorporated herein by reference thereto.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

None

Item 14. Principal Accounting Fees and Services

The information required by this item will appear in the section entitled “Audit Fees” included in the definitive proxy statement relating to the 2015 Annual Meeting of stockholders and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

The following financial statements of the Company are included in response to Item 8:

Statement of Operations for the years ended June 30, 2015, 2014, and 2013

Balance Sheet at June 30, 2015 and 2014

Statement of Changes in Stockholders’ Equity for the years ended June 30, 2015, 2014 and 2013

Statement of Cash Flows for the years ended June 30, 2015, 2014 and 2013

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedule

Valuation and Qualifying Accounts and Reserves for the Years Ended June 30, 2015, 2014 and 2013

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
President and Chief Executive Officer

/s/ Daniel C. Dunn
Daniel C. Dunn
Vice President, Chief Financial Officer, and Secretary

Dated: September 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 25th, 2015.

Signatures	Title

*	Chairman of the Board
John D. Weil

*	President, Chief Executive Officer and Director (Principal Executive Officer)
Earl R. Refsland

*	Director
William A. Peck

*
Joseph Root	Director

*
Judy Graves.	Director

* By:	/s/ Earl R. Refsland
Earl R. Refsland
Attorney-in-Fact

* Such signature has been affixed pursuant to Power of Attorney.

ALLIED HEALTHCARE PRODUCTS, INC.

RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
	Balance at	Charged to	Charged to
	beginning of	costs	other accounts -		Deductions -		Balance at end
Description	period	and expenses	describe		describe		of period

For the Year Ended June 30, 2015

Accounts Receivable Allowances	$(170,000)	$(61,877)	-		$61,877	(1)	$(170,000)

Inventory Allowance For Obsolescence And Excess Quantities	$(1,433,718)	$(98,316)	$(23,382	)(3)	$82,460	(2)	$(1,472,956)

Deferred Tax Asset Valuation Allowance	$(800,203)	$(618,709)	-		-		$(1,418,912)

For the Year Ended June 30, 2014

Accounts Receivable Allowances	$(170,000)	$(18,852)	-		$18,852	(1)	$(170,000)

Inventory Allowance For Obsolescence And Excess Quantities	$(1,312,600)	$(128,189)	$(29,128	)(3)	$36,199	(2)	$(1,433,718)

Deferred Tax Asset Valuation Allowance	$0	$(800,203)	-		-		$(800,203)

For the Year Ended June 30, 2013

Accounts Receivable Allowances	$(170,000)	$(10,372)	-		$10,372	(1)	$(170,000)

Inventory Allowance For Obsolescence And Excess Quantities	$(1,327,291)	$(121,970)	$(37,265	)(3)	$173,926	(2)	$(1,312,600)

S-2

(1)	Decrease due to bad debt write-offs and recoveries.

(2)	Decrease due to disposal of obsolete inventory.

(3)	Increase due to inventory revaluation. The other account charged as a result of this revaluation was inventory before reserves. This did not result in a change to our net inventory or net income(loss).

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3(1) to the Company’s Registration Statement on Form S-1, as amended, Registration No. 33-40128, filed with the Commission on May 8, 1991 (the “Registration Statement”) and incorporated herein by reference)

3.2	By-Laws of the Registrant (filed as Exhibit 3(2) to the Registration Statement and incorporated herein by reference)

10.1	NCG Trademark License Agreement, dated April 16, 1982, between Liquid Air Corporation and Allied Healthcare Products, Inc. (filed as Exhibit 10(24) to the Registration Statement and incorporated herein by reference)

10.2	Employee Stock Purchase Plan (filed as Exhibit 10(3) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated by reference)

10.3	Form of Indemnification Agreement with officers and directors (filed with the Commission as Exhibit 10.22 to the 2002 Form 10-K and incorporated herein by reference).

10.4	Amended and restated Employment Agreement dated December 21, 2009 by and between Allied Healthcare Products, Inc. and Earl Refsland (incorporated by reference to 10-Q filed May 7, 2010)

10.4.1	Change of Control Agreement Employment Agreement dated March 16, 2007 by and between Allied Healthcare Products, Inc. and certain executive officers (incorporated by reference to 8-K filed March 16, 2007 with event date of March 16, 2007)

10.5	Allied Healthcare Products, Inc. 1999 Incentive Stock Plan (filed with the Commission as Exhibit 10(26) to the 1999 Form 10-K and incorporated herein by reference)

10.6	Allied Healthcare Products, Inc. 2009 Incentive Stock Plan (filed with Commission as Appendix A to the 2009 Proxy Statement on Schedule 14A)

S-3

10.7	Loan and Security Agreement dated November 17, 2009 by and between the Company and Enterprise Bank & Trust, including Revolving Credit Note (incorporated by reference to 8-K filed November 18, 2009 with event date of November 13, 2009)

10.8	Patent License Agreement, dated June 8, 2012, by and between Allied Healthcare Products, Inc. and Armstrong Medical Limited (filed with the Commission as Exhibit 10.12 to the 2012 Form 10-K and incorporated herein by reference).

23.1	Consent of RubinBrown LLP (filed herewith)

24	Form of Power of Attorney – (filed herewith)

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Sarbanes-Oxley Certification of Chief Executive Officer (provided herewith)*

32.2	Sarbanes-Oxley Certification of Chief Financial Officer (provided herewith)*

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, is formatted in XBRL interactive data files: (i) Statement of Operations for the fiscal years ended June 30, 2015, 2014 and 2013; (ii) Balance Sheet at June 30, 2015 and June 30, 2014; (iii) Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2015, 2014 and 2013; (iiii) Statement of Cash Flows for the fiscal years ended June 30, 2015, 2014 and 2013; and (v) Notes to Financial Statements.

*Notwithstanding any incorporation of this Quarterly Report on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.

S-4