Form 10-Q
period 2015-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2015-11-13
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2015

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

Yes ☐ No ☒

The number of shares of common stock outstanding at November 4, 2015 is 8,027,147 shares.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, both in the United States and in our overseas markets, impacts of the U.S. Affordable Care Act, the outcome of litigation proceedings and specific matters which relate directly to the Company's operations and properties as discussed in the Company’s annual report on Form 10-K for the year ended June 30, 2015. The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended
	September 30,
	2015	2014

Net sales	$8,462,837	$8,845,267
Cost of sales	6,764,546	7,270,484
Gross profit	1,698,291	1,574,783

Selling, general and administrative expenses	2,333,011	2,272,288
Loss from operations	(634,720)	(697,505)

Other (income) expenses:
Interest income	(1,063)	(755)
Other, net	19,807	11,425
	18,744	10,670

Loss before benefit from income taxes	(653,464)	(708,175)
Benefit from income taxes	(123,906)	-
Net loss	$(529,558)	$(708,175)

Basic and diluted loss per share	$(0.07)	$(0.09)

Weighted average shares outstanding - basic and diluted	8,027,147	8,027,147

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	September 30,	June 30,
	2015	2015

Current assets:
Cash and cash equivalents	$1,997,845	$2,039,946
Accounts receivable, net of allowances of $170,000	3,544,271	3,574,674
Inventories, net	9,222,963	9,190,911
Income tax receivable	22,012	12,487
Other current assets	421,618	328,756
Total current assets	15,208,709	15,146,774

Property, plant and equipment, net	7,542,443	7,821,206
Deferred income taxes	1,922,094	1,889,872
Other assets, net	117,727	131,615
Total assets	$24,790,973	$24,989,467

See accompanying Notes to Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	September 30,	June 30,
	2015	2015
Current liabilities:
Accounts payable	$1,579,119	$1,368,797
Other accrued liabilities	2,370,941	2,159,566
Deferred income taxes	795,079	767,907
Total current liabilities	4,745,139	4,296,270

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,427,878 shares issued at September 30, 2015 and June 30, 2015; 8,027,147 shares outstanding at September 30, 2015 and June 30, 2015	104,279	104,279
Additional paid-in capital	48,428,865	48,546,670
Accumulated deficit	(7,506,522)	(6,976,964)
Less treasury stock, at cost; 2,400,731 shares at September 30, 2015 and June 30, 2015	(20,980,788)	(20,980,788)
Total stockholders' equity	20,045,834	20,693,197
Total liabilities and stockholders' equity	$24,790,973	$24,989,467

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three months ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(529,558)	$(708,175)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	317,968	334,693
Stock based compensation	1,052	1,593
Provision for doubtful accounts and sales returns and allowances	433	13,248
Deferred taxes	(123,906)	-

Changes in operating assets and liabilities:
Accounts receivable	29,970	132,388
Inventories	(32,052)	(161,616)
Income tax receivable	(9,525)	(10,625)
Other current assets	(92,862)	(69,666)
Accounts payable	210,322	469,531
Other accrued liabilities	211,375	405,257
Net cash provided by (used in) operating activities	(16,783)	406,628

Cash flows from investing activities:
Capital expenditures	(25,318)	(49,163)
Net cash used in investing activities	(25,318)	(49,163)

Net increase (decrease) in cash and cash equivalents	(42,101)	357,465
Cash and cash equivalents at beginning of period	2,039,946	1,366,762
Cash and cash equivalents at end of period	$1,997,845	$1,724,227

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The accompanying unaudited financial statements of Allied Healthcare Products, Inc. (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes to the financial statements thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

Recently Issued Accounting Guidance

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”.  This ASU requires companies to present debt issuance costs as a direct deduction from the carrying value of that debt liability. ASU 2015-03 does not impact the recognition and measurement guidance for debt issuance costs.  This ASU was further amended by ASU No. 2015-15, “Interest-Imputation of Interest” to provide guidance with respect to debt issuance costs associated with line-of-credit arrangements. These ASUs are effective for annual reporting periods beginning after December 15, 2015 and early adoption is permitted. Accordingly, we will adopt this ASU on July 1, 2016.  Implementing these ASUs companies are required to use a retrospective approach and we are currently evaluating the impact to our future financial statements.

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

2.  Inventories

Inventories are comprised as follows:

	September 30, 2015	June 30, 2015

Work-in progress	$565,781	$545,410
Component parts	7,674,439	7,721,413
Finished goods	2,451,695	2,397,044
Reserve for obsolete and excess inventories	(1,468,952)	(1,472,956)
	$9,222,963	$9,190,911

3.  Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic and diluted shares outstanding for the three months ended September 30, 2015 and 2014 were 8,027,147.

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

Stuyvesant Falls Power Litigation. The Company is currently involved in litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”) and other parties, which provides electrical power to the Company’s facility in Stuyvesant Falls, New York. In fiscal year 2011, Niagara began sending invoices to the Company for electricity used at the Company’s Stuyvesant Falls plant. The Company maintains in its defense of the lawsuit that it is entitled to a certain amount of free electricity based on covenants running with the land which have been honored for more than a century. Niagara’s attempts to collect such invoices were stopped in December 2010 by a temporary restraining order, although a court has not yet ruled on the merits of all of Niagara’s claims. Among other things, Niagara seeks as damages the value of electricity received by the Company without charge. While the total value of electricity at issue in the litigation is not known with certainty, Niagara alleges in its Motion For Summary Judgment, filed on March 14, 2014, damages of approximately $492,000 in free electricity since May 2010. Alternatively, Niagara asserts that, in the event that the free power covenant is still enforceable, the Company is still responsible for delivery fees relating to any free power to which it is entitled. The Company filed its own Motion For Summary Judgment on March 14, 2014, seeking dismissal of Niagara’s claims and oral arguments on the motions were held on June 13, 2014. On October 1, 2014, the Court granted the Company’s motion, denied Niagara’s motion and ruled that the Company is entitled to receive electrical power pursuant to the power covenants. On October 26 and October 30, 2014, Niagara and other parties filed separate notices of appeal of the Court’s decision. A settlement hearing occurred on March 19, 2015, but no settlement has been reached. The appellants’ briefs have been filed and the Company intends to file its response. As of September 30, 2015, the Company has not recorded a provision for this matter given management’s assessment of the probability of a loss.

Dräger Patent Litigation. On or about October 4, 2013, Dräger Medical GmbH and certain affiliates (the “Dräger Plaintiffs”) filed a patent infringement lawsuit against the Company in the District of Delaware (the “2013 Dräger Suit”), asserting that the Company infringes United States Patent Nos. 7,487,776 and 8,286,633 (the “‘633 Patent”), both protecting particular combinations of carbon dioxide absorption cartridges and adapters which fit on anesthesia machines. The Dräger Plaintiffs assert that the Company’s sales of certain models of its Litholyme and Carbolime single-use carbon dioxide absorption cartridges infringe both patents. The Company answered the Complaint, asserting invalidity of the patents, non-infringement, and implied license under the doctrine of permissive repair.

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

On October 13, 2015, Dragerwerk AG & Co. KGAA, Dräger Medical Systems, Inc. and Draeger Medical Inc. filed a new patent infringement lawsuit (the “2015 Dräger Suit”) against the Company in the District of Delaware asserting that the Company infringes United States Reissue Patent No. RE45745, a reissue of the ‘633 Patent. The New Lawsuit alleges that the Company’s sales of the “Dräger Style” models of its Litholyme and Carbolyme single-use carbon dioxide absorption cartridges infringe the claims of the reissued patent. The Company intends to defend the New Lawsuit and pursue any available counterclaims.

As of September 30, 2015, the Company has not recorded a provision for the 2013 Dräger Suit or the 2015 Dräger Suit given management’s assessment of the probability of a loss and because the Dräger Plaintiffs have not specified damages.

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

5.  Financing

As of September 30, 2015, the Company is party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”) pursuant to which the Company obtained a secured revolving credit facility. Currently, the agreement provides for borrowing availability of up to $5,000,000 (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by certain assets of the Company pursuant to the terms and subject to the conditions set forth in the Credit Agreement.

The Credit Agreement was amended on November 9, 2015 extending the maturity date to November 9, 2016. Subject to the conditions and limitations set forth in the Credit Agreement, the Credit Facility will be available on a revolving basis until it expires on November 9, 2016, at which time all amounts outstanding under the Credit Facility will be due and payable. Advances under the Credit Facility will be made pursuant to a Revolving Credit Note (as defined in the Credit Agreement) executed by the Company in favor of Enterprise Bank & Trust. Such advances will bear interest at a rate equal to 3.50% in excess of the 30-day LIBOR rate. Advances may be prepaid in whole or in part without premium or penalty.

While the Credit Agreement provides for stated availability of $5.0 million, in connection with renewal on November 9, 2015, a new covenant was added requiring the Company to maintain minimum “liquidity” of $1.25 million. Liquidity is defined as the difference between cash and cash equivalents and the aggregate principal balance of borrowings under the Credit Agreement and is measured at the last day of each fiscal quarter, commencing on December 31, 2015. Based on the Company’s cash and cash equivalents as of September 30, the Company would only be permitted to borrow up to $.75 million as of such date. Decreases in the Company’s cash position will effectively reduce the amount the Company is able to borrow and/or require accelerated repayments.

Under the Credit Agreement, advances are generally subject to customary borrowing conditions. The Credit Agreement also contains covenants with which the Company must comply during the term of the Credit Facility. Among other things, such covenants restrict the Company’s ability to incur certain additional debt; make specified restricted payments, dividends and capital expenditures; authorize or issue capital stock; enter into certain transactions with affiliates; consolidate or merge with or acquire another business; sell certain of its assets or dissolve or wind up the Company. In addition, effective November 9, 2015, the Credit Agreement includes the minimum liquidity requirement described above. The Credit Agreement also contains certain events of default that are customary for financings of this type including, without limitation: the failure to pay principal, interest, fees or other amounts when due; the breach of specified representations or warranties contained in the loan documents; cross-default with certain other indebtedness of the Company; the entry of uninsured judgments that are not bonded or stayed; failure to comply with the observance or performance of specified agreements contained in the loan documents; commencement of bankruptcy or other insolvency proceedings; and the failure of any of the loan documents entered into in connection with the Credit Facility to be in full force and effect. After an event of default, and upon the continuation thereof, the principal amount of all loans made under the Credit Facility would bear interest at a rate per annum equal to 4.00% above the otherwise applicable interest rate (provided, that the interest rate may not exceed the highest rate permissible under law), and the lender would have the option to accelerate maturity and payment of the Company’s obligations under the Credit Facility.

The 30-day LIBOR rate was 0.19% on September 30, 2015.

At September 30, 2015 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the covenants associated with the Credit Facility at September 30, 2015.

6.  Income Taxes

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  In the quarter ended September 30, 2015 the Company recorded the tax benefit of losses incurred during the current quarter in the amount of approximately $213,000.  As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of approximately $213,000 was recorded. As a result of the expiration of tax benefits associated with expiring stock options not previously covered by the valuation allowance, the Company recorded a deferred tax benefit in the amount of approximately $124,000. The total valuation allowance recorded by the Company as of September 30, 2015 was approximately $1,419,000.  To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be subject to a valuation allowance.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Allied had net sales of $8.5 million for the three months ended September 30, 2015, down $0.3 million from net sales of $8.8 million in the prior year same quarter. Domestic sales were up 1.7% while international sales, which represented 20.1% of first quarter sales, were down 22.0% from the prior year same quarter.

Orders for the Company’s products for the three months ended September 30, 2015 of $8.3 million were $1.0 million or 10.8% lower than orders for the prior year same quarter of $9.3 million. Domestic orders are up 2.1% over the prior year same quarter while international orders, which represented 18.8% of first quarter orders, were 42.8% lower than orders for the prior year same quarter. International sales and orders are subject to fluctuation in international demand. These fluctuations are at times due to political and economic uncertainty internationally. International sales continue to be impacted by political an economic uncertainty in regions and countries such as Russia, Ukraine, and South America, including Venezuela. Economic uncertainty is reflected in the current relative strength of the United States Dollar versus currencies in those regions.

The Company continues to believe that the purchase of equipment and durable goods and the purchase of equipment by hospitals and municipalities have been negatively affected by economic conditions and uncertainty from the implementation of the Affordable Care Act. Orders and sales remain below pre-recession levels.

Gross profit for the three months ended September 30, 2015 was $1.7 million, or 20.0% of net sales, compared to $1.6 million, or 18.2% of net sales, for the three months ended September 30, 2014. Gross profit for the quarter was favorably impacted by lower manufacturing spending, including a $0.1 million reduction in relocation expense and a $0.1 million decrease in fringe benefits. Fringe benefit expense includes medical expenses. The Company is self-insured for medical costs and this expense category does experience some variation in claim levels and spending. Lower sales does negatively impact margins as lower sales results in lower utilization of fixed costs.

Selling, general and administrative expenses for the three months ended September 30, 2015 were unchanged from the prior year at $2.3 million. Personnel cost, primarily salaries and fringe benefits, decreased by approximately $0.1 million. Legal expenses increased by approximately $0.2 million.

Loss from operations was $634,720 for the three months ended September 30, 2015 compared to loss from operations of $697,505 for the three months ended September 30, 2014.

Allied had a loss before benefit from income taxes in the first quarter of fiscal 2016 of $653,464 compared to a loss before benefit from income taxes in the first quarter of fiscal 2015 of $708,175.  The Company’s tax provision net of valuation allowance reflects a tax benefit of $123,906 for the three months ended September 30, 2015 compared to a tax benefit of $0 for the three months ended September 30, 2014. In the quarter ended September 30, 2015 the tax benefit of losses in the amount of approximately $213,000 was fully offset by a valuation allowance of equivalent amount. As a result of the expiration of tax benefits associated with expiring stock options not previously covered by the valuation allowance, the Company recorded a deferred tax benefit in the amount of approximately $124,000.  To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the first quarter of fiscal 2016 was $529,558 or $0.07 per basic and diluted share compared to net loss of $708,175 or $0.09 per basic and diluted share for the first quarter of fiscal 2015. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first quarters of fiscal 2016 and 2015 were 8,027,147.

Liquidity and Capital Resources

The Company believes that available resources, including availability under a credit agreement described below, are sufficient to meet operating requirements in the coming year.

The Company’s working capital was $10.5 million at September 30, 2015 compared to $10.9 million at June 30, 2015. Other Current Assets, consisting primarily of prepaid expenses, increased by approximately $0.1 million. During fiscal 2015, this increase in working capital was offset by a $0.2 million increase in Accounts Payable and a $0.2 million increase in Other Accrued Liabilities. Accounts Payable and Other Accrued Liabilities are subject to normal fluctuations in purchasing levels and the timing of payments within the quarter. Accounts Receivable was $3.5 million at September 30, 2015, a decrease from $3.6 million at June 30, 2015. Accounts Receivable as measured in days sales outstanding (“DSO”) was 40 DSO at September 30, 2015; up from 37 DSO at June 30, 2015. The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns in order to manage inventory levels. In the quarter ended September 30, 2015, the Company used cash of $0.04 million.

The Company is party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”). At September 30, 2015, the Company had $5,000,000 available for borrowing on the line of credit (the “Credit Facility”). On November 9, 2015, the Credit Agreement was amended to include a covenant requiring that the Company maintain minimum “liquidity” of $1.25 million. Liquidity is defined as the difference between cash and cash equivalents and the aggregate principal balance of borrowings under the Credit Agreement, measured on the last day of the fiscal quarter commencing on December 31, 2015. Based on the Company’s cash and cash equivalents as of September 30, the Company would only be permitted to borrow up to $.75 million as of such date. Decreases in the Company’s cash position will effectively reduce the amount the Company is able to borrow and/or require accelerated repayments.

The Company’s obligations under the Credit Facility are secured by certain assets of the Company pursuant to the terms and subject to the conditions set forth in the Credit Agreement. See Note 5 – Financing to the Company’s unaudited financial statements for more information concerning the Credit Facility. Any advances under the Credit Facility will be made pursuant to a Revolving Credit Note (as defined in the Credit Agreement) executed by the Company in favor of the bank. Such advances will bear interest at a rate equal to the 30-day LIBOR rate plus 3.50%. Advances may be prepaid in whole or in part without premium or penalty. The 30-day LIBOR rate was 0.19% on September 30, 2015.

Management has implemented cost saving measures which have reduced the Company’s usage of cash, including overhead reductions and deferral of non-essential capital expenditures. While there are no assurances that these measures will continue to be successful, management believes that the Company currently has sufficient liquidity given its cash needs. If the Company’s cost saving measures are not successful in the long term, the Company may need to borrow under the Credit Agreement or obtain other debt financing to fund its operations. There is no assurance that the Company will be able to borrow sufficient amounts under the Credit Agreement, as amended on November 9, 2015. Even if the Company were able to borrow under the Credit Agreement, the Credit Agreement expires on November 9, 2016, at which time any outstanding borrowings would be due and payable, with interest. If the Company does not have sufficient cash to repay any outstanding principal and interest under the Credit Agreement, it would be required to refinance the Credit Facility. The Company believes that in either such event it would have a sufficient borrowing base to secure the necessary financing, however the Company could incur additional costs due to higher interest rates or fees. At September 30, 2015 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

Inflation has not had a material effect on the Company’s business or results of operations during the first quarter of fiscal 2016.

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

Critical Accounting Policies

The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect the Company’s reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

Recently Issued Accounting Guidance

See Note 1 – Summary of Significant Accounting and Reporting Policies for more information on recent accounting pronouncements and their impact, if any, on the Company’s financial statements. Management believes there have been no material changes to our critical accounting policies.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

At September 30, 2015, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the 30-day LIBOR rate as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at September 30, 2015. The Company has international sales; however, these sales are denominated in U.S. Dollars, mitigating foreign exchange rate fluctuation risk.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2015, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Dräger Patent Litigation. On or about October 4, 2013, Dräger Medical GmbH and certain affiliates (the “Dräger Plaintiffs”) filed a patent infringement lawsuit against the Company in the District of Delaware, asserting that the Company infringes United States Patent Nos. 7,487,776 and 8,286,633 (the “‘633 Patent”), both protecting particular combinations of carbon dioxide absorption cartridges and adapters which fit on anesthesia machines. The Dräger Plaintiffs assert that the Company’s sales of certain models of its Litholyme and Carbolime single-use carbon dioxide absorption cartridges infringe both patents. The Company answered the Complaint, asserting invalidity of the patents, non-infringement, and implied license under the doctrine of permissive repair.

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

As of September 30, 2015, the Company has not recorded a provision for this matter given management’s assessment of the probability of a loss and because the Dräger Plaintiffs have not specified damages. The Company will defend the Dräger Plaintiff’s appeal and pursue counterclaims for invalidity, non-infringement, and implied license.

On October 13, 2015, Dragerwerk AG & Co. KGAA, Dräger Medical Systems, Inc. and Draeger Medical Inc. filed a new patent infringement lawsuit (the “New Lawsuit”) against the Company in the District of Delaware asserting that the Company infringes United States Reissue Patent No. RE45745, a reissue of the ‘633 Patent. The New Lawsuit alleges that the Company’s sales of the “Dräger Style” models of its Litholyme and Carbolyme single-use carbon dioxide absorption cartridges infringe the claims of the reissued patent. The Company intends to defend the New Lawsuit and pursue any available counterclaims.

Item 5.  Other Information

The Company is party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”). On November 9, 2015, the Credit Agreement was amended to include a covenant requiring that the Company maintain minimum “liquidity” of $1.25 million. Liquidity is defined as the difference between cash and cash equivalents and the aggregate principal balance of borrowings under the Credit Agreement, measured on the last day of the fiscal quarter commencing on December 31, 2015. Based on the Company’s cash and cash equivalents as of September 30, the Company would only be permitted to borrow up to $.75 million as of such date. Decreases in the Company’s cash position will effectively reduce the amount the Company is able to borrow and/or require accelerated repayments.

Item 6.  Exhibits

(a)	Exhibits:

10.7.1 8th Amendment to Loan and Security Agreement, dated November 9, 2015, by and between the Company and Enterprise Bank & Trust

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

Date: November 13, 2015

