Form 10-Q
period 2015-12-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2016-02-16
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2015

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

Yes ☐ No ☒

The number of shares of common stock outstanding at January 30, 2016 is 8,027,147 shares.

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

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014

Net sales	$8,846,359	$8,999,662	$17,309,196	$17,844,929
Cost of sales	7,067,748	6,841,177	13,832,294	14,111,661
Gross profit	1,778,611	2,158,485	3,476,902	3,733,268

Selling, general and
administrative expenses	2,466,359	2,193,501	4,799,371	4,465,789
Loss from operations	(687,748)	(35,016)	(1,322,469)	(732,521)

Other (income) expenses:
Interest income	(838)	(799)	(1,902)	(1,554)
Other, net	21,854	10,533	41,662	21,958
	21,016	9,734	39,760	20,404

Loss before benefit from income taxes	(708,764)	(44,750)	(1,362,229)	(752,925)
Benefit from income taxes	-	-	(123,907)	-
Net loss	$(708,764)	$(44,750)	$(1,238,322)	$(752,925)

Basic loss per share	$(0.09)	$(0.01)	$(0.15)	$(0.09)

Diluted loss per share	$(0.09)	$(0.01)	$(0.15)	$(0.09)

Weighted average shares outstanding - basic	8,027,147	8,027,147	8,027,147	8,027,147

Weighted average shares outstanding - diluted	8,027,147	8,027,147	8,027,147	8,027,147

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	December 31,	June 30,
	2015	2015

Current assets:
Cash and cash equivalents	$1,638,462	$2,039,946
Accounts receivable, net of allowances of $170,000	3,722,126	3,574,674
Inventories, net	9,098,244	9,190,911
Income tax receivable	22,262	12,487
Other current assets	352,682	328,756

Total current assets	14,833,776	15,146,774

Property, plant and equipment, net	7,316,436	7,821,206
Deferred income taxes	1,922,095	1,889,872
Other assets, net	103,839	131,615

Total assets	$24,176,146	$24,989,467

See accompanying Notes to Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	December 31,	June 30,
	2015	2015

Current liabilities:
Accounts payable	$1,973,083	$1,368,797
Other accrued liabilities	2,070,178	2,159,566
Deferred income taxes	795,079	767,907
Total current liabilities	4,838,340	4,296,270

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,427,878 shares issued at December 31, 2015 and June 30, 2015; 8,027,147 shares outstanding at December 31, 2015 and June 30, 2015	104,279	104,279
Additional paid-in capital	48,429,601	48,546,670
Accumulated deficit	(8,215,286)	(6,976,964)
Less treasury stock, at cost; 2,400,731 shares at
December 31, 2015 and June 30, 2015, respectively	(20,980,788)	(20,980,788)
Total stockholders' equity	19,337,806	20,693,197
Total liabilities and stockholders' equity	$24,176,146	$24,989,467

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months ended
	December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(1,238,322)	$(752,925)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	631,844	667,127
Stock based compensation	1,788	2,853
Provision for doubtful accounts and sales returns and allowances	2,860	27,838
Deferred taxes	(123,907)	-

Changes in operating assets and liabilities:
Accounts receivable	(150,311)	415,105
Inventories	92,667	(213,351)
Income tax receivable	(9,775)	(10,424)
Other current assets	(23,926)	(140,094)
Accounts payable	604,287	138,995
Other accrued liabilities	(89,389)	123,055
Net cash provided by (used in) operating activities	(302,184)	258,179

Cash flows from investing activities:
Capital expenditures	(99,300)	(86,088)
Net cash used in investing activities	(99,300)	(86,088)

Net increase (decrease) in cash and cash equivalents	(401,484)	172,091
Cash and cash equivalents at beginning of period	2,039,946	1,366,762
Cash and cash equivalents at end of period	$1,638,462	$1,538,853

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”.  This ASU requires companies to present debt issuance costs as a direct deduction from the carrying value of that debt liability. ASU 2015-03 does not impact the recognition and measurement guidance for debt issuance costs.  This ASU was further amended by ASU No. 2015-15, “Interest-Imputation of Interest” to provide guidance with respect to debt issuance costs associated with line-of-credit arrangements. These ASUs are effective for annual reporting periods beginning after December 15, 2015 and early adoption is permitted. Accordingly, we will adopt this ASU on July 1, 2016.  When implementing this ASU companies are required to use a retrospective approach and we are currently evaluating the impact to our future financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This update requires that entities with a classified balance sheet present all deferred tax assets and liabilities as noncurrent. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. Early adoption is permitted for financial statements that have not been previously issued. This update can be applied on either a prospective or retrospective basis. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short maturity of these instruments.

2. Inventories

Inventories are comprised as follows:

	December 31, 2015	June 30, 2015

Work-in progress	$600,973	$545,410
Component parts	7,699,292	7,721,413
Finished goods	2,264,931	2,397,044
Reserve for obsolete and excess inventory	(1,466,952)	(1,472,956)
	$9,098,244	$9,190,911

3. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic and diluted shares outstanding for the three and six months ended December 31, 2015 and 2014 were 8,027,147.

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

Stuyvesant Falls Power Litigation. The Company is currently involved in litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”) and other parties, which provides electrical power to the Company’s facility in Stuyvesant Falls, New York. In fiscal year 2011, Niagara began sending invoices to the Company for electricity used at the Company’s Stuyvesant Falls plant. The Company maintains in its defense of the lawsuit that it is entitled to a certain amount of free electricity based on covenants running with the land which have been honored for more than a century. Niagara’s attempts to collect such invoices were stopped in December 2010 by a temporary restraining order, although a court has not yet ruled on the merits of all of Niagara’s claims. Among other things, Niagara seeks as damages the value of electricity received by the Company without charge. While the total value of electricity at issue in the litigation is not known with certainty, Niagara alleges in its Motion For Summary Judgment, filed on March 14, 2014, damages of approximately $492,000 in free electricity since May 2010. Alternatively, Niagara asserts that, in the event that the free power covenant is still enforceable, the Company is still responsible for delivery fees relating to any free power to which it is entitled. The Company filed its own Motion For Summary Judgment on March 14, 2014, seeking dismissal of Niagara’s claims and oral arguments on the motions were held on June 13, 2014. On October 1, 2014, the Court granted the Company’s motion, denied Niagara’s motion and ruled that the Company is entitled to receive electrical power pursuant to the power covenants. On October 26 and October 30, 2014, Niagara and other parties filed separate notices of appeal of the Court’s decision. A settlement hearing occurred on March 19, 2015, but no settlement has been reached. The parties’ respective appeal briefs have been filed and arguments occurred on February 11, 2016 before the Supreme Court of New York, Appellate Division, Third Department. As of December 31, 2015, the Company has not recorded a provision for this matter given management’s assessment of the probability of a loss.

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

On October 25, 2013, the Dräger Plaintiffs filed a motion for preliminary injunction requesting that the Company be enjoined from selling certain models of its Litholyme and Carbolime cartridges during the pendency of the litigation. A hearing on the motion for preliminary injunction was held on February 7, 2014. On March 24, 2014, the Court ruled in Allied’s favor and denied Dräger’s motion for a preliminary injunction, stating among other things that Dräger had not carried its burden of showing that Allied had infringed Dräger’s patents. On June 20, 2014, the Company filed a motion seeking summary judgment based on the repair doctrine, which was the basis for the Court’s denial of Dräger’s motion for preliminary injunction. On March 27, 2015, the Court granted the Company’s motion for summary judgment of non-infringement. The Dräger Plaintiffs appealed the Court’s Order granting the motion for summary judgment on April 21, 2015 and briefs have been filed by both sides.

On October 13, 2015, the Dräger Plaintiffs filed a new patent infringement lawsuit (the “2015 Dräger Suit”) against the Company in the District of Delaware asserting that the Company infringes United States Reissue Patent No. RE45745, a reissue of the ‘633 Patent. The New Lawsuit alleged that the Company’s sales of the “Dräger Style” models of its Litholyme and Carbolyme single-use carbon dioxide absorption cartridges infringe the claims of the reissued patent.

On January 29, 2016, the Company and the Dräger Plaintiffs resolved the 2013 Dräger Suit and the 2015 Dräger Suit pursuant to a mutually satisfactory settlement agreement. The appeal of the 2013 Dräger Suit was dismissed on February 1, 2016 and the 2015 Dräger Suit was resolved by a consent judgement and permanent injunction on February 12, 2016. The Company will not be required to make any payments under the settlement agreement, however, it discontinued the manufacture of Dräger Style models of its Litholyme and Carbolyme single-use carbon dioxide absorption cartridges as of October 13, 2015. The Company does not believe that this settlement agreement will have a material effect on its business, financial position, results of operations or cash flows.

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

5. Financing

As of December 31, 2015, the Company is party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”) pursuant to which the Company obtained a secured revolving credit facility. Currently, the agreement provides for borrowing availability of up to $5,000,000 (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by certain assets of the Company pursuant to the terms and subject to the conditions set forth in the Credit Agreement.

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

While the Credit Agreement provides for stated availability of $5.0 million, in connection with renewal on November 9, 2015, a new covenant was added requiring the Company to maintain minimum “liquidity” of $1.25 million. Liquidity is defined as the difference between cash and cash equivalents and the aggregate principal balance of borrowings under the Credit Agreement and is measured at the last day of each fiscal quarter, commencing on December 31, 2015. Based on the Company’s cash and cash equivalents as of December 31, the Company would only be permitted to borrow up to $.39 million as of such date. Decreases in the Company’s cash position will effectively reduce the amount the Company is able to borrow and/or require accelerated repayments.

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

The 30-day LIBOR rate was 0.42% on December 31, 2015.

At December 31, 2015, the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the covenants associated with the Credit Facility at December 31, 2015.

6. Income Taxes

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  In the three and six months ended December 31, 2015 the Company recorded the tax benefit of losses incurred in the amount of approximately $214,000 and $427,000, respectively.  As the realization of the tax benefit of the net operating loss is not assured, an additional valuation allowance of approximately $214,000 and $427,000, net of the effect of the deferred taxes in the amount of $44,000 and ($45,000), for the three and six months ended respectively, was also recorded. As a result of the expiration of tax benefits associated with expiring stock options not previously covered by the valuation allowance, the Company recorded a deferred tax benefit in the amount of approximately $0 and $124,000 for the three and six months ended respectively. For the three and six months ended December 31, 2014, the Company recorded the tax benefit of losses incurred in the amount of $12,000 and $278,000 net of additions to the valuation allowance of like amounts.  The total valuation allowance recorded by the Company as of December 31, 2015 and 2014 was approximately $1,677,000 and $1,078,000, respectively.  To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be subject to a valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended December 31, 2015 compared to three months ended December 31, 2014

Allied had net sales of $8.8 million for the three months ended December 31, 2015, down $0.2 million from net sales of $9.0 million in the prior year same quarter resulting from lower orders and customer releases for shipment. Domestic sales were up 1.1% while international sales, which represented 25.0% of second quarter sales, were down 9.2% from the prior year same quarter.

Orders for the Company’s products for the three months ended December 31, 2015 of $8.1 million were $1.0 million or 11.0% lower than orders for the prior year same quarter of $9.1 million. Domestic orders are down 10.4% over the prior year same quarter while international orders, which represented 26.1% of second quarter orders, were 12.3% lower than orders for the prior year same quarter. International orders have been negatively impacted by currency devaluations in Central and South America. The Company continues to believe that domestic purchases of equipment and durable goods and the purchase of equipment by hospitals and municipalities have been cut to meet budgets and conserve cash due to the slow recovery of the economy since the recession in 2008 and uncertainty regarding the impact of the Affordable Care Act. Orders and sales remain below pre-recession levels.

Gross profit for the three months ended December 31, 2015 was $1.8 million, or 20.5% of net sales, compared to $2.2 million, or 24.4% of net sales, for the three months ended December 31, 2014. The $0.4 million decrease in gross profit is attributable to the decrease in sales, the related lower production levels and less effective utilization of fixed overhead cost, and product mix.

Selling, general and administrative expenses for the three months ended December 31, 2015 were $2.5 million compared to selling, general and administrative expenses of $2.2 million for the three months ended December 31, 2014. Legal expenses are approximately $171,000 higher than in the prior year and salaries and benefit expenses are approximately $51,000 higher than in the prior year.

Loss from operations was $687,748 for the three months ended December 31, 2015 compared to loss from operations of $35,016 for the three months ended December 31, 2014.

Allied had a loss before benefit from income taxes in the second quarter of fiscal 2016 of $708,764 compared to loss before benefit from income taxes in the second quarter of fiscal 2015 of $44,750.  The Company recorded a tax benefit of $0 for the three months ended December 31, 2015 and 2014.  In the quarter ended December 31, 2015, the tax benefit of losses in the amount of approximately $214,000, net of the effect of deferred taxes in the amount of $44,000, was fully offset by a valuation allowance of equivalent amount.   To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the second quarter of fiscal 2016 was $708,764 or $0.09 per basic and diluted share compared to net loss of $44,750 or $0.01 per basic and diluted share for the second quarter of fiscal 2015. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the second quarters of fiscal 2016 and 2015 were 8,027,147.

Six months ended December 31, 2015 compared to six months ended December 31, 2014

Allied had net sales of $17.3 million for the six months ended December 31, 2015, down $0.5 million, or 2.8% from net sales of $17.8 million in the prior year same period resulting from lower order levels and a decrease in customer orders released for shipment. Domestic sales were up 1.4% from the prior year same period while international sales were down 15.4% from the prior year same period. International business represented 22.9% of sales for the first six months of fiscal 2016. The drop in international sales reflects the decrease in international orders.

Orders for the Company’s products for the six months ended December 31, 2015 of $16.4 million were $2.1 million or 11.4% lower than orders for the prior year same period of $18.5 million. Domestic orders are down 4.2% over the prior year same period while international orders, which represented 22.4% of orders for the first six months of fiscal 2016, were 28.5% lower than orders for the prior year same period. The Company believes that the decrease in International orders is primarily a result of currency devaluations in Central and South America.

Gross profit for the six months ended December 31, 2015 was $3.5 million, or 20.2% of net sales, compared to $3.7 million, or 20.8% of net sales, for the six months ended December 31, 2014. The $0.2 million decrease in gross profit is primarily attributable to the decrease in sales.

Selling, general and administrative expenses for the six months ended December 31, 2015 were $4.8 million compared to selling, general and administrative expenses of $4.5 million for the six months ended December 31, 2014. Legal expenses are approximately $348,000 higher than in the prior year.

Loss from operations was $1.3 million for the six months ended December 31, 2015 compared to loss from operations of $732,521 for the six months ended December 31, 2014.

Allied had loss before benefit from income taxes in the first six months of fiscal 2016 of $1,362,229, compared to loss before benefit from income taxes in the first six months of fiscal 2015 of $752,925. The Company’s tax provision net of valuation allowance reflects a tax benefit of $123,907 for the six months ended December 31, 2015 compared to a tax benefit of $0 for the six months ended December 31, 2014. In the six months ended December 31, 2015, the tax benefit of losses in the amount of approximately $427,000, net of the effect of deferred taxes in the amount of ($45,000), was fully offset by a valuation allowance of equivalent amount. As a result of the expiration of tax benefits associated with expiring stock options not previously covered by the valuation allowance, the Company recorded a deferred tax benefit in the amount of approximately $124,000.  To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the six months ended December 31, 2015 was $1,238,322 or $0.15 per basic and diluted share compared to net loss of $752,925 or $0.09 per basic and diluted share for the first six months of fiscal 2015. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first six months of fiscal 2016 and 2015 was 8,027,147.

Liquidity and Capital Resources

The Company believes that available resources, including availability under a credit facility described below, are sufficient to meet operating requirements in the coming year.

The Company’s working capital was $10.0 million at December, 2015 compared to $10.9 million at June 30, 2015. Accounts Receivable increased by approximately $0.1 million and Other Accrued Liabilities decreased by approximately $0.1 million. During fiscal 2016, these increases in working capital were offset by a $0.4 million decrease in Cash and Cash Equivalents and a $0.6 million increase in Accounts Payable. Accounts Payable and Other Accrued Liabilities are subject to normal fluctuations in purchasing levels and the timing of payments within the quarter. Accounts Receivable was $3.7 million at December 31, 2015, an increase from $3.6 million at June 30, 2015. Accounts Receivable as measured in days sales outstanding (“DSO”) was 40 DSO at December 31, 2015; an increase from 37 DSO at June 30, 2015. The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns in order to manage inventory levels.

The Company is party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”). At December 31, 2015, the Company had $5,000,000 available for borrowing on the line of credit (the “Credit Facility”). On November 9, 2015, the Credit Agreement was amended to include a covenant requiring that the Company maintain minimum “liquidity” of $1.25 million. Liquidity is defined as the difference between cash and cash equivalents and the aggregate principal balance of borrowings under the Credit Agreement, measured on the last day of the fiscal quarter commencing on December 31, 2015. Based on the Company’s cash and cash equivalents as of December, the Company would only be permitted to borrow up to $.39 million as of such date. Decreases in the Company’s cash position will effectively reduce the amount the Company is able to borrow and/or require accelerated repayments.

The Company’s obligations under the Credit Facility are secured by certain assets of the Company pursuant to the terms and subject to the conditions set forth in the Credit Agreement. See Note 5 – Financing to the Company’s unaudited financial statements for more information concerning the Credit Facility. Any advances under the Credit Facility will be made pursuant to a Revolving Credit Note (as defined in the Credit Agreement) executed by the Company in favor of the bank. Such advances will bear interest at a rate equal to the 30-day LIBOR rate plus 3.50%. Advances may be prepaid in whole or in part without premium or penalty. The 30-day LIBOR rate was 0.42% on December 31, 2015.

Management has implemented cost saving measures which have reduced the Company’s expenses, including overhead reductions and deferral of non-essential capital expenditures. While there are no assurances that these measures will continue to be successful, management believes that the Company currently has sufficient liquidity given its cash needs. If the Company’s cost saving measures are not successful in the long term, the Company may need to borrow under the Credit Agreement or obtain other debt financing to fund its operations. There is no assurance that the Company will be able to borrow sufficient amounts under the Credit Agreement, as amended on November 9, 2015. Even if the Company were able to borrow under the Credit Agreement, the Credit Agreement expires on November 9, 2016, at which time any outstanding borrowings would be due and payable, with interest. If the Company does not have sufficient cash to repay any outstanding principal and interest under the Credit Agreement, it would be required to refinance the Credit Facility. The Company believes that in either such event it would have a sufficient borrowing base to secure the necessary financing, however the Company could incur additional costs due to higher interest rates or fees. At December 31, 2015, the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

Inflation has not had a material effect on the Company’s business or results of operations during the first six months of fiscal 2016.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

At December 31, 2015, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the 30-day LIBOR rate as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at December 31, 2015. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2015, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings

Dräger Patent Litigation. On or about October 4, 2013, Dräger Medical GmbH and certain affiliates (the “Dräger Plaintiffs”) filed a patent infringement lawsuit against the Company in the District of Delaware, asserting that the Company infringes United States Patent Nos. 7,487,776 and 8,286,633 (the “‘633 Patent”), both protecting particular combinations of carbon dioxide absorption cartridges and adapters which fit on anesthesia machines (the “2013 Dräger Suit”). The Dräger Plaintiffs assert that the Company’s sales of certain models of its Litholyme and Carbolime single-use carbon dioxide absorption cartridges infringe both patents. The Company answered the Complaint, asserting invalidity of the patents, non-infringement, and implied license under the doctrine of permissive repair.

On October 25, 2013, the Dräger Plaintiffs filed a motion for preliminary injunction requesting that the Company be enjoined from selling certain models of its Litholyme and Carbolime cartridges during the pendency of the litigation. A hearing on the motion for preliminary injunction was held on February 7, 2014. On March 24, 2014, the Court ruled in Allied’s favor and denied Dräger’s motion for a preliminary injunction, stating among other things that Dräger had not carried its burden of showing that Allied had infringed Dräger’s patents. On June 20, 2014, the Company filed a motion seeking summary judgment based on the repair doctrine, which was the basis for the Court’s denial of Dräger’s motion for preliminary injunction. On March 27, 2015, the Court granted the Company’s motion for summary judgment of non-infringement. The Dräger Plaintiffs appealed the Court’s Order granting the motion for summary judgment on April 21, 2015 and briefs have been filed by both sides.

On October 13, 2015, the Dräger Plaintiffs filed a new patent infringement lawsuit (the “2015 Dräger Suit”) against the Company in the District of Delaware asserting that the Company infringes United States Reissue Patent No. RE45745, a reissue of the ‘633 Patent. The New Lawsuit alleges that the Company’s sales of the “Dräger Style” models of its Litholyme and Carbolyme single-use carbon dioxide absorption cartridges infringe the claims of the reissued patent.

On January 29, 2016, the Company and the Dräger Plaintiffs resolved the 2013 Dräger Suit and the 2015 Dräger Suit pursuant to a mutually satisfactory settlement agreement. The appeal of the 2013 Dräger Suit was dismissed on February 1, 2016 and the 2015 Dräger Suit was resolved by a consent judgement and permanent injunction on February 12, 2016. The Company will not be required to make any payments under the settlement agreement, however, it discontinued the manufacture of “Dräger Style” models of its Litholyme and Carbolyme single-use carbon dioxide absorption cartridges as of October 13, 2015. The Company does not believe that this settlement agreement will have a material effect on its business, financial position, results of operations or cash flows.

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

Date: February 16, 2016

