Form 10-Q
period 2016-03-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2016-05-13
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the quarterly period ended March 31, 2016

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

Yes ☐ No ☒

The number of shares of common stock outstanding at April 29, 2016 is 8,027,147 shares.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015

Net sales	$8,840,222	$8,503,173	$26,149,418	$26,348,102
Cost of sales	7,214,133	6,803,879	21,046,428	20,915,540
Gross profit	1,626,089	1,699,294	5,102,990	5,432,562

Selling, general and
administrative expenses	2,388,566	2,188,457	7,187,936	6,654,245
Loss from operations	(762,477)	(489,163)	(2,084,946)	(1,221,683)

Other (income) expenses:
Interest income	(521)	(532)	(2,423)	(2,086)
Other, net	22,510	14,661	64,172	36,619
	21,989	14,129	61,749	34,533

Loss before benefit from income taxes	(784,466)	(503,292)	(2,146,695)	(1,256,216)
Benefit from income taxes	-	-	(123,907)	-
Net loss	$(784,466)	$(503,292)	$(2,022,788)	$(1,256,216)

Basic loss per share	$(0.10)	$(0.06)	$(0.25)	$(0.16)

Diluted loss per share	$(0.10)	$(0.06)	$(0.25)	$(0.16)

Weighted average shares outstanding - basic	8,027,147	8,027,147	8,027,147	8,027,147

Weighted average shares outstanding - diluted	8,027,147	8,027,147	8,027,147	8,027,147

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	March 31,	June 30,
	2016	2015

Current assets:
Cash and cash equivalents	$1,733,754	$2,039,946
Accounts receivable, net of allowances of $170,000	4,143,502	3,574,674
Inventories, net	9,042,289	9,190,911
Income tax receivable	23,841	12,487
Other current assets	316,665	328,756

Total current assets	15,260,051	15,146,774

Property, plant and equipment, net	7,023,072	7,821,206
Deferred income taxes	1,966,056	1,889,872
Other assets, net	89,952	131,615

Total assets	$24,339,131	$24,989,467

See accompanying Notes to Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	March 31,	June 30,
	2016	2015

Current liabilities:
Accounts payable	$2,462,407	$1,368,797
Other accrued liabilities	2,483,767	2,159,566
Deferred income taxes	839,039	767,907
Total current liabilities	5,785,213	4,296,270

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,427,878 shares issued at March 31, 2016 and June 30, 2015; 8,027,147 shares outstanding at March 31, 2016 and June 30, 2015	104,279	104,279
Additional paid-in capital	48,430,179	48,546,670
Accumulated deficit	(8,999,752)	(6,976,964)
Less treasury stock, at cost; 2,400,731 shares at
March 31, 2016 and June 30, 2015	(20,980,788)	(20,980,788)
Total stockholders' equity	18,553,918	20,693,197
Total liabilities and stockholders' equity	$24,339,131	$24,989,467

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(2,022,788)	$(1,256,216)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	939,095	988,564
Stock based compensation	2,367	3,905
Provision for doubtful accounts and sales
returns and allowances	2,625	55,080
Deferred taxes	(123,907)	-

Changes in operating assets and liabilities:
Accounts receivable	(571,452)	(94,756)
Inventories	148,622	22,831
Income tax receivable	(11,354)	(11,917)
Other current assets	12,091	9,939
Accounts payable	1,093,610	330,795
Other accrued liabilities	324,199	553,922
Net cash provided by (used in) operating activities	(206,892)	602,147

Cash flows from investing activities:
Capital expenditures	(99,300)	(141,166)
Net cash used in investing activities	(99,300)	(141,166)

Net increase (decrease) in cash and cash equivalents	(306,192)	460,981
Cash and cash equivalents at beginning of period	2,039,946	1,366,762
Cash and cash equivalents at end of period	$1,733,754	$1,827,743

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This update requires that entities with a classified balance sheet present all deferred tax assets and liabilities as noncurrent. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. Early adoption is permitted for financial statements that have not been previously issued. This update can be applied on either a prospective or retrospective basis. We do not expect the adoption of this update to have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. ASU 2016-02 is effective for the Company on July 1, 2020. The Company is currently evaluating the impact to our future financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (“ASU 2016-08”). ASU 2016-08 further clarifies principal and agent relationships within ASU 2014-09. Similar to ASU 2014-09, the effective date will be the first quarter of fiscal year 2019 with early adoption permitted in the first quarter of fiscal year 2018. The Company is evaluating the impact that adoption of this new standard will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” (“ASU 2016-09”). ASU 2016-09 is intended to simplify several aspects of accounting for share-based payment awards. The effective date will be the first quarter of fiscal year 2018, with early adoption permitted. The Company is evaluating the impact that adoption of this new standard will have on its financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing,” (“ASU 2016-10”).  The amendments in ASU 2016-10 are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services in contracts with customers and to improve the operability and understandability of licensing implementation guidance related to the entity's intellectual property.  Similar to ASU 2014-09, the effective date will be the first quarter of fiscal year 2019 with early adoption permitted in the first quarter of fiscal year 2018.  The Company is evaluating the impact that adoption of this new standard will have on its financial statements.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short maturity of these instruments.

2. Inventories

Inventories are comprised as follows:

	March 31, 2016	June 30, 2015

Work-in progress	$616,878	$545,410
Component parts	7,575,251	7,721,413
Finished goods	2,310,280	2,397,044
Reserve for obsolete and excess
inventory	(1,460,120)	(1,472,956)
	$9,042,289	$9,190,911

3. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic and diluted shares outstanding for the three and nine months ended March 31, 2016 and 2015 were 8,027,147.

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

Stuyvesant Falls Power Litigation. The Company is currently involved in litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”), which provides electrical power to the Company’s facility in Stuyvesant Falls, New York, and one other party. The Company maintains in its defense of the lawsuit that it is entitled to a certain amount of free electricity based on covenants running with the land which have been honored for more than a century. After the commencement of the litigation, Niagara began sending invoices to the Company for electricity used at the Company’s Stuyvesant Falls plant. Niagara’s attempts to collect such invoices were stopped in December 2010 by a temporary restraining order. Among other things, Niagara seeks as damages the value of electricity received by the Company without charge. The total value of electricity at issue in the litigation is not known with certainty and Niagara has alleged different amounts of damages. Niagara alleged in its Second Amended Verified Complaint, dated February 6, 2012, damages of approximately $469,000 in free electricity from May 2003 through May 2010. Niagara also alleged in its Motion For Summary Judgment, filed on March 14, 2014, damages of approximately $492,000 in free electricity from May 2010 through the date of the filing. In April 2015, Allied received an invoice for electrical power at the Stuyvesant Falls plant with an “Amount Due” balance of $696,000 as of March 31, 2015 without any description as to the period of time covered by the invoice.

The Company filed a Motion for Summary Judgment on March 14, 2014, seeking dismissal of Niagara’s claims and oral arguments on the motions were held on June 13, 2014. On October 1, 2014, the Court granted the Company’s motion, denied Niagara’s motion and ruled that the Company is entitled to receive electrical power pursuant to the power covenants. On October 26 and October 30, 2014, Niagara and the other party filed separate notices of appeal of the Court’s decision. On March 31, 2016 the Supreme Court of New York, Appellate Division, Third Department reversed the trial court decision and held that the free power covenants are no longer enforceable. The Company intends to appeal this ruling and exercise all available options to enforce the free power covenants which have been in place for over 100 years.

The appellate decision terminated the enforceability of the free power covenants as of March 31, 2016. The appellate decision did not order the Company to pay any amounts for power consumed prior to such date and the Company believes that it is not liable for any such damages as a result of the appellate decision. As of March 31, 2016, the Company has not recorded a provision for this matter.

Dräger Patent Litigation. On or about October 4, 2013, Dräger Medical GmbH and certain affiliates (the “Dräger Plaintiffs”) filed a patent infringement lawsuit against the Company in the District of Delaware (the “2013 Dräger Suit”), asserting that the Company infringes United States Patent Nos. 7,487,776 and 8,286,633 (the “‘633 Patent”), both protecting particular combinations of carbon dioxide absorption cartridges and adapters which fit on anesthesia machines. The Dräger Plaintiffs asserted that the Company’s sales of certain models of its Litholyme and Carbolime single-use carbon dioxide absorption cartridges infringed both patents. The Company answered the Complaint, asserting invalidity of the patents, non-infringement, and implied license under the doctrine of permissive repair.

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

On October 13, 2015, the Dräger Plaintiffs filed a new patent infringement lawsuit (the “2015 Dräger Suit”) against the Company in the District of Delaware asserting that the Company infringes United States Reissue Patent No. RE45745, a reissue of the ‘633 Patent. The 2015 Dräger Suit alleged that the Company’s sales of the “Dräger Style” models of its Litholyme and Carbolime single-use carbon dioxide absorption cartridges infringed the claims of the reissued patent.

On January 29, 2016, the Company and the Dräger Plaintiffs resolved the 2013 Dräger Suit and the 2015 Dräger Suit pursuant to a mutually satisfactory settlement agreement. The appeal of the 2013 Dräger Suit was dismissed on February 1, 2016 and the 2015 Dräger Suit was resolved by a consent judgment and permanent injunction on February 12, 2016. The Company was not required to make any payments under the settlement agreement, however, it discontinued the manufacture of Dräger Style models of its Litholyme and Carbolime single-use carbon dioxide absorption cartridges as of October 13, 2015. The Company does not believe that this settlement agreement will have a material effect on its business, financial position, results of operations or cash flows.

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

5. Financing

As of March 31, 2016, the Company is party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”) pursuant to which the Company obtained a secured revolving credit facility. Currently, the agreement provides for borrowing availability of up to $5,000,000 (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by certain assets of the Company pursuant to the terms and subject to the conditions set forth in the Credit Agreement.

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

While the Credit Agreement provides for stated availability of $5.0 million, in connection with renewal on November 9, 2015, a new covenant was added requiring the Company to maintain minimum “liquidity” of $1.25 million. Liquidity is defined as the difference between cash and cash equivalents and the aggregate principal balance of borrowings under the Credit Agreement and is measured at the last day of each fiscal quarter, commencing on December 31, 2015. Based on the Company’s cash and cash equivalents as of March 31, 2016, the Company would only be permitted to borrow up to $.48 million as of such date. Decreases in the Company’s cash position will effectively reduce the amount the Company is able to borrow and/or require accelerated repayments.

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

The 30-day LIBOR rate was 0.43% on March 31, 2016.

At March 31, 2016, the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

The Company was in compliance with all of the covenants associated with the Credit Facility at March 31, 2016.

6. Income Taxes

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  In the three and nine months ended March 31, 2016 the Company recorded the tax benefit of losses incurred in the amount of approximately $233,000 and $660,000, respectively.  As the realization of the tax benefit of the net operating loss is not assured, an additional valuation allowance of approximately $233,000 and $660,000, net of the effect of the deferred taxes in the amount of $10,000 and ($35,000), for the three and nine months ended respectively, was also recorded. As a result of the expiration of tax benefits associated with expiring stock options not previously covered by the valuation allowance, the Company recorded a deferred tax benefit in the amount of approximately $0 and $124,000 for the three and nine months ended respectively. For the three and nine months ended March 31, 2015, the Company recorded the tax benefit of losses incurred in the amount of $192,000 and $471,000 net of additions to the valuation allowance of like amounts.  The total valuation allowance recorded by the Company as of March 31, 2016 and 2015 was approximately $1,920,000 and $1,271,000, respectively.  To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be subject to a valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Allied had net sales of $8.8 million for the three months ended March 31, 2016, up $0.3 million from net sales of $8.5 million in the prior year same quarter resulting from higher customer releases for shipments. Customer releases for shipment are dependent on many factors, including order levels, construction schedules, international financing arrangements, and customer preferences. Domestic sales were up 2.7% while international sales, which represented 21.3% of third quarter sales, were up 8.8% from the prior year same quarter.

Orders for the Company’s products for the three months ended March 31, 2016 of $8.9 million were $0.1 million or 1.0% lower than orders for the prior year same quarter of $9.0 million. Domestic orders are down 5.6% over the prior year same quarter while international orders, which represented 25.4% of third quarter orders, were 18.7% higher than orders for the prior year same quarter.

Gross profit for the three months ended March 31, 2016 was $1.6 million, or 18.2% of net sales, compared to $1.7 million, or 20.0% of net sales, for the three months ended March 31, 2015. The $0.1 million decrease in gross profit is primarily attributable to a $0.2 million increase in salaries and benefits including medical insurance claims.

Selling, general and administrative expenses for the three months ended March 31, 2016 were $2.4 million compared to selling, general and administrative expenses of $2.2 million for the three months ended March 31, 2015. Salaries and benefit expenses are approximately $136,000 higher than in the prior year and legal expenses are approximately $74,000 higher than in the prior year.

Loss from operations was $784,466 for the three months ended March 31, 2016 compared to loss from operations of $503,292 for the three months ended March 31, 2015.

Allied had a loss before benefit from income taxes in the third quarter of fiscal 2016 of $784,466 compared to loss before benefit from income taxes in the third quarter of fiscal 2015 of $503,292.  The Company recorded a tax benefit of $0 for the three months ended March 31, 2016 and 2015.  In the quarter ended March 31, 2016, the tax benefit of losses in the amount of approximately $233,000, net of the effect of deferred taxes in the amount of $10,000, was fully offset by a valuation allowance of equivalent amount.   To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the third quarter of fiscal 2016 was $784,466 or $0.10 per basic and diluted share compared to net loss of $503,292 or $0.06 per basic and diluted share for the third quarter of fiscal 2015. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the third quarters of fiscal 2016 and 2015 were 8,027,147.

Nine months ended March 31, 2016 compared to nine months ended March 31, 2015

Allied had net sales of $26.1 million for the nine months ended March 31, 2016, down $0.2 million, or 0.1% from net sales of $26.3 million in the prior year same period. Domestic sales were up 1.9% from the prior year same period while international sales were down 8.8% from the prior year same period. International business represented 22.4% of sales for the first nine months of fiscal 2016. The drop in international sales reflects the decrease in international orders.

Orders for the Company’s products for the nine months ended March 31, 2016 of $25.1 million were $2.3 million or 8.4% lower than orders for the prior year same period of $27.4 million. Domestic orders are down 5.7% over the prior year same period while international orders, which represented 23.6% of orders for the first nine months of fiscal 2015, were 16.1% lower than orders for the prior year same period. The Company believes that the decrease in International orders is primarily a result of currency devaluations in Central and South America.

Gross profit for the nine months ended March 31, 2016 was $5.1 million, or 19.5% of net sales, compared to $5.4 million, or 20.5% of net sales, for the nine months ended March 31, 2015. The decrease in gross margin percentage was primarily due to a change in product mix from the prior year. Future gross profit may be adversely impacted by a recent court decision requiring that the Company pay for electricity used at the Company’s Stuyvesant Falls plant. As discussed below in Part II, Item 1 – Legal Proceedings, below, on March 31, 2016, the Supreme Court of New York, Appellate Division reversed prior trial court ruling in favor of the Company and terminated the enforceability of free power covenants upon which the Company had previously relied to obtain free electrical power at Stuyvesant Falls. The Company intends to appeal the most recent ruling and exercise all available options to enforce the free power covenants which have been in place for over 100 years. Based on current information, the Company believes such increased costs could be in the range of $100,000 per year in the event that the Company’s appeal is unsuccessful and the appellate court ruling stands. Actual costs could be affected by usage of electrical power at the plant and fluctuations in the value for electrical power.

Selling, general and administrative expenses for the nine months ended March 31, 2016 were $7.2 million compared to selling, general and administrative expenses of $6.7 million for the nine months ended March 31, 2015. Legal expenses are approximately $423,000 higher than in the prior year and salaries and benefits are approximately $127,000 higher than in the prior year.

Loss from operations was $2.1 million for the nine months ended March 31, 2016 compared to loss from operations of $1.2 million for the nine months ended March 31, 2015. Allied had loss before benefit from income taxes in the first nine months of fiscal 2016 of $2.1 million, compared to loss before benefit from income taxes in the first nine months of fiscal 2015 of $1.3 million. The Company’s tax provision net of valuation allowance reflects a tax benefit of $123,907 for the nine months ended March 31, 2016 compared to a tax benefit of $0 for the nine months ended March 31, 2015. In the nine months ended March 31, 2016, the tax benefit of losses in the amount of approximately $660,000, net of the effect of deferred taxes in the amount of ($35,000), was fully offset by a valuation allowance of equivalent amount. As a result of the expiration of tax benefits associated with expiring stock options not previously covered by the valuation allowance, the Company recorded a deferred tax benefit in the amount of approximately $124,000.  To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the nine months ended March 31, 2016 was $2,022,788 or $0.25 per basic and diluted share compared to net loss of $1,256,216 or $0.16 per basic and diluted share for the first nine months of fiscal 2015. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first nine months of fiscal 2016 and 2015 was 8,027,147.

Liquidity and Capital Resources

The Company believes that available resources, including availability under a credit facility described below, are sufficient to meet operating requirements in the coming year.

The Company’s working capital was $9.5 million at March, 2016 compared to $10.9 million at June 30, 2015. Accounts Receivable increased by approximately $0.6. During fiscal 2016, this increase in accounts receivable was offset by a $0.3 million decrease in Cash and Cash Equivalents, a $1.1 million increase in Accounts Payable, and a $0.3 increase in Other Accrued Liabilities. Accounts Payable and Other Accrued Liabilities are subject to normal fluctuations in purchasing levels, and the timing of payments. Accounts Receivable was $4.1 million at March 31, 2016, an increase from $3.6 million at June 30, 2015. Accounts Receivable as measured in days sales outstanding (“DSO”) was 44 DSO at March 31, 2016; an increase from 37 DSO at June 30, 2015. The Company does not believe this increase in DSO is due to a change in payment terms, or deterioration in Accounts Receivable collection performance. The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns in order to manage inventory levels.

The Company is party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”). At March 31, 2016, the Company had $5,000,000 available for borrowing on the line of credit (the “Credit Facility”). On November 9, 2015, the Credit Agreement was amended to include a covenant requiring that the Company maintain minimum “liquidity” of $1.25 million. Liquidity is defined as the difference between cash and cash equivalents and the aggregate principal balance of borrowings under the Credit Agreement, measured on the last day of the fiscal quarter commencing on December 31, 2015. Based on the Company’s cash and cash equivalents as of March 31, the Company would only be permitted to borrow up to $.48 million as of such date. Decreases in the Company’s cash position will effectively reduce the amount the Company is able to borrow and/or require accelerated repayments.

The Company’s obligations under the Credit Facility are secured by certain assets of the Company pursuant to the terms and subject to the conditions set forth in the Credit Agreement. See Note 5 – Financing to the Company’s unaudited financial statements for more information concerning the Credit Facility. Any advances under the Credit Facility will be made pursuant to a Revolving Credit Note (as defined in the Credit Agreement) executed by the Company in favor of the bank. Such advances will bear interest at a rate equal to the 30-day LIBOR rate plus 3.50%. Advances may be prepaid in whole or in part without premium or penalty. The 30-day LIBOR rate was 0.43% on March 31, 2016.

Management believes that the Company currently has sufficient liquidity given its cash needs. If the Company continues to use cash in operations, the Company may need to borrow under the Credit Agreement or obtain other debt financing to fund its operations. There is no assurance that the Company will be able to borrow sufficient amounts under the Credit Agreement, as amended on November 9, 2015. Even if the Company were able to borrow under the Credit Agreement, the Credit Agreement expires on November 9, 2016, at which time any outstanding borrowings would be due and payable, with interest. If the Company does not have sufficient cash to repay any outstanding principal and interest under the Credit Agreement, it would be required to refinance the Credit Facility. The Company believes that in either such event it would have a sufficient borrowing base to secure the necessary financing, however the Company could incur additional costs due to higher interest rates or fees. At March 31, 2016, the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

Inflation has not had a material effect on the Company’s business or results of operations during the first nine months of fiscal 2016.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

At March 31, 2016, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the 30-day LIBOR rate as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at March 31, 2016. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2016, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Stuyvesant Falls Power Litigation. The Company is currently involved in litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”), which provides electrical power to the Company’s facility in Stuyvesant Falls, New York, and one other party. The Company maintains in its defense of the lawsuit that it is entitled to a certain amount of free electricity based on covenants running with the land which have been honored for more than a century. After the commencement of the litigation, Niagara began sending invoices to the Company for electricity used at the Company’s Stuyvesant Falls plant. Niagara’s attempts to collect such invoices were stopped in December 2010 by a temporary restraining order. Among other things, Niagara seeks as damages the value of electricity received by the Company without charge. The total value of electricity at issue in the litigation is not known with certainty and Niagara has alleged different amounts of damages. Niagara alleged in its Second Amended Verified Complaint, dated February 6, 2012, damages of approximately $469,000 in free electricity from May 2003 through May 2010. Niagara also alleged in its Motion For Summary Judgment, filed on March 14, 2014, damages of approximately $492,000 in free electricity from May 2010 through the date of such filing. In April 2015, Allied received an invoice for electrical power at the Stuyvesant Falls plant with an “Amount Due” balance of $696,000 as of March 31, 2015 without any description as to the period of time covered by the invoice.

The Company filed a cross Motion for Summary Judgment on March 14, 2014, seeking dismissal of Niagara’s claims and oral arguments on the motions were held on June 13, 2014. On October 1, 2014, the Court granted the Company’s motion, denied Niagara’s motion and ruled that the Company is entitled to receive electrical power pursuant to the power covenants. On October 26 and October 30, 2014, Niagara and the other party filed separate notices of appeal of the Court’s decision. On March 31, 2016 the Supreme Court of New York, Appellate Division, Third Department reversed the trial court decision and held that the free power covenants are no longer enforceable. The Company intends to appeal this ruling and exercise all available options to enforce the free power covenants which have been in place for over 100 years.

The appellate decision terminated the enforceability of the free power covenants as of March 31, 2016. The appellate decision did not order the Company to pay any amounts for power consumed prior to such date and the Company believes that it is not liable for any such damages as a result of the appellate decision. As of March 31, 2016, the Company has not recorded a provision for this matter.

Dräger Patent Litigation. On or about October 4, 2013, Dräger Medical GmbH and certain affiliates (the “Dräger Plaintiffs”) filed a patent infringement lawsuit against the Company in the District of Delaware, asserting that the Company infringes United States Patent Nos. 7,487,776 and 8,286,633 (the “‘633 Patent”), both protecting particular combinations of carbon dioxide absorption cartridges and adapters which fit on anesthesia machines (the “2013 Dräger Suit”). The Dräger Plaintiffs asserted that the Company’s sales of certain models of its Litholyme and Carbolime single-use carbon dioxide absorption cartridges infringe both patents. The Company answered the Complaint, asserting invalidity of the patents, non-infringement, and implied license under the doctrine of permissive repair.

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

On October 13, 2015, the Dräger Plaintiffs filed a new patent infringement lawsuit (the “2015 Dräger Suit”) against the Company in the District of Delaware asserting that the Company infringes United States Reissue Patent No. RE45745, a reissue of the ‘633 Patent. The 2015 Dräger Suit alleged that the Company’s sales of the “Dräger Style” models of its Litholyme and Carbolime single-use carbon dioxide absorption cartridges infringed the claims of the reissued patent.

On January 29, 2016, the Company and the Dräger Plaintiffs resolved the 2013 Dräger Suit and the 2015 Dräger Suit pursuant to a mutually satisfactory settlement agreement. The appeal of the 2013 Dräger Suit was dismissed on February 1, 2016 and the 2015 Dräger Suit was resolved by a consent judgment and permanent injunction on February 12, 2016. The Company was not required to make any payments under the settlement agreement, however, it discontinued the manufacture of “Dräger Style” models of its Litholyme and Carbolime single-use carbon dioxide absorption cartridges as of October 13, 2015. The Company does not believe that this settlement agreement will have a material effect on its business, financial position, results of operations or cash flows.

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

Date: May 13, 2016

