Form 10-K
period 2016-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2016-09-23
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year June 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________ Commission File Number 0-19266

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. ☒ No. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes. ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, accelerated filer and “smaller reporting company” in Rule 12 b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12 b-2). Yes ☐ No ☒

As of December 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4,988,275. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of September 2, 2016, there were 8,027,147 shares of common stock, $0.01 par value (the “Common Stock"), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be filed within 120 days after June 30, 2016 (portion) (Part III)

ALLIED HEALTHCARE PRODUCTS, INC.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION

REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are “forward-looking statements.” Words such as “believe,” “expect,” “intend,” “will,” “should,” and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, impacts of the U.S. Affordable Care Act and specific matters which relate directly to the Company’s operations and properties as discussed in Items 1, 1A, 3 and 7 of this Report. The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made. Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission which are available on our website at www.alliedhpi.com under "Financial/SEC Filings."

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

Markets and Products

In fiscal 2016, respiratory care products, medical gas equipment and emergency medical products represented approximately 25%, 55% and 20%, respectively, of the Company’s net sales. In comparison, in fiscal 2015, respiratory care products, medical gas equipment and emergency medical products represented approximately 26%, 53%, and 21%, respectively, of the Company’s net sales. The Company operates in a single industry segment and its principal products are described in the following table:

Product	Description	Principal Brand Names	Primary Users

Respiratory Care Products
Respiratory Care/Anesthesia Products	Large volume compressors; ventilator calibrators; humidifiers and mist tents; and carbon dioxide absorbent	Timeter; Carbolime®; Litholyme®	Hospitals and sub-acute facilities

Home Respiratory Care Products	O2 cylinders; pressure regulators; nebulizers; portable large volume compressors; portable suction equipment and disposable respiratory products	Timeter; B&F; Schuco	Patients at home

Medical Gas Equipment
Construction Products	In-wall medical gas system components; central station pumps and compressors and headwalls	Chemetron; Oxequip	Hospitals and sub-acute facilities

Regulation Devices	Flowmeters; vacuum regulators; pressure regulators and related products	Chemetron; Oxequip; Timeter	Hospitals and sub-acute facilities

Disposable Cylinders	Disposable oxygen and gas cylinders	Lif-O-Gen	First aid providers and specialty gas distributors

Suction Equipment	Portable suction equipment and disposable suction canisters	Gomco; Allied; Schuco	Hospitals, sub-acute facilities and homecare products

Emergency Medical Products
Respiratory/Resuscitation	Demand resuscitation valves; bag mask resuscitators; emergency transport ventilators, oxygen regulators, SurgeX - surge suppressing post valve, mass casualty ventilation line, and the AHP300 Ventilator	LSP; Omni-Tech; Allied	Emergency service providers

Trauma and Patient Handling Products	Spine immobilization products; pneumatic anti-shock garments, trauma burn kits and Xtra backboards	LSP	Emergency service providers

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

The Company’s construction products are sold primarily to hospitals, alternate care settings and hospital construction contractors. The Company believes that these products are installed in more than three thousand hospitals in the United States. The Company believes that most hospitals and sub-acute care facility construction spending is for expansion or renovation of existing facilities. Many hospital systems and individual hospitals undertake major renovations to upgrade their operations to improve the quality of care they provide, reduce costs and attract patients and personnel.

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

The sales force includes seven domestic hospital, homecare and emergency specialists, four domestic construction specialists, and three international sales representatives. A total of three sales managers lead each of the sales groups. A product manager is responsible for the marketing activities of our product lines.

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

The Company’s international specialists sell all Allied products within their territory. Allied’s net sales to foreign markets totaled 24% of total net sales in fiscal 2016, 23% in 2015 and 25% in 2014. International sales are made through a network of dealers, agents and U.S. exporters who distribute the Company’s products throughout the world. Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East.

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

During fiscal year 2016 the research and development group continued to support the launch of the AHP300 and AHP300P ventilators.

The group is actively working on other products that were not released during the fiscal year 2016.

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

Patents, Trademarks and Proprietary Technology

The company owns and maintains domestic and foreign patents on several products it believes are useful to the business and provided the Company with an advantage over its competitors. During fiscal 2016 the company received a foreign patent on the Litholyme® carbon dioxide absorbent product. The company continues to seek U.S. and foreign patents on the EPV200 and AHP300 ventilators.

Patents which will expire in the period of 2016 to 2033 in the aggregate are believed to be of material importance in the operation of Allied’s business. Allied believes no single patent, except that related to Litholyme®, is material in relation to Allied’s future business as a whole. Although the expiration of an individual patent may lead to increased competition, other factors such as a competitor’s need to obtain regulatory approvals prior to marketing a competitive product and the nature of the market, may allow Allied to continue to have commercial advantages after the expiration of the patent.

The company owns and maintains U.S. trademarks for Allied Healthcare Products Inc., Chemetron, Gomco, Oxequip, Lif-O-Gen, Life Support Products, Timeter, Vacutron and Schuco, its principle trademarks. Registrations for these trademarks are also owned and maintained in countries where such products are sold and such registrations are considered necessary to preserve the Company’s proprietary rights therein.

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

Employees

At June 30, 2016, the Company had approximately 236 full-time employees. Approximately 139 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2018.

Executive Officers of the Registrant

This section provides information regarding the executive officers of the Company who are appointed by and serve at the pleasure of the Board of Directors:

Name	Age	Position

Earl R. Refsland	73	Director, President and Chief Executive Officer (1)
Andrew D. Riley	40	Vice President of Operations (2)
Daniel C. Dunn	56	Vice President of Finance, Chief Financial Officer, Secretary & Treasurer (3)

(1)	Mr. Refsland has been Director, President and Chief Executive Officer of the Company since September, 1999.
(2)	Mr. Riley has been Vice President — Operations since July, 2014. He previously held the position of Director of Operations and Plant Manager from January 2012 to July 2014. Prior to that time, Mr. Riley held multiple leadership positions at Owens Corning from 2005 to 2012.
(3)	Mr. Dunn has been Vice President — Finance, Chief Financial Officer, Secretary and Treasurer since July, 2001. He previously held the position of Director of Finance at MetalTek International from 1998 to 2001. Prior to that time, Mr. Dunn held the position of Corporate Controller at Allied Healthcare Products, Inc. from 1994 to 1998.

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

Our common stock is listed on the NASDAQ Capital Market but is thinly traded. As a result, stockholders may not be able to sell shares of common stock on short notice. Additionally, the market price of our common stock could be subject to significant fluctuations in response to quarter-to-quarter variation in our operating results, announcements of new products or services by us or our competitors, and other events or factors. For example, a shortfall in net sales or net income, or an increase in losses could have an immediate and significant adverse effect on the market price and volume fluctuations that have particularly affected the market prices of many micro and small capitalization companies and that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

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

In March 2010, Congress approved, and the President signed into law, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively the "Healthcare Reform Acts"). Among other things, the Healthcare Reform Acts seek to expand health insurance coverage to approximately 32 million uninsured Americans. Many of the significant changes in the Healthcare Reform Acts did not take effect until 2014, including a requirement that most Americans carry health insurance. The Healthcare Reform Acts contain many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid. Beginning in 2013, each medical device manufacturer must now pay a tax in an amount equal to 2.3% of the price for which the manufacturer sells its medical devices, as discussed in “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. We manufacture and sell devices that are subject to this tax. On December 18, 2015, The Consolidated Appropriations Act, 2016 was signed into law. This Act included a moratorium on the medical device tax during the period beginning on January 1, 2016, and ending on December 31, 2017.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements required due diligence efforts beginning in fiscal 2014, with initial disclosure requirements which began in May 2014. There were and continue to be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. The limited information provided by the suppliers in response to the survey in some cases did not identify the facilities used to process or the country of origin of the necessary conflict minerals in its products. As there may be only a limited number of suppliers offering ― “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

We have a history of net losses in fiscal 2014, 2015 and 2016 and we may not be able to return to profitability in the future, which may cause the market price of our common stock to decline.

We have a history of net losses. We reported a net loss of $2.8 million in fiscal 2014, a net loss of $1.8 million in fiscal 2015 and a net loss of $2.3 million in fiscal 2016. We will need to generate and sustain increased sales levels in the future to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to improve our sales execution both domestically and internationally and also expand markets for our new ventilator products and our new carbon dioxide absorbent, Litholyme®. However, there is no guarantee that we will be successful in our efforts. We may also incur losses in the future for a number of reasons, including the other risks described in this Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

If our stock price continues to remain below $1.00, our common stock may be subject to delisting from The NASDAQ Stock Market.

As previously reported, on February 26, 2016, the Company received a notification from Nasdaq that it had failed to comply with Nasdaq’s “Minimum Bid Price Rule,” which requires that the Company’s common stock generally trade above $1.00 per share. In this original notification and in accordance with Nasdaq Rules, the Company was provided a period of 180 calendar days, or until August 24, 2016, to regain compliance with the Minimum Bid Price Rule. On April 6, 2016, listing of shares of our common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market. In approving the transfer of the listing of our common stock, Nasdaq granted a second compliance period, running until February 21, 2017, to satisfy the Minimum Bid Price Rule, subject to (i) the Company meeting the continued listing requirements for initial listing on the Nasdaq Capital Market, with the exception of the Minimum Bid Price Rule and (ii) the Company undertaking to conduct a reverse stock split with the intent to raise the trading price of our common stock above $1.00 per share.

The Company intends to seek approval from its shareholders for a reverse stock split at its 2016 annual meeting. However, there is no guarantee that a reverse stock split will result in a long term trading price of our common stock of greater than $1.00 per share. In the event we do not regain compliance with the Minimum Bid Price Rule prior to February 21, 2017, NASDAQ will notify us that our common stock is subject to delisting. We may appeal the delisting determination to a NASDAQ hearing panel and the delisting will be stayed pending until the panel’s determination. At such hearing, we would present a plan to regain compliance and NASDAQ would then subsequently render a decision. To the extent that we are unable to resolve the listing deficiency, there is a risk that our common stock may be delisted from NASDAQ, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company’s headquarters are located in St. Louis, Missouri and the Company maintains manufacturing facilities in Missouri and New York. Set forth below is certain information with respect to the Company’s manufacturing facilities at June 30, 2016.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Allied Healthcare Products, Inc. trades on the NASDAQ Capital Market under the symbol AHPI. As of September 2, 2016, there were 135 record owners of the Company’s common stock. The following tables summarize information with respect to the high and low prices for the Company’s common stock as listed on the NASDAQ Global or Capital Market for each quarter of fiscal 2016 and 2015, respectively. The Company currently does not pay, and in the most recent fiscal years has not paid, any dividend on its common stock.

Common Stock Information

2016	High	Low	2015	High	Low
September quarter	$1.75	$1.14	September quarter	$2.66	$1.95
December quarter	$1.58	$0.99	December quarter	$3.70	$1.29
March quarter	$1.11	$0.63	March quarter	$1.90	$1.32
June quarter	$0.74	$0.50	June quarter	$1.85	$1.37

Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to the Company’s proxy statement for the 2016 annual meeting of stockholders, which will be filed within 120 days after June 30, 2016.

Item 6. Selected Financial Data

(In thousands, except per share data)
Year ended June 30,	2016	2015	2014	2013	2012
Statement of Operations Data
Net sales	$35,952	$35,462	$36,371	$38,552	$43,446
Cost of sales	28,593	28,392	29,057	30,310	33,485
Gross profit	7,359	7,070	7,314	8,242	9,961
Selling, general and administrative expenses	9,279	8,763	10,423	10,736	10,611
Loss from operations	(1,920)	(1,693)	(3,109)	(2,494)	(650)
Interest expense	-	-	-	-	-
Interest income	(3)	(3)	(5)	(12)	(27)
Other, net	87	70	42	(485)	48
Loss before provision for (benefit from) income taxes	(2,004)	(1,760)	(3,146)	(1,997)	(670)
Provision for (benefit from) income taxes	301	17	(340)	(740)	(246)
Net loss	$(2,305)	$(1,777)	$(2,806)	$(1,257)	$(424)
Basic loss per share	$(0.29)	$(0.22)	$(0.35)	$(0.16)	$(0.05)
Diluted loss per share	$(0.29)	$(0.22)	$(0.35)	$(0.16)	$(0.05)
Basic weighted average common shares outstanding	8,027	8,027	8,027	8,071	8,124
Diluted weighted average common shares outstanding	8,027	8,027	8,027	8,071	8,124

(In thousands)
June 30,	2016	2015	2014	2013	2012
Balance Sheet Data
Working capital	$10,018	$10,851	$11,390	$13,682	$16,006
Total assets	23,196	24,989	26,032	29,339	31,477
Stockholders' equity	18,272	20,693	22,509	25,315	26,777

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company manufactures and markets respiratory products, including respiratory care products, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts and percentages of net sales attributable to respiratory care products, medical gas equipment and emergency medical products for the fiscal years ended June 30, 2016, 2015, and 2014.

Year ended June 30,	Dollars in thousands
	2016
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$9,077	25.2%
Medical gas equipment	19,712	54.9%
Emergency medical products	7,163	19.9%
Total	$35,952	100.0%

	Dollars in thousands
Year ended June 30,	2015
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$9,222	26.0%
Medical gas equipment	18,772	52.9%
Emergency medical products	7,468	21.1%
Total	$35,462	100.0%

	Dollars in thousands
Year ended June 30,	2014
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$9,688	26.6%
Medical gas equipment	19,426	53.4%
Emergency medical products	7,257	20.0%
Total	$36,371	100.0%

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by the various income and expense categories reflected in the Company’s Statement of Operations.

Year ended June 30,	2016	2015	2014

Net sales	100.0%	100.0%	100.0%
Cost of sales	79.5	80.1	79.9
Gross profit	20.5	19.9	20.1

Selling, general and administrative expenses	25.8	24.7	28.6
Loss from operations	(5.3)	(4.8)	(8.5)
Other, net	0.3	0.2	0.1
Loss before benefit from income taxes	(5.6)	(5.0)	(8.6)
Provision for (benefit from) income taxes	0.8	0.0	(0.9)
Net loss	(6.4)%	(5.0)%	(7.7)%

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

The Company offers limited warranties on its products.  The standard warranty period is one year.  The Company’s cost of providing warranty service for its products for the years ended June 30, 2016, June 30, 2015, and June 30, 2014 was $89,895, $176,169, and $113,209, respectively.  The related liability for warranty service amounted to $100,000 and $130,000 at June 30, 2016 and 2015, respectively.

Inventory reserve for obsolete and excess inventory:

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. This analysis considers those identified inventory items to determine, in management’s best estimate, if parts can be used beyond one year, if there are alternate uses or at what values such parts may be disposed for. At June 30, 2016 and 2015, inventory is recorded net of a reserve for obsolete and excess inventory of $1.5 million.

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

In light of its history of operating losses the Company does not rely on the existence of future taxable income as it currently cannot conclude future taxable income is likely to occur. The Company does rely on reversals of existing temporary deferred tax liabilities and tax planning strategies to the extent available to support the value of its existing deferred tax assets. The tax planning strategies available to the Company that it would use rather than allow the tax benefits of net operating loss carryovers to expire include the revocation of the LIFO method inventory and the recognition of a gain on the sale of the Company’s excess land in Stuyvesant Falls, New York. As of June 30, 2016, the Company’s deferred tax assets exceeded the amount supportable through reversals of existing deferred tax liabilities and tax planning strategies and a valuation allowance has been recorded for this amount.

Accounts receivable net of allowances:

Accounts receivable are recorded net of an allowance for doubtful accounts, which is determined based on an analysis of past due accounts including accounts placed with collection agencies, and an allowance for returns and credits, which is based on historical analysis of credit memo data and returns. The Company maintains an allowance for doubtful accounts to reflect the uncollectibility of accounts receivable based on past collection history and specific risks indentified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. At June 30, 2016 and 2015, accounts receivable is recorded net of allowances of $170,000.

Valuation of Long-Lived Assets:

The impairment of long-lived assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable. This assessment is based on management’s expectations and judgments regarding future business and economic conditions, future market values and disposal costs. Actual results and events could differ significantly from management’s estimates. Based upon our most recent analysis, we believe that no impairment exists at June 30, 2016. There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

Self-insurance:

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2016 and 2015, the Company had approximately $175,000 and $195,000, respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

Share Based Compensation:

Allied calculates share based compensation using the Black-Sholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. For the twelve-month periods ended June 30, 2016, 2015, and 2014, Allied recorded approximately $3,000, $5,000 and $10,000, respectively, in share-based employee compensation. This compensation cost is included in the general and administrative expenses in the accompanying Statements of Operations.

Significant Factors Affecting Past and Future Operating Results

Medical Device Tax:

Beginning January 1, 2013, the Healthcare Reform Act imposed a tax to be paid by medical device manufacturers equal to 2.3% of the sale price of medical devices. Many of our products are subject to this tax. For the years ended June 30, 2016, 2015 and 2014, the Company recorded an expense of approximately $158,000, $300,000 and $292,000, respectively. On December 18, 2015, The Consolidated Appropriations Act, 2016 was signed into law. This Act included a moratorium on the medical device tax during the period beginning on January 1, 2016, and ending on December 31, 2017.

Fiscal 2016 Compared to Fiscal 2015

The Company had a loss of $2.0 million before taxes for fiscal 2016, compared to a loss of $1.8 million before taxes for fiscal 2015. It recorded an income tax provision of $301,431 in fiscal 2016, compared to an income tax provision of $16,596 in fiscal 2015.

As previously disclosed in the Company’s annual report on Form 10-K for the 2013 fiscal year, the realization of the Company’s deferred tax assets have been based on the reversal of existing temporary deferred tax liabilities and tax planning strategies. For the year ended June 30, 2014 the Company’s tax benefit of cumulative losses exceeded the supportable value of the deferred tax assets and a valuation allowance of $800,203 had been established.  For the year ended June 30, 2015 the Company recorded an additional allowance of $618,709. For the year ended June 30, 2016 the Company recorded an additional allowances of $393,814. The increase in the valuation allowance in 2016 was less than the tax benefits attributable to the current year net operating loss due to the net of reduction of tax benefits attributable to expiring options and additional depreciation differences and a decrease in the value of tax planning strategies recognized in 2016. To the extent that the Company’s losses continue, the tax benefit of those losses would be fully offset by a valuation allowance.

Net sales for fiscal 2016 of $36.0 million were $0.5 million or 1.4% more than net sales of $35.5 million in fiscal 2015. Domestically, sales increased by $0.1 million dollars. Internationally, sales increased by $0.4 million. International business is dependent upon hospital construction projects, and the development of medical facilities and emergency services in those regions in which the Company operates, as well as the economic and political climates in those international markets.

Orders for the Company’s products for the year ended June 30, 2016 of $33.7 million were $2.7 million or 7.4% lower than orders for the year ended June 30, 2015 of $36.4 million. Customer purchase order releases for the year ended June 30, 2016 and 2015 were $34.9 million. Customer purchase order releases depend on the scheduling practices of individual customers and the status of construction projects. Higher customer releases, despite lower customer orders, led to higher sales.

Respiratory care product sales in fiscal 2016, which include homecare products, were $9.1 million, which is $0.1 million, or 1.1% lower than sales of $9.2 million in the prior year. Respiratory care products also include carbon dioxide absorbents. For the year ended June 30, 2016 and 2015 the Company had carbon dioxide absorbent sales of Carbolime® and Litholyme® of $3.4 million dollars.

Medical gas equipment sales, which include construction products, of $19.7 million in fiscal 2016 were approximately $0.9 million, or 4.8% higher than prior year levels of $18.8 million. Domestically, sales of medical gas equipment in fiscal 2016 were $0.1 million higher than in the prior year. Internationally, sales of medical gas equipment in fiscal 2016 were approximately $0.8 million higher than in the prior year, primarily as a result of higher international customer releases. The Company continues to implement improvements to the sales management process which are intended to improve sales performance and increase market share for medical gas equipment, as well as other product lines.

Emergency medical product sales in fiscal 2016 of $7.2 million were $0.3 million or 4.0% lower than fiscal 2015 sales of $7.5 million. International sales of emergency medical products decreased by $0.6 million from the prior year while domestic sales increased by $0.3 million.

International sales, which are included in the product lines discussed above, increased $0.3 million, or 3.7%, to $8.5 million in fiscal 2016 compared to sales of $8.2 million in fiscal 2015. This increase in International sales reflects the timing of customer releases of orders for shipment, and a decrease in backlog from the prior year. In fiscal 2016, international sales of medical gas equipment, including construction products, increased by $0.8 million dollars, sales of respiratory care products increased by approximately $0.1 million, while international sales of emergency products decreased by approximately $0.6 million

Gross profit in fiscal 2016 was $7.4 million, or 20.5% of sales, compared to a gross profit of $7.1 million, or 19.9% of sales in fiscal 2015. Gross profit was favorably impacted by the increase in sales during the period. Gross margins were favorably impacted by approximately $0.1 million in cost improvements from lower commodity costs and purchasing improvements. The Company continues to review the cost of production and seek opportunities to lower those costs. Gross profit for 2016 was negatively impacted by approximately $158,000 as a result of Medical Device Excise Tax (MDET) expense versus a negative impact of $300,000 in 2015. Under the Patient Protection and Affordable Care Act, beginning on January 1, 2013, this tax is imposed on all U.S. sales of certain medical devices at the rate of 2.3% of the sale price of covered products. On December 18, 2015, The Consolidated Appropriations Act, 2016 was signed into law. This Act included a moratorium on the medical device tax during the period beginning on January 1, 2016, and ending on December 31, 2017.

The Company invested $0.1 million in capital expenditures in both fiscal 2016 and fiscal 2015 for manufacturing equipment, plant maintenance, and computer systems. The Company continues to control cost and actively pursue methods to reduce its costs through automation, process changes, and purchasing initiatives.

Selling, General, and Administrative (“SG&A”) expenses for fiscal 2016 were $9.3 million compared to SG&A expenses of $8.8 million in fiscal 2015. Personnel cost, primarily salaries and fringe benefits, increased by approximately $0.1 million and legal expense increased by approximately $0.5 million.

Interest income in fiscal 2016 and 2015 was approximately $3,000. Other expenses for the year ended June 30, 2016 was approximately $87,000, compared to approximately $70,000 in fiscal 2015.

The Company’s effective tax rate in 2016 was a provision of 15% compared to a provision of 1% in 2015. The increase in the effective tax rate was attributable to changes in the valuation allowance for indefinite lived depreciation adjustments and a reduction in the state tax value attributable to the tax planning strategies.

Net loss in fiscal 2016 was $2.3 million or $0.29 per basic and diluted earnings per share, a increase from a net loss of $1.8 million, or $0.22 per basic and diluted earnings per share in fiscal 2015. In 2016 and 2015 the weighted number of shares used in the calculation of basic and diluted earnings per share was 8,027,147.

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

Gross profit in fiscal 2015 was $7.1 million, or 19.9% of sales, compared to a gross profit of $7.3 million, or 20.1% of sales in fiscal 2014. Gross profit was negatively impacted by the decrease in sales and production during the period. Gross margins were favorably impacted by approximately $0.2 million in cost improvements from lower commodity costs, purchasing improvements, and improvements in operating efficiencies. The Company continues to review the cost of production and seek opportunities to lower those costs. Gross profit for 2015 was negatively impacted by approximately $300,000, as a result of Medical Device Excise Tax (MDET) expense versus a negative impact of $292,000 in 2014. Under the Patient Protection and Affordable Care Act, beginning on January 1, 2013, this tax was imposed on all U.S. sales of certain medical devices at the rate of 2.3% of the sale price of covered products in fiscal 2014 and 2015.

The Company invested $0.1 million in capital expenditures in fiscal 2015 compared to $0.4 million in fiscal 2014 for manufacturing equipment, plant maintenance, and computer systems. The Company continues to control cost and actively pursue methods to reduce its costs through automation and process changes.

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

Financial Condition, Liquidity and Capital Resources

The following table sets forth selected information concerning Allied's financial condition at June 30:

Dollars in thousands	2016	2015	2014
Cash & cash equivalents	$1,704	$2,040	$1,367
Working Capital	$10,018	$10,851	$11,390
Total Debt	$-	$-	$-
Current Ratio	3.03:1	3.53:1	4.23:1

The Company’s working capital was $10.0 million at June 30, 2016 compared to $10.8 million at June 30, 2015. Cash decreased by approximately $0.3 million, Inventory decreased by $0.3 million, Accounts Payable increased by $0.5 million and Accrued Liabilities increased by approximately $0.2 million. During fiscal 2016, these decreases in working capital were offset by a $0.5 million increase in Accounts Receivable. Accounts Receivable was $4.1 million at June 30, 2016, an increase from $3.6 million at June 30, 2015. Accounts Receivable as measured in days sales outstanding (“DSO”) is 40 DSO at June 30, 2016, up from 37 DSO at June 30, 2015. The Company does adjust product forecast, order quantities, and safety stock based on changes in demand patterns in order to manage inventory levels.

The net decrease in Cash for the fiscal year ended June 30, 2016 was $0.3 million. The net increase in Cash for the fiscal year ended June 30, 2015 was $0.7 million. Cash flows used in operating activities were approximately $0.2 million for fiscal 2016 compared to cash flows provided by operating activities of approximately $0.8 million for fiscal 2015. This decrease in Cash provided by operating activities includes a $0.5 million increase in net loss, a decrease in Inventory of $0.3 million, an increase in Accounts Payable of approximately $0.5 million, and an increase of Other Accrued Liabilities of $0.2 million. The change in Accounts Payable is primarily the result of the timing of payments between the two years, as the Company did not change its payment terms or policies.

Cash flows provided by operating activities for the fiscal year ended June 30, 2015 consisted of a net loss of $1.8 million,supplemented by $1.3 million in non-cash charges to operations for amortization and depreciation, an increase of Accounts Payable of $0.3 million and decrease of Inventory of $0.2 million, and an increase in accrued liablilites of $0.5 million. Cash was used to make capital expenditures of $0.1 million in fiscal 2016 and in 2015.

As of June 30, 2016, the Company is party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”) pursuant to which the Company obtained a secured revolving credit facility. Currently, the agreement provides for borrowing availability of up to $5,000,000 (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by certain assets of the Company pursuant to the terms and subject to the conditions set forth in the Credit Agreement.

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

While the Credit Agreement provides for stated availability of $5.0 million, in connection with renewal on November 9, 2015, a new covenant was added requiring the Company to maintain minimum “liquidity” of $1.25 million. Liquidity is defined as the difference between cash and cash equivalents and the aggregate principal balance of borrowings under the Credit Agreement and is measured at the last day of each fiscal quarter, commencing on December 31, 2015. Based on the Company’s cash and cash equivalents as of June 30, 2016, the Company would only be permitted to borrow up to $.45 million as of such date. Decreases in the Company’s cash position will effectively reduce the amount the Company is able to borrow and/or require accelerated repayments.

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

The 30-day LIBOR rate was 0.45% on June 30, 2016.

At June 30, 2016, the Company had no aggregate indebtedness, including capital lease obligations, short-term debt, and long term debt.

The Company was in compliance with all of the covenants associated with the Credit Facility at June 30, 2016.

The following table summarizes the Company’s contractual obligations at June 30, 2016:

Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-Term Debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	$115,536	$67,373	$48,163	-	-
Unconditional Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations	-	-	-	-	-
Total Contractual Cash Obligations	$115,536	$67,373	$48,163	$-	$-

Capital expenditures were $0.1 million, $0.1 million, and $0.4 million in fiscal 2016, 2015, and 2014, respectively. The Company made these capital expenditures with an aim to improve efficiency, save costs, develop new products, and maintain plant capacity. The Company believes that cash flows from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures of $0.2 million in 2017.

Cash flows from operations may be negatively impacted by decreases in sales, market conditions, and adverse changes in working capital. In the event that economic conditions were to severely worsen for a protracted period of time, we believe that we would be able to procure a replacement credit facility, and our borrowing capacity under those arrangements would provide sufficient financial flexibility although the costs of any such replacement financing may be materially greater than under the Credit Agreement. At June 30, 2016, the Company had no bank debt. During fiscal 2016, 2015 and 2014 there were no borrowings or repayments under the Credit Agreement.

The Company’s credit facility will be available until it expires on November 9, 2016. The Bank has indicated that it does not intend to renew the credit facility when it expires on November 9, 2016. The Company will consider alternative sources of credit financing to replace the credit facility if necessary.

Inflation has not had a material effect on the Company's business or results of operations. The Company makes its foreign sales in U.S. dollars and, accordingly, sales proceeds are not affected by exchange rate fluctuations, although the effect on its customers does impact the pace of incoming orders.

Quarterly Results

The following table sets forth selected operating results for the eight quarters ended June 30, 2016. The information for each of these quarters is unaudited, but includes all normal recurring adjustments which the Company considers necessary for a fair presentation thereof. These operating results, however, are not necessarily indicative of results for any future period. Further, operating results may fluctuate as a result of the timing of orders, the Company’s product and customer mix, the introduction of new products by the Company and its competitors, and overall trends in the health care industry and the economy. While these patterns have an impact on the Company’s quarterly operations, the Company is unable to predict the extent of this impact in any particular period.

Dollars in thousands, except per share data

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Three months ended,	2016	2016	2015	2015	2015	2015	2014	2014
Net sales	$9,803	$8,840	$8,846	$8,463	$9,114	$8,503	$9,000	$8,845

Gross profit	2,257	1,626	1,779	1,698	1,638	1,699	2,158	1,575

Income (loss) from operations	166	(762)	(688)	(635)	(472)	(489)	(35)	(698)

Net loss	(282)	(784)	(709)	(530)	(521)	(503)	(45)	(708)

Basic loss per share	(0.03)	(0.10)	(0.09)	(0.07)	(0.06)	(0.06)	(0.01)	(0.09)

Diluted loss per share	(0.03)	(0.10)	(0.09)	(0.07)	(0.06)	(0.06)	(0.01)	(0.09)

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2016, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the commercial bank’s “floating reference rate” or LIBOR as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at June 30, 2016. Allied has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 8. Financial Statements and Supplementary Data

The following described financial statements of Allied Healthcare Products, Inc. are included in response to this item:

Report of Independent Registered Public Accounting Firm.

Statement of Operations for the fiscal years ended June 30, 2016, 2015 and 2014.

Balance Sheet for the fiscal years ended June 30, 2016 and 2015.

Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2016, 2015 and 2014.

Statement of Cash Flows for the fiscal years ended June 30, 2016, 2015 and 2014.

Notes to Financial Statements.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Allied Healthcare Products, Inc.

We have audited the accompanying balance sheet of Allied Healthcare Products, Inc. (the Company) as of June 30, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Healthcare Products, Inc. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ RubinBrown LLP

St. Louis, Missouri

September 23, 2016

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

Year ended June 30,	2016	2015	2014

Net sales	$35,952,487	$35,461,769	$36,370,616
Cost of sales	28,592,752	28,392,171	29,056,367
Gross profit	7,359,735	7,069,598	7,314,249

Selling, general and administrative expenses	9,279,061	8,763,335	10,423,133
Loss from operations	(1,919,326)	(1,693,737)	(3,108,884)

Other (income) expenses:
Interest income	(2,782)	(3,041)	(4,818)
Interest expense	-	-	-
Other, net	86,856	70,018	41,660
	84,074	66,977	36,842

Loss before provision for (benefit from) income taxes	(2,003,400)	(1,760,714)	(3,145,726)
Provision for (benefit from) income taxes	301,431	16,596	(339,813)
Net loss	$(2,304,831)	$(1,777,310)	$(2,805,913)

Basic loss per share:	$(0.29)	$(0.22)	$(0.35)
Diluted loss per share:	$(0.29)	$(0.22)	$(0.35)
Weighted average shares outstanding – Basic	8,027,147	8,027,147	8,027,147
Weighted average shares outstanding – Diluted	8,027,147	8,027,147	8,027,147

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

	June 30, 2016	June 30, 2015

ASSETS

Current assets:
Cash and cash equivalents	$1,703,663	$2,039,946
Accounts receivable, net of allowances of $170,000	4,094,462	3,574,674
Inventories, net	8,875,270	9,190,911
Income tax receivable	12,555	12,487
Other current assets	255,711	328,756
Total current assets	14,941,661	15,146,774

Property, plant and equipment, net	6,747,570	7,821,206
Deferred income taxes	1,430,385	1,889,872
Other assets, net	76,065	131,615
Total assets	$23,195,681	$24,989,467

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,864,603	$1,368,797
Other accrued liabilities	2,341,203	2,159,566
Deferred income taxes	717,420	767,907
Total current liabilities	4,923,226	4,296,270

Commitments and contingencies (Notes 4 and 9)

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,427,878 shares issued at June 30, 2016 and June 30, 2015; 8,027,147 shares outstanding at June 30, 2016 and June 30, 2015	104,279	104,279
Additional paid-in capital	48,430,759	48,546,670
Accumulated deficit	(9,281,795)	(6,976,964)
Less: treasury stock, at cost; 2,400,731 shares at June 30, 2016 and 2015	(20,980,788)	(20,980,788)
Total stockholders' equity	18,272,455	20,693,197
Total liabilities and stockholders' equity	$23,195,681	$24,989,467

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance, June 30, 2013	$104,279	$48,584,999	$(2,393,741)	$(20,980,788)	$25,314,749

Stock based compensation	-	9,655	-	-	9,655

Reversal of deferred tax provision, stock options forfeited	-	(9,418)	-	-	(9,418)

Net loss for the year ended June 30, 2014	-	-	(2,805,913)	-	(2,805,913)
Balance, June 30, 2014	104,279	48,585,236	(5,199,654)	(20,980,788)	22,509,073

Stock based compensation	-	4,956	-	-	4,956

Reversal of deferred tax provision, stock options forfeited	-	(43,522)	-	-	(43,522)

Net loss for the year ended June 30, 2015	-	-	(1,777,310)	-	(1,777,310)
Balance, June 30, 2015	104,279	48,546,670	(6,976,964)	(20,980,788)	20,693,197

Stock based compensation	-	2,946	-	-	2,946

Reversal of deferred tax provision, stock options forfeited	-	(118,857)	-	-	(118,857)

Net loss for the year ended June 30, 2016	-	-	(2,304,831)	-	(2,304,831)
Balance, June 30, 2016	$104,279	$48,430,759	$(9,281,795)	$(20,980,788)	$18,272,455

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

Year ended June 30,	2016	2015	2014

Cash flows from operating activities:
Net loss	$(2,304,831)	$(1,777,310)	$(2,805,913)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,228,485	1,311,111	1,280,796
Stock based compensation	2,946	4,956	9,655
Provision for doubtful accounts and sales returns and allowances	2,859	61,877	18,852
Deferred tax benefit	290,145	-	(352,746)

Changes in operating assets and liabilities:
Accounts receivable	(522,647)	76,554	490,013
Inventories	315,641	215,187	(67,755)
Income tax receivable	(68)	4,679	19,600
Other current assets	73,045	81,340	10,880
Accounts payable	495,806	300,575	(248,980)
Deferred revenue	-	-	-
Other accrued liabilities	181,636	535,381	(237,055)
Net cash provided by (used in) operating activities	(236,983)	814,350	(1,882,653)

Cash flows from investing activities:
Capital expenditures	(99,300)	(141,166)	(438,504)
Net cash used in investing activities	(99,300)	(141,166)	(438,504)

Net increase (decrease) in cash and cash equivalents	(336,283)	673,184	(2,321,157)
Cash and cash equivalents at beginning of year	2,039,946	1,366,762	3,687,919
Cash and cash equivalents at end of year	$1,703,663	$2,039,946	$1,366,762

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$12,527	$15,987	$17,999
Non-cash investing and financing activity
Deferred tax provision on stock options
forfeited and reclassified to additional paid in capital	$118,857	$43,522	$9,418

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization

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

The Company offers limited warranties on its products.  The standard warranty period is one year.  The Company’s cost of providing warranty service for its products for the years ended June 30, 2016, June 30, 2015, and June 30, 2014 was $89,895, $176,169, and $113,209, respectively.  The related liability for warranty service amounted to $100,000 and $130,000 at June 30, 2016 and 2015, respectively.

Marketing and Advertising Costs

Promotional and advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Statement of Operations. Advertising expenses for the years ended June 30, 2016, 2015 and 2014 were $15,699, $32,675, and $17,904, respectively.

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

Accounts receivable and concentrations of credit risk

Accounts receivable are recorded at the invoiced amount. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses based on past experience and an analysis of current amounts due, and historically such losses have been within management's expectations. The Company maintains an allowance for doubtful accounts to reflect the uncollectibility of accounts receivable based on past collection history and specific risks indentified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. The Company’s customers can be grouped into three main categories: medical equipment distributors, construction contractors and health care institutions. At June 30, 2016, the Company believes that it has no significant concentration of credit risk.

Inventories

Inventories are stated at the lower of cost, determined using the last-in, first-out (“LIFO”) method, or market. If the first-in, first-out method (which approximates replacement cost) had been used in determining cost, inventories would have been $2,286,022 and $2,383,104 higher at June 30, 2016 and 2015, respectively. Changes in the LIFO reserve are included in cost of sales. Cost of sales was reduced by $86,698, $0, and $0 in fiscal 2016, 2015, and 2014 respectively, as a result of LIFO liquidations. Costs in inventory include raw materials, direct labor and manufacturing overhead.

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. The reserve for obsolete and excess inventory was $1,498,915 and $1,472,956 at June 30, 2016 and 2015, respectively.

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

Impairment of long-lived assets

The Company evaluates impairment of long-lived assets under the provisions of ASC Topic 360: “Property, Plant and Equipment.” ASC 360 provides a single accounting model for long-lived assets to be disposed of and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under ASC 360, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss will be recognized. No impairment losses of long-lived assets or identifiable intangibles were recorded by the Company for fiscal years ended June 30, 2016, 2015, and 2014.

Collective Bargaining Agreement

At June 30, 2016, the Company had approximately 236 full-time employees. Approximately 139 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2018.

Self-insurance

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2016 and 2015, the Company had $175,000 and $195,000 respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

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

In light of its history of operating losses the Company does not rely on the existence of future taxable income as it currently cannot conclude future taxable income is likely to occur. The Company does rely on reversals of existing temporary deferred tax liabilities and tax planning strategies to the extent available to support the value of its existing deferred tax assets. As of June 30, 2014, the Company’s deferred tax assets exceeded the amount supportable through reversals of existing deferred tax liabilities and tax planning strategies causing a valuation allowance to be recorded against the excess deferred tax assets. Additions to the valuation allowance were recorded in 2015 and 2016 for the unrealizable value of deferred tax assets.

The Company recognizes tax liabilities when, despite the Company’s belief that its tax return positions are supportable, the Company believes that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. To the extent the Company deems it necessary to record a liability for its tax positions, the current portion of the liability is included in income taxes payable and the noncurrent portion is included in other liabilities on the balance sheet. If upon the final tax outcome of these matters the ultimate liability is different than the amounts recorded, such differences are reflected in income tax expense in the period in which such determination is made. The Company files a federal and multiple state income tax returns. With few exceptions the Company’s federal and state income tax returns are open for fiscal years ending after June 30, 2013.

The Company classifies interest expenses on taxes payable as interest expense. Penalties are classified as a component of other expenses.

Research and development costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses for the years ended June 30, 2016, 2015 and 2014 were $463,902, $528,285, and $657,356, respectively.

Earnings per share

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The weighted average number of basic and diluted shares outstanding for the years ended June 30, 2016, 2015 and 2014 was 8,027,147 shares. The dilutive effect of the Company's employee and director stock option plans are determined by use of the treasury stock method. There are no potential common shares excluded from the calculation of net loss per share, as their effect would be anti-dilutive for the years ended June 30, 2016, 2015 and 2014 respectively.

The following information is necessary to calculate earnings per share for the periods presented:

Year ended June 30,	2016	2015	2014

Net loss, as reported	$(2,304,831)	$(1,777,310)	$(2,805,913)

Weighted average common shares outstanding	8,027,147	8,027,147	8,027,147
Effect of dilutive stock options	-	-	-
Weighted average diluted common shares outstanding	8,027,147	8,027,147	8,027,147

Net loss per common share
Basic	$(0.29)	$(0.22)	$(0.35)
Diluted	$(0.29)	$(0.22)	$(0.35)

Employee stock options excluded from computation of diluted income per share amounts because their effect would be anti-dilutive	-	-	-

Employee stock-based compensation

The company follows the provisions of ASC Topic 718: “Compensation – Stock Compensation”, which sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of the stock options and other equity-based compensation.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions utilized in the Black-Scholes option pricing model for options granted during the fiscal years ended June 30, 2016, 2015 and 2014.

	2016	2015	2014

Weighted-average fair value	$0.39	$0.70	$1.04
Weighted-average volatility	30%	44%	45%
Weighted-average expected life (in years)	6.0	6.0	6.0
Weighted-average risk-free interest rate	1.91%	1.85%	1.68%
Dividend yield	0%	0%	0%

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

Share-based compensation expense included in the Statement of Operations for the fiscal years ended June 30, 2016, 2015 and 2014 was approximately $3,000, $5,000 and $10,000, respectively. Unrecognized shared-based compensation cost related to unvested stock options as of June 30, 2016 amounts to approximately $1,000. The cost is expected to be recognized over the next fiscal year.

The Company recognized an income tax benefit for share-based compensation arrangements of approximately $4,000 for the year ended June 30, 2014. The income tax benefit for the years ended June 30, 2016 and 2015 of approximately $1,000 and $2,000, respectively, were fully offset by an increase in the deferred tax asset valuation allowance.

No stock options were exercised during fiscal years 2016, 2015 and 2014.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This ASU requires companies to present debt issuance costs as a direct deduction from the carrying value of that debt liability. ASU 2015-03 does not impact the recognition and measurement guidance for debt issuance costs. This ASU is effective for annual reporting periods beginning after December 15, 2015 and early adoption is permitted. Accordingly, we will adopt this ASU on July 1, 2016. Companies are required to use a retrospective approach and we currently believe there will be no impact on our financial statement disclosures.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in ASU 2015-17 seek to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted for all entities as of the beginning of an interim or annual reporting period. The Company is in the process of evaluating the impact of this update on its financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months and disclose key information about leasing arrangements. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The update is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of evaluating the impact of this update on its financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”). ASU 2016-08 further clarifies principal and agent relationships within ASU 2014-09. Similar to ASU 2014-09, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. The Company is evaluating the impact that adoption of this new standard will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 is intended to simplify several aspects of accounting for share-based payment awards. The effective date will be the first quarter of fiscal year 2018, with early adoption permitted. The Company is evaluating the impact that adoption of this new standard will have on its financial statements.

 In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”).  The amendments in ASU 2016-10 are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services in contracts with customers and to improve the operability and understandability of licensing implementation guidance related to the entity's intellectual property.  Similar to ASU 2014-09, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017.  The Company is evaluating the impact that adoption of this new standard will have on its financial statements.

3.	Financing

As of June 30, 2016, the Company is party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”) pursuant to which the Company obtained a secured revolving credit facility. Currently, the agreement provides for borrowing availability of up to $5,000,000 (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by certain assets of the Company pursuant to the terms and subject to the conditions set forth in the Credit Agreement.

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

While the Credit Agreement provides for stated availability of $5.0 million, in connection with renewal on November 9, 2015, a new covenant was added requiring the Company to maintain minimum “liquidity” of $1.25 million. Liquidity is defined as the difference between cash and cash equivalents and the aggregate principal balance of borrowings under the Credit Agreement and is measured at the last day of each fiscal quarter, commencing on December 31, 2015. Based on the Company’s cash and cash equivalents as of June 30, 2016, the Company would only be permitted to borrow up to $.45 million as of such date. Decreases in the Company’s cash position will effectively reduce the amount the Company is able to borrow and/or require accelerated repayments.

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

The Bank has indicated that it does not intend to renew the credit facility when it expires on November 9, 2016. The Company will consider alternative sources of credit financing to replace the credit facility if necessary.

The 30-day LIBOR rate was 0.45% on June 30, 2016.

At June 30, 2016, the Company had no aggregate indebtedness, including capital lease obligations, short-term debt, and long term debt.

The Company was in compliance with all of the covenants associated with the Credit Facility at June 30, 2016.

4.	Lease Commitments

The Company leases certain of its equipment under non-cancelable operating lease agreements. Minimum lease payments under operating leases at June 30, 2016 are as follows:

Fiscal Year	Operating
Leases

2017	67,373
2018	45,676
2019	2,487
Total minimum lease payments	$115,536

Rental expense incurred on operating leases in fiscal 2016, 2015, and 2014 totaled $143,683, $184,151 and $236,826, respectively.

5.	Income Taxes

The provision for (benefit from) income taxes consists of the following:

	2016	2015	2014
Current:
Federal	$-	$-	$-
State	11,286	16,596	12,933
Total current	11,286	16,596	12,933

Deferred:
Federal	(100,174)	(552,167)	(1,050,750)
State	(3,495)	(66,542)	(102,199)
Valuation Allowance	393,814	618,709	800,203
Total deferred	290,145	-	(352,746)
	$301,431	$16,596	$(339,813)

A reconciliation of income taxes, with the amounts computed at the statutory federal rate is as follows:

	2016	2015	2014

Computed tax at federal statutory rate	($681,156)	($598,643)	($1,069,547)
State income taxes, net of federal tax (benefit) provision	(38,971)	(29,799)	(62,712)
Non deductible expenses	13,915	14,683	18,141
Federal research credit	(15,144)	(6,738)	(15,328)
Book tax depreciation adjustment	517,736	-	-
Stock Options - Expired	122,508	-	-
Other, net	(11,271)	18,384	(10,570)
Valuation Allowance	393,814	618,709	800,203
Total	$301,431	$16,596	($339,813)

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of June 30, 2016 and 2015 are as follows:

	2016		2015
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities

Current:
Bad debts	$40,000	$—	$40,000	$—
Prepaid expenses	—	16,173	—	20,093
Accrued liabilities	391,645	—	352,469	—
Inventory	—	1,134,160	—	1,140,283
	431,645	1,150,333	392,469	1,160,376

Non Current:
Depreciation	—	841,040	—	470,768
Net operating loss and credit carryforwards	4,062,817	—	3,522,219	—
Intangible assets	3,635	—	2,471	—
Accrued pension liability	26,098	—	27,656	—
Stock options	68,688	—	321,845	—
Other	—	75,819	—	94,639
	4,161,238	916,859	3,874,191	565,407
Valuation Allowance	(1,812,726)	—	(1,418,912)	—
Total deferred taxes	$2,780,157	$2,067,192	$2,847,748	$1,725,783

At June 30, 2016, there were $10.1 million dollars of federal net operating loss carryforwards which will expire in 2031 through 2036. In addition, the Company has state tax net operating losses of approximately $5.9 million on a post-apportioned basis that expire in varying years from 2029 through 2036.

The Company files a federal and multiple state income tax returns. With few exceptions the Company’s federal and state income tax returns are open for fiscal years ending after June 30, 2013.

Management of the Company is not aware of any additional uncertain tax positions taken on its federal or state income tax filings for open tax years.

6.	Employee Retirement Benefits

The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code to certain eligible salaried employees. Each employee may elect to enter a written salary deferral agreement under which a portion of such employee's pre-tax earnings may be contributed to the plan.

During the fiscal years ended June 30, 2016, 2015 and 2014, the Company made contributions of $228,854, $221,508, and $277,374, respectively, to the retirement savings plan. The Company contributes 2% of eligible salaried employee’s annual income to the plan. In addition, the Company provides a 25% match on the first 8% of employee deferrals for eligible employees.

The risk of participating in multi-employer pension plan is different from single-employer plans. Assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

The Company’s participation in a multi-employer pension plan for the year ended June 30, 2016, is outlined in the table below. The “EIN/PN” column provides the Employee Identification Number (EIN) and the three-digit plan number (PN). The most recent Pension Protection Act (PPA) zone status for 2015 and 2014 is for the plan year-ends as indicated below. The zone status is based on information that the Company obtained from the annual funding notice for District No. 9 International Association of Machinists and Aerospace Workers Pension Trust. Among other factors, plans in the red zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-bargaining agreement (CBA) to which the plan is subject.

		PPA Zone Status			Contributions by the Company
Pension Trust Fund	EIN/PN	2015	2014	FIP/RP Status Pending/ Implemented	2016	2015	2014	Surcharge Imposed	Expiration Date of CBA

District No. 9 International Association of Machinist and Aerospace Workers Pension Plan	51-0138317/001	Green 12/31/2014	Green 12/31/2013	N/A	$279,968	$287,385	$293,377	No	5/31/2018

The Company was not listed in the Form 5500 for the above plan as of the plan year ends as providing more than 5 percent of total contributions.

7.	Stock Based Compensation

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

A summary of stock option transactions in fiscal 2014, 2015 and 2016, respectively, pursuant to the Employee Plans and the Directors Plans is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

June 30, 2013	472,500	$4.34
Options Granted	6,000	$2.31
Options Exercised	0	$0.00
Options Forfeited or Expired	(12,500)	$4.74
June 30, 2014	466,000	$4.30	2.3	$660

Options Granted	6,000	$1.58
Options Exercised	0	$0.00
Options Forfeited or Expired	(49,000)	$4.80
June 30, 2015	423,000	$4.20	1.3	$-

Options Granted	6,000	$1.17
Options Exercised	0	$0.00
Options Forfeited or Expired	(329,000)	$4.28
June 30, 2016	100,000	$3.78	4.5	$-
Exercisable at June 30, 2016	94,000	$3.95	4.2	$-

The following table provides additional information for options outstanding and exercisable at June 30, 2016:

Options Outstanding

Range of Exercise Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
1.17 - 3.49	24,000	7.9 years	$1.91
3.50 - 3.50	30,000	5.2 years	$3.50
3.51 - 6.73	46,000	2.3 years	$4.93

$1.17 - 6.73	100,000	4.5 years	$3.78

Options Exercisable

Range of Exercise Prices	Number	Weighted Average Exercise Price

1.17 - 3.49	18,000	$2.16
3.50 - 3.50	30,000	$3.50
3.51 - 6.73	46,000	$4.93

$1.17 - 6.73	94,000	$3.95

See Note 2 for discussion of accounting for stock awards and related fair value disclosures.

8.	Supplemental Balance Sheet Information

	June 30,
	2016	2015
Inventories
Work in progress	$431,802	$545,410
Component parts	7,374,776	7,721,413
Finished goods	2,567,607	2,397,044
Reserve for obsolete and excess inventory	(1,498,915)	(1,472,956)
	$8,875,270	$9,190,911

	Estimated
	Useful Life
	(years)
Property, plant and equipment
Machinery and equipment	3-10	$14,399,008	$14,693,789
Buildings	28-35	13,055,628	13,052,328
Land and land improvements	5-7	662,402	934,216

Total property, plant and equipment at cost		28,117,038	28,680,333
Less accumulated depreciation and amortization		(21,369,468)	(20,859,127)
		$6,747,570	$7,821,206

Depreciation expense was approximately $1.2 million, $1.3 million, and $1.2 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

Other accrued liabilities
Accrued compensation expense	$1,099,935	$1,201,099
Customer deposits	859,307	589,276
Other	381,961	369,191
	$2,341,203	$2,159,566

9.	Commitments and Contingencies

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

Stuyvesant Falls Power Litigation. The Company is currently involved in litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”), which provides electrical power to the Company’s facility in Stuyvesant Falls, New York, and one other party. The Company maintains in its defense of the lawsuit that it is entitled to a certain amount of free electricity based on covenants running with the land which have been honored for more than a century. After the commencement of the litigation, Niagara began sending invoices to the Company for electricity used at the Company’s Stuyvesant Falls plant. Niagara’s attempts to collect such invoices were stopped in December 2010 by a temporary restraining order. Among other things, Niagara seeks as damages the value of electricity received by the Company without charge. The total value of electricity at issue in the litigation is not known with certainty and Niagara has alleged different amounts of damages. Niagara alleged in its Second Amended Verified Complaint, dated February 6, 2012, damages of approximately $469,000 in free electricity from May 2003 through May 2010. Niagara also alleged in its Motion For Summary Judgment, filed on March 14, 2014, damages of approximately $492,000 in free electricity from May 2010 through the date of the filing. In April 2015, Allied received an invoice for electrical power at the Stuyvesant Falls plan with an “Amount Due” balance of $696,000 as of March 31, 2015 without any description as to the period of time covered by the invoice.

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

The appellate decision terminated the enforceability of the free power covenants as of March 31, 2016. The appellate decision did not order the Company to pay any amounts for power consumed prior to such date and the Company believes that it is not liable for any such damages as a result of the appellate decision. As of June 30, 2016, the Company has not recorded a provision for this matter. The Company commenced paying for power at the Stuyvesant Falls facility in April 2016.

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

Sales by Region

	2016	2015	2014

Domestic United States	$27,437,238	$27,304,353	$27,214,060
Europe	773,129	639,641	858,735
Canada	916,528	769,749	758,392
Latin America	3,168,891	3,343,361	4,291,530
Middle East	843,092	911,241	1,214,389
Far East	2,803,451	2,466,614	2,011,714
Other International	10,158	26,810	21,796
	$35,952,487	$35,461,769	$36,370,616

Sales by Product

	2016	2015	2014

Respiratory care products	$9,077,370	$9,221,764	$9,688,486
Medical gas equipment	19,712,286	18,772,376	19,425,522
Emergency medical products	7,162,831	7,467,629	7,256,608
	$35,952,487	$35,461,769	$36,370,616

11.	Quarterly Financial Data (unaudited)

Summarized quarterly financial data for fiscal 2016 and 2015 appears below (all amounts in thousands except per share amounts):

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Three months ended,	2016	2016	2015	2015	2015	2015	2014	2014
Net sales	$9,803	$8,840	$8,846	$8,463	$9,114	$8,503	$9,000	$8,845

Gross profit	2,257	1,626	1,779	1,698	1,638	1,699	2,158	1,575

Income (Loss) from operations	166	(762)	(688)	(635)	(472)	(489)	(35)	(698)

Net loss	(282)	(784)	(709)	(530)	(521)	(503)	(45)	(708)

Basic loss per share	(0.03)	(0.10)	(0.09)	(0.07)	(0.06)	(0.06)	(0.01)	(0.09)

Diluted loss per share	(0.03)	(0.10)	(0.09)	(0.07)	(0.06)	(0.06)	(0.01)	(0.09)

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, as required under Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of June 30, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

There were no changes to the Company’s internal controls over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A list of our executive officers and biographical information appears at the end of Item 1, in Part I of this report. A definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after June 30, 2016. The information required by this item is set forth under the caption “Election of Directors”, under the caption “Executive Officers”, and under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement, which information is incorporated herein by reference thereto.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

None

Item 14. Principal Accounting Fees and Services

The information required by this item will appear in the section entitled “Audit Fees” included in the definitive proxy statement relating to the 2016 Annual Meeting of stockholders and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

The following financial statements of the Company are included in response to Item 8:

Statement of Operations for the years ended June 30, 2016, 2015, and 2014

Balance Sheet at June 30, 2016 and 2015

Statement of Changes in Stockholders’ Equity for the years ended June 30, 2016, 2015 and 2014

Statement of Cash Flows for the years ended June 30, 2016, 2015 and 2014

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedule

Financial statement schedules which are not required under applicable regulations or related instructions and notes thereto or which are inapplicable have been omitted.

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

/s/ Earl R. Refsland
Earl R. Refsland President and Chief Executive Officer

/S/ Daniel C. Dunn
Daniel C. Dunn Vice President, Chief Financial Officer, and Secretary

Dated: September 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 23rd, 2016.

Signatures	Title

*	Chairman of the Board
John D. Weil

*	President, Chief Executive Officer and Director (Principal Executive Officer)
Earl R. Refsland

*	Director
William A. Peck

*
Joseph Root	Director

*
Judy Graves.	Director

* By:	/s/ Earl R. Refsland
Earl R. Refsland Attorney-in-Fact

* Such signature has been affixed pursuant to Power of Attorney.

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3(1) to the Company’s Registration Statement on Form S-1, as amended, Registration No. 33-40128, filed with the Commission on May 8, 1991 (the “Registration Statement”) and incorporated herein by reference)

3.2	By-Laws of the Registrant (filed as Exhibit 3(2) to the Registration Statement and incorporated herein by reference)

10.1	NCG Trademark License Agreement, dated April 16, 1982, between Liquid Air Corporation and Allied Healthcare Products, Inc. (filed as Exhibit 10(24) to the Registration Statement and incorporated herein by reference)

10.2	Employee Stock Purchase Plan (filed as Exhibit 10(3) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated by reference)

10.3	Form of Indemnification Agreement with officers and directors (filed with the Commission as Exhibit 10.22 to the 2002 Form 10-K and incorporated herein by reference).

10.4	Amended and restated Employment Agreement dated December 21, 2009 by and between Allied Healthcare Products, Inc. and Earl Refsland (incorporated by reference to 10-Q filed May 7, 2010)

10.4.1	Change of Control Agreement Employment Agreement dated March 16, 2007 by and between Allied Healthcare Products, Inc. and certain executive officers (incorporated by reference to 8-K filed March 16, 2007 with event date of March 16, 2007)

10.4.2	Change of Control Agreement Employment Agreement dated July 1, 2014 by and between Allied Healthcare Products, Inc. and Andrew Riley (filed herewith).

10.5	Allied Healthcare Products, Inc. 1999 Incentive Stock Plan (filed with the Commission as Exhibit 10(26) to the 1999 Form 10-K and incorporated herein by reference)

10.6	Allied Healthcare Products, Inc. 2009 Incentive Stock Plan (filed with Commission as Appendix A to the 2009 Proxy Statement on Schedule 14A)

10.7	Loan and Security Agreement dated November 17, 2009 by and between the Company and Enterprise Bank & Trust, including Revolving Credit Note (incorporated by reference to 8-K filed November 18, 2009 with event date of November 13, 2009)

10.8	Patent License Agreement, dated June 8, 2012, by and between Allied Healthcare Products, Inc. and Armstrong Medical Limited (filed with the Commission as Exhibit 10.12 to the 2012 Form 10-K and incorporated herein by reference).

23.1	Consent of RubinBrown LLP (filed herewith)

24	Form of Power of Attorney – (filed herewith)

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Sarbanes-Oxley Certification of Chief Executive Officer (provided herewith)*

32.2	Sarbanes-Oxley Certification of Chief Financial Officer (provided herewith)*

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, is formatted in XBRL interactive data files: (i) Statement of Operations for the fiscal years ended June 30, 2016, 2015 and 2014; (ii) Balance Sheet at June 30, 2016 and June 30, 2015; (iii) Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2016, 2015 and 2014; (iiii) Statement of Cash Flows for the fiscal years ended June 30, 2016, 2015 and 2014; and (v) Notes to Financial Statements.

*Notwithstanding any incorporation of this Quarterly Report on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.

