Form 10-Q
period 2016-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2016-11-14
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2016

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from________ to ________

Commission File Number: 0-19266

ALLIED HEALTHCARE PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	25-1370721
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1720 Sublette Avenue, St. Louis, Missouri 63110

(Address of principal executive offices, including zip code)

(314) 771-2400

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past ninety days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

The number of shares of common stock outstanding at November 1, 2016 is 8,027,147 shares.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are “forward-looking statements.” Words such as “believe,” “expect,” “intend,” “will,” “should,” and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, both in the United States and in our overseas markets, impacts of the U.S. Affordable Care Act, the outcome of litigation proceedings and specific matters which relate directly to the Company’s operations and properties as discussed in the Company’s annual report on Form 10-K for the year ended June 30, 2016. The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended
	September 30,
	2016	2015

Net sales	$8,440,413	$8,462,837
Cost of sales	6,883,243	6,764,546
Gross profit	1,557,170	1,698,291

Selling, general and
administrative expenses	2,374,120	2,333,011
Loss from operations	(816,950)	(634,720)

Other (income) expenses:
Interest income	(653)	(1,063)
Other, net	39	19,807
	(614)	18,744

Loss before benefit from income taxes	(816,336)	(653,464)
Benefit from income taxes	-	(123,906)
Net loss	$(816,336)	$(529,558)

Basic and diluted loss per share	$(0.10)	$(0.07)

Weighted average shares outstanding - basic and diluted	8,027,147	8,027,147

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	September 30,	June 30,
	2016	2016

Current assets:
Cash and cash equivalents	$1,364,423	$1,703,663
Accounts receivable, net of allowances of $170,000	3,212,036	4,094,462
Inventories, net	9,059,286	8,875,270
Income tax receivable	17,958	12,555
Other current assets	408,622	255,711
Total current assets	14,062,325	14,941,661

Property, plant and equipment, net	6,487,314	6,747,570
Deferred income taxes	1,430,385	1,430,385
Other assets, net	62,178	76,065
Total assets	$22,042,202	$23,195,681

See accompanying Notes to Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	September 30,	June 30,
	2016	2016

Current liabilities:
Accounts payable	$1,800,732	$1,864,603
Other accrued liabilities	2,067,352	2,341,203
Deferred income taxes	717,420	717,420
Total current liabilities	4,585,504	4,923,226

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 10,427,878 shares issued at September 30, 2016 and June 30, 2016; 8,027,147 shares outstanding at September 30, 2016 and June 30, 2016	104,279	104,279
Additional paid-in capital	48,431,338	48,430,759
Accumulated deficit	(10,098,131)	(9,281,795)
Less treasury stock, at cost; 2,400,731 shares at
September 30, 2016 and June 30, 2016	(20,980,788)	(20,980,788)
Total stockholders’ equity	17,456,698	18,272,455
Total liabilities and stockholders’ equity	$22,042,202	$23,195,681

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three months ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(816,336)	$(529,558)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	282,745	317,968
Stock based compensation	579	1,052
Provision for doubtful accounts and sales
returns and allowances	11,015	433
Deferred taxes	-	(123,906)

Changes in operating assets and liabilities:
Accounts receivable	871,411	29,970
Inventories	(184,016)	(32,052)
Income tax receivable	(5,403)	(9,525)
Other current assets	(152,911)	(92,862)
Accounts payable	(63,871)	210,322
Other accrued liabilities	(273,851)	211,375
Net cash used in operating activities	(330,638)	(16,783)

Cash flows from investing activities:
Capital expenditures	(8,602)	(25,318)
Net cash used in investing activities	(8,602)	(25,318)

Net decrease in cash and cash equivalents	(339,240)	(42,101)
Cash and cash equivalents at beginning of period	1,703,663	2,039,946
Cash and cash equivalents at end of period	$1,364,423	$1,997,845

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The accompanying unaudited financial statements of Allied Healthcare Products, Inc. (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes to the financial statements thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.

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

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”).  The amendments in ASU 2016-10 are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services in contracts with customers and to improve the operability and understandability of licensing implementation guidance related to the entity’s intellectual property.  Similar to ASU 2014-09, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017.  The Company is evaluating the impact that adoption of this new standard will have on its financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting by clarifying existing principles in ASC 230, “Statement of Cash Flows,” and provides specific guidance on certain cash flow classification issues. The effective date for ASU 2016-15 will be the first quarter of fiscal year 2018 with early adoption permitted. The Company is evaluating the impact that adoption of this new standard will have on its financial statements.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short maturity of these instruments.

2. Inventories

Inventories are comprised as follows:

	September 30, 2016	June 30, 2016

Work-in progress	$439,098	$431,802
Component parts	7,690,919	7,374,776
Finished goods	2,413,807	2,567,607
Reserve for obsolete and excess
inventories	(1,484,538)	(1,498,915)
	$9,059,286	$8,875,270

3. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic and diluted shares outstanding for the three months ended September 30, 2016 and 2015 were 8,027,147.

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

The Company filed a Motion for Summary Judgment on March 14, 2014, seeking dismissal of Niagara’s claims and oral arguments on the motions were held on June 13, 2014. On October 1, 2014, the Court granted the Company’s motion, denied Niagara’s motion and ruled that the Company is entitled to receive electrical power pursuant to the power covenants. On October 26 and October 30, 2014, Niagara and the other party filed separate notices of appeal of the Court’s decision. On March 31, 2016 the Supreme Court of New York, Appellate Division, Third Department reversed the trial court decision and held that the free power covenants are no longer enforceable. The Company’s application for leave to appeal this ruling was dismissed as premature by the New York Court of Appeals on September 20, 2016. Avenues for appeal remain and the Company intends to exercise all available options to enforce the free power covenants which have been in place for over 100 years.

The appellate decision terminated the enforceability of the free power covenants as of March 31, 2016. The appellate decision did not order the Company to pay any amounts for power consumed prior to such date and the Company believes that it is not liable for any such damages as a result of the appellate decision. Niagara has indicated it intends to make a motion to the trial court asking that it hold additional proceedings to establish damages. Niagara’s time for filing such motion expires on December 21, 2016. As of September 30, 2016, the Company has not recorded a provision for this matter. The Company commenced paying for power at the Stuyvesant Falls facility in April 2016.

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

5. Financing

As of September 30, 2016, the Company is party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”) pursuant to which the Company obtained a secured revolving credit facility. Currently, the agreement provides for borrowing availability of up to $5,000,000 (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by certain assets of the Company pursuant to the terms and subject to the conditions set forth in the Credit Agreement.

The Credit Agreement was amended on November 9, 2015 extending the maturity date to November 9, 2016. Subject to the conditions and limitations set forth in the Credit Agreement, the Credit Facility was available on a revolving basis until it expired on November 9, 2016, at which time all amounts outstanding under the Credit Facility were due and payable. Advances under the Credit Facility were made pursuant to a Revolving Credit Note (as defined in the Credit Agreement) executed by the Company in favor of Enterprise Bank & Trust. Such advances bare interest at a rate equal to 3.50% in excess of the 30-day LIBOR rate. Advances could be prepaid in whole or in part without premium or penalty.

While the Credit Agreement provided for stated availability of $5.0 million, in connection with renewal on November 9, 2015, a new covenant was added requiring the Company to maintain minimum “liquidity” of $1.25 million. Liquidity is defined as the difference between cash and cash equivalents and the aggregate principal balance of borrowings under the Credit Agreement and is measured at the last day of each fiscal quarter, commencing on December 31, 2015. Based on the Company’s cash and cash equivalents as of September 30, 2016, the Company would only be permitted to borrow up to $.11 million as of such date. Decreases in the Company’s cash position will effectively reduce the amount the Company was able to borrow and/or require accelerated repayments.

Under the Credit Agreement, advances were generally subject to customary borrowing conditions. The Credit Agreement also contained covenants with which the Company must comply during the term of the Credit Facility. Among other things, such covenants restrict the Company’s ability to incur certain additional debt; make specified restricted payments, dividends and capital expenditures; authorize or issue capital stock; enter into certain transactions with affiliates; consolidate or merge with or acquire another business; sell certain of its assets or dissolve or wind up the Company. In addition, effective November 9, 2015, the Credit Agreement included the minimum liquidity requirement described above. The Credit Agreement also contained certain events of default that were customary for financings of this type including, without limitation: the failure to pay principal, interest, fees or other amounts when due; the breach of specified representations or warranties contained in the loan documents; cross-default with certain other indebtedness of the Company; the entry of uninsured judgments that are not bonded or stayed; failure to comply with the observance or performance of specified agreements contained in the loan documents; commencement of bankruptcy or other insolvency proceedings; and the failure of any of the loan documents entered into in connection with the Credit Facility to be in full force and effect. After an event of default, and upon the continuation thereof, the principal amount of all loans made under the Credit Facility would bear interest at a rate per annum equal to 4.00% above the otherwise applicable interest rate (provided, that the interest rate may not exceed the highest rate permissible under law), and the lender would have the option to accelerate maturity and payment of the Company’s obligations under the Credit Facility.

The Credit Agreement expired in accordance with its terms on November 9, 2016. The Company will consider alternative sources of credit financing to replace the credit facility if necessary.

The 30-day LIBOR rate was 0.53% on September 30, 2016.

At September 30, 2016, the Company had no aggregate indebtedness, including capital lease obligations, short-term debt, and long term debt.

The Company was in compliance with all of the covenants associated with the Credit Facility at September 30, 2016.

6. Income Taxes

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  In the quarter ended September 30, 2016 the Company recorded the tax benefit of losses incurred during the current quarter in the amount of approximately $306,000.  As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of approximately $306,000 was recorded. The total valuation allowance recorded by the Company as of September 30, 2016 was approximately $2,119,000.  To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be subject to a valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Allied had net sales of $8.4 million for the three months ended September 30, 2016, down $0.1 million from net sales of $8.5 million in the prior year same quarter. Domestic sales were down 4.5% while international sales, which represented 24.1% of first quarter sales, were up 15.9% from the prior year same quarter.

Orders for the Company’s products for the three months ended September 30, 2016 of $8.2 million were $0.1 million or 1.2% higher than orders for the prior year same quarter of $8.1 million. Domestic orders are down 3.4% over the prior year same quarter, primarily for Medical Gas Construction products, while international orders, which represented 22.8% of first quarter orders, were 19.2% higher than orders for the prior year same quarter. International sales and orders are subject to fluctuation in international demand. These fluctuations are at times due to political and economic uncertainty internationally. International sales continue to be impacted by political and economic uncertainty in regions and countries such as Russia, Ukraine, and South America, including Venezuela. Economic uncertainty is reflected in the current relative strength of the United States Dollar versus currencies in those regions.

Gross profit for the three months ended September 30, 2016 was $1.6 million, or 19.0% of net sales, compared to $1.7 million, or 20.0% of net sales, for the three months ended September 30, 2015. Gross profit for the quarter was unfavorably impacted by a $0.1 million increase in fringe benefits, and approximately $0.1 million in unfavorable sales mix in the quarter, selling products with slightly lower margins than those sold in the first quarter of the prior year. The sales mix varies by quarter, and this does not represent a change in the mix of products the Company expects to sell for a fiscal year. Fringe benefit expense includes medical expenses. The Company is self-insured for medical costs and this expense category does experience some variation in claim levels and spending. These items were partially offset by a $0.1 million decrease in the Medical Device Tax, as a two year moratorium has been placed on this tax, effective January 1st, 2016.

Selling, general and administrative expenses for the three months ended September 30, 2016 were $2.4 million compared to selling, general and administrative expenses of $2.3 million for the three months ended September 30, 2016. Personnel cost, primarily salaries and fringe benefits, increased by approximately $66,000. Non-personnel cost increased by approximately $34,000.

Loss from operations was $816,950 for the three months ended September 30, 2016 compared to loss from operations of $634,720 for the three months ended September 30, 2015.

Allied had a loss before benefit from income taxes in the first quarter of fiscal 2017 of $816,336 compared to a loss before benefit from income taxes in the first quarter of fiscal 2016 of $653,464.  The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the three months ended September 30, 2016 compared to a tax benefit of $123,906 for the three months ended September 30, 2015. The tax benefit recorded the first quarter of fiscal 2016 was the result of the expiration of tax benefits associated with expired stock options not previously covered by the valuation allowance. In the quarter ended September 30, 2016 the tax benefit of losses in the amount of approximately $306,000 was fully offset by a valuation allowance of equivalent amount.   To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the first quarter of fiscal 2017 was $816,336 or $0.10 per basic and diluted share compared to net loss of $529,558 or $0.07 per basic and diluted share for the first quarter of fiscal 2016. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first quarters of fiscal 2017 and 2016 were 8,027,147.

Liquidity and Capital Resources

The Company believes that available resources are sufficient to meet operating requirements in the coming year.

The Company’s working capital was $9.5 million at September 30, 2016 compared to $10.0 million at June 30, 2016. Cash and cash equivalents decreased by $0.3 million and Accounts Receivable decreased by $0.9 million. During fiscal 2017, these decreases in working capital were offset by an increase in Other Current Assets, consisting primarily of prepaid expenses, by approximately $0.2 million, an increase in Inventory by $0.2 million and Other Accrued Liabilities decreased by $0.3 million. Accounts Payable and Other Accrued Liabilities are subject to normal fluctuations in purchasing levels and the timing of payments within the quarter. Accounts Receivable was $3.2 million at September 30, 2016, a decrease from $4.1 million at June 30, 2016. Accounts Receivable as measured in days sales outstanding (“DSO”) was 37 DSO at September 30, 2016; down from 40 DSO at June 30, 2016. The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns in order to manage inventory levels.

At September 30, 2016, the Company is party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”), under which the Company had $5,000,000 available for borrowing on the line of credit (the “Credit Facility”). Pursuant to an amendment on November 9, 2015, the Credit Agreement included a covenant requiring that the Company maintain minimum “liquidity” of $1.25 million. Liquidity was defined as the difference between cash and cash equivalents and the aggregate principal balance of borrowings under the Credit Agreement, measured on the last day of the fiscal quarter commencing on December 31, 2015. Based on the Company’s cash and cash equivalents as of September 30, the Company was only permitted to borrow up to $.11 million as of such date. Decreases in the Company’s cash position effectively reduce the amount the Company is able to borrow and/or require accelerated repayments. The Credit Agreement expired pursuant to its terms on November 9, 2016.

Management has implemented cost saving measures which have reduced the Company’s usage of cash, including overhead reductions and deferral of non-essential capital expenditures. While there are no assurances that these measures will continue to be successful, management believes that the Company currently has sufficient liquidity given its cash needs. If the Company’s cost saving measures are not successful in the long term, the Company may need to obtain debt financing to fund its operations. While there is no assurance that the Company will be able to obtain such financing, the Company believes that it would have a sufficient borrowing base to secure the necessary financing. Any such financing, however, may require the Company to incur additional costs due to higher interest rates or fees. At September 30, 2016 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

Inflation has not had a material effect on the Company’s business or results of operations during the first quarter of fiscal 2017.

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

Critical Accounting Policies

The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect the Company’s reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.

Recently Issued Accounting Guidance

See Note 1 – Summary of Significant Accounting and Reporting Policies for more information on recent accounting pronouncements and their impact, if any, on the Company’s financial statements. Management believes there have been no material changes to our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

At September 30, 2016, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the 30-day LIBOR rate as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at September 30, 2016. The Company has international sales; however, these sales are denominated in U.S. Dollars, mitigating foreign exchange rate fluctuation risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2016, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

The Company filed a Motion for Summary Judgment on March 14, 2014, seeking dismissal of Niagara’s claims and oral arguments on the motions were held on June 13, 2014. On October 1, 2014, the Court granted the Company’s motion, denied Niagara’s motion and ruled that the Company is entitled to receive electrical power pursuant to the power covenants. On October 26 and October 30, 2014, Niagara and the other party filed separate notices of appeal of the Court’s decision. On March 31, 2016 the Supreme Court of New York, Appellate Division, Third Department reversed the trial court decision and held that the free power covenants are no longer enforceable. The Company’s application for leave to appeal this ruling was dismissed as premature by the New York Court of Appeals on September 20, 2016. Avenues for appeal remain and the Company intends to exercise all available options to enforce the free power covenants which have been in place for over 100 years.

The appellate decision terminated the enforceability of the free power covenants as of March 31, 2016. The appellate decision did not order the Company to pay any amounts for power consumed prior to such date and the Company believes that it is not liable for any such damages as a result of the appellate decision. Niagara has indicated it intends to make a motion to the trial court asking that it hold additional proceedings to establish damages. Niagara’s time for filing such motion expires on December 21, 2016. As of September 30, 2016, the Company has not recorded a provision for this matter. The Company commenced paying for power at the Stuyvesant Falls facility in April 2016.

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

Date: November 14, 2016