Form 10-Q
period 2016-12-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2017-02-14
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2016

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

The number of shares of common stock outstanding at January 31, 2017 is 4,013,537 shares.

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

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015

Net sales	$8,268,978	$8,846,359	$16,709,391	$17,309,196
Cost of sales	6,573,722	7,067,748	13,456,965	13,832,294
Gross profit	1,695,256	1,778,611	3,252,426	3,476,902

Selling, general and administrative expenses	2,068,657	2,466,359	4,442,776	4,799,371
Loss from operations	(373,401)	(687,748)	(1,190,350)	(1,322,469)

Other (income) expenses:
Interest income	(334)	(838)	(986)	(1,902)
Other, net	1,633	21,854	1,671	41,662
	1,299	21,016	685	39,760

Loss before benefit from income taxes	(374,700)	(708,764)	(1,191,035)	(1,362,229)
Benefit from income taxes	-	-	-	(123,907)
Net loss	$(374,700)	$(708,764)	$(1,191,035)	$(1,238,322)

Basic loss per share	$(0.09)	$(0.18)	$(0.30)	$(0.31)

Diluted loss per share	$(0.09)	$(0.18)	$(0.30)	$(0.31)

Weighted average shares outstanding - basic	4,013,537	4,013,537	4,013,537	4,013,537

Weighted average shares outstanding - diluted	4,013,537	4,013,537	4,013,537	4,013,537

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	December 31,	June 30,
	2016	2016

Current assets:
Cash and cash equivalents	$847,193	$1,703,663
Accounts receivable, net of allowances of $170,000	3,266,871	4,094,462
Inventories, net	8,850,949	8,875,270
Income tax receivable	18,852	12,555
Other current assets	216,078	255,711

Total current assets	13,199,943	14,941,661

Property, plant and equipment, net	6,223,880	6,747,570
Deferred income taxes	1,430,385	1,430,385
Other assets, net	48,289	76,065

Total assets	$20,902,497	$23,195,681

See accompanying Notes to Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	December 31,	June 30,
	2016	2016

Current liabilities:
Accounts payable	$1,364,226	$1,864,603
Other accrued liabilities	1,738,229	2,341,203
Deferred income taxes	717,420	717,420
Total current liabilities	3,819,875	4,923,226

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 5,213,902 shares issued at December 31, 2016 and June 30, 2016; 4,013,537 shares outstanding at December 31, 2016 and June 30, 2016	52,139	52,139
Additional paid-in capital	48,484,101	48,482,899
Accumulated deficit	(10,472,830)	(9,281,795)
Less treasury stock, at cost; 1,200,365 shares at December 31, 2016 and June 30, 2016, respectively	(20,980,788)	(20,980,788)
Total stockholders' equity	17,082,622	18,272,455
Total liabilities and stockholders' equity	$20,902,497	$23,195,681

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months ended
	December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(1,191,035)	$(1,238,322)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	562,963	631,844
Stock based compensation	1,202	1,788
Provision for doubtful accounts and sales
returns and allowances	10,641	2,860
Deferred taxes	-	(123,907)

Changes in operating assets and liabilities:
Accounts receivable	816,950	(150,311)
Inventories	24,321	92,667
Income tax receivable	(6,297)	(9,775)
Other current assets	39,633	(23,926)
Accounts payable	(500,377)	604,287
Other accrued liabilities	(602,974)	(89,389)
Net cash used in operating activities	(844,973)	(302,184)

Cash flows from investing activities:
Capital expenditures	(11,497)	(99,300)
Net cash used in investing activities	(11,497)	(99,300)

Net decrease in cash and cash equivalents	(856,470)	(401,484)
Cash and cash equivalents at beginning of period	1,703,663	2,039,946
Cash and cash equivalents at end of period	$847,193	$1,638,462

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

2. Inventories

Inventories are comprised as follows:

	December 31, 2016	June 30, 2016

Work-in progress	$548,909	$431,802
Component parts	7,384,577	7,374,776
Finished goods	2,396,258	2,567,607
Reserve for obsolete and excess
inventories	(1,478,795)	(1,498,915)
	$8,850,949	$8,875,270

3. Earnings per share

On December 5, 2016, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a one-for-two reverse stock split of the Company’s Common Stock (the “Reverse Stock Split”). The Reverse Stock Split was effective on the Nasdaq Stock Exchange on December 7, 2016.

Outstanding share and per-share amounts disclosed as of December 31, 2016 and for all other comparative periods provided have been retroactively adjusted to reflect the effects of the Reverse Stock Split.

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic and diluted shares outstanding for the three and six months ended December 31, 2016 and 2015 were 4,013,537.

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

The appellate decision terminated the enforceability of the free power covenants as of March 31, 2016. The appellate decision did not order the Company to pay any amounts for power consumed prior to such date and the Company believes that it is not liable for any such damages as a result of the appellate decision. On December 21, 2016, Niagara filed a motion to the trial court asking that it hold additional proceedings to establish what damages, if any, are owed to Niagara as the result of the appellate decision. The Company filed its response on January 23, 2017. A ruling on this motion is expected in the third quarter of fiscal year 2017. As of December 31, 2016, the Company has not recorded a provision for this matter. The Company commenced paying for power at the Stuyvesant Falls facility in April 2016.

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

5. Financing

At the beginning of the period, the Company was a party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”) pursuant to which the Company obtained a secured revolving credit facility which provided for borrowing availability of up to $5,000,000 (the “Credit Facility”). The Credit Facility expired without renewal on November 9, 2016. The Company is considering alternative sources of credit financing to replace the Credit Facility. While the Company believes it would be able to obtain replacement financing, if necessary, the terms, availability and costs associated with such replacement financing may be materially less favorable than those of the Credit Facility.

6. Income Taxes

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  In the three and six months ended December 31, 2016 the Company recorded the tax benefit of losses incurred in the amount of approximately $130,000 and $436,000, respectively.  As the realization of the tax benefit of the net operating loss is not assured, an additional valuation allowance of approximately $130,000 and $436,000 was also recorded. For the three and six months ended December 31, 2015 the Company recorded the tax benefit of losses incurred in the amount of approximately $214,000 and $427,000 net of additions to the valuation allowance of a like amount. The total valuation allowance recorded by the Company as of December 31, 2016 and 2015 was approximately $2,248,000 and $1,677,000, respectively.  To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be subject to a valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended December 31, 2016 compared to three months ended December 31, 2015

Allied had net sales of $8.3 million for the three months ended December 31, 2016, down $0.5 million from net sales of $8.8 million in the prior year same quarter resulting from lower orders and customer releases for shipment. Domestic sales were down 6.0% while international sales, which represented 24.6% of second quarter sales, were down 8.1% from the prior year same quarter.

Orders for the Company’s products for the three months ended December 31, 2016 of $7.8 million were $0.3 million or 3.7% lower than orders for the prior year same quarter of $8.1 million. Domestic orders are up 3.0% over the prior year same quarter while international orders, which represented 21.0% of second quarter orders, were 21.4% lower than orders for the prior year same quarter. International sales and orders are subject to fluctuation in international demand. These fluctuations are at times due to political and economic uncertainty internationally. International sales continue to be impacted by political and economic uncertainty in regions and countries such as Russia, Ukraine, and South America, including Venezuela. Economic uncertainty is reflected in the current relative strength of the United States Dollar versus currencies in those regions.

Gross profit for the three months ended December 31, 2016 was $1.7 million, or 20.5% of net sales, compared to $1.8 million, or 20.5% of net sales, for the three months ended December 31, 2015. The $0.1 million decrease in gross profit is primarily attributable to the decrease in sales, the related lower production levels and less effective utilization of fixed overhead cost, and product mix. Decreases to gross profit from the decrease in sales were partially offset by spending decreases, including a $130,000 decrease in manufacturing salaries.

Selling, general and administrative expenses for the three months ended December 31, 2016 were $2.1 million compared to selling, general and administrative expenses of $2.5 million for the three months ended December 31, 2015. Legal expenses are approximately $180,000 lower than in the prior year and personnel cost consisting primarily of salaries and benefit expenses are approximately $147,000 lower than in the prior year.

Loss from operations was $373,401 for the three months ended December 31, 2016 compared to loss from operations of $687,748 for the three months ended December 31, 2015.

Allied had a loss before benefit from income taxes in the second quarter of fiscal 2017 of $374,700 compared to loss before benefit from income taxes in the second quarter of fiscal 2016 of $708,764.  The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the three months ended December 31, 2016 and 2015.  In the quarter ended December 31, 2016, the tax benefit of losses in the amount of approximately $130,000 was fully offset by a valuation allowance of equivalent amount.   To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the second quarter of fiscal 2017 was $374,700 or $0.09 per basic and diluted share compared to net loss of $708,764 or $0.18 per basic and diluted share for the second quarter of fiscal 2016. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the second quarters of fiscal 2017 and 2016 were 4,013,537.

Six months ended December 31, 2016 compared to six months ended December 31, 2015

Allied had net sales of $16.7 million for the six months ended December 31, 2016, down $0.6 million, or 3.5% from net sales of $17.3 million in the prior year same period resulting from lower order levels and a decrease in customer orders released for shipment. Domestic sales were down 5.2% from the prior year same period while international sales were up 2.5% from the prior year same period. International business represented 24.4% of sales for the first six months of fiscal 2017.

Orders for the Company’s products for the six months ended December 31, 2016 of $16.0 million were $0.2 million or 1.2% lower than orders for the prior year same period of $16.2 million. Domestic orders are down 0.3% over the prior year same period while international orders, which represented 21.9% of orders for the first six months of fiscal 2017, were 4.1% lower than orders for the prior year same period. International sales and orders are subject to fluctuation in international demand. These fluctuations are at times due to political and economic uncertainty internationally. International sales continue to be impacted by political and economic uncertainty in regions and countries such as Russia, Ukraine, and South America, including Venezuela. Economic uncertainty is reflected in the current relative strength of the United States Dollar versus currencies in those regions.

Gross profit for the six months ended December 31, 2016 was $3.3 million, or 19.8% of net sales, compared to $3.5 million, or 20.1% of net sales, for the six months ended December 31, 2015. The $0.2 million decrease in gross profit is primarily attributable to the decrease in sales.

Selling, general and administrative expenses for the six months ended December 31, 2016 were $4.4 million compared to selling, general and administrative expenses of $4.8 million for the six months ended December 31, 2015. Legal expenses are approximately $240,000 lower than in the prior year, while salaries and benefits were $80,000 lower than in the prior year.

Loss from operations was $1.2 million for the six months ended December 31, 2016 compared to loss from operations of $1.3 million for the six months ended December 31, 2015.

Allied had loss before benefit from income taxes in the first six months of fiscal 2017 of $1,191,035, compared to loss before benefit from income taxes in the first six months of fiscal 2016 of $1,362,229. The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the six months ended December 31, 2016. The Company’s tax provision net of valuation allowance reflected a tax benefit of approximately $124,000 for the six months ended December 31, 2015. In the six months ended December 31, 2016, the tax benefit of losses in the amount of approximately $436,000 was fully offset by a valuation allowance of equivalent amount.   In the six months ended December 31, 2015 the tax benefit of losses was approximately $427,000, net of the effect of deferred taxes in the amount of $45,000 and an increase in the valuation allowance of $258,000. The tax benefit recognized in the six months ended December 31, 2015 was the result of the expiration of tax benefits associated with stock options not previously covered by the valuation allowance. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the six months ended December 31, 2016 was $1,191,035 or $0.30 per basic and diluted share compared to net loss of $1,238,322 or $0.31 per basic and diluted share for the first six months of fiscal 2016. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first six months of fiscal 2017 and 2016 was 4,013,537.

Liquidity and Capital Resources

The Company believes that available resources, including its collateral base which would allow it to obtain credit financing if needed, are sufficient to meet operating requirements in the next twelve months.

The Company’s working capital was $9.4 million at December, 2016 compared to $10.0 million at June 30, 2016. Cash and cash equivalents decreased by $0.9 million and Accounts Receivable decreased by $0.8 million. During fiscal 2017, these decreases in working capital were offset by a $0.5 million decrease in in Accounts Payable and a $0.6 million decrease in Other Accrued Liabilities. Accounts Payable and Other Accrued Liabilities are subject to normal fluctuations in purchasing levels and the timing of payments within the quarter. Accounts Receivable was $3.3 million at December 31, 2016, a decrease from $4.1 million at June 30, 2016. Accounts Receivable as measured in days sales outstanding (“DSO”) was 38 DSO at December 31, 2016; a decrease from 40 DSO at June 30, 2016. The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns in order to manage inventory levels.

At September 30, 2016, the Company was party to a Loan and Security Agreement, dated November 17, 2009, with Enterprise Bank & Trust (the “Credit Agreement”), under which the Company had $5,000,000 available for borrowing on the line of credit (the “Credit Facility”). The Credit Agreement expired without renewal on November 9, 2016. The Company is considering alternative sources of credit financing to replace the Credit Facility. While the Company believes it would be able to obtain replacement financing, if necessary, the terms, availability and costs associated with such replacement financing may be materially less favorable than those of the Credit Facility.

Management has implemented cost saving measures which have reduced the Company’s usage of cash, including overhead reductions and deferral of non-essential capital expenditures. While there are no assurances that these measures will be successful, management believes that the Company currently has sufficient liquidity given its cash needs. If the Company’s cost saving measures are not successful in the long term, and the Company’s revenue does not increase, the Company will need to obtain debt financing to fund its operations. At December 31, 2016 the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

At December 31, 2016, the Company did not have any debt outstanding and the Company had not borrowed any amounts under the Credit Facility prior to its expiration on November 9, 2016.

The Company had no holdings of derivative financial or commodity instruments at December 31, 2016. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2016, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

The appellate decision terminated the enforceability of the free power covenants as of March 31, 2016. The appellate decision did not order the Company to pay any amounts for power consumed prior to such date and the Company believes that it is not liable for any such damages as a result of the appellate decision. On December 21, 2016, Niagara filed a motion to the trial court asking that it hold additional proceedings to establish what damages, if any, are owed to Niagara as the result of the appellate decision. The Company filed its response on January 23, 2017. A ruling on this issue is expected in the third quarter of fiscal year 2017. As of December 31, 2016, the Company has not recorded a provision for this matter. The Company commenced paying for power at the Stuyvesant Falls facility in April 2016.

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

Date: February 14, 2017

