Form 10-Q
period 2017-03-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2017-05-15
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2017

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

Yes ☐ No ☒

The number of shares of common stock outstanding at May 1, 2017 is 4,013,537 shares.

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

PART I.    FINANCIAL INFORMATION

Item 1.Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016

Net sales	$8,581,171	$8,840,222	$25,290,562	$26,149,418
Cost of sales	6,846,148	7,214,133	20,303,113	21,046,428
Gross profit	1,735,023	1,626,089	4,987,449	5,102,990

Selling, general and administrative expenses	2,138,384	2,388,566	6,581,161	7,187,936
Loss from operations	(403,361)	(762,477)	(1,593,712)	(2,084,946)

Other (income) expenses:
Interest income	(159)	(521)	(1,146)	(2,423)
Other, net	40	22,510	1,711	64,172
	(119)	21,989	565	61,749

Loss before benefit from income taxes	(403,242)	(784,466)	(1,594,277)	(2,146,695)
Benefit from income taxes	-	-	-	(123,907)
Net loss	$(403,242)	$(784,466)	$(1,594,277)	$(2,022,788)

Basic loss per share	$(0.10)	$(0.20)	$(0.40)	$(0.50)

Diluted loss per share	$(0.10)	$(0.20)	$(0.40)	$(0.50)

Weighted average shares outstanding - basic	4,013,537	4,013,537	4,013,537	4,013,537

Weighted average shares outstanding - diluted	4,013,537	4,013,537	4,013,537	4,013,537

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSET

	(Unaudited)
	March 31,	June 30,
	2017	2016

Current assets:
Cash and cash equivalents	$803,715	$1,703,663
Accounts receivable, net of allowances of $170,000	3,440,326	4,094,462
Inventories, net	8,619,463	8,875,270
Income tax receivable	21,430	12,555
Other current assets	245,424	255,711

Total current assets	13,130,358	14,941,661

Property, plant and equipment, net	5,967,847	6,747,570
Deferred income taxes	1,430,385	1,430,385
Other assets, net	34,402	76,065

Total assets	$20,562,992	$23,195,681

See accompanying Notes to Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	March 31,	June 30,
	2017	2016

Current liabilities:
Accounts payable	$1,479,096	$1,864,603
Other accrued liabilities	1,686,452	2,341,203
Deferred income taxes	717,420	717,420
Total current liabilities	3,882,968	4,923,226

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 5,213,902 shares issued at March 31, 2017 and June 30, 2016; 4,013,537 shares outstanding at March 31, 2017 and June 30, 2016	52,139	52,139
Additional paid-in capital	48,484,745	48,482,899
Accumulated deficit	(10,876,072)	(9,281,795)
Less treasury stock, at cost; 1,200,365 shares at
March 31, 2017 and June 30, 2016	(20,980,788)	(20,980,788)
Total stockholders’ equity	16,680,024	18,272,455
Total liabilities and stockholders’ equity	$20,562,992	$23,195,681

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(1,594,277)	$(2,022,788)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	842,434	939,095
Stock based compensation	1,846	2,367
Provision for doubtful accounts and sales
returns and allowances	10,603	2,625
Deferred taxes	-	(123,907)

Changes in operating assets and liabilities:
Accounts receivable	643,533	(571,452)
Inventories	255,807	148,622
Income tax receivable	(8,875)	(11,354)
Other current assets	10,287	12,091
Accounts payable	(385,507)	1,093,610
Other accrued liabilities	(654,751)	324,199
Net cash used in operating activities	(878,900)	(206,892)

Cash flows from investing activities:
Capital expenditures	(21,048)	(99,300)
Net cash used in investing activities	(21,048)	(99,300)

Net decrease in cash and cash equivalents	(899,948)	(306,192)
Cash and cash equivalents at beginning of period	1,703,663	2,039,946
Cash and cash equivalents at end of period	$803,715	$1,733,754

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

In August 2014, the FASB issued ASU No. 2014-15, to communicate amendments to FASB Account Standards Codification Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The ASU requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. Management will have to make certain disclosures if it concludes that substantial doubt exists or when it plans to alleviate substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for annual periods ending after December 15, 2016 and for interim periods thereafter. Early adoption is permitted. We currently believe there will be no impact on our financial statement disclosures.

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

2. Inventories

Inventories are comprised as follows:

	March 31, 2017	June 30, 2016

Work-in progress	$601,829	$431,802
Component parts	7,234,755	7,374,776
Finished goods	2,254,999	2,567,607
Reserve for obsolete and excess
inventory	(1,472,120)	(1,498,915)
	$8,619,463	$8,875,270

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

Outstanding share and per-share amounts disclosed as of March 31, 2017 and for all other comparative periods provided have been retroactively adjusted to reflect the effects of the Reverse Stock Split.

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic and diluted shares outstanding for the three and nine months ended March 31, 2017 and 2016 were 4,013,537.

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

The appellate decision terminated the enforceability of the free power covenants as of March 31, 2016. The appellate decision did not order the Company to pay any amounts for power consumed prior to such date and the Company believes that it is not liable for any such damages as a result of the appellate decision. On December 21, 2016, Niagara filed a motion to the trial court asking that it hold additional proceedings to establish what damages, if any, are owed to Niagara as the result of the appellate decision. The Company filed its response on January 23, 2017. On April 25, 2017, the court denied Niagara’s motion in its entirety finding that no damages could be awarded based on the Appellate Division’s decision. This decision is appealable by Niagara not later than May 25, 2017.

As of March 31, 2017, the Company has not recorded a provision for this matter. The Company commenced paying for power at the Stuyvesant Falls facility in April 2016.

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

5. Financing

On February 27, 2017, Allied Healthcare Products, Inc. (the “Company”) entered into that certain Loan and Security Agreement (the “Credit Agreement”) with Summit Financial Resources, L.P. (“Summit”) pursuant to which the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $2,000,000. At March 31, 2017 availability under the agreement was $2,000,000.

The Credit Facility will be available, subject to its terms, on a revolving basis until it expires on February 27, 2019, at which time all amounts outstanding under the Credit Facility will be due and payable. Advances will bear interest at a rate equal to 2.00% in excess of the prime rate as reported in the Wall Street Journal. Interest is computed based on the actual number of days elapsed over a year of 360 days. In addition to interest, the Credit facility requires that the Company pay the lender a monthly administration fee in an amount equal to forty-seven hundredths percent (0.47%) of the average outstanding daily principal amount of loan advances for the each calendar month, or portion thereof.

Regardless of the amount borrowed under the Credit Facility, the Company will pay a minimum amount of .25% (25 basis points) per month on the maximum availability ($5,000 per month). In the event the Company prepays or terminates the Credit Facility, the Company will be obligated to pay an amount equal to twelve months of minimum monthly payments, minus the number of months elapsed since the effective date of the Credit Agreement.

Under the Credit Agreement, advances are generally subject to customary borrowing conditions and to Summit’s sole discretion to fund the advances. The Credit Agreement also contains covenants with which the Company must comply during the term of the Credit Facility. Among other things, such covenants require the Company to maintain insurance on the collateral, operate in the ordinary course and not engage in a change of control, dissolve or wind up the Company.

The Credit Agreement also contains certain events of default including, without limitation: the failure to make payments when due; the material breach of representations or warranties contained in the Credit Agreement or other loan documents; cross-default with other indebtedness of the Company; the entry of judgments or fines that may have a material adverse effect on the Company; failure to comply with the observance or performance of covenants contained in the Credit Agreement or other loan documents; insolvency of the Company, appointment of a receiver, commencement of bankruptcy or other insolvency proceedings; dissolution of the Company; the attachment of any state or federal tax lien; attachment or levy upon or seizure of the Company’s property; or any change in the Company’s condition that may have a material adverse effect. After an event of default, and upon the continuation thereof, the principal amount of all loans made under the Credit Facility would bear interest at a rate per annum equal to 20.00% above the otherwise applicable interest rate (provided, that the interest rate may not exceed the highest rate permissible under law), and Summit would have the option to accelerate maturity and payment of the Company’s obligations under the Credit Facility.

At March 31, 2017, the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt. The prime rate as reported in the Wall Street Journal was 4.00% on March 31, 2017.

The Company was in compliance with all of the covenants associated with the Credit Facility at March 31, 2017.

6. Income Taxes

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  In the three and nine months ended March 31, 2017 the Company recorded the tax benefit of losses incurred in the amount of approximately $142,000 and $578,000, respectively.  As the realization of the tax benefit of the net operating loss is not assured, an additional valuation allowance of approximately $142,000 and $578,000 was also recorded. For the three and nine months ended March 31, 2016, the Company recorded the tax benefit of losses incurred in the amount of $233,000 and $660,000 net of additions to the valuation allowance of like amounts net of the effect of deferred taxes in the amount of $10,000 and ($35,000) for the three and nine month respectively.  The total valuation allowance recorded by the Company as of March 31, 2017 and 2016 was approximately $2,390,000 and $1,920,000, respectively.  To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be subject to a valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Allied had net sales of $8.6 million for the three months ended March 31, 2017, down $0.2 million from net sales of $8.8 million in the prior year same quarter resulting from lower customer releases for shipments. Customer releases for shipment are dependent on many factors, including order levels, construction schedules, international financing arrangements, and customer preferences. Domestic sales were up 1.1% while international sales, which represented 18.0% of third quarter sales, were down 17.7% from the prior year same quarter.

Orders for the Company’s products for the three months ended March 31, 2017 of $9.2 million were $0.3 million or 3.4% higher than orders for the prior year same quarter of $8.9 million. Domestic orders are up 6.2% over the prior year same quarter while international orders, which represented 23.5% of third quarter orders, were 4.5% lower than orders for the prior year same quarter.

Gross profit for the three months ended March 31, 2017 was $1.7 million, or 19.8% of net sales, compared to $1.6 million, or 18.2% of net sales, for the three months ended March 31, 2016. The $0.1 million increase in gross profit is primarily attributable to a $0. 2 million decrease in manufacturing salaries and benefits, including medical benefit payments.

Selling, general and administrative expenses for the three months ended March 31, 2017 were $2.1 million compared to selling, general and administrative expenses of $2.4 million for the three months ended March 31, 2016. Salaries and benefit expenses are approximately $209,000 lower than in the prior year and legal expenses are approximately $35,000 lower than in the prior year.

Loss from operations was $403,361 for the three months ended March 31, 2017 compared to loss from operations of $762,477 for the three months ended March 31, 2016.

Allied had a loss before benefit from income taxes in the third quarter of fiscal 2017 of $403,242 compared to loss before benefit from income taxes in the third quarter of fiscal 2016 of $784,466.  The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the three months ended March 31, 2017 and 2016.  In the quarter ended March 31, 2017, the tax benefit of losses in the amount of approximately $142,000 was fully offset by a valuation allowance of equivalent amount.   To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the third quarter of fiscal 2017 was $403,242 or $0.10 per basic and diluted share compared to net loss of $784,466 or $0.20 per basic and diluted share for the third quarter of fiscal 2016. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the third quarters of fiscal 2017 and 2016 were 4,013,537.

Nine months ended March 31, 2017 compared to nine months ended March 31, 2016

Allied had net sales of $25.3 million for the nine months ended March 31, 2017, down $0.8 million, or 3.1% from net sales of $26.1 million in the prior year same period. Domestic sales were down 3.1% from the prior year same period while international sales were down 4.0% from the prior year same period. International business represented 22.2% of sales for the first nine months of fiscal 2017. The drop in international sales reflects the decrease in international orders.

Orders for the Company’s products for the nine months ended March 31, 2017 and 2016 were $25.1 million. Domestic orders are up 1.2% over the prior year same period while international orders, which represented 22.6% of orders for the first nine months of fiscal 2017, were 4.2% lower than orders for the prior year same period. International sales and orders are subject to fluctuation in international demand. These fluctuations are at times due to political and economic uncertainty internationally. International sales continue to be impacted by political and economic uncertainty in regions and countries such as Russia, Ukraine, and South America, including Venezuela. Economic uncertainty is reflected in the current relative strength of the United States Dollar versus currencies in those regions.

Gross profit for the nine months ended March 31, 2017 was $5.0 million, or 19.8% of net sales, compared to $5.1 million, or 19.5% of net sales, for the nine months ended March 31, 2016. The improvement in gross margin percentage is primarily due to decreases in fixed manufacturing overhead spending. Management salaries and benefits in manufacturing overhead decreased by approximately $360,000 from the prior year. This decrease was offset by a $108,000 increase in utility costs, which was partly due to March 2016 decision of the Supreme Court of New York terminating covenants that had previously provided for the Company’s Stuyvesant Falls facility to obtain free electrical power. See below Part II, Item 1 Legal Proceedings for a more detailed discussion of this court decision. Margins were also negatively impacted by lower production levels, as a result of lower sales. Lower production levels negatively impact the utilization of fixed overhead costs.

Selling, general and administrative expenses for the nine months ended March 31, 2017 were $6.6 million compared to selling, general and administrative expenses of $7.2 million for the nine months ended March 31, 2016. Legal expenses are approximately $275,000 lower than in the prior year and salaries and benefits are approximately $290,000 lower than in the prior year.

Loss from operations was $1.6 million for the nine months ended March 31, 2017 compared to loss from operations of $2.1 million for the nine months ended March 31, 2016. Allied had loss before benefit from income taxes in the first nine months of fiscal 2017 of $1.6 million, compared to loss before benefit from income taxes in the first nine months of fiscal 2016 of $2.1 million. The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the nine months ended March 31, 2017. The Company’s tax provision net of valuation allowance reflected a tax benefit of approximately $124,000 for the nine months ended March 31, 2016. In the nine months ended December 31, 2017, the tax benefit of losses in the amount of approximately $578,000 was fully offset by a valuation allowance of equivalent amount. In the nine months ended March 31, 2016, the tax benefit of losses in the amount of approximately $660,000, net of the effect of deferred taxes in the amount of ($35,000), was fully offset by a valuation allowance of equivalent amount. As a result of the expiration of tax benefits associated with expiring stock options not previously covered by the valuation allowance, the Company recorded a deferred tax benefit in the amount of approximately $124,000.  To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the nine months ended March 31, 2017 was $1,594,277 or $0.40 per basic and diluted share compared to net loss of $2,022,788 or $0.50 per basic and diluted share for the first nine months of fiscal 2016. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first nine months of fiscal 2017 and 2016 was 4,013,537.

Liquidity and Capital Resources

The Company believes that available resources, including available borrowing under the Credit Facility discussed below, are sufficient to meet operating requirements in the next twelve months.

The Company’s working capital was $9.2 million at March, 2017 compared to $10.0 million at June 30, 2016. Cash and cash equivalents decreased by $0.9 million, Accounts Receivable decreased by $0.7 million and Inventories decreased by $0.3 million. These decreases in working capital have been offset by a $0.4 million decrease in in Accounts Payable and a $0.7 million decrease in Other Accrued Liabilities. Accounts Payable and Other Accrued Liabilities are subject to normal fluctuations in purchasing levels, and the timing of payments. Accounts Receivable was $3.4 million at March 31, 2017, a decrease from $4.1 million at June 30, 2016. Accounts Receivable as measured in days sales outstanding (“DSO”) was 38 DSO at March 31, 2017; a decrease from 40 DSO at June 30, 2016 The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns in order to manage inventory levels.

Of the $0.8 million decrease in working capital during the nine month period, $0.5 million occurred in the first quarter, of which $0.3 was attributable to a decrease in cash. In the quarter ended March 31, 2017, working capital decreased $0.1 million, of which $44,000 was attributable to a decrease in cash. The stabilization of cash flow since the end of the first quarter is based in part on cost saving measures implemented by management, including reduction in overhead and deferral of non-essential capital expenditures.

At the end of the quarter, the Company was party to a Loan and Security Agreement, dated February 27, 2017, with Summit Financial Resources, L.P. (the “Credit Agreement”), under which the Company had $2,000,000 available for borrowing (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $2,000,000.00. At March 31, 2017 availability under the agreement was $2,000,000.

The Credit Facility will be available, subject to its terms, on a revolving basis until it expires on February 27, 2019. Advances will bear interest at a rate equal to 2.00% in excess of the prime rate as reported in the Wall Street Journal and subject to a minimum availability fee of 0.25% (25 basis points) per month on the maximum availability ($5,000 per month). . In addition to interest, the Credit facility requires that the Company pay the lender a monthly administration fee in an amount equal to forty-seven hundredths percent (0.47%) of the average outstanding daily principal amount of loan advances for the each calendar month, or portion thereof.

Under the Credit Agreement, advances are generally subject to customary borrowing conditions and to Summit’s sole discretion to fund the advances. The Credit Agreement also contains covenants with which the Company must comply during the term of the Credit Facility. Among other things, such covenants require the Company to maintain insurance on the collateral, operate in the ordinary course and not engage in a change of control, dissolve or wind up the Company. In the event of default, interest is calculated on a variable interest rate equal to 20.00% above the prime rate, adjusted as of the date of any change in the prime rate.

At March 31, 2017, the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt.

Inflation has not had a material effect on the Company’s business or results of operations during the first nine months of fiscal 2017.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

At March 31, 2017, the Company did not have any debt outstanding. The Credit Facility bears interest at a rate using the Prime Rate, as reported in the Wall Street Journal, as the basis, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at March 31, 2017. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2017, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

The appellate decision terminated the enforceability of the free power covenants as of March 31, 2016. The appellate decision did not order the Company to pay any amounts for power consumed prior to such date and the Company believes that it is not liable for any such damages as a result of the appellate decision. On December 21, 2016, Niagara filed a motion to the trial court asking that it hold additional proceedings to establish what damages, if any, are owed to Niagara as the result of the appellate decision. The Company filed its response on January 23, 2017. On April 25, 2017, the court denied Niagara’s motion in its entirety finding that no damages could be awarded based on the Appellate Division’s decision. This decision is appealable by Niagara not later than May 25, 2017.

As of March 31, 2017, the Company has not recorded a provision for this matter. The Company commenced paying for power at the Stuyvesant Falls facility in April 2016.

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

Date: May 15, 2017

