Form 10-K
period 2017-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2017-09-28
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year June 30, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes. ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” in Rule 12 b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12 b-2). Yes ☐ No ☒

As of December 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4,453,744. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of September 1, 2017, there were 4,013,537 shares of common stock, $0.01 par value (the “Common Stock”), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be filed within 120 days after June 30, 2017 (portion) (Part III)

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

Markets and Products

In fiscal 2017, respiratory care products, medical gas equipment and emergency medical products represented approximately 27%, 53% and 20%, respectively, of the Company’s net sales. In comparison, in fiscal 2016, respiratory care products, medical gas equipment and emergency medical products represented approximately 25%, 55%, and 20%, respectively, of the Company’s net sales. The Company operates in a single industry segment and its principal products are described in the following table:

Product	Description	Principal Brand Names	Primary Users

Respiratory Care Products
Respiratory Care/Anesthesia Products	Large volume compressors; ventilator calibrators; humidifiers and mist tents; and carbon dioxide absorbent	Timeter®; Carbolime®; Litholyme®	Hospitals and sub-acute facilities

Home Respiratory Care Products	O2 cylinders; pressure regulators; nebulizers; portable large volume compressors; portable suction equipment and disposable respiratory products	Timeter®; B&F®; Schuco®	Patients at home

Medical Gas Equipment
Construction Products	In-wall medical gas system components; central station pumps and compressors and headwalls	Chemetron®; Oxequip®	Hospitals and sub-acute facilities

Regulation Devices	Flowmeters; vacuum regulators; pressure regulators and related products	Chemetron®; Oxequip®; Timeter®	Hospitals and sub-acute facilities

Disposable Cylinders	Disposable oxygen and gas cylinders	Lif-O-Gen®	First aid providers and specialty gas distributors

Suction Equipment	Portable suction equipment and disposable suction canisters	Gomco®; Allied; Schuco	Hospitals, sub-acute facilities and homecare products

Emergency Medical Products
Respiratory/Resuscitation	Demand resuscitation valves; bag mask resuscitators; emergency transport ventilators, oxygen regulators, SurgeX - surge suppressing post valve, mass casualty ventilation line, and the AHP300 Ventilator	LSP; Omni-Tech®; Allied	Emergency service providers

Trauma and Patient Handling Products	Spine immobilization products; pneumatic anti-shock garments, trauma burn kits and Xtra backboards	LSP	Emergency service providers

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

The sales force includes seven domestic hospital, homecare and emergency specialists, five domestic construction specialists, and three international sales representatives. A total of two sales managers lead the sales groups. A product manager is responsible for the marketing activities of our product lines.

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

The Company’s international specialists sell all Allied products within their territory. Allied’s net sales to foreign markets totaled 22% of total net sales in fiscal 2017, 24% in 2016 and 23% in 2015. International sales are made through a network of dealers, agents and U.S. exporters who distribute the Company’s products throughout the world. Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East.

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

During fiscal year 2017 the research and development group continued to provide post-launch support of the AHP300 and AHP300P ventilators.

The group is actively working on other products that were not released during the fiscal year 2017.

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

Patents, Trademarks and Proprietary Technology

The company owns and maintains domestic and foreign patents on several products it believes are useful to the business and provided the Company with an advantage over its competitors. During fiscal 2017 the company received a total of 6 U.S. and foreign patents for the AHP300 ventilator. The company continues to seek U.S. and foreign patents on the EPV200 and AHP300 ventilators.

Patents which will expire in the period of 2017 to 2034 in the aggregate are believed to be of material importance in the operation of Allied’s business. Allied believes no single patent, except that related to Litholyme®, is material in relation to Allied’s future business as a whole. Although the expiration of an individual patent may lead to increased competition, other factors such as a competitor’s need to obtain regulatory approvals prior to marketing a competitive product and the nature of the market, may allow Allied to continue to have commercial advantages after the expiration of the patent.

The company owns and maintains U.S. trademarks for Allied Healthcare Products Inc., Chemetron®, Gomco®, Oxequip®, Lif-O-Gen®, Life Support Products®, Timeter®, Vacutron® and Schuco®, its principle trademarks. Registrations for these trademarks are also owned and maintained in countries where such products are sold and such registrations are considered necessary to preserve the Company’s proprietary rights therein.

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

Employees

At June 30, 2017, the Company had approximately 218 full-time employees. Approximately 130 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2018.

Executive Officers of the Registrant

This section provides information regarding the executive officers of the Company who are appointed by and serve at the pleasure of the Board of Directors:

Name	Age	Position

Earl R. Refsland	74	Director, President and Chief Executive Officer (1)
Andrew D. Riley	41	Vice President of Operations (2)
Daniel C. Dunn	57	Vice President of Finance, Chief Financial Officer, Secretary & Treasurer (3)

(1)	Mr. Refsland has been Director, President and Chief Executive Officer of the Company since September, 1999.
(2)	Mr. Riley has been Vice President — Operations since July, 2014. He previously held the position of Director of Operations and Plant Manager from January 2012 to July 2014. Prior to that time, Mr. Riley held multiple leadership positions at Owens Corning from 2005 to 2012.
(3)	Mr. Dunn has been Vice President — Finance, Chief Financial Officer, Secretary and Treasurer since July, 2001. He previously held the position of Director of Finance at MetalTek International from 1998 to 2001. Prior to that time, Mr. Dunn held the position of Corporate Controller at Allied Healthcare Products, Inc. from 1994 to 1998.

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

In March 2010, Congress approved, and the President signed into law, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively the "Healthcare Reform Acts"). Among other things, the Healthcare Reform Acts seek to expand health insurance coverage to approximately 32 million uninsured Americans. Many of the significant changes in the Healthcare Reform Acts did not take effect until 2014, including a requirement that most Americans carry health insurance. The Healthcare Reform Acts contain many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid. Beginning in 2013, each medical device manufacturer must now pay a tax in an amount equal to 2.3% of the price for which the manufacturer sells its medical devices, as discussed in “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. We manufacture and sell devices that are subject to this tax. On December 18, 2015, The Consolidated Appropriations Act, 2016 was signed into law. This Act included a moratorium on the medical device tax during the period beginning on January 1, 2016, and ending on December 31, 2017. If the moratorium expires as scheduled, our costs will increase as a result of this tax.

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

We have a history of net losses in fiscal 2015, 2016 and 2017 and we may not be able to return to profitability in the future, which may cause the market price of our common stock to decline.

We have a history of net losses. We reported a net loss of $1.8 million in fiscal 2015, a net loss of $2.3 million in fiscal 2016 and a net loss of $2.1 million in fiscal 2017. We will need to generate and sustain increased sales levels in the future to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to improve our sales execution both domestically and internationally and also expand markets for our new ventilator products and our new carbon dioxide absorbent, Litholyme®. However, there is no guarantee that we will be successful in our efforts. We may also incur losses in the future for a number of reasons, including the other risks described in this Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company’s headquarters are located in St. Louis, Missouri and the Company maintains manufacturing facilities in Missouri and New York. Set forth below is certain information with respect to the Company’s manufacturing facilities at June 30, 2017.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Allied Healthcare Products, Inc. trades on the NASDAQ Capital Market under the symbol AHPI. As of September 11, 2017, there were 23 record owners of the Company’s common stock. The following tables summarize information with respect to the high and low prices for the Company’s common stock as listed on the NASDAQ Global or Capital Market for each quarter of fiscal 2017 and 2016, respectively. The Company currently does not pay, and in the most recent fiscal years has not paid, any dividend on its common stock.

Common Stock Information

2017	High	Low	2016	High	Low
September quarter	$1.76	$1.00	September quarter	$3.50	$2.28
December quarter	$3.82	$1.62	December quarter	$3.16	$1.98
March quarter	$2.80	$1.75	March quarter	$2.22	$1.26
June quarter	$3.46	$1.53	June quarter	$1.48	$1.00

Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to the Company’s proxy statement for the 2017 annual meeting of stockholders, which will be filed within 120 days after June 30, 2017.

Item 6. Selected Financial Data

(In thousands, except per share data)
Year ended June 30,	2017	2016	2015	2014	2013
Statement of Operations Data
Net sales	$33,512	$35,952	$35,462	$36,371	$38,552
Cost of sales	26,956	28,593	28,392	29,057	30,310
Gross profit	6,556	7,359	7,070	7,314	8,242
Selling, general and administrative expenses	8,608	9,279	8,763	10,423	10,736
Loss from operations	(2,052)	(1,920)	(1,693)	(3,109)	(2,494)
Interest expense	-	-	-	-	-
Interest income	(1)	(3)	(3)	(5)	(12)
Other, net	1	87	70	42	(485)
Loss before provision for (benefit from) income taxes	(2,052)	(2,004)	(1,760)	(3,146)	(1,997)
Provision for (benefit from) income taxes	37	301	17	(340)	(740)
Net loss	$(2,089)	$(2,305)	$(1,777)	$(2,806)	$(1,257)
Basic loss per share	$(0.52)	$(0.57)	$(0.44)	$(0.70)	$(0.31)
Diluted loss per share	$(0.52)	$(0.57)	$(0.44)	$(0.70)	$(0.31)
Basic weighted average common shares outstanding	4,014	4,014	4,014	4,014	4,036
Diluted weighted average common shares outstanding	4,014	4,014	4,014	4,014	4,036

(In thousands)
June 30,	2017	2016	2015	2014	2013
Balance Sheet Data
Working capital	$9,748	$10,736	$11,618	$12,221	$14,528
Total assets	19,637	22,478	24,222	25,201	28,493
Stockholders' equity	16,186	18,272	20,693	22,509	25,315

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company manufactures and markets respiratory products, including respiratory care products, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts and percentages of net sales attributable to respiratory care products, medical gas equipment and emergency medical products for the fiscal years ended June 30, 2017, 2016, and 2015.

	Dollars in thousands
Year ended June 30,	2017
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$9,106	27.2%
Medical gas equipment	17,660	52.7%
Emergency medical products	6,746	20.1%
Total	$33,512	100.0%

	Dollars in thousands
Year ended June 30,	2016
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$9,077	25.2%
Medical gas equipment	19,712	54.9%
Emergency medical products	7,163	19.9%
Total	$35,952	100.0%

	Dollars in thousands
Year ended June 30,	2015
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$9,222	26.0%
Medical gas equipment	18,772	52.9%
Emergency medical products	7,468	21.1%
Total	$35,462	100.0%

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by the various income and expense categories reflected in the Company’s Statement of Operations.

Year ended June 30,	2017	2016	2015

Net sales	100.0%	100.0%	100.0%
Cost of sales	80.4	79.5	80.1
Gross profit	19.6	20.5	19.9

Selling, general and administrative expenses	25.7	25.8	24.7
Loss from operations	(6.1)	(5.3)	(4.8)
Other, net	0.0	0.3	0.2
Loss before benefit from income taxes	(6.1)	(5.6)	(5.0)
Provision for (benefit from) income taxes	0.1	0.8	0.0
Net loss	(6.2)%	(6.4)%	(5.0)%

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

The Company offers limited warranties on its products.  The standard warranty period is one year.  The Company’s cost of providing warranty service for its products for the years ended June 30, 2017, June 30, 2016, and June 30, 2015 was $136,606, $89,895, and $176,169, respectively.  The related liability for warranty service amounted to $100,000 at June 30, 2017 and 2016.

Inventory reserve for obsolete and excess inventory:

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. This analysis considers those identified inventory items to determine, in management’s best estimate, if parts can be used beyond one year, if there are alternate uses or at what values such parts may be disposed for. At June 30, 2017 and 2016, inventory is recorded net of a reserve for obsolete and excess inventory of $1.6 million and $1.5 million, respectively.

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

In light of its history of operating losses the Company does not rely on the existence of future taxable income as it currently cannot conclude future taxable income is likely to occur. The Company does rely on reversals of existing temporary deferred tax liabilities and tax planning strategies to the extent available to support the value of its existing deferred tax assets. The tax planning strategies available to the Company that it would use rather than allow the tax benefits of net operating loss carryovers to expire include the revocation of the LIFO method inventory and the recognition of a gain on the sale of the Company’s excess land in Stuyvesant Falls, New York. As of June 30, 2017, the Company’s deferred tax assets exceeded the amount supportable through reversals of existing deferred tax liabilities and tax planning strategies and a valuation allowance has been recorded for this amount.

Accounts receivable net of allowances:

Accounts receivable are recorded net of an allowance for doubtful accounts, which is determined based on an analysis of past due accounts including accounts placed with collection agencies, and an allowance for returns and credits, which is based on historical analysis of credit memo data and returns. The Company maintains an allowance for doubtful accounts to reflect the uncollectibility of accounts receivable based on past collection history and specific risks indentified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. At June 30, 2017 and 2016, accounts receivable is recorded net of allowances of $170,000.

Valuation of Long-Lived Assets:

The impairment of long-lived assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable. This assessment is based on management’s expectations and judgments regarding future business and economic conditions, future market values and disposal costs. Actual results and events could differ significantly from management’s estimates. Based upon our most recent analysis, we believe that no impairment exists at June 30, 2017. There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

Self-insurance:

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2017 and 2016, the Company had approximately $215,000 and $175,000, respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

Share Based Compensation:

Allied calculates share based compensation using the Black-Sholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. For the twelve-month periods ended June 30, 2017, 2016, and 2015, Allied recorded approximately $2,000, $3,000 and $5,000, respectively, in share-based employee compensation. This compensation cost is included in the general and administrative expenses in the accompanying Statements of Operations.

Significant Factors Affecting Past and Future Operating Results

Medical Device Tax:

Beginning January 1, 2013, the Healthcare Reform Act imposed a tax to be paid by medical device manufacturers equal to 2.3% of the sale price of medical devices. Many of our products are subject to this tax. For the years ended June 30, 2017, 2016 and 2015, the Company recorded an expense of approximately $0, $158,000 and $300,000, respectively. On December 18, 2015, The Consolidated Appropriations Act, 2016 was signed into law. This Act included a moratorium on the medical device tax during the period beginning on January 1, 2016, and ending on December 31, 2017. If the moratorium expires as scheduled, our costs will increase as a result of this tax.

Fiscal 2017 Compared to Fiscal 2016

The Company had a loss of $2.1 million before taxes for fiscal 2017, compared to a loss of $2.0 million before taxes for fiscal 2016. It recorded an income tax provision of $36,500 in fiscal 2017, compared to an income tax provision of $301,431 in fiscal 2016.

The realization of the Company’s deferred tax assets have been based on the reversal of existing temporary deferred tax liabilities and tax planning strategies and to the extent those items are not sufficient to support the value of recorded deferred tax assets a valuation allowance is recorded. For the years ended June 30, 2015, 2016 and 2017 the Company recorded an additional allowances of $618,709, $393,814 and $739,578, respectively. To the extent that the Company’s losses continue, the tax benefit of those losses would be fully offset by a valuation allowance.

Net sales for fiscal 2017 of $33.5 million were $2.5 million or 6.9% less than net sales of $36.0 million in fiscal 2016. Domestically, sales decreased by $1.2 million dollars. Internationally, sales decreased by $1.3 million. International business is dependent upon hospital construction projects, and the development of medical facilities and emergency services in those regions in which the Company operates, as well as the economic and political climates in those international markets.

Orders for the Company’s products for the year ended June 30, 2017 of $33.6 million were $0.1 million or 0.3% lower than orders for the year ended June 30, 2016 of $33.7 million. Customer purchase order releases for the year ended June 30, 2017 were $32.7 million or 6.3% lower than customer purchase order releases of $34.9 million for the year ended June 30, 2016. Customer purchase order releases depend on the scheduling practices of individual customers and the status of construction projects. A decline in customer releases of $2.2 million despite only a decline of $0.1 million in customer orders, led to lower sales.

Respiratory care product sales in fiscal 2017 and 2016, which include homecare products, were each $9.1 million. Respiratory care products also include carbon dioxide absorbents. For the year ended June 30, 2017 and 2016 the Company had carbon dioxide absorbent sales of Carbolime® and Litholyme® of $3.9 million and $3.4 million, respectively.

Medical gas equipment sales, which include construction products, of $17.7 million in fiscal 2017 were approximately $2.0 million, or 10.2% lower than prior year levels of $19.7 million. Domestically, sales of medical gas equipment in fiscal 2017 were $1.1 million lower than in the prior year due to lower levels of customer releases. Internationally, sales of medical gas equipment in fiscal 2017 were approximately $0.9 million lower than in the prior year, also as a result of lower customer releases. The Company continues to implement improvements to the sales management process which are intended to improve sales performance and increase market share for medical gas equipment, as well as other product lines.

Emergency medical product sales in fiscal 2017 of $6.7 million were $0.5 million or 6.9% lower than fiscal 2016 sales of $7.2 million. International sales of emergency medical products decreased by $0.3 million from the prior year while domestic sales decreased by $0.2 million.

International sales, which are included in the product lines discussed above, decreased $1.3 million, or 15.3%, to $7.2 million in fiscal 2017 compared to sales of $8.5 million in fiscal 2016. This decrease in International sales reflects the timing of customer releases of orders for shipment, and an increase in backlog from the prior year. In fiscal 2017, international sales of medical gas equipment, including construction products, decreased by $0.9 million dollars, sales of respiratory care products decreased by approximately $0.1 million, while international sales of emergency products decreased by approximately $0.3 million

Gross profit in fiscal 2017 was $6.6 million, or 19.7% of sales, compared to a gross profit of $7.4 million, or 20.5% of sales in fiscal 2016. Gross profit was unfavorably impacted by the decrease in sales during the period. Gross profit for 2017 was favorably impacted by approximately $158,000 as a result of a moratorium on the Medical Device Excise Tax (MDET). This expense was $158,000 in fiscal 2016. Under the Patient Protection and Affordable Care Act, beginning on January 1, 2013, this tax is imposed on all U.S. sales of certain medical devices at the rate of 2.3% of the sale price of covered products. On December 18, 2015, The Consolidated Appropriations Act, 2016 was signed into law. This Act included a moratorium on the medical device tax during the period beginning on January 1, 2016, and ending on December 31, 2017.

The Company invested approximately $21,000 in capital expenditures in fiscal 2017 and approximately $99,000 in fiscal 2016 for manufacturing equipment, plant maintenance, and computer systems. The Company continues to control cost and actively pursue methods to reduce its costs through automation, process changes, and purchasing initiatives.

Selling, General, and Administrative (“SG&A”) expenses for fiscal 2017 were $8.6 million compared to SG&A expenses of $9.3 million in fiscal 2016. Personnel cost, primarily salaries and fringe benefits, decreased by approximately $0.3 million and legal expense decreased by approximately $0.4 million.

Interest income in fiscal 2017 was approximately $1,000 compared to interest income of approximately $3,000 in fiscal 2016. Other expenses for the year ended June 30, 2017 was approximately $2,000, compared to approximately $87,000 in fiscal 2016.

The Company’s effective tax rate in 2017 was a provision of 2% compared to a provision of 15% in 2016. The decrease in the effective tax rate was attributable to changes in the valuation allowance for indefinite lived depreciation adjustments and a reduction in the state tax value attributable to the tax planning strategies recorded in fiscal 2016.

Net loss in fiscal 2017 was $2.1 million or $0.52 per basic and diluted earnings per share, a decrease from a net loss of $2.3 million, or $0.57 per basic and diluted earnings per share in fiscal 2016. In 2017 and 2016 the weighted number of shares used in the calculation of basic and diluted earnings per share was 4,013,537.

Fiscal 2016 Compared to Fiscal 2015

The Company had a loss of $2.0 million before taxes for fiscal 2016, compared to a loss of $1.8 million before taxes for fiscal 2015. It recorded an income tax provision of $301,431 in fiscal 2016, compared to an income tax provision of $16,596 in fiscal 2015.

The realization of the Company’s deferred tax assets are based on the reversal of existing temporary deferred tax liabilities and tax planning strategies and to the extent those items are not sufficient to support the value of recorded deferred tax assets a valuation allowance is recorded. For the year ended June 30, 2015 the Company recorded an additional allowance of $618,709. For the year ended June 30, 2016 the Company recorded an additional allowances of $393,814. The increase in the valuation allowance in 2016 was less than the tax benefits attributable to the current year net operating loss due to the net of reduction of tax benefits attributable to expiring options and additional depreciation differences and a decrease in the value of tax planning strategies recognized in 2016. To the extent that the Company’s losses continue, the tax benefit of those losses would be fully offset by a valuation allowance.

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

Net loss in fiscal 2016 was $2.3 million or $0.57 per basic and diluted earnings per share, an increase from a net loss of $1.8 million, or $0.44 per basic and diluted earnings per share in fiscal 2015. In 2016 and 2015 the weighted number of shares used in the calculation of basic and diluted earnings per share was 4,013,537.

Financial Condition, Liquidity and Capital Resources

The following table sets forth selected information concerning Allied's financial condition at June 30:

Dollars in thousands	2017	2016	2015
Cash & cash equivalents	$996	$1,704	$2,040
Working Capital	$9,748	$10,736	$11,618
Total Debt	$-	$-	$-
Current Ratio	3.83:1	3.55:1	4.29:1

The Company’s working capital was $9.7 million at June 30, 2017 compared to $10.7 million at June 30, 2016. Cash decreased by approximately $0.7 million, Accounts Receivable decreased by $0.7 million and Inventory decreased by $0.4 million. During fiscal 2017, these decreases in working capital were offset by a $0.4 million decrease in Accounts Payable and $0.3 million in Accrued Liabilities. Accounts Receivable was $3.4 million at June 30, 2017, a decrease from $4.1 million at June 30, 2016. Accounts Receivable as measured in days sales outstanding (“DSO”) is 39 DSO at June 30, 2017, down from 40 DSO at June 30, 2016. The Company does adjust product forecast, order quantities, and safety stock based on changes in demand patterns in order to manage inventory levels.

The net decrease in Cash for the fiscal year ended June 30, 2017 was $0.7 million. The net decrease in Cash for the fiscal year ended June 30, 2016 was $0.3 million. Cash flows used in operating activities were approximately $0.7 million for fiscal 2017 compared to cash flows used by operating activities of approximately $0.2 million for fiscal 2016. This increase in Cash used by operating activities includes a $0.4 million decrease in Accounts Payable and a decrease of Other Accrued Liabilities of $0.3 million. The change in Accounts Payable is primarily the result of the timing of payments and purchases between the two years, as the Company did not change its payment terms or policies.

Cash flows used in operating activities for the fiscal year ended June 30, 2016 consisted of a net loss of $2.3 million, supplemented by $1.2 million in non-cash charges to operations for amortization and depreciation, an increase of Accounts Payable of $0.5 million and decrease of Inventory of $0.3 million, and an increase in accrued liabilities of $0.2 million. Cash was used to make capital expenditures of approximately $21,000 in fiscal 2017 and $0.1 million in fiscal 2016.

As of June 30, 2017, the Company was party to a Loan and Security Agreement, dated February 27, 2017, with Summit Financial Resources, L.P. (the “Credit Agreement”), under which the Company had $2,000,000 available for borrowing (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $2,000,000.00. At June 30, 2017 availability under the agreement was $2,000,000.

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

At June 30, 2017, the Company had no aggregate indebtedness, including capital lease obligations, short-term debt, and long term debt.

The Company was in compliance with all of the covenants associated with the Credit Facility at June 30, 2017.

The following table summarizes the Company’s contractual obligations at June 30, 2017:

Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-Term Debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	$77,496	$61,744	$15,752	-	-
Unconditional Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations	-	-	-	-	-
Total Contractual Cash Obligations	$77,496	$61,744	$15,752	$-	$-

Capital expenditures were approximately $21,000, $0.1 million, and $0.1 million in fiscal 2017, 2016, and 2015, respectively. The Company made these capital expenditures with an aim to improve efficiency, save costs, develop new products, and maintain plant capacity. The Company believes that cash flows from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures of $0.2 million in 2018.

Cash flows from operations may be negatively impacted by decreases in sales, market conditions, and adverse changes in working capital. In the event that economic conditions were to severely worsen for a protracted period of time, we believe that the existing credit facility, and our borrowing capacity under those arrangements would provide sufficient financial flexibility. At June 30, 2017, the Company had no bank debt. During fiscal 2017, 2016 and 2015 there were no borrowings or repayments under the Credit Agreement.

The Company’s credit facility will be available until it expires on February 27, 2019

Inflation has not had a material effect on the Company's business or results of operations. The Company makes its foreign sales in U.S. dollars and, accordingly, sales proceeds are not affected by exchange rate fluctuations, although the effect on its customers does impact the pace of incoming orders.

Quarterly Results

The following table sets forth selected operating results for the eight quarters ended June 30, 2017. The information for each of these quarters is unaudited, but includes all normal recurring adjustments which the Company considers necessary for a fair presentation thereof. These operating results, however, are not necessarily indicative of results for any future period. Further, operating results may fluctuate as a result of the timing of orders, the Company’s product and customer mix, the introduction of new products by the Company and its competitors, and overall trends in the health care industry and the economy. While these patterns have an impact on the Company’s quarterly operations, the Company is unable to predict the extent of this impact in any particular period.

Dollars in thousands, except per share data

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Three months ended,	2017	2017	2016	2016	2016	2016	2015	2015
Net sales	$8,222	$8,581	$8,269	$8,440	$9,803	$8,840	$8,846	$8,463

Gross profit	1,569	1,735	1,695	1,557	2,257	1,626	1,779	1,698

Income (loss) from operations	(459)	(403)	(373)	(817)	166	(762)	(688)	(635)

Net loss	(495)	(403)	(375)	(816)	(282)	(784)	(709)	(530)

Basic loss per share	(0.13)	(0.10)	(0.09)	(0.20)	(0.05)	(0.20)	(0.18)	(0.14)

Diluted loss per share	(0.13)	(0.10)	(0.09)	(0.20)	(0.05)	(0.20)	(0.18)	(0.14)

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2017, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the prime rate as reported in the Wall Street Journal as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at June 30, 2017. Allied has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 8. Financial Statements and Supplementary Data

The following described financial statements of Allied Healthcare Products, Inc. are included in response to this item:

Report of Independent Registered Public Accounting Firm.

Statement of Operations for the fiscal years ended June 30, 2017, 2016 and 2015.

Balance Sheet for the fiscal years ended June 30, 2017 and 2016.

Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2017, 2016 and 2015.

Statement of Cash Flows for the fiscal years ended June 30, 2017, 2016 and 2015.

Notes to Financial Statements.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Allied Healthcare Products, Inc.

We have audited the accompanying balance sheet of Allied Healthcare Products, Inc. (the Company) as of June 30, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Healthcare Products, Inc. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

/s/ RubinBrown LLP
St. Louis, Missouri
September 28, 2017

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

Year ended June 30,	2017	2016	2015

Net sales	$33,512,030	$35,952,487	$35,461,769
Cost of sales	26,956,340	28,592,752	28,392,171
Gross profit	6,555,690	7,359,735	7,069,598

Selling, general and administrative expenses	8,607,584	9,279,061	8,763,335
Loss from operations	(2,051,894)	(1,919,326)	(1,693,737)

Other (income) expenses:
Interest income	(1,445)	(2,782)	(3,041)
Other, net	1,717	86,856	70,018
	272	84,074	66,977

Loss before provision for income taxes	(2,052,166)	(2,003,400)	(1,760,714)
Provision for income taxes	36,500	301,431	16,596
Net loss	$(2,088,666)	$(2,304,831)	$(1,777,310)

Basic loss per share:	$(0.52)	$(0.57)	$(0.44)
Diluted loss per share:	$(0.52)	$(0.57)	$(0.44)
Weighted average shares outstanding – Basic	4,013,537	4,013,537	4,013,537
Weighted average shares outstanding – Diluted	4,013,537	4,013,537	4,013,537

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

	June 30, 2017	June 30, 2016

ASSETS

Current assets:
Cash and cash equivalents	$995,704	$1,703,663
Accounts receivable, net of allowances of $170,000	3,362,438	4,094,462
Inventories, net	8,511,954	8,875,270
Income tax receivable	12,555	12,555
Other current assets	315,678	255,711
Total current assets	13,198,329	14,941,661

Property, plant and equipment, net	5,734,041	6,747,570
Deferred income taxes	683,763	712,965
Other assets, net	20,516	76,065
Total assets	$19,636,649	$22,478,261

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,440,403	$1,864,603
Other accrued liabilities	2,009,966	2,341,203
Total current liabilities	3,450,369	4,205,806

Commitments and contingencies (Notes 4 and 9)

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 5,213,902 shares issued at June 30, 2017 and June 30, 2016; 4,013,537 shares outstanding at June 30, 2017 and June 30, 2016	52,139	52,139
Additional paid-in capital	48,485,390	48,482,899
Accumulated deficit	(11,370,461)	(9,281,795)
Less: treasury stock, at cost; 1,200,365 shares at June 30, 2017 and 2016	(20,980,788)	(20,980,788)
Total stockholders' equity	16,186,280	18,272,455
Total liabilities and stockholders' equity	$19,636,649	$22,478,261

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance, June 30, 2014	$52,139	$48,637,376	$(5,199,654)	$(20,980,788)	$22,509,073

Stock based compensation	-	4,956	-	-	4,956

Reversal of deferred tax provision, stock options forfeited	-	(43,522)	-	-	(43,522)

Net loss for the year ended June 30, 2015	-	-	(1,777,310)	-	(1,777,310)
Balance, June 30, 2015	52,139	48,598,810	(6,976,964)	(20,980,788)	20,693,197

Stock based compensation	-	2,946	-	-	2,946

Reversal of deferred tax provision, stock options forfeited	-	(118,857)	-	-	(118,857)

Net loss for the year ended June 30, 2016	-	-	(2,304,831)	-	(2,304,831)
Balance, June 30, 2016	52,139	48,482,899	(9,281,795)	(20,980,788)	18,272,455

Stock based compensation	-	2,491	-	-	2,491

Net loss for the year ended June 30, 2017	-	-	(2,088,666)	-	(2,088,666)
Balance, June 30, 2017	$52,139	$48,485,390	$(11,370,461)	$(20,980,788)	$16,186,280

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

Year ended June 30,	2017	2016	2015

Cash flows from operating activities:
Net loss	$(2,088,666)	$(2,304,831)	$(1,777,310)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,090,126	1,228,485	1,311,111
Stock based compensation	2,491	2,946	4,956
Provision for doubtful accounts and sales returns and allowances	10,538	2,859	61,877
Deferred tax provision	29,201	290,145	-

Changes in operating assets and liabilities:
Accounts receivable	721,486	(522,647)	76,554
Inventories	363,316	315,641	215,187
Income tax receivable	-	(68)	4,679
Other current assets	(59,967)	73,045	81,340
Accounts payable	(424,200)	495,806	300,575
Other accrued liabilities	(331,236)	181,636	535,381
Net cash provided by (used in) operating activities	(686,911)	(236,983)	814,350

Cash flows from investing activities:
Capital expenditures	(21,048)	(99,300)	(141,166)
Net cash used in investing activities	(21,048)	(99,300)	(141,166)

Net increase (decrease) in cash and cash equivalents	(707,959)	(336,283)	673,184
Cash and cash equivalents at beginning of year	1,703,663	2,039,946	1,366,762
Cash and cash equivalents at end of year	$995,704	$1,703,663	$2,039,946

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$7,298	$12,527	$15,987
Non-cash investing and financing activity
Deferred tax provision on stock options
forfeited and reclassified to additional paid in capital	$-	$118,857	$43,522

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization

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

The Company offers limited warranties on its products.  The standard warranty period is one year.  The Company’s cost of providing warranty service for its products for the years ended June 30, 2017, June 30, 2016, and June 30, 2015 was $136,606, $89,895, and $176,169, respectively.  The related liability for warranty service amounted to $100,000 at June 30, 2017 and 2016.

Marketing and Advertising Costs

Promotional and advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Statement of Operations. Advertising expenses for the years ended June 30, 2017, 2016 and 2015 were $5,550, $15,699, and $32,675, respectively.

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

Accounts receivable and concentrations of credit risk

Accounts receivable are recorded at the invoiced amount. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses based on past experience and an analysis of current amounts due, and historically such losses have been within management's expectations. The Company maintains an allowance for doubtful accounts to reflect the uncollectibility of accounts receivable based on past collection history and specific risks indentified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. The Company’s customers can be grouped into three main categories: medical equipment distributors, construction contractors and health care institutions. At June 30, 2017, the Company believes that it has no significant concentration of credit risk.

Inventories

Inventories are stated at the lower of cost, determined using the last-in, first-out (“LIFO”) method, or market. If the first-in, first-out method (which approximates replacement cost) had been used in determining cost, inventories would have been $2,472,188 and $2,286,022 higher at June 30, 2017 and 2016, respectively. Changes in the LIFO reserve are included in cost of sales. Cost of sales was reduced by $90,510, $86,698, and $0 in fiscal 2017, 2016, and 2015 respectively, as a result of LIFO liquidations. Costs in inventory include raw materials, direct labor and manufacturing overhead.

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. The reserve for obsolete and excess inventory was $1,597,648 and $1,498,915 at June 30, 2017 and 2016, respectively.

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

Impairment of long-lived assets

The Company evaluates impairment of long-lived assets under the provisions of ASC Topic 360: “Property, Plant and Equipment.” ASC 360 provides a single accounting model for long-lived assets to be disposed of and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under ASC 360, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss will be recognized. No impairment losses of long-lived assets or identifiable intangibles were recorded by the Company for fiscal years ended June 30, 2017, 2016, and 2015.

Collective Bargaining Agreement

At June 30, 2017, the Company had approximately 218 full-time employees. Approximately 130 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2018.

Self-insurance

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2017 and 2016, the Company had $215,000 and $175,000 respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

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

In light of its history of operating losses the Company does not rely on the existence of future taxable income as it currently cannot conclude future taxable income is likely to occur. The Company does rely on reversals of existing temporary deferred tax liabilities and tax planning strategies to the extent available to support the value of its existing deferred tax assets. To the extent the Company’s deferred tax assets exceeded the amount supportable through reversals of existing deferred tax liabilities and tax planning strategies a valuation allowance is recorded against the excess deferred tax assets.

The Company recognizes tax liabilities when, despite the Company’s belief that its tax return positions are supportable, the Company believes that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. To the extent the Company deems it necessary to record a liability for its tax positions, the current portion of the liability is included in income taxes payable and the noncurrent portion is included in other liabilities on the balance sheet. If upon the final tax outcome of these matters the ultimate liability is different than the amounts recorded, such differences are reflected in income tax expense in the period in which such determination is made. The Company files a federal and multiple state income tax returns. With few exceptions the Company’s federal and state income tax returns are open for fiscal years ending after June 30, 2014.

The Company classifies interest expenses on taxes payable as interest expense. Penalties are classified as a component of other expenses.

Change in Accounting Principle and Reclassifications

As of the year ended June 30, 2017, the Company retrospectively adopted FASB Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as a noncurrent in a classified balance sheet. The effect of this change was to reclassify current deferred tax liabilities of $680,926 to noncurrent assets at June 30, 2017. The consolidated balance sheet at June 30, 2016 has been retroactively restated for the change, which resulted in a reclassification of current deferred tax liabilities of $717,420 to noncurrent assets.

Research and development costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses for the years ended June 30, 2017, 2016 and 2015 were $410,458, $463,902, and $528,285, respectively.

Earnings per share

On December 5, 2016, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a one-for-two reverse stock split of the Company’s Common Stock (the “Reverse Stock Split”). The Reverse Stock Split was effective on the Nasdaq Stock Exchange on December 7, 2016.

Outstanding share and per-share amounts disclosed as of June 30, 2017 and for all other comparative periods provided have been retroactively adjusted to reflect the effects of the Reverse Stock Split.

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The weighted average number of basic and diluted shares outstanding for the years ended June 30, 2017, 2016 and 2015 was 4,013,537 shares. The dilutive effect of the Company's employee and director stock option plans are determined by use of the treasury stock method. There are no potential common shares excluded from the calculation of net loss per share, as their effect would be anti-dilutive for the years ended June 30, 2017, 2016 and 2015 respectively.

The following information is necessary to calculate earnings per share for the periods presented:

Year ended June 30,	2017	2016	2015

Net loss, as reported	$(2,088,666)	$(2,304,831)	$(1,777,310)

Weighted average common shares outstanding	4,013,537	4,013,537	4,013,537
Effect of dilutive stock options	-	-	-
Weighted average diluted common shares outstanding	4,013,537	4,013,537	4,013,537

Net loss per common share
Basic	$(0.52)	$(0.57)	$(0.44)
Diluted	$(0.52)	$(0.57)	$(0.44)

Employee stock options excluded from computation of diluted income per share amounts because their effect would be anti-dilutive	-	-	-

Employee stock-based compensation

The company follows the provisions of ASC Topic 718: “Compensation – Stock Compensation”, which sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of the stock options and other equity-based compensation.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions utilized in the Black-Scholes option pricing model for options granted during the fiscal years ended June 30, 2017, 2016 and 2015.

	2017	2016	2015

Weighted-average fair value	$0.86	$0.78	$1.40
Weighted-average volatility	37%	30%	44%
Weighted-average expected life (in years)	6.0	6.0	6.0
Weighted-average risk-free interest rate	1.74%	1.91%	1.85%
Dividend yield	0%	0%	0%

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

Share-based compensation expense included in the Statement of Operations for the fiscal years ended June 30, 2017, 2016 and 2015 was approximately $2,000, $3,000 and $5,000, respectively. Unrecognized shared-based compensation cost related to unvested stock options as of June 30, 2017 amounts to approximately $1,000. The cost is expected to be recognized over the next fiscal year.

The Company recognized an income tax benefit for share-based compensation arrangements of approximately $2,000, $1,000 and $1,000 for the year ended June 30, 2015, 2016 and 2017, respectively, all of which were fully offset by an increase in the deferred tax asset valuation allowance.

No stock options were exercised during fiscal years 2017, 2016 and 2015.

Recently Issued Accounting Pronouncements

In May 2014, the FASB and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that will supersede virtually all existing revenue guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB affirmed its proposal to defer the effective date by one year. In May 2016, the FASB issued improvements and practical expedients to the standard that included clarification of the collectability criterion, noncash considerations as well as clarification of options at transition. In December 2016, the FASB issued additional corrections and improvements. The Company is in the process of evaluating the impact of this guidance. This new guidance, will likely result in a change in the nature and extent of the related footnote disclosures. The Company plans to adopt the new guidance when effective and presently anticipates adopting on a modified retrospective basis to each prior reporting period presented with the election of applicable practical expedients.

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

On February 27, 2017, Allied Healthcare Products, Inc. (the “Company”) entered into a Loan and Security Agreement (the “Credit Agreement”) with Summit Financial Resources, L.P. (“Summit”) pursuant to which the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $2,000,000. At June 30, 2017 availability under the agreement was $2,000,000.

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

At June 30, 2017, the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt. The prime rate as reported in the Wall Street Journal was 4.25% on June 30, 2017.

The Company was in compliance with all of the covenants associated with the Credit Facility at June 30, 2017.

4.	Lease Commitments

The Company leases certain of its equipment under non-cancelable operating lease agreements. Minimum lease payments under operating leases at June 30, 2017 are as follows:

Operating
Fiscal Year	Leases

2018	$61,744
2019	14,833
2020	919
Total minimum lease payments	$77,496

Rental expense incurred on operating leases in fiscal 2017, 2016, and 2015 totaled $132,657, $143,683 and $184,151, respectively.

5.	Income Taxes

The provision for income taxes consists of the following:

	2017	2016	2015
Current:
Federal	$-	$-	$-
State	7,299	11,286	16,596
Total current	7,299	11,286	16,596

Deferred:
Federal	(625,953)	(100,174)	(552,167)
State	(84,424)	(3,495)	(66,542)
Valuation Allowance	739,578	393,814	618,709
Total deferred	29,201	290,145	-
	$36,500	$301,431	$16,596

A reconciliation of income taxes, with the amounts computed at the statutory federal rate is as follows:

38

	2017	2016	2015

Computed tax at federal statutory rate	$(697,736)	$(681,156)	$(598,643)
State income taxes, net of federal tax (benefit) provision	(49,124)	(38,971)	(29,799)
Non deductible expenses	15,491	13,915	14,683
Federal research credit	(9,661)	(15,144)	(6,738)
Book tax depreciation adjustment	-	517,736	-
Expiring State NOLs	39,697
Stock Options - Expired	15,308	122,508	-
Other, net	(17,053)	(11,271)	18,384
Valuation Allowance	739,578	393,814	618,709
Total	$36,500	$301,431	$16,596

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of June 30, 2017 and 2016 are as follows:

	2017	2016

Deferred tax assets
Bad debts	$38,500	$40,000
Intangible assets	4,620	3,635
Accrued liabilities	347,079	391,645
Accrued pension liability	18,031	26,098
Stock options	52,211	68,688
Net operating loss and credit carryforwards	4,554,491	4,062,817
Total Assets	5,014,932	4,592,883

Deferred tax liabilities
Prepaid expenses	9,179	16,173
Inventory	1,057,326	1,134,160
Depreciation	628,017	841,040
Other	84,328	75,819
Total Liabilities	1,778,850	2,067,192
Valuation Allowance	(2,552,319)	(1,812,726)
Total deferred taxes	$683,763	$712,965

At June 30, 2017, there were $11.7 million dollars of federal net operating loss carryforwards which will expire in 2031 through 2037. In addition, the Company has state tax net operating losses of approximately $6.2 million that expire in varying years from 2017 through 2037.

The Company files a federal and multiple state income tax returns. With few exceptions the Company’s federal and state income tax returns are open for fiscal years ending after June 30, 2014.

The Company has not taken any uncertain tax positions on its federal or state income tax filings for open tax years.

6.	Employee Retirement Benefits

The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code to certain eligible salaried employees. Each employee may elect to enter a written salary deferral agreement under which a portion of such employee's pre-tax earnings may be contributed to the plan.

During the fiscal years ended June 30, 2017, 2016 and 2015, the Company made contributions of $204,951, $228,854, and $221,508, respectively, to the retirement savings plan. The Company contributes 2% of eligible salaried employee’s annual income to the plan. In addition, the Company provides a 25% match on the first 8% of employee deferrals for eligible employees.

The risk of participating in multi-employer pension plan is different from single-employer plans. Assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

The Company’s participation in a multi-employer pension plan for the year ended June 30, 2017, is outlined in the table below. The “EIN/PN” column provides the Employee Identification Number (EIN) and the three-digit plan number (PN). The most recent Pension Protection Act (PPA) zone status for 2016 and 2015 is for the plan year-ends as indicated below. The zone status is based on information that the Company obtained from the annual funding notice for District No. 9 International Association of Machinists and Aerospace Workers Pension Trust. Among other factors, plans in the red zone are less than 65 percent funded, plans in the yellow zone are between 65 and 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-bargaining agreement (CBA) to which the plan is subject.

		PPA Zone Status			Contributions by the Company
				FIP/RP
				Status
				Pending/				Surcharge	Expiration
Pension Trust Fund	EIN/PN	2016	2015	Implemented	2017	2016	2015	Imposed	Date of CBA

District No. 9	51-0138317/001	Green	Green
International		12/31/2015	12/31/2014	N/A	$277,127	$279,968	$287,385	No	5/31/2018
Association of
Machinist and
Aerospace Workers
Pension Plan

The Company was not listed in the Form 5500 for the above plan as of the plan year ends as providing more than 5 percent of total contributions.

7.	Stock Based Compensation

The Company has established a 2009 Incentive Stock Plan. The Employee Plan provides for the granting of options to the Company's executive officers and key employees to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 300,000 shares of common stock may be granted under the Employee Plan. Options generally become exercisable ratably over a four year period or one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the first or second anniversary of the date granted. The right to exercise the options generally expires in ten years from the date of grant, or earlier if an option holder ceases to be employed by the Company.

In addition, the Company has established a 2005 Directors Non-Qualified Stock Option Plan and a 2013 Incentive Plan for Non-Employee Directors (collectively the “Directors Plans”). The Directors Plans provide for the granting of options to the Company's directors who are not employees of the Company to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 75,000 shares of common stock may be granted under the Directors Plans. Options shall become exercisable with respect to one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the second anniversary of the date granted, except for certain options which become exercisable with respect to all of the shares covered thereby one year after the grant date. The right to exercise the options expires in ten years from the date of grant, or earlier if an option holder ceases to be a director of the Company.

Upon stock-settled compensation exercises and awards, the Company issues new shares of common stock.

A summary of stock option transactions in fiscal 2015, 2016 and 2017, respectively, pursuant to the Employee Plans and the Directors Plans is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

June 30, 2014	233,000	$8.60
Options Granted	3,000	$3.16
Options Exercised	0	$0.00
Options Forfeited or Expired	(24,500)	$9.60
June 30, 2015	211,500	$8.40	1.3	$-

Options Granted	3,000	$2.34
Options Exercised	0	$0.00
Options Forfeited or Expired	(164,500)	$8.56
June 30, 2016	50,000	$7.56	4.5	$-

Options Granted	3,000	$2.26
Options Exercised	0	$0.00
Options Forfeited or Expired	(8,000)	$10.59
June 30, 2017	45,000	$6.67	4.6	$-
Exercisable at June 30, 2017	42,000	$6.98	4.3	$-

The following table provides additional information for options outstanding and exercisable at June 30, 2017:

Options Outstanding

Range of Exercise Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
2.26 - 6.99	15,000	7.4 years	$3.51
7.00 - 7.00	15,000	4.2 years	$7.00
7.01 -13.46	15,000	2.4 years	$9.48

$2.26 - 13.46	45,000	4.6 years	$6.67

Options Exercisable

Range of Exercise Prices	Number	Weighted Average Exercise Price

2.26 - 6.99	12,000	$3.83
7.00 - 7.00	15,000	$7.00
7.01 -13.46	15,000	$9.48

$2.26 - 13.46	42,000	$6.98

See Note 2 for discussion of accounting for stock awards and related fair value disclosures.

8.	Supplemental Balance Sheet Information

	June 30,
	2017	2016
Inventories
Work in progress	$468,839	$431,802
Component parts	7,271,908	7,374,776
Finished goods	2,368,855	2,567,607
Reserve for obsolete and excess inventory	(1,597,648)	(1,498,915)
	$8,511,954	$8,875,270

	Estimated
	Useful Life
	(years)
Property, plant and equipment
Machinery and equipment	3-10	$18,073,352	$18,052,304
Buildings	28-35	13,055,628	13,055,628
Land and land improvements	5-7	919,566	919,566

Total property, plant and equipment at cost		32,048,546	32,027,498
Less accumulated depreciation and amortization		(26,314,505)	(25,279,928)
		$5,734,041	$6,747,570

Depreciation expense was approximately $1.0 million, $1.2 million, and $1.3 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

Other accrued liabilities
Accrued compensation expense	$1,132,534	$1,099,935
Customer deposits	612,908	859,307
Other	264,524	381,961
	$2,009,966	$2,341,203

9.	Commitments and Contingencies

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

The Company filed a Motion for Summary Judgment on March 14, 2014, seeking dismissal of Niagara’s claims and oral arguments on the motions were held on June 13, 2014. On October 1, 2014, the Court granted the Company’s motion, denied Niagara’s motion and ruled that the Company is entitled to receive electrical power pursuant to the power covenants. On October 26 and October 30, 2014, Niagara and the other party filed separate notices of appeal of the Court’s decision. On March 31, 2016 the Supreme Court of New York, Appellate Division, Third Department reversed the trial court decision and held that the free power covenants are no longer enforceable. The Company’s application for leave to appeal this ruling was dismissed as premature by the New York Court of Appeals on September 20, 2016. On May 26, 2017 the Company again moved for leave to appeal the March 31, 2016 decision and a decision on this motion has not been rendered.

The appellate decision terminated the enforceability of the free power covenants as of March 31, 2016. The appellate decision did not order the Company to pay any amounts for power consumed prior to such date and the Company believes that it is not liable for any such damages as a result of the appellate decision. On December 21, 2016, Niagara filed a motion to the trial court asking that it hold additional proceedings to establish what damages, if any, are owed to Niagara as the result of the appellate decision. The Company filed its response on January 23, 2017. On April 25, 2017, the court denied Niagara’s motion in its entirety finding that no damages could be awarded based on the Appellate Division’s decision. Niagara has filed a Notice of Appeal from that decision, but to date, has not filed the appeal.

As of June 30, 2017, the Company has not recorded a provision for this matter. The Company commenced paying for power at the Stuyvesant Falls facility in April 2016.

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

Sales by Region

	2017	2016	2015

Domestic United States	$26,258,439	$27,437,238	$27,304,353
Europe	951,441	773,129	639,641
Canada	690,010	916,528	769,749
Latin America	2,087,670	3,168,891	3,343,361
Middle East	694,387	843,092	911,241
Far East	2,821,895	2,803,451	2,466,614
Other International	8,188	10,158	26,810
	$33,512,030	$35,952,487	$35,461,769

Sales by Product

	2017	2016	2015

Respiratory care products	$9,105,694	$9,077,370	$9,221,764
Medical gas equipment	17,660,524	19,712,286	18,772,376
Emergency medical products	6,745,812	7,162,831	7,467,629
	$33,512,030	$35,952,487	$35,461,769

11.	Quarterly Financial Data (unaudited)

Summarized quarterly financial data for fiscal 2017 and 2016 appears below (all amounts in thousands except per share amounts):

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Three months ended,	2017	2017	2016	2016	2016	2016	2015	2015
Net sales	$8,222	$8,581	$8,269	$8,440	$9,803	$8,840	$8,846	$8,463

Gross profit	1,569	1,735	1,695	1,557	2,257	1,626	1,779	1,698

Income (loss) from operations	(459)	(403)	(373)	(817)	166	(762)	(688)	(635)

Net loss	(495)	(403)	(375)	(816)	(282)	(784)	(709)	(530)

Basic loss per share	(0.13)	(0.10)	(0.09)	(0.20)	(0.05)	(0.20)	(0.18)	(0.14)

Diluted loss per share	(0.13)	(0.10)	(0.09)	(0.20)	(0.05)	(0.20)	(0.18)	(0.14)

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as required under Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of June 30, 2017, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

There were no changes to the Company’s internal controls over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A list of our executive officers and biographical information appears at the end of Item 1, in Part I of this report. A definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after June 30, 2017. The information required by this item is set forth under the caption “Election of Directors”, under the caption “Executive Officers”, and under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement, which information is incorporated herein by reference thereto.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

None

Item 14. Principal Accounting Fees and Services

The information required by this item will appear in the section entitled “Audit Fees” included in the definitive proxy statement relating to the 2017 Annual Meeting of stockholders and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

The following financial statements of the Company are included in response to Item 8:

Statement of Operations for the years ended June 30, 2017, 2016, and 2015

Balance Sheet at June 30, 2017 and 2016

Statement of Changes in Stockholders’ Equity for the years ended June 30, 2017, 2016 and 2015

Statement of Cash Flows for the years ended June 30, 2017, 2016 and 2015

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
President and Chief Executive Officer

/s/ Daniel C. Dunn
Daniel C. Dunn
Vice President, Chief Financial Officer, and Secretary

Dated: September 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28th, 2017.

Signatures	Title

*	Chairman of the Board
John D. Weil

*	President, Chief Executive Officer and Director (Principal Executive Officer)
Earl R. Refsland

*	Director
William A. Peck

*
Joseph Root	Director

*
Judy Graves.	Director

* By:	/s/ Earl R. Refsland
Earl R. Refsland
Attorney-in-Fact

* Such signature has been affixed pursuant to Power of Attorney.

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3(1) to the Company’s Registration Statement on Form S-1, as amended, Registration No. 33-40128, filed with the Commission on May 8, 1991 (the “Registration Statement”) and incorporated herein by reference)

3.2	By-Laws of the Registrant (filed as Exhibit 3(2) to the Registration Statement and incorporated herein by reference)

10.1	NCG Trademark License Agreement, dated April 16, 1982, between Liquid Air Corporation and Allied Healthcare Products, Inc. (filed as Exhibit 10(24) to the Registration Statement and incorporated herein by reference)

10.2	Employee Stock Purchase Plan (filed as Exhibit 10(3) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated by reference)

10.3	Form of Indemnification Agreement with officers and directors (filed as Exhibit 10.22 to the 2001 Form 10-K and incorporated herein by reference).

10.4	Amended and restated Employment Agreement dated December 21, 2009 by and between Allied Healthcare Products, Inc. and Earl Refsland (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated by reference)

10.4.1	Change of Control Agreement dated March 16, 2007 by and between Allied Healthcare Products, Inc. and certain executive officers (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 and incorporated by reference)

10.4.2	Change of Control Agreement dated July 1, 2014 by and between Allied Healthcare Products, Inc. and Andrew Riley (filed as Exhibit 10.4.2 to to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 and incorporated by reference ).

10.5	Allied Healthcare Products, Inc. 2009 Incentive Stock Plan (filed as Appendix A to the Company’s 2009 Proxy Statement on Schedule 14A)

10.6	Loan and Security Agreement dated February 27, 2017 by and between the Company and Summit Financial Resources, L.P. (filed as Exhibit 99.1 to Current Report on Form 8-K filed March 1, 2017 with event date of February 27, 2017 and incorporated by reference)

10.7	Patent License Agreement, dated June 8, 2012, by and between Allied Healthcare Products, Inc. and Armstrong Medical Limited (filed as Exhibit 10.12 to the Company’s annual report on for the fiscal year ended June 30, 2012 on Form 10-K and incorporated by reference).

S-2

23.1	Consent of RubinBrown LLP (filed herewith)

24	Form of Power of Attorney – (filed herewith)

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Sarbanes-Oxley Certification of Chief Executive Officer (provided herewith)*

32.2	Sarbanes-Oxley Certification of Chief Financial Officer (provided herewith)*

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, is formatted in XBRL interactive data files: (i) Statement of Operations for the fiscal years ended June 30, 2017, 2016 and 2015; (ii) Balance Sheet at June 30, 2017 and June 30, 2016; (iii) Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2017, 2016 and 2015; (iiii) Statement of Cash Flows for the fiscal years ended June 30, 2017, 2016 and 2015; and (v) Notes to Financial Statements.

*Notwithstanding any incorporation of this Annual Report on Form 10-K in any other filing by the Registrant, Exhibits furnished herewith and designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.

S-3