Form 10-Q
period 2017-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2017-11-13
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past ninety days.  Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

The number of shares of common stock outstanding at November 1, 2017 is 4,013,537 shares.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are “forward-looking statements.” Words such as “believe,” “expect,” “intend,” “will,” “should,” and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, both in the United States and in our overseas markets, impacts of the U.S. Affordable Care Act, the outcome of litigation proceedings and specific matters which relate directly to the Company’s operations and properties as discussed in the Company’s annual report on Form 10-K for the year ended June 30, 2017. The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended
	September 30,
	2017	2016

Net sales	$7,896,853	$8,440,413
Cost of sales	6,539,784	6,883,243
Gross profit	1,357,069	1,557,170

Selling, general and
administrative expenses	2,124,468	2,374,120
Loss from operations	(767,399)	(816,950)

Other (income) expenses:
Interest income	(215)	(653)
Other, net	52	39
	(163)	(614)

Loss before benefit from income taxes	(767,236)	(816,336)
Benefit from income taxes	-	-
Net loss	$(767,236)	$(816,336)

Basic and diluted loss per share	$(0.19)	$(0.20)

Weighted average shares outstanding - basic and diluted	4,013,537	4,013,537

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	September 30,	June 30,
	2017	2017

Current assets:
Cash and cash equivalents	$244,250	$995,704
Accounts receivable, net of allowances of $170,000	3,434,382	3,362,438
Inventories, net	9,133,913	8,511,954
Income tax receivable	13,455	12,555
Other current assets	332,009	315,678

Total current assets	13,158,009	13,198,329

Property, plant and equipment, net	5,506,318	5,734,041
Deferred income taxes	683,763	683,763
Other assets, net	7,686	20,516

Total assets	$19,355,776	$19,636,649

See accompanying Notes to Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	September 30,	June 30,
	2017	2017

Current liabilities:
Accounts payable	$1,568,807	$1,440,403
Other accrued liabilities	2,367,280	2,009,966
Total current liabilities	3,936,087	3,450,369

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 5,213,902 shares issued at September 30, 2017 and June 30, 2017; 4,013,537 shares outstanding at September 30, 2017 and June 30, 2017	52,139	52,139
Additional paid-in capital	48,486,035	48,485,390
Accumulated deficit	(12,137,697)	(11,370,461)
Less treasury stock, at cost; 1,200,365 shares at September 30, 2017 and June 30, 2017	(20,980,788)	(20,980,788)
Total stockholders’ equity	15,419,689	16,186,280
Total liabilities and stockholders’ equity	$19,355,776	$19,636,649

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three months ended
	September 30,
	2017	2016

Cash flows from operating activities:
Net loss	($767,236)	($816,336)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	240,553	282,745
Stock based compensation	645	579
Provision for doubtful accounts and sales returns and allowances	1,090	11,015

Changes in operating assets and liabilities:
Accounts receivable	(73,034)	871,411
Inventories	(621,959)	(184,016)
Income tax receivable	(900)	(5,403)
Other current assets	(16,331)	(152,911)
Accounts payable	128,404	(63,871)
Other accrued liabilities	357,314	(273,851)
Net cash used in operating activities	(751,454)	(330,638)

Cash flows from investing activities:
Capital expenditures	-	(8,602)
Net cash used in investing activities	-	(8,602)

Net decrease in cash and cash equivalents	(751,454)	(339,240)
Cash and cash equivalents at beginning of period	995,704	1,703,663
Cash and cash equivalents at end of period	$244,250	$1,364,423

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The accompanying unaudited financial statements of Allied Healthcare Products, Inc. (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes to the financial statements thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.

Recently Issued Accounting Guidance

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

2. Inventories

Inventories are comprised as follows:

	September 30, 2017	June 30, 2017

Work-in progress	$632,306	$468,839
Component parts	7,527,693	7,271,908
Finished goods	2,570,120	2,368,855
Reserve for obsolete and excess inventories	(1,596,206)	(1,597,648)
	$9,133,913	$8,511,954

3. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic and diluted shares outstanding for the three months ended September 30, 2017 and 2016 were 4,013,537.

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

The Company filed a Motion for Summary Judgment on March 14, 2014, seeking dismissal of Niagara’s claims and oral arguments on the motions were held on June 13, 2014. On October 1, 2014, the Court granted the Company’s motion, denied Niagara’s motion and ruled that the Company is entitled to receive electrical power pursuant to the power covenants. On October 26 and October 30, 2014, Niagara and the other party filed separate notices of appeal of the Court’s decision. On March 31, 2016 the Supreme Court of New York, Appellate Division, Third Department reversed the trial court decision and held that the free power covenants are no longer enforceable. The Company’s application for leave to appeal this ruling was dismissed as premature by the New York Court of Appeals on September 20, 2016. On May 26, 2017 the Company again moved for leave to appeal the March 31, 2016 decision. That motion was granted on October 7, 2017 by the New York State Court of Appeals.

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

As of September 30, 2017, the Company has not recorded a provision for this matter. The Company commenced paying for power at the Stuyvesant Falls facility in April 2016.

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

5. Financing

On February 27, 2017, Allied Healthcare Products, Inc. (the “Company”) entered into a Loan and Security Agreement (the “Credit Agreement”) with Summit Financial Resources, L.P. (“Summit”) pursuant to which the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $2,000,000. At September 30, 2017 availability under the agreement was $2,000,000.

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

At September 30, 2017, the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt. The prime rate as reported in the Wall Street Journal was 4.25% on September 30, 2017.

The Company was in compliance with all of the covenants associated with the Credit Facility at September 30, 2017.

6. Income Taxes

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  In the quarter ended September 30, 2017 the Company recorded the tax benefit of losses incurred during the current quarter in the amount of approximately $292,000.  As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of approximately $292,000 was recorded.  In the quarter ended September 30, 2016 the Company recorded the tax benefit of losses incurred in the amount of approximately $306,000. As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of approximately $306,000 was recorded. The total valuation allowance recorded by the Company as of September 30, 2017 and 2016 was approximately $2,845,000 and $2,119,000, respectively.  To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be subject to a valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Allied had net sales of $7.9 million for the three months ended September 30, 2017, down $0.5 million from net sales of $8.4 million in the prior year same quarter. Domestic sales were down 6.9% while international sales, which represented 24.5% of first quarter sales, were down 5.1% from the prior year same quarter.

Orders for the Company’s products for the three months ended September 30, 2017 of $7.8 million were $0.4 million or 4.9% lower than orders for the prior year same quarter of $8.2 million. Domestic orders are down 9.8% over the prior year same quarter, while international orders, which represented 26.5% of first quarter orders, were 11.2% higher than orders for the prior year same quarter. Domestically, the decrease in orders and sales is partially due to decreases in sales of carbon dioxide absorbents and of products to the hospital construction market. Improvements in International orders include the impact the Company has seen as the AHP 300 product line begins to be recognized for service in areas wiht limited medical resources. International sales and orders are subject to fluctuation in international demand. These fluctuations are at times due to political and economic uncertainty internationally. International sales continue to be impacted by political and economic uncertainty in regions and countries such as Russia, Ukraine, and South America, including Venezuela.

Gross profit for the three months ended September 30, 2017 was $1.4 million, or 17.7% of net sales, compared to $1.6 million, or 19.0% of net sales, for the three months ended September 30, 2016. Gross profit for the quarter was unfavorably impacted by the decrease in sales volume. Manufacturing Overhead spending was unchanged from the prior year. The lower level of sales results in less utilization of fixed overhead expenses, resulting in lower gross profit.

Selling, general and administrative expenses for the three months ended September 30, 2017 were $2.1 million compared to selling, general and administrative expenses of $2.4 million for the three months ended September 30, 2016. Personnel cost, primarily salaries and fringe benefits, decreased by approximately $118,000. Non-personnel cost decreased by approximately $132,000 which included a reduction of approximately $95,000 in legal expense.

Loss from operations was $767,399 for the three months ended September 30, 2017 compared to loss from operations of $816,950 for the three months ended September 30, 2016.

Allied had a loss before benefit from income taxes in the first quarter of fiscal 2018 of $767,236 compared to a loss before benefit from income taxes in the first quarter of fiscal 2017 of $816,336.  The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the three months ended September 30, 2017 and 2016. In the quarter ended September 30, 2017 the tax benefit of losses in the amount of approximately $292,000 was fully offset by a valuation allowance of equivalent amount.   In the quarter ended September 30, 2016 the Company recorded the tax benefit of losses incurred in the amount of approximately $306,000 net of additions to the valuation allowance of like amount. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the first quarter of fiscal 2018 was $767,236 or $0.19 per basic and diluted share compared to net loss of $816,336 or $0.20 per basic and diluted share for the first quarter of fiscal 2017. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first quarters of fiscal 2018 and 2017 were 4,013,537.

Liquidity and Capital Resources

The Company believes that available resources, including available borrowing under the Credit Facility discussed below, are sufficient to meet operating requirements in the next twelve months.

The Company’s working capital was $9.2 million at September 30, 2017 compared to $9.7 million at June 30, 2017. Cash and cash equivalents decreased by $0.8 million and Other Accrued Liabilities increased by $0.4 million. During fiscal 2018, these decreases in working capital were offset by an increase in Inventory and Accounts Receivable by $0.6 million and $0.1 million, respectively. Accounts Receivable was $3.4 million at September 30, 2017 and as measured in days sales outstanding (“DSO”) was 42 DSO; up from 39 DSO at June 30, 2017. The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns in order to manage inventory levels.

As of September 30, 2017, the Company was party to a Loan and Security Agreement, dated February 27, 2017, with Summit Financial Resources, L.P. (the “Credit Agreement”), under which the Company had $2,000,000 available for borrowing (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $2,000,000.00. At September 30, 2017 availability under the Credit Agreement was $2,000,000.

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

At September 30, 2017, the Company had no aggregate indebtedness, including capital lease obligations, short-term debt, and long term debt.

The Company was in compliance with all of the covenants associated with the Credit Facility at September 30, 2017.

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

Critical Accounting Policies

The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect the Company’s reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.

Recently Issued Accounting Guidance

See Note 1 – Summary of Significant Accounting and Reporting Policies for more information on recent accounting pronouncements and their impact, if any, on the Company’s financial statements. Management believes there have been no material changes to our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

At September 30, 2017, the Company did not have any debt outstanding. The Credit Facility bears interest at a rate using the Prime Rate, as reported in the Wall Street Journal, as the basis, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at September 30, 2017. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2017, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

The Company filed a Motion for Summary Judgment on March 14, 2014, seeking dismissal of Niagara’s claims and oral arguments on the motions were held on June 13, 2014. On October 1, 2014, the Court granted the Company’s motion, denied Niagara’s motion and ruled that the Company is entitled to receive electrical power pursuant to the power covenants. On October 26 and October 30, 2014, Niagara and the other party filed separate notices of appeal of the Court’s decision. On March 31, 2016 the Supreme Court of New York, Appellate Division, Third Department reversed the trial court decision and held that the free power covenants are no longer enforceable. The Company’s application for leave to appeal this ruling was dismissed as premature by the New York Court of Appeals on September 20, 2016. On May 26, 2017 the Company again moved for leave to appeal the March 31, 2016 decision. That motion was granted on October 7, 2017 by the New York State Court of Appeals.

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

As of September 30, 2017, the Company has not recorded a provision for this matter. The Company commenced paying for power at the Stuyvesant Falls facility in April 2016.

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

Date: November 13, 2017

