Form 10-Q
period 2017-12-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2018-02-14
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2017

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________ to ________

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

Yes   ☐   No   ☒

The number of shares of common stock outstanding at January 31, 2018 is 4,013,537 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016

Net sales	$8,718,602	$8,268,978	$16,615,455	$16,709,391
Cost of sales	6,809,684	6,573,722	13,349,469	13,456,965
Gross profit	1,908,918	1,695,256	3,265,986	3,252,426

Selling, general and
administrative expenses	2,153,050	2,068,657	4,277,518	4,442,776
Loss from operations	(244,132)	(373,401)	(1,011,532)	(1,190,350)

Other (income) expenses:
Interest income	(10)	(334)	(225)	(986)
Other, net	185	1,633	236	1,671
	175	1,299	11	685

Loss before income taxes	(244,307)	(374,700)	(1,011,543)	(1,191,035)
Provision for income taxes	136,386	-	136,386	-
Net loss	$(380,693)	$(374,700)	$(1,147,929)	$(1,191,035)

Basic loss per share	$(0.09)	$(0.09)	$(0.29)	$(0.30)

Diluted loss per share	$(0.09)	$(0.09)	$(0.29)	$(0.30)

Weighted average shares
outstanding - basic	4,013,537	4,013,537	4,013,537	4,013,537

Weighted average shares
outstanding - diluted	4,013,537	4,013,537	4,013,537	4,013,537

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	December 31,	June 30,
	2017	2017

Current assets:
Cash and cash equivalents	$800	$995,704
Accounts receivable, net of allowances of $170,000	3,573,712	3,362,438
Inventories, net	9,106,188	8,511,954
Income tax receivable	19,688	12,555
Other current assets	243,492	315,678

Total current assets	12,943,880	13,198,329

Property, plant and equipment, net	5,278,595	5,734,041
Deferred income taxes	547,377	683,763
Other assets, net	-	20,516

Total assets	$18,769,852	$19,636,649

See accompanying Notes to Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	December 31,	June 30,
	2017	2017

Current liabilities:
Accounts payable	$2,079,731	$1,440,403
Other accrued liabilities	1,650,417	2,009,966
Total current liabilities	3,730,148	3,450,369

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 5,213,902 shares issued at December 31, 2017 and June 30, 2017; 4,013,537 shares outstanding at December 31, 2017 and June 30, 2017	52,139	52,139
Additional paid-in capital	48,486,743	48,485,390
Accumulated deficit	(12,518,390)	(11,370,461)
Less treasury stock, at cost; 1,200,365 shares at December 31, 2017 and June 30, 2017, respectively	(20,980,788)	(20,980,788)
Total stockholders’ equity	15,039,704	16,186,280
Total liabilities and stockholders’ equity	$18,769,852	$19,636,649

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months ended
	December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(1,147,929)	$(1,191,035)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	475,962	562,963
Stock based compensation	1,353	1,202
Provision for doubtful accounts and sales
returns and allowances	1,076	10,641
Deferred taxes	136,386	-

Changes in operating assets and liabilities:
Accounts receivable	(212,350)	816,950
Inventories	(594,234)	24,321
Income tax receivable	(7,133)	(6,297)
Other current assets	72,186	39,633
Accounts payable	639,328	(500,377)
Other accrued liabilities	(359,549)	(602,974)
Net cash used in operating activities	(994,904)	(844,973)

Cash flows from investing activities:
Capital expenditures	-	(11,497)
Net cash used in investing activities	-	(11,497)

Net decrease in cash and cash equivalents	(994,904)	(856,470)
Cash and cash equivalents at beginning of period	995,704	1,703,663
Cash and cash equivalents at end of period	$800	$847,193

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

Recently Issued Accounting Guidance

In May 2014, the FASB and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that will supersede virtually all existing revenue guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance was effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB affirmed its proposal to defer the effective date by one year. In May 2016, the FASB issued improvements and practical expedients to the standard that included clarification of the collectability criterion, noncash considerations as well as clarification of options at transition. In December 2016, the FASB issued additional corrections and improvements. The Company is in the process of evaluating the impact of this guidance. This new guidance, will likely result in a change in the nature and extent of the related footnote disclosures. The Company plans to adopt the new guidance when effective and presently anticipates adopting on a modified retrospective basis to each prior reporting period presented with the election of applicable practical expedients.

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

2. Inventories

Inventories are comprised as follows:

	December 31, 2017	June 30, 2017

Work-in progress	$472,699	$468,839
Component parts	7,902,227	7,271,908
Finished goods	2,320,593	2,368,855
Reserve for obsolete and excess inventories	(1,589,331)	(1,597,648)
	$9,106,188	$8,511,954

3. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic and diluted shares outstanding for the three and six months ended December 31, 2017 and 2016 were 4,013,537.

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

As of December 31, 2017, the Company has not recorded a provision for this matter. The Company commenced paying for power at the Stuyvesant Falls facility in April 2016.

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

5. Financing

On February 27, 2017, Allied Healthcare Products, Inc. (the “Company”) entered into a Loan and Security Agreement (the “Credit Agreement”) with Summit Financial Resources, L.P. (“Summit”) pursuant to which the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $2,000,000. At December 31, 2017 availability under the agreement was $2,000,000.

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

At December 31, 2017, the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt. The prime rate as reported in the Wall Street Journal was 4.50% on December 31, 2017.

The Company was in compliance with all of the covenants associated with the Credit Facility at December 31, 2017.

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

In the three and six months ended December 31, 2017 the Company recorded the tax benefit of losses incurred in the amount of approximately $75,000 and $367,000, respectively.  As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of a like amount was recorded.

For the three and six months ended December 31, 2016 the Company recorded the tax benefit of losses incurred in the amount of approximately $130,000 and $436,000. As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of approximately $130,000 and $436,000 was recorded.

U.S. Tax Reform

On December 22, 2017, President Trump signed into law new tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), which became effective January 1, 2018. The TCJA significantly revises U.S. tax law by, among other provisions lowering the U.S. federal statutory income tax rate from 35% to 21%, and eliminating or reducing certain income tax deductions.

ASC Topic 740, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the TCJA’s provisions, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017, which allows companies to record the tax effects of the TCJA on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment.

During the second quarter of fiscal 2018, the Company recorded a one-time charge of $136,386 within its income tax provision in connection with the TCJA, all of which related to the revaluation of the Company’s deferred tax assets and liabilities net of a resultant impact of the revaluation on the recorded valuation allowance. This one-time charge, which was recorded on a provisional basis, impacted the Company’s effective tax rate by increasing it from 0% and 0% to 56% and 13% for the three-month and six-month periods ended December 31, 2017, respectively, and lowered its basic and diluted earnings per share by $0.03 during each of these periods. The provisional amounts were based on the Company’s present interpretations of the TCJA and current available information, including assumptions and expectations about future events, such as its projected financial performance, and are subject to further refinement as additional information becomes available (including the Company’s actual full fiscal 2018 results of operations and financial condition, as well as potential new or interpretative guidance issued by the FASB or the Internal Revenue Service and other tax agencies) and further analyses are completed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended December 31, 2017 compared to three months ended December 31, 2016

Allied had net sales of $8.7 million for the three months ended December 31, 2017, up $0.4 million from net sales of $8.3 million in the prior year same quarter resulting from higher orders and customer releases for shipment during the quarter. Domestic sales were up 3.0% while international sales, which represented 26.3% of second quarter sales, were up 13.0% from the prior year same quarter.

Orders for the Company’s products for the three months ended December 31, 2017 of $7.9 million were $0.2 million or 2.6% higher than orders for the prior year same quarter of $7.7 million., Domestic orders are up 6.1% over the prior year same quarter while international orders, which represented 19.0% of second quarter orders, were 8.9% lower than orders for the prior year same quarter. International sales and orders are subject to fluctuation in international demand. International sales can be impacted by political and economic uncertainty in regions and countries where the Company markets its products.

Gross profit for the three months ended December 31, 2017 was $1.9 million, or 21.8% of net sales, compared to $1.7 million, or 20.5% of net sales, for the three months ended December 31, 2016. The $0.2 million increase in gross profit is attributable to the increase in sales.

Selling, general and administrative expenses for the three months ended December 31, 2017 were $2.2 million compared to selling, general and administrative expenses of $2.1 million for the three months ended December 31, 2016. Legal expenses are approximately $82,000 higher than in the prior year.

Loss from operations was $244,132 for the three months ended December 31, 2017 compared to loss from operations of $373,401 for the three months ended December 31, 2016.

Allied had a loss before provision for income taxes in the second quarter of fiscal 2018 of $244,307 compared to loss before benefit from income taxes in the second quarter of fiscal 2017 of $374,700.  The Company’s tax provision net of valuation allowance reflects a tax provision of $136,386 and $0 for the three months ended December 31, 2017 and 2016.  In the both the quarters ended December 31, 2017 and 2016, the tax benefit of losses in the amount of approximately $75,000 and $130,000, respectively were fully offset by a valuation allowance of an equivalent amount.   In the quarter ended December 31, 2017, the Company revaluated its deferred tax assets, liabilities and valuation allowance to reflect the changes in tax rate occurring in connection with the TCJA. The impact of the revaluation was a current period provision for income taxes in the amount of $136,386. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the second quarter of fiscal 2018 was $380,693 or $0.09 per basic and diluted share compared to net loss of $374,700 or $0.09 per basic and diluted share for the second quarter of fiscal 2017. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the second quarters of fiscal 2018 and 2017 were 4,013,537.

Six months ended December 31, 2017 compared to six months ended December 31, 2016

Allied had net sales of $16.6 million for the six months ended December 31, 2017, down $0.1 million, or 0.6% from net sales of $16.7 million in the prior year same period resulting from lower order levels and a decrease in customer orders released for shipment. Domestic sales were down 2.0% from the prior year same period while international sales were up 3.9% from the prior year same period. International business represented 25.5% of sales for the first six months of fiscal 2018.

Orders for the Company’s products for the six months ended December 31, 2017 of $15.7 million were $0.2 million or 1.3% lower than orders for the prior year same period of $15.9 million. Domestic orders are down 2.1%, or $0.3 million over the prior year same period while international orders, which represented 22.8% of orders for the first six months of fiscal 2018, were 1.8% higher than orders for the prior year same period. The decrease in domestic orders reflects variability across the markets served. The increase in International orders was due to increased demand for the AHP300 Ventilator. International sales and orders are subject to fluctuation in international demand. These fluctuations are at times due to political and economic uncertainty internationally. International sales can be impacted by political and economic uncertainty in regions and countries where the Company markets its products.

Gross profit for the six months ended December 31, 2017 was $3.3 million, or 19.9% of net sales, compared to $3.3 million, or 19.8% of net sales, for the six months ended December 31, 2016.

Selling, general and administrative expenses for the six months ended December 31, 2017 were $4.3 million compared to selling, general and administrative expenses of $4.4 million for the six months ended December 31, 2016. Salaries and benefits were approximately $130,000 lower than in the prior year.

Loss from operations was $1.0 million for the six months ended December 31, 2017 compared to loss from operations of $1.2 million for the six months ended December 31, 2016.

Allied had a loss before provision for income taxes in the first six months of fiscal 2018 of $1,011,543 compared to loss before benefit from income taxes in the second quarter of fiscal 2017 of $1,191,035.  The Company’s tax provision net of valuation allowance reflects a tax provision of $136,386 and $0 for the six months ended December 31, 2017 and 2016.  In the both the two quarters ended December 31, 2017 and 2016, the tax benefit of losses in the amount of approximately $367,000 and $436,000, respectively were fully offset by a valuation allowance of an equivalent amount.   In the six months ended December 31, 2017, the Company revaluated its deferred tax assets, liabilities and valuation allowance to reflect the changes in tax rate occurring in connection with the TCJA. The impact of the revaluation was a current period provision for income taxes in the amount of $136,386. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the six months ended December 31, 2017 was $1,147,929 or $0.29 per basic and diluted share compared to net loss of $1,191,035 or $0.30 per basic and diluted share for the first six months of fiscal 2017. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first six months of fiscal 2018 and 2017 was 4,013,537.

Liquidity and Capital Resources

The Company believes that available resources, including available borrowing under the Credit Facility discussed below, are sufficient to meet operating requirements in the next twelve months from the date of this filing.

The Company’s working capital was $9.2 million at December, 2017 compared to $9.7 million at June 30, 2017. Cash and cash equivalents decreased by $1.0 million and Accounts Payable increased by $0.6 million. During fiscal 2018, these decreases in working capital were partially offset by a $0.6 million increase in Inventory, $0.2 million increase in Accounts Receivable and a $0.4 million decrease in Other Accrued Liabilities. Accounts Payable and Other Accrued Liabilities are subject to normal fluctuations in purchasing levels and the timing of payments within the quarter. Accounts Receivable was $3.6 million at December 31, 2017, an increase from $3.4 million at June 30, 2017. Accounts Receivable as measured in days sales outstanding (“DSO”) was 40 DSO at December 31, 2017; an increase from 39 DSO at June 30, 2017. The decrease in the Company’s cash in the quarter was primarily due to an increase in inventory and ordinary fluctuations in deposits from international customers. The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns in order to manage inventory levels.

As of December 31, 2017, the Company was party to a Loan and Security Agreement, dated February 27, 2017, with Summit Financial Resources, L.P. (the “Credit Agreement”), under which the Company had $2,000,000 available for borrowing (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $2,000,000.00. At December 31, 2017 availability under the Credit Agreement was $2,000,000. At December 31, 2017, the Company expected that it will use the Credit Facility to finance the Company’s operations in the short term.

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

At December 31, 2017, the Company had no aggregate indebtedness, including capital lease obligations, short-term debt, and long term debt.

The Company was in compliance with all of the covenants associated with the Credit Facility at December 31, 2017.

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

At December 31, 2017, the Company did not have any debt outstanding. The Credit Facility bears interest at a rate using the Prime Rate, as reported in the Wall Street Journal, as the basis, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at December 31, 2017. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2017, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

As of December 31, 2017, the Company has not recorded a provision for this matter. The Company commenced paying for power at the Stuyvesant Falls facility in April 2016.

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
Date: February 14, 2018