Form 10-Q
period 2018-03-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2018-05-15
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2018

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

Yes ☐ No ☒

The number of shares of common stock outstanding at May 1, 2018 is 4,013,537 shares.

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

PART I.         FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017

Net sales	$8,466,825	$8,581,171	$25,082,280	$25,290,562
Cost of sales	7,234,067	6,846,148	20,583,535	20,303,113
Gross profit	1,232,758	1,735,023	4,498,745	4,987,449

Selling, general and administrative expenses	2,120,384	2,138,384	6,397,903	6,581,161
Loss from operations	(887,626)	(403,361)	(1,899,158)	(1,593,712)

Other (income) expenses:
Interest expense	13,433	-	13,433	-
Interest income	(23)	(159)	(249)	(1,146)
Other, net	1	40	238	1,711
	13,411	(119)	13,422	565

Loss before provision for income taxes	(901,037)	(403,242)	(1,912,580)	(1,594,277)
Provision for income taxes	-	-	136,386	-
Net loss	$(901,037)	$(403,242)	$(2,048,966)	$(1,594,277)

Basic loss per share	$(0.22)	$(0.10)	$(0.51)	$(0.40)

Diluted loss per share	$(0.22)	$(0.10)	$(0.51)	$(0.40)

Weighted average shares outstanding - basic	4,013,537	4,013,537	4,013,537	4,013,537

Weighted average shares outstanding - diluted	4,013,537	4,013,537	4,013,537	4,013,537

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	March 31,	June 30,
	2018	2017

Current assets:
Cash and cash equivalents	$266,645	$995,704
Accounts receivable, net of allowances of $170,000	3,731,071	3,362,438
Inventories, net	8,402,555	8,511,954
Income tax receivable	22,116	12,555
Other current assets	256,374	315,678

Total current assets	12,678,761	13,198,329

Property, plant and equipment, net	5,050,872	5,734,041
Deferred income taxes	547,377	683,763
Other assets, net	-	20,516

Total assets	$18,277,010	$19,636,649

See accompanying Notes to Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	March 31,	June 30,
	2018	2017

Current liabilities:
Revolving credit facility	$682,772	-
Accounts payable	$1,639,947	$1,440,403
Other accrued liabilities	1,814,885	2,009,966
Total current liabilities	4,137,604	3,450,369

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 5,213,902 shares issued at March 31, 2018 and June 30, 2017; 4,013,537 shares outstanding at March 31, 2018 and June 30, 2017	52,139	52,139
Additional paid-in capital	48,487,482	48,485,390
Accumulated deficit	(13,419,427)	(11,370,461)
Less treasury stock, at cost; 1,200,365 shares at
March 31, 2018 and June 30, 2017	(20,980,788)	(20,980,788)
Total stockholders' equity	14,139,406	16,186,280
Total liabilities and stockholders' equity	$18,277,010	$19,636,649

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(2,048,966)	$(1,594,277)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	703,685	842,434
Stock based compensation	2,092	1,846
Provision for doubtful accounts and sales returns and allowances	(5,124)	10,603
Deferred taxes	136,386	-

Changes in operating assets and liabilities:
Accounts receivable	(363,509)	643,533
Inventories	109,399	255,807
Income tax receivable	(9,561)	(8,875)
Other current assets	59,304	10,287
Accounts payable	199,544	(385,507)
Other accrued liabilities	(195,081)	(654,751)
Net cash used in operating activities	(1,411,831)	(878,900)

Cash flows from investing activities:
Capital expenditures	-	(21,048)
Net cash used in investing activities	-	(21,048)

Cash flows from financing activities:
Borrowings under revolving credit agreement	7,025,454	-
Payments under revolving credit agreement	(6,342,682)	-
Net cash provided by financing activities	682,772	-

Net decrease in cash and cash equivalents	(729,059)	(899,948)
Cash and cash equivalents at beginning of period	995,704	1,703,663
Cash and cash equivalents at end of period	$266,645	$803,715

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

Recently Issued Accounting Guidance

In May 2014, the FASB and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that will supersede virtually all existing revenue guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance was effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB affirmed its proposal to defer the effective date by one year. In May 2016, the FASB issued improvements and practical expedients to the standard that included clarification of the collectability criterion, noncash considerations as well as clarification of options at transition. In December 2016, the FASB issued additional corrections and improvements. The Company is in the process of evaluating the impact of this guidance. This new guidance, will likely result in a change in the nature and extent of the related footnote disclosures. The new guidance will be effective for the Company commencing in the 2019 fiscal year. The Company presently anticipates adopting on a modified retrospective basis to each prior reporting period presented with the election of applicable practical expedients.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months and disclose key information about leasing arrangements. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The update is effective for reporting periods beginning after December 15, 2018, which for the Company will be the first quarter the 2020 fiscal year. Early adoption is permitted. The Company is in the process of evaluating the impact of this update on its financial statements.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and revolving credit facility. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and revolving credit facility approximate their fair value due to the short maturity of these instruments.

2. Inventories

Inventories are comprised as follows:

	March 31, 2018	June 30, 2017

Work-in progress	$641,280	$468,839
Component parts	7,158,913	7,271,908
Finished goods	2,166,673	2,368,855
Reserve for obsolete and excess inventory	(1,564,311)	(1,597,648)
	$8,402,555	$8,511,954

3. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic and diluted shares outstanding for the three and nine months ended March 31, 2018 and 2017 were 4,013,537.

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

The Company filed a Motion for Summary Judgment on March 14, 2014, seeking dismissal of Niagara’s claims and oral arguments on the motions were held on June 13, 2014. On October 1, 2014, the Court granted the Company’s motion, denied Niagara’s motion and ruled that the Company is entitled to receive electrical power pursuant to the power covenants. On October 26 and October 30, 2014, Niagara and the other party filed separate notices of appeal of the Court’s decision. On March 31, 2016 the Supreme Court of New York, Appellate Division, Third Department reversed the trial court decision and held that the free power covenants are no longer enforceable. The Company’s application for leave to appeal this ruling was dismissed as premature by the New York Court of Appeals on September 20, 2016. On May 26, 2017 the Company again moved for leave to appeal the March 31, 2016 decision. That motion was granted on October 7, 2017 by the New York State Court of Appeals. The Company filed its brief and record on January 26, 2018. Niagara’s responses are due on May 16, 2018, with the Company’s reply due by May 31, 2018. Once fully briefed, the matter will be scheduled for argument, most likely in 2019.

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

As of March 31, 2018, the Company has not recorded a provision for this matter. The Company commenced paying for power at the Stuyvesant Falls facility in April 2016.

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

5. Financing

Allied Healthcare Products, Inc. (the “Company”) is party to a Loan and Security Agreement with Summit Financial Resources, L.P. (“Summit”), dated effective February 27, 2017, as amended April 16, 2018 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $2,000,000.

The Credit Facility will be available, subject to its terms, on a revolving basis until it expires on February 27, 2020, at which time all amounts outstanding under the Credit Facility will be due and payable. Advances will bear interest at a rate equal to 2.00% in excess of the prime rate as reported in the Wall Street Journal. Interest is computed based on the actual number of days elapsed over a year of 360 days. In addition to interest, the Credit facility requires that the Company pay the lender a monthly administration fee in an amount equal to forty-seven hundredths percent (0.47%) of the average outstanding daily principal amount of loan advances for the each calendar month, or portion thereof.

Regardless of the amount borrowed under the Credit Facility, the Company will pay a minimum amount of .25% (25 basis points) per month on the maximum availability ($5,000 per month). In the event the Company prepays or terminates the Credit Facility prior to February 27, 2019, the Company will be obligated to pay an amount equal to the minimum monthly payment multiplied by the number of months remaining between February 27, 2019 and the date of such prepayment or termination.

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

At March 31, 2018, the Company had $682,772 of indebtedness, including capital lease obligations, short-term debt and long term debt, and $1,317,228 available to borrow from the line based on collateral requirements. The prime rate as reported in the Wall Street Journal was 4.75% on March 31, 2018.

The Company was in compliance with all of the covenants associated with the Credit Facility at March 31, 2018.

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

In the three and nine months ended March 31, 2018 the Company recorded the tax benefit of losses incurred in the amount of approximately $260,000 and $627,000, respectively.  As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of a like amount was recorded.

For the three and nine months ended March 31, 2017 the Company recorded the tax benefit of losses incurred in the amount of approximately $142,000 and $578,000. As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of a like amount was recorded.

U.S. Tax Reform

On December 22, 2017, President Trump signed into law new tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"), which became effective January 1, 2018. The TCJA significantly revises U.S. tax law by, among other provisions lowering the U.S. federal statutory income tax rate from 35% to 21%, and eliminating or reducing certain income tax deductions.

ASC Topic 740, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the TCJA's provisions, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") on December 22, 2017, which allows companies to record the tax effects of the TCJA on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment.

During the second quarter of fiscal 2018, the Company recorded a one-time charge of $136,386 within its income tax provision in connection with the TCJA, all of which related to the revaluation of the Company's deferred tax assets and liabilities net of a resultant impact of the revaluation on the recorded valuation allowance. This one-time charge, which was recorded on a provisional basis had no impact on the three months ended March 31, 2018 and impacted the Company's effective tax rate for the nine-month period by increasing it from 0% to 7%. The charge lowered its basic and diluted earnings per share by $0.03 for the nine months ended March 31, 2018. The provisional amounts were based on the Company's present interpretations of the TCJA and current available information, including assumptions and expectations about future events, such as its projected financial performance, and are subject to further refinement as additional information becomes available (including the Company's actual full fiscal 2018 results of operations and financial condition, as well as potential new or interpretative guidance issued by the FASB or the Internal Revenue Service and other tax agencies) and further analyses are completed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Allied had net sales of $8.5 million for the three months ended March 31, 2018, down $0.1 million from net sales of $8.6 million in the prior year same quarter. Domestic sales were down 3.5% while international sales, which represented 19.8% of third quarter sales, were up 8.5% from the prior year same quarter.

Orders for the Company’s products for the three months ended March 31, 2018 of $8.8 million were $0.4 million or 4.3% lower than orders for the prior year same quarter of $9.2 million. Domestic orders are down 5.5% over the prior year same quarter while international orders, which represented 24.0% of third quarter orders, were 2.6% lower than orders for the prior year same quarter.

Gross profit for the three months ended March 31, 2018 was $1.2 million, or 14.1% of net sales, compared to $1.7 million, or 19.8% of net sales, for the three months ended March 31, 2017. The $0.5 million decrease in gross profit is attributable to several factors including product mix, cost of raw materials, pricing and production variances. In the third quarter of 2018, the sale of lower margin vendor supplied items made up a larger percentage of sales than in the third quarter of 2017 leading to an approximate $0.2 million decrease in margins. Production costs, primarily material costs were approximately $0.1 million higher than in the prior year as the cost of purchased commodities has increased. Margins also decreased due to slightly higher production variances, including scrap.

Selling, general, and administrative expenses for the three months ended March 31, 2018 and March 31, 2017 were $2.1 million.

Loss from operations was $887,626 for the three months ended March 31, 2018 compared to loss from operations of $403,361 for the three months ended March 31, 2017.

Allied had a loss before benefit from income taxes in the third quarter of fiscal 2018 of $901,137 compared to loss before benefit from income taxes in the third quarter of fiscal 2017 of $403,242.  The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the three months ended March 31, 2018 and 2017.  In both quarters ended March 31, 2018 and 2017, the tax benefit of losses in the amount of approximately $260,000 and $142,000, respectively were fully offset by a valuation allowance of equivalent amount.   To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the third quarter of fiscal 2018 was $901,037 or $0.22 per basic and diluted share compared to net loss of $403,242 or $0.10 per basic and diluted share for the third quarter of fiscal 2017. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the third quarters of fiscal 2018 and 2017 were 4,013,537.

Nine months ended March 31, 2018 compared to nine months ended March 31, 2017

Allied had net sales of $25.1 million for the nine months ended March 31, 2018, down $0.2 million, or 0.8% from net sales of $25.3 million in the prior year same period. Domestic sales were down 2.5% from the prior year same period while international sales were up 5.2% from the prior year same period. International business represented 23.6% of sales for the first nine months of fiscal 2018.

Orders for the Company’s products for the nine months ended March 31, 2018 of $24.5 million were $0.6 million or 2.4% lower than orders for the prior same period of $25.1 million. Domestic orders are down 3.3% over the prior year same period while international orders, which represented 23.2% of orders for the first nine months of fiscal 2018, were 0.1% higher than orders for the prior year same period. The decrease in domestic orders reflects variability across the markets served. The increase in International orders was due to increased demand for the AHP300 Ventilator. International sales and orders are subject to fluctuation in international demand. These fluctuations are at times due to political and economic uncertainty internationally. International sales can be impacted by political and economic uncertainty in regions and countries where the Company markets its products.

Gross profit for the nine months ended March 31, 2018 was $4.5 million, or 17.9% of net sales, compared to $5.0 million, or 19.8% of net sales, for the nine months ended March 31, 2017. Gross profit was negatively impacted by cost increases as well as price and mix changes. The largest impact on gross profits was the increased cost of production, primarily materials of approximately $0.3 million. The remaining decrease in margins were due to unfavorable changes in the mix and price of products sold.

Selling, general and administrative expenses for the nine months ended March 31, 2018 were $6.4 million compared to selling, general and administrative expenses of $6.6 million for the nine months ended March 31, 2017. Salaries and benefits are approximately $135,000 lower than in the prior year and business travel expenses are approximately $93,000 lower than in the prior year.

Loss from operations was $1.9 million for the nine months ended March 31, 2018 compared to loss from operations of $1.6 million for the nine months ended March 31, 2017.

Allied had a loss before provision for income taxes in the first nine months of fiscal 2018 of $1.9 million compared to loss before benefit from income taxes in the third quarter of fiscal 2017 of $1.6 million.  The Company’s tax provision net of valuation allowance reflects a tax provision of $136,386 and $0 for the nine months ended March 31, 2018 and 2017. In both the nine months ended March 31, 2018 and 2017, the tax benefit of losses in the amount of approximately $627,000 and $578,000, respectively were fully offset by a valuation allowance of an equivalent amount.   In the nine months ended March 31, 2018, effective as of December 22, 2017, the Company revaluated its deferred tax assets, liabilities and valuation allowance to reflect the changes in tax rate occurring in connection with the TCJA. The impact of the revaluation was a charge to the provision for income taxes in the amount of $136,386 in December 2017. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the nine months ended March 31, 2018 was $2,048,966 or $0.51 per basic and diluted share compared to net loss of $1,594,277 or $0.40 per basic and diluted share for the first nine months of fiscal 2017. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first nine months of fiscal 2018 and 2017 was 4,013,537.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash and cash equivalents, other items in working capital and borrowing availability under the Credit Agreement, discussed below.

The Company’s working capital was $8.5 million at March, 2018 compared to $9.7 million at June 30, 2017. Cash and cash equivalents decreased by $0.7 million, Inventories decreased by $0.1 million, accounts payable increased by $0.2 million, and Debt under the Credit Facility increased $0.7 million. These decreases in working capital have been offset by a $0.4 million increase in in Accounts Receivable. Accounts Payable and Other Accrued Liabilities are subject to normal fluctuations in purchasing levels, and the timing of payments. Accounts Receivable was $3.7 million at March 31, 2018, an increase from $3.4 million at June 30, 2017. Accounts Receivable as measured in days sales outstanding (“DSO”) was 41 DSO at March 31, 2018; a increase from 39 DSO at June 30, 2017. To manage inventory, the Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns in order to manage inventory levels.

Allied Healthcare Products, Inc. (the “Company”) is party to a Loan and Security Agreement with Summit Financial Resources, L.P. (“Summit”), dated effective February 27, 2017, as amended April 16, 2018 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $2,000,000. At March 31, 2018 availability under the Credit Agreement was $1,317,228. At March 31, 2018, the Company expected that it will use the Credit Facility to finance the Company’s operations in the short term.

The Credit Facility will be available, subject to its terms, on a revolving basis until it expires on February 27, 2020. Advances will bear interest at a rate equal to 2.00% in excess of the prime rate as reported in the Wall Street Journal and subject to a minimum availability fee of 0.25% (25 basis points) per month on the maximum availability ($5,000 per month). In addition to interest, the Credit facility requires that the Company pay the lender a monthly administration fee in an amount equal to forty-seven hundredths percent (0.47%) of the average outstanding daily principal amount of loan advances for the each calendar month, or portion thereof.

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

At March 31, 2018, the Company had $682,772 of indebtedness, including capital lease obligations, short-term debt, and long term debt.

Due to its continued operating losses, the Company may need to access additional sources of liquidity if it does not return to profitability. The Company believes it could negotiate with Summit to increase the availability under the Credit Agreement to utilize more of its borrowing base. This would likely involve an increase in the minimum availability fees under the Credit Agreement and there is no guarantee that Summit would agree to such an increase. If the Company were unable to reach such an agreement, the Company could also attempt to negotiate a larger credit facility with another lender, but the Company would be obligated to pay the above described pre-payment penalty to Summit.

The Company was in compliance with all of the covenants associated with the Credit Facility at March 31, 2018.

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

At March 31, 2018, the Company had $682,772 debt outstanding. The Credit Facility bears interest at a rate using the Prime Rate, as reported in the Wall Street Journal, as the basis, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the Credit Facility.

The Company had no holdings of derivative financial or commodity instruments at March 31, 2018. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2018, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

The Company filed a Motion for Summary Judgment on March 14, 2014, seeking dismissal of Niagara’s claims and oral arguments on the motions were held on June 13, 2014. On October 1, 2014, the Court granted the Company’s motion, denied Niagara’s motion and ruled that the Company is entitled to receive electrical power pursuant to the power covenants. On October 26 and October 30, 2014, Niagara and the other party filed separate notices of appeal of the Court’s decision. On March 31, 2016 the Supreme Court of New York, Appellate Division, Third Department reversed the trial court decision and held that the free power covenants are no longer enforceable. The Company’s application for leave to appeal this ruling was dismissed as premature by the New York Court of Appeals on September 20, 2016. On May 26, 2017 the Company again moved for leave to appeal the March 31, 2016 decision. That motion was granted on October 7, 2017 by the New York State Court of Appeals. The Company filed its brief and record on January 26, 2018. Niagara’s responses are due on May 16, 2018, with the Company’s reply due by May 31, 2018. Once fully briefed, the matter will be scheduled for argument, most likely in 2019.

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

As of March 31, 2018, the Company has not recorded a provision for this matter. The Company commenced paying for power at the Stuyvesant Falls facility in April 2016.

Item 6.	Exhibits

(a) Exhibits:

10.6.1	First Amendment to Loan and Security Agreement, dated April 16, 2018, by and between the Allied Healthcare Products, Inc. and Summit Financial Resources, L.P. (filed as Exhibit 99.1 to Current Report on Form 8-K filed April 20, 2018 and incorporated by reference)

31.1	31.1 Certification of Chief Executive Officer (filed herewith)

31.2	31.2 Certification of Chief Financial Officer (filed herewith)

32.1	32.1 Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

32.2	32.2 Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

Date: May 15, 2018

