Form 10-K
period 2018-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2018-09-28
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year June 30, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes. ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” in Rule 12 b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒

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

As of December 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4,654,162. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of September 1, 2018, there were 4,013,537 shares of common stock, $0.01 par value (the “Common Stock”), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be filed within 120 days after June 30, 2018 (portion) (Part III)

ALLIED HEALTHCARE PRODUCTS, INC.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION

REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are “forward-looking statements.” Words such as “believe,” “expect,” “intend,” “will,” “should,” and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, impacts of the U.S. Affordable Care Act, our recent history of net losses and negative cash flow and other specific matters which relate directly to the Company’s operations and properties as discussed in Items 1, 1A, 3 and 7 of this Report. The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made. Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission which are available on our website at www.alliedhpi.com under "Financial/SEC Filings."

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

Markets and Products

In fiscal 2018, respiratory care products, medical gas equipment and emergency medical products represented approximately 27%, 52% and 21%, respectively, of the Company’s net sales. In comparison, in fiscal 2017, respiratory care products, medical gas equipment and emergency medical products represented approximately 27%, 53%, and 20%, respectively, of the Company’s net sales. The Company operates in a single industry segment and its principal products are described in the following table:

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

The Company’s international specialists sell all Allied products within their territory. Allied’s net sales to foreign markets totaled 24% of total net sales in fiscal 2018, 22% in 2017 and 24% in 2016. International sales are made through a network of dealers, agents and U.S. exporters who distribute the Company’s products throughout the world. Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East.

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

During fiscal year 2018 the research and development group continued to provide post-launch support of the AHP300 ventilators.

The group is actively working on other products that were not released during the fiscal year 2018.

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

Patents which will expire in the period of 2018 to 2035 in the aggregate are believed to be of material importance in the operation of Allied’s business. Allied believes no single patent, except that related to Litholyme®, is material in relation to Allied’s future business as a whole. Although the expiration of an individual patent may lead to increased competition, other factors such as a competitor’s need to obtain regulatory approvals prior to marketing a competitive product and the nature of the market, may allow Allied to continue to have commercial advantages after the expiration of the patent.

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

Employees

At June 30, 2018, the Company had approximately 202 full-time employees. Approximately 115 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2021.

Executive Officers of the Registrant

This section provides information regarding the executive officers of the Company who are appointed by and serve at the pleasure of the Board of Directors:

Name	Age	Position

Earl R. Refsland	75	Director, President and Chief Executive Officer (1)
Andrew D. Riley	42	Vice President of Operations (2)
Daniel C. Dunn	58	Vice President of Finance, Chief Financial Officer, Secretary & Treasurer (3)

(1)	Mr. Refsland has been Director, President and Chief Executive Officer of the Company since September, 1999.

(2)	Mr. Riley has been Vice President — Operations since July, 2014. He previously held the position of Director of Operations and Plant Manager from January 2012 to July 2014. Prior to that time, Mr. Riley held multiple leadership positions at Owens Corning from 2005 to 2012.

(3)	Mr. Dunn has been Vice President — Finance, Chief Financial Officer, Secretary and Treasurer since July, 2001. He previously held the position of Director of Finance at MetalTek International from 1998 to 2001. Prior to that time, Mr. Dunn held the position of Corporate Controller at Allied Healthcare Products, Inc. from 1994 to 1998.

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

While the recent imposition of tariffs on steel and aluminum have not had material impacts on prices for our raw materials, continuation or expansion of these tariffs could result in material increases in our costs. A reduction in the supply or increase in the cost of those raw materials could impact our ability to manufacture our products and could increase the cost of production.

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

In March 2010, Congress approved, and the President signed into law, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively the "Healthcare Reform Acts"). Among other things, the Healthcare Reform Acts seek to expand health insurance coverage to approximately 32 million uninsured Americans. Many of the significant changes in the Healthcare Reform Acts did not take effect until 2014, including a requirement that most Americans carry health insurance. The Healthcare Reform Acts contain many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid. Beginning in 2013, each medical device manufacturer must now pay a tax in an amount equal to 2.3% of the price for which the manufacturer sells its medical devices, as discussed in “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. We manufacture and sell devices that are subject to this tax. On December 18, 2015, The Consolidated Appropriations Act, 2016 was signed into law. This Act included a moratorium on the medical device tax during the period beginning on January 1, 2016, and ending on December 31, 2017. On January 22, 2018, H.R. 195 (Pub. L. 115-120) was signed into law which extends the moratorium until December 31, 2019. If the moratorium expires as scheduled, our costs will increase as a result of this tax.

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

We have a history of net losses in fiscal 2016, 2017 and 2018 and we may not be able to return to profitability in the future, which may cause the market price of our common stock to decline.

We have a history of net losses. We reported a net loss of $2.3 million in fiscal 2016, a net loss of $2.1 million in fiscal 2017 and a net loss of $2.2 million in fiscal 2018. We will need to generate and sustain increased sales levels in the future to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. There is no guarantee that we will be successful in our efforts to return to profitability. We may also incur losses in the future for a number of reasons, including the other risks described in this Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease. If we continue to experience operating losses and we are not able to generate additional liquidity through other means, then our liquidity needs may exceed availability under our credit facility, and we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our access to raw materials or services that are important to the operation of our business.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company’s headquarters are located in St. Louis, Missouri and the Company maintains manufacturing facilities in Missouri and New York. Set forth below is certain information with respect to the Company’s manufacturing facilities at June 30, 2018.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Allied Healthcare Products, Inc. trades on the NASDAQ Capital Market under the symbol AHPI. As of August 24, 2018, there were 27 record owners of the Company’s common stock. The following tables summarize information with respect to the high and low prices for the Company’s common stock as listed on the NASDAQ Global or Capital Market for each quarter of fiscal 2018 and 2017, respectively. The Company currently does not pay, and in the most recent fiscal years has not paid, any dividend on its common stock.

Common Stock Information

2018	High	Low	2017	High	Low
September quarter	$2.91	$1.80	September quarter	$1.76	$1.00
December quarter	$3.75	$1.78	December quarter	$3.82	$1.62
March quarter	$5.25	$1.72	March quarter	$2.80	$1.75
June quarter	$3.48	$2.31	June quarter	$3.46	$1.53

Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to the Company’s proxy statement for the 2018 annual meeting of stockholders, which will be filed within 120 days after June 30, 2018.

Item 6. Selected Financial Data

(In thousands, except per share data)
Year ended June 30,	2018	2017	2016	2015	2014
Statement of Operations Data
Net sales	$33,760	$33,512	$35,952	$35,462	$36,371
Cost of sales	27,309	26,956	28,593	28,392	29,057
Gross profit	6,451	6,556	7,359	7,070	7,314
Selling, general and administrative expenses	8,446	8,608	9,279	8,763	10,423
Loss from operations	(1,995)	(2,052)	(1,920)	(1,693)	(3,109)
Interest expense	24	-	-	-	-
Interest income	-	(1)	(3)	(3)	(5)
Other, net	-	1	87	70	42
Loss before provision for (benefit from) income taxes	(2,019)	(2,052)	(2,004)	(1,760)	(3,146)
Provision for (benefit from) income taxes	173	37	301	17	(340)
Net loss	$(2,192)	$(2,089)	$(2,305)	$(1,777)	$(2,806)
Basic loss per share	$(0.55)	$(0.52)	$(0.57)	$(0.44)	$(0.70)
Diluted loss per share	$(0.55)	$(0.52)	$(0.57)	$(0.44)	$(0.70)
Basic weighted average common shares outstanding	4,014	4,014	4,014	4,014	4,014
Diluted weighted average common shares outstanding	4,014	4,014	4,014	4,014	4,014

(In thousands)
June 30,	2018	2017	2016	2015	2014
Balance Sheet Data
Working capital	$8,653	$9,748	$10,736	$11,618	$12,221
Total assets	17,321	19,637	22,478	24,222	25,201
Stockholders' equity	13,997	16,186	18,272	20,693	22,509

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company manufactures and markets respiratory products, including respiratory care products, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts and percentages of net sales attributable to respiratory care products, medical gas equipment and emergency medical products for the fiscal years ended June 30, 2018, 2017, and 2016.

	Dollars in thousands
Year ended June 30,	2018
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$9,038	26.8%
Medical gas equipment	17,645	52.2%
Emergency medical products	7,077	21.0%
Total	$33,760	100.0%

	Dollars in thousands
Year ended June 30,	2017
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$9,106	27.2%
Medical gas equipment	17,660	52.7%
Emergency medical products	6,746	20.1%
Total	$33,512	100.0%

	Dollars in thousands
Year ended June 30,	2016
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$9,077	25.2%
Medical gas equipment	19,712	54.9%
Emergency medical products	7,163	19.9%
Total	$35,952	100.0%

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by the various income and expense categories reflected in the Company’s Statement of Operations.

Year ended June 30,	2018	2017	2016

Net sales	100.0%	100.0%	100.0%
Cost of sales	80.9	80.4	79.5
Gross profit	19.1	19.6	20.5

Selling, general and administrative expenses	25.0	25.7	25.8
Loss from operations	(5.9)	(6.1)	(5.3)
Other, net	0.1	0.0	0.3
Loss before benefit from income taxes	(6.0)	(6.1)	(5.6)
Provision for (benefit from) income taxes	0.5	0.1	0.8
Net loss	(6.5)%	(6.2)%	(6.4)%

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

The Company offers limited warranties on its products.  The standard warranty period is one year.  The Company’s cost of providing warranty service for its products for the years ended June 30, 2018, June 30, 2017, and June 30, 2016 was $299,034, $136,606, and $89,895, respectively.  The related liability for warranty service amounted to $150,000 at June 30, 2018 and $100,000 at June 30, 2017.

Inventory reserve for obsolete and excess inventory:

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. This analysis considers those identified inventory items to determine, in management’s best estimate, if parts can be used beyond one year, if there are alternate uses or at what values such parts may be disposed for. At June 30, 2018 and 2017, inventory is recorded net of a reserve for obsolete and excess inventory of $1.6 million.

Income taxes:

The Company accounts for income taxes under the FASB Accounting Standards Codification (“ASC”) Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates that are expected to apply to taxable income when such assets and liabilities are anticipated to be settled or realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as tax expense or benefit in the period that includes the enactment date of the change. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Management uses a more likely than not criterion in its assessment and considers all available evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. In assessing the need for a valuation allowance the Company first considers the reversals of existing temporary deferred tax liabilities and available tax planning strategies.  To the extent these items are not sufficient to cause the realization of deferred tax assets, the Company would then consider the availability of future taxable income only to the extent such income is considered likely to occur based on the Company’s earnings history, current income trends and projections.

In light of its history of operating losses the Company does not rely on the existence of future taxable income as it currently cannot conclude future taxable income is likely to occur. The Company does rely on reversals of existing temporary deferred tax liabilities and tax planning strategies to the extent available to support the value of its existing deferred tax assets. The tax planning strategies available to the Company that it would use rather than allow the tax benefits of net operating loss carryovers to expire include the revocation of the LIFO method inventory and the recognition of a gain on the sale of the Company’s excess land in Stuyvesant Falls, New York. As of June 30, 2018, the Company’s deferred tax assets exceeded the amount supportable through reversals of existing deferred tax liabilities and tax planning strategies and a valuation allowance has been recorded for this amount.

Accounts receivable net of allowances:

Accounts receivable are recorded net of an allowance for doubtful accounts, which is determined based on an analysis of past due accounts including accounts placed with collection agencies, and an allowance for returns and credits, which is based on historical analysis of credit memo data and returns. The Company maintains an allowance for doubtful accounts to reflect the uncollectibility of accounts receivable based on past collection history and specific risks indentified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. At June 30, 2018 and 2017, accounts receivable is recorded net of allowances of $170,000.

Valuation of Long-Lived Assets:

The impairment of long-lived assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable. This assessment is based on management’s expectations and judgments regarding future business and economic conditions, future market values and disposal costs. Actual results and events could differ significantly from management’s estimates. Based upon our most recent analysis, we believe that no impairment exists at June 30, 2018. There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

Self-insurance:

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2018 and 2017, the Company had approximately $180,000 and $215,000, respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

Share Based Compensation:

Allied calculates share based compensation using the Black-Sholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. For the twelve-month periods ended June 30, 2018, 2017, and 2016, Allied recorded approximately $3,000, $2,000 and $3,000, respectively, in share-based employee compensation. This compensation cost is included in the general and administrative expenses in the accompanying Statements of Operations.

Significant Factors Affecting Past and Future Operating Results

Medical Device Tax:

Beginning January 1, 2013, the Healthcare Reform Act imposed a tax to be paid by medical device manufacturers equal to 2.3% of the sale price of medical devices. Many of our products are subject to this tax. For the years ended June 30, 2018, 2017 and 2016, the Company recorded an expense of approximately $0, $0 and $158,000, respectively. On December 18, 2015, The Consolidated Appropriations Act, 2016 was signed into law. This Act included a moratorium on the medical device tax during the period beginning on January 1, 2016, and ending on December 31, 2017. On January 22, 2018, H.R. 195 (Pub. L. 115-120) was signed into law which extends the moratorium until December 31, 2019. If the moratorium expires as scheduled, our costs will increase as a result of this tax.

Fiscal 2018 Compared to Fiscal 2017

The Company had a loss of $2.0 million before taxes for fiscal 2018, compared to a loss of $2.1 million before taxes for fiscal 2017. It recorded an income tax provision of $173,038 in fiscal 2018, compared to an income tax provision of $36,500 in fiscal 2017.

The realization of the Company’s deferred tax assets have been based on the reversal of existing temporary deferred tax liabilities and tax planning strategies and to the extent those items are not sufficient to support the value of recorded deferred tax assets a valuation allowance is recorded. For the years ended June 30, 2016 and 2017 the Company recorded additional allowances of $393,814 and $739,578, respectively. For the year ended June 30, 2018 the Company recorded a $352,727 reduction to the allowance. The reduction was caused by a decrease in the allowance of $1,080,362 due to a reduction in federal rates expected to be in effect at reversal. The reduced rates are as a result of the Tax Cuts and Jobs Act of 2017. This reduction was offset by a $727,635 increase in the valuation allowance reflecting the impact of 2018 additions to deferred tax assets not supported by deferred tax liabilities or tax planning strategies. To the extent that the Company’s losses continue, the tax benefit of those losses would be fully offset by a valuation allowance.

Net sales for fiscal 2018 of $33.8 million were $0.3 million or 0.9% more than net sales of $33.5 million in fiscal 2017. Domestically, sales decreased by $0.5 million dollars. Internationally, sales increased by $0.8 million. International business is dependent upon hospital construction projects, and the development of medical facilities and emergency services in those regions in which the Company operates, as well as the economic and political climates in those international markets.

Orders for the Company’s products for the year ended June 30, 2018 of $32.8 million were $0.8 million or 2.4% lower than orders for the year ended June 30, 2017 of $33.6 million. Customer purchase order releases for the year ended June 30, 2018 were $32.6 million or 0.3% lower than customer purchase order releases of $32.7 million for the year ended June 30, 2017. Customer purchase order releases depend on the scheduling practices of individual customers and the status of construction projects.

Respiratory care product sales, which include homecare products, were $9.0 million in fiscal 2018 or $0.1 million less than respiratory care product sales of $9.1 million in 2017. Respiratory care products also include carbon dioxide absorbents. For the year ended June 30, 2018 and 2017 the Company had carbon dioxide absorbent sales of Carbolime® and Litholyme® of $3.9 million.

Medical gas equipment sales, which include construction products, were $17.7 million in fiscal 2018 and 2017.

Emergency medical product sales in fiscal 2018 of $7.1 million were $0.4 million or 6.0% higher than fiscal 2017 sales of $6.7 million. International sales of emergency medical products increased by 41.7% from the prior year while domestic sales decreased by 7.8%. The increase of international emergency medical products reflects market acceptance of the AHP300 Ventilator.

International sales, which are included in the product lines discussed above, increased $0.8 million, or 11.1%, to $8.0 million in fiscal 2018 compared to sales of $7.2 million in fiscal 2017. This increase in International sales reflects the timing of customer releases of orders for shipment, including a decrease in backlog from the prior year. In fiscal 2018, international sales of respiratory care products increased by approximately $0.1 million, while international sales of emergency products increased by approximately $0.7 million.

Gross profit in fiscal 2018 was $6.5 million, or 19.2% of sales, compared to a gross profit of $6.6 million, or 19.7% of sales in fiscal 2017. The decrease in the gross margin reflects and increase in the cost of raw materials in 2018.

The Company did not invest in capital expenditures in fiscal 2018 and invested approximately $21,000 in capital expenditures in fiscal 2017. The Company continues to control cost and actively pursue methods to reduce its costs through process changes, and purchasing initiatives.

Selling, General, and Administrative (“SG&A”) expenses for fiscal 2018 were $8.4 million compared to SG&A expenses of $8.6 million in fiscal 2017. Personnel cost, primarily salaries and fringe benefits, decreased by approximately $0.2 million and business travel decreased by approximately $0.1 million. Legal fees in fiscal 2018 increased by $0.1 million.

Interest income in fiscal 2018 was $288 compared to interest income of $1,445 in fiscal 2017. Interest expense in fiscal 2018 was approximately $24,000 compared to no interest expense in fiscal 2017.

The Company’s effective tax rate in 2018 was a provision of 9% compared to a provision of 2% in 2017. The increase in the effective tax rate was attributable to changes in the valuation allowance for indefinite lived deferred tax assets and a reduction value in the value attributable to the tax planning strategies recorded in fiscal 2018 as a result of the Tax Cuts and Jobs Act of 2017.

Net loss in fiscal 2018 was $2.2 million or $0.55 per basic and diluted earnings per share, an increase from a net loss of $2.1 million, or $0.52 per basic and diluted earnings per share in fiscal 2017. In 2018 and 2017 the weighted number of shares used in the calculation of basic and diluted earnings per share was 4,013,537.

Fiscal 2017 Compared to Fiscal 2016

The Company had a loss of $2.1 million before taxes for fiscal 2017, compared to a loss of $2.0 million before taxes for fiscal 2016. It recorded an income tax provision of $36,500 in fiscal 2017, compared to an income tax provision of $301,431 in fiscal 2016.

The realization of the Company’s deferred tax assets have been based on the reversal of existing temporary deferred tax liabilities and tax planning strategies and to the extent those items are not sufficient to support the value of recorded deferred tax assets a valuation allowance is recorded. For the years ended June 30, 2016 and 2017 the Company recorded an additional allowances of $393,814 and $739,578, respectively. To the extent that the Company’s losses continue, the tax benefit of those losses would be fully offset by a valuation allowance.

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

International sales, which are included in the product lines discussed above, decreased $1.3 million, or 15.3%, to $7.2 million in fiscal 2017 compared to sales of $8.5 million in fiscal 2016. This decrease in International sales reflects the timing of customer releases of orders for shipment, and an increase in backlog from the prior year. In fiscal 2017, international sales of medical gas equipment, including construction products, decreased by $0.9 million dollars, sales of respiratory care products decreased by approximately $0.1 million, while international sales of emergency products decreased by approximately $0.3 million

Gross profit in fiscal 2017 was $6.6 million, or 19.7% of sales, compared to a gross profit of $7.4 million, or 20.5% of sales in fiscal 2016. Gross profit was unfavorably impacted by the decrease in sales during the period. Gross profit for 2017 was favorably impacted by approximately $158,000 as a result of a moratorium on the Medical Device Excise Tax (MDET). This expense was $158,000 in fiscal 2016. Under the Patient Protection and Affordable Care Act, beginning on January 1, 2013, this tax was imposed on all U.S. sales of certain medical devices at the rate of 2.3% of the sale price of covered products. The Consolidated Appropriations Act, signed into law on December 18, 2015, included a moratorium on the medical device tax during the period beginning on January 1, 2016, and ending on December 31, 2017. The moratorium was extended until the end of 2019 by H.R. 195 (Pub. L. 115-120), which was signed into law on January 22, 2018.

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

Financial Condition, Liquidity and Capital Resources

The following table sets forth selected information concerning Allied's financial condition at June 30:

Dollars in thousands	2018	2017	2016
Cash & cash equivalents	$136	$996	$1,704
Working Capital	$8,653	$9,748	$10,736
Total Debt	$-	$-	$-
Current Ratio	3.60:1	3.83:1	3.55:1

The Company’s working capital was $8.7 million at June 30, 2018 compared to $9.7 million at June 30, 2017. Cash decreased by approximately $0.9 million and Inventory decreased by $0.7 million. During fiscal 2018, these decreases in working capital were offset by a $0.4 million increase in Accounts Receivable and $0.2 million decrease in Accrued Liabilities. Accounts Receivable was $3.7 million at June 30, 2018. Accounts Receivable as measured in days sales outstanding (“DSO”) is 41 DSO at June 30, 2018, up from 39 DSO at June 30, 2017. The Company does adjust product forecast, order quantities, and safety stock based on changes in demand patterns in order to manage inventory levels.

The net decrease in Cash for the fiscal year ended June 30, 2018 was $0.9 million. The net decrease in Cash for the fiscal year ended June 30, 2017 was $0.7 million. Cash flows used in operating activities for the fiscal year ended June 30, 2018 consisted of a net loss of $2.2 million and a $0.4 million increase in Accounts Receivable. These uses were offset by $0.9 million in non-cash charges to operations for amortization and depreciation, and deferred taxes of $0.2 million and a decrease in Inventory of $0.7 million.

Cash flows used in operating activities for the fiscal year ended June 30, 2017 consisted of a net loss of $2.1 million, a decrease in Accounts Payable of $0.4 million and decrease in Other accrued liabilities of $0.3 million. These uses were supplemented by $1.1 million in non-cash charges to operations for amortization and depreciation, a decrease in Accounts Receivable of $0.7 million and a decrease of Inventory of $0.4 million. Cash was used to make capital expenditures of approximately $21,000 in fiscal 2017.

As of June 30, 2018, the Company was party to a Loan and Security Agreement with Summit Financial Resources, L.P. (“Summit”), dated effective February 27, 2017, as amended April 16, 2018 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $2,000,000. At June 30, 2018 availability under the agreement was $2,000,000.

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

Regardless of the amount borrowed under the Credit Facility, the Company will pay a minimum amount of ..25% (25 basis points) per month on the maximum availability ($5,000 per month). In the event the Company prepays or terminates the Credit Facility prior to February 27, 2020, the Company will be obligated to pay an amount equal to the minimum monthly payment multiplied by the number of months remaining between February 27, 2020 and the date of such prepayment or termination.

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

At June 30, 2018, the Company had no aggregate indebtedness, including capital lease obligations, short-term debt, and long term debt. The prime rate as reported in the Wall Street Journal was 5.00% on June 30, 2018.

The Company was in compliance with all of the covenants associated with the Credit Facility at June 30, 2018.

The following table summarizes the Company’s contractual obligations at June 30, 2018:

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	$92,993	$88,047	$4,946	-	-
Unconditional Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations	-	-	-	-	-
Total Contractual Cash Obligations	$92,993	$88,047	$4,946	$-	$-

Capital expenditures were approximately $0, $21,000, and $0.1 million in fiscal 2018, 2017, and 2016, respectively. The Company made these capital expenditures with an aim to improve efficiency, save costs, develop new products, and maintain plant capacity. The Company believes that cash flows from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures of $0.2 million in 2019.

At June 30, 2018, the Company had no outstanding debt, however during fiscal 2018 the Company had borrowings and repayments under the Credit Agreement of $14.8 million. Our cash flows from operations have been negative for the past three fiscal years, and may be further negatively impacted by decreases in sales, market conditions, and adverse changes in working capital. While we believe that our borrowing capacity under the Credit Agreement provides sufficient financial flexibility, continued negative cash flows could negatively affect our ability to access the Credit Agreement or to repay amounts borrowed and we might need to secure additional sources of funds, which may or may not be available to us.

In fiscal 2017 and 2016 there were no borrowings or repayments under the Credit Agreement.

In 2018, inflation in the price of raw materials and purchased components negatively impacted earnings by approximately $0.2 million dollars. While the Company did not experience a direct impact in 2018 of changes in trade policy or tariffs, the Company believes a portion of its increased raw materials costs were due to tariffs imposed on steel and aluminum imports. The Company makes its foreign sales in U.S. dollars and, accordingly, sales proceeds are not affected by exchange rate fluctuations. However, fluctuations in exchange rates can affect the price of our products in local currency, which does impact the pace of incoming orders.

Quarterly Results

The following table sets forth selected operating results for the eight quarters ended June 30, 2018. The information for each of these quarters is unaudited, but includes all normal recurring adjustments which the Company considers necessary for a fair presentation thereof. These operating results, however, are not necessarily indicative of results for any future period. Further, operating results may fluctuate as a result of the timing of orders, the Company’s product and customer mix, the introduction of new products by the Company and its competitors, and overall trends in the health care industry and the economy. While these patterns have an impact on the Company’s quarterly operations, the Company is unable to predict the extent of this impact in any particular period.

Dollars in thousands, except per share data

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Three months ended,	2018	2018	2017	2017	2017	2017	2016	2016
Net sales	$8,677	$8,467	$8,719	$7,897	$8,222	$8,581	$8,269	$8,440

Gross profit	1,951	1,233	1,909	1,357	1,569	1,735	1,695	1,557

Loss from operations	(97)	(888)	(244)	(767)	(459)	(403)	(373)	(817)

Net loss	(143)	(901)	(381)	(767)	(495)	(403)	(375)	(816)

Basic loss per share	(0.04)	(0.22)	(0.09)	(0.19)	(0.13)	(0.10)	(0.09)	(0.20)

Diluted loss per share	(0.04)	(0.22)	(0.09)	(0.19)	(0.13)	(0.10)	(0.09)	(0.20)

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2018, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the prime rate as reported in the Wall Street Journal as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at June 30, 2018. Allied has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 8. Financial Statements and Supplementary Data

The following described financial statements of Allied Healthcare Products, Inc. are included in response to this item:

Report of Independent Registered Public Accounting Firm.

Statement of Operations for the fiscal years ended June 30, 2018, 2017 and 2016.

Balance Sheet for the fiscal years ended June 30, 2018 and 2017.

Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2018, 2017 and 2016.

Statement of Cash Flows for the fiscal years ended June 30, 2018, 2017 and 2016.

Notes to Financial Statements.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Allied Healthcare Products, Inc.

Opinion On The Financial Statements

We have audited the accompanying balance sheet of Allied Healthcare Products, Inc. (the Company) as of June 30, 2018 and 2017 and the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of Allied Healthcare Products, Inc. as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis For Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RubinBrown LLP

We have served as the Company’s auditor since 2003.

St. Louis, Missouri

September 28, 2018

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

Year ended June 30,	2018	2017	2016

Net sales	$33,759,953	$33,512,030	$35,952,487
Cost of sales	27,309,511	26,956,340	28,592,752
Gross profit	6,450,442	6,555,690	7,359,735

Selling, general and administrative expenses	8,446,056	8,607,584	9,279,061
Loss from operations	(1,995,614)	(2,051,894)	(1,919,326)

Other (income) expenses:
Interest expense	23,569	-	-
Interest income	(288)	(1,445)	(2,782)
Other, net	237	1,717	86,856
	23,518	272	84,074

Loss before provision for income taxes	(2,019,132)	(2,052,166)	(2,003,400)
Provision for income taxes	173,038	36,500	301,431
Net loss	$(2,192,170)	$(2,088,666)	$(2,304,831)

Basic loss per share:	$(0.55)	$(0.52)	$(0.57)
Diluted loss per share:	$(0.55)	$(0.52)	$(0.57)
Weighted average shares outstanding – Basic	4,013,537	4,013,537	4,013,537
Weighted average shares outstanding – Diluted	4,013,537	4,013,537	4,013,537

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

	June 30, 2018	June 30, 2017

ASSETS

Current assets:
Cash and cash equivalents	$136,112	$995,704
Accounts receivable, net of allowances of $170,000	3,747,993	3,362,438
Inventories, net	7,830,541	8,511,954
Income tax receivable	12,178	12,555
Other current assets	250,605	315,678
Total current assets	11,977,429	13,198,329

Property, plant and equipment, net	4,823,149	5,734,041
Deferred income taxes	520,663	683,763
Other assets, net	-	20,516
Total assets	$17,321,241	$19,636,649

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,473,618	$1,440,403
Other accrued liabilities	1,850,683	2,009,966
Total current liabilities	3,324,301	3,450,369

Commitments and contingencies (Notes 4 and 9)

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 5,213,902 shares issued at June 30, 2018 and June 30, 2017; 4,013,537 shares outstanding at June 30, 2018 and June 30, 2017	52,139	52,139
Additional paid-in capital	48,488,220	48,485,390
Accumulated deficit	(13,562,631)	(11,370,461)
Less: treasury stock, at cost; 1,200,365 shares at June 30, 2018 and 2017	(20,980,788)	(20,980,788)
Total stockholders' equity	13,996,940	16,186,280
Total liabilities and stockholders' equity	$17,321,241	$19,636,649

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance, June 30, 2015	$52,139	$48,598,810	$(6,976,964)	$(20,980,788)	$20,693,197

Stock based compensation	-	2,946	-	-	2,946

Reversal of deferred tax provision, stock options forfeited	-	(118,857)	-	-	(118,857)

Net loss for the year ended June 30, 2016	-	-	(2,304,831)	-	(2,304,831)
Balance, June 30, 2016	52,139	48,482,899	(9,281,795)	(20,980,788)	18,272,455

Stock based compensation	-	2,491	-	-	2,491

Net loss for the year ended June 30, 2017	-	-	(2,088,666)	-	(2,088,666)
Balance, June 30, 2017	52,139	48,485,390	(11,370,461)	(20,980,788)	16,186,280

Stock based compensation	-	2,830	-	-	2,830

Net loss for the year ended June 30, 2018	-	-	(2,192,170)	-	(2,192,170)
Balance, June 30, 2018	$52,139	$48,488,220	$(13,562,631)	$(20,980,788)	$13,996,940

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

Year ended June 30,	2018	2017	2016

Cash flows from operating activities:
Net loss	$(2,192,170)	$(2,088,666)	$(2,304,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	931,408	1,090,126	1,228,485
Stock based compensation	2,830	2,491	2,946
Provision for doubtful accounts and sales returns and allowances	(12,118)	10,538	2,859
Deferred tax provision	163,100	29,201	290,145

Changes in operating assets and liabilities:
Accounts receivable	(373,437)	721,486	(522,647)
Inventories	681,413	363,316	315,641
Income tax receivable	377	-	(68)
Other current assets	65,073	(59,967)	73,045
Accounts payable	33,215	(424,200)	495,806
Other accrued liabilities	(159,283)	(331,236)	181,636
Net cash used in operating activities	(859,592)	(686,911)	(236,983)

Cash flows from investing activities:
Capital expenditures	-	(21,048)	(99,300)
Net cash used in investing activities	-	(21,048)	(99,300)

Cash flows from financing activities:
Borrowings under revolving credit agreement	14,774,091	-	-
Payments under revolving credit agreement	(14,774,091)	-	-
Net cash provided by financing activities	-	-	-

Net decrease in cash and cash equivalents	(859,592)	(707,959)	(336,283)
Cash and cash equivalents at beginning of year	995,704	1,703,663	2,039,946
Cash and cash equivalents at end of year	$136,112	$995,704	$1,703,663

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$9,561	$7,298	$12,527
Interest	$23,569	$-	$-
Non-cash investing and financing activity
Deferred tax provision on stock options forfeited and reclassified to additional paid in capital	$-	$-	$118,857

 See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization

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

The Company offers limited warranties on its products.  The standard warranty period is one year.  The Company’s cost of providing warranty service for its products for the years ended June 30, 2018, June 30, 2017, and June 30, 2016 was $299,034, $136,606, and $89,895, respectively.  The related liability for warranty service amounted to $150,000 at June 30, 2018 and $100,000 at June 30, 2017.

Marketing and Advertising Costs

Promotional and advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Statement of Operations. Advertising expenses for the years ended June 30, 2018, 2017 and 2016 were $2,000, $5,550, and $15,699, respectively.

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

Accounts receivable and concentrations of credit risk

Accounts receivable are recorded at the invoiced amount. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses based on past experience and an analysis of current amounts due, and historically such losses have been within management's expectations. The Company maintains an allowance for doubtful accounts to reflect the uncollectibility of accounts receivable based on past collection history and specific risks indentified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. The Company’s customers can be grouped into three main categories: medical equipment distributors, construction contractors and health care institutions. At June 30, 2018, the Company believes that it has no significant concentration of credit risk.

Inventories

Inventories are stated at the lower of cost, determined using the last-in, first-out (“LIFO”) method, or market. If the first-in, first-out method (which approximates replacement cost) had been used in determining cost, inventories would have been $2,376,537 and $2,472,188 higher at June 30, 2018 and 2017, respectively. Changes in the LIFO reserve are included in cost of sales. Cost of sales was reduced by $242,885, $90,510, and $86,698 in fiscal 2018, 2017, and 2016 respectively, as a result of LIFO liquidations. Costs in inventory include raw materials, direct labor and manufacturing overhead.

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. The reserve for obsolete and excess inventory was $1,619,417 and $1,597,648 at June 30, 2018 and 2017, respectively.

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

Impairment of long-lived assets

The Company evaluates impairment of long-lived assets under the provisions of ASC Topic 360: “Property, Plant and Equipment.” ASC 360 provides a single accounting model for long-lived assets to be disposed of and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under ASC 360, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss will be recognized. No impairment losses of long-lived assets or identifiable intangibles were recorded by the Company for fiscal years ended June 30, 2018, 2017, and 2016.

Collective Bargaining Agreement

At June 30, 2018, the Company had approximately 202 full-time employees. Approximately 115 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2021.

Self-insurance

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2018 and 2017, the Company had $180,000 and $215,000 respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

Fair value of financial instruments

The Company’s financial instruments include cash, accounts receivable and accounts payable. The carrying amounts for cash, accounts receivable and accounts payable approximate their fair value due to the short maturity of these instruments.

Income taxes

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates that are expected to apply to taxable income when such assets and liabilities are anticipated to be settled or realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as tax expense or benefit in the period that includes the enactment date of the change. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance the Company first considers the reversals of existing temporary deferred tax liabilities and available tax planning strategies. To the extent these items are not sufficient to cause the realization of deferred tax assets, the Company considers the availability of future taxable income to the extent such income is considered likely to occur based on the Company’s earnings history, current income trends and projections.

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

The Company recognizes tax liabilities when, despite the Company’s belief that its tax return positions are supportable, the Company believes that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. To the extent the Company deems it necessary to record a liability for its tax positions, the current portion of the liability is included in income taxes payable and the noncurrent portion is included in other liabilities on the balance sheet. If upon the final tax outcome of these matters the ultimate liability is different than the amounts recorded, such differences are reflected in income tax expense in the period in which such determination is made. The Company files a federal and multiple state income tax returns. With few exceptions the Company’s federal and state income tax returns are open for fiscal years ending after June 30, 2015.

The Company classifies interest expenses on taxes payable as interest expense. Penalties are classified as a component of other expenses.

Research and development costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses for the years ended June 30, 2018, 2017 and 2016 were $472,077, $410,458, and $463,902, respectively.

Earnings per share

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The weighted average number of basic and diluted shares outstanding for the years ended June 30, 2018, 2017 and 2016 was 4,013,537 shares. The dilutive effect of the Company's employee and director stock option plans are determined by use of the treasury stock method. There are no potential common shares excluded from the calculation of net loss per share, as their effect would be anti-dilutive for the years ended June 30, 2018, 2017 and 2016 respectively.

The following information is necessary to calculate earnings per share for the periods presented:

Year ended June 30,	2018	2017	2016

Net loss, as reported	$(2,192,170)	$(2,088,666)	$(2,304,831)

Weighted average common shares outstanding	4,013,537	4,013,537	4,013,537
Effect of dilutive stock options	-	-	-
Weighted average diluted common shares outstanding	4,013,537	4,013,537	4,013,537

Net loss per common share
Basic	$(0.55)	$(0.52)	$(0.57)
Diluted	$(0.55)	$(0.52)	$(0.57)

Employee stock options excluded from computation of diluted income per share amounts because their effect would be anti-dilutive	-	-	-

Employee stock-based compensation

The company follows the provisions of ASC Topic 718: “Compensation – Stock Compensation”, which sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of the stock options and other equity-based compensation.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions utilized in the Black-Scholes option pricing model for options granted during the fiscal years ended June 30, 2018, 2017 and 2016.

32

	2018	2017	2016

Weighted-average fair value	$0.99	$0.86	$0.78
Weighted-average volatility	44%	37%	30%
Weighted-average expected life (in years)	6.0	6.0	6.0
Weighted-average risk-free interest rate	2.11%	1.74%	1.91%
Dividend yield	0%	0%	0%

Expected volatility is based on the historical volatility of the Company’s common stock to estimate future volatility. The risk-free rates are taken from rates as published by the Federal Reserve and represent the yields on actively traded treasury securities for terms equal or approximately equal to the expected terms of the options. The expected term is calculated using the SEC Staff Accounting Bulletin 107 (ASC 718-10-S99) simplified method. Forfeitures are recognized as they occur. The dividend yield is zero based on the fact that the Company has no intention of paying dividends in the near term.

Share-based compensation expense included in the Statement of Operations for the fiscal years ended June 30, 2018, 2017 and 2016 was approximately $3,000, $2,000 and $3,000, respectively. Unrecognized shared-based compensation cost related to unvested stock options as of June 30, 2018 amounts to approximately $1,000. The cost is expected to be recognized over the next fiscal year.

The Company recognized an income tax benefit for share-based compensation arrangements of approximately $1,000 for the years ended June 30, 2016, 2017 and 2018, all of which were fully offset by an increase in the deferred tax asset valuation allowance.

No stock options were exercised during fiscal years 2018, 2017 and 2016.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued an update to the accounting guidance on revenue recognition. The new guidance provides a comprehensive, principles-based approach to revenue recognition, and supersedes most previous revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. The guidance also requires improved disclosures on the nature, amount, timing, and uncertainty of revenue that is recognized. In August 2015, the FASB issued an update to the guidance to defer the effective date by one year, such that the new standard will be effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. The new guidance can be applied retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company will apply the new guidance effective July 1, 2018 using the modified retrospective method to contracts that are not completed as of July 1, 2018. The Company has substantially completed its assessment of the new guidance and the adoption of this guidance, including the cumulative effect of any adjustment to the opening balance of retained earnings and does not believe it will not have a material impact to its consolidated financial statements.

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

The Company is party to a Loan and Security Agreement with Summit Financial Resources, L.P. (“Summit”), dated effective February 27, 2017, as amended April 16, 2018 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $2,000,000. At June 30, 2018 availability under the agreement was $2,000,000.

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

Regardless of the amount borrowed under the Credit Facility, the Company will pay a minimum amount of ..25% (25 basis points) per month on the maximum availability ($5,000 per month). In the event the Company prepays or terminates the Credit Facility prior to February 27, 2020, the Company will be obligated to pay an amount equal to the minimum monthly payment multiplied by the number of months remaining between February 27, 2020 and the date of such prepayment or termination.

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

At June 30, 2018, the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt. The prime rate as reported in the Wall Street Journal was 5.00% on June 30, 2018.

The Company was in compliance with all of the covenants associated with the Credit Facility at June 30, 2018.

4.	Lease Commitments

The Company leases certain of its equipment under non-cancelable operating lease agreements. Minimum lease payments under operating leases at June 30, 2018 are as follows:

Operating
Fiscal Year	Leases

2019	$88,047
2020	4,946
Total minimum lease payments	$92,993

Rental expense incurred on operating leases in fiscal 2018, 2017, and 2016 totaled $131,764, $132,657 and $143,683, respectively.

5.	Income Taxes

The provision for income taxes consists of the following:

	2018	2017	2016
Current:
Federal	$-	$-	$-
State	9,938	7,299	11,286
Total current	9,938	7,299	11,286

Deferred:
Federal	424,038	(625,953)	(100,174)
State	91,789	(84,424)	(3,495)
Valuation Allowance	(352,727)	739,578	393,814
Total deferred	163,100	29,201	290,145
	$173,038	$36,500	$301,431

A reconciliation of income taxes, with the amounts computed at the statutory federal rate is as follows:

	2018	2017	2016

Computed tax at federal statutory rate	($555,261)	($697,736)	($681,156)
State income taxes, net of federal tax (benefit) provision	(54,471)	(49,124)	(38,971)
Non deductible expenses	9,775	15,491	13,915
Federal research credit	(16,880)	(9,661)	(15,144)
Net operating loss carryforward adjustment	131,244	-	-
Book tax depreciation adjustment	-	-	517,736
State NOLs	(39,979)	39,697
Stock Options - Expired	4,424	15,308	122,508
Changes resulting from new tax law	1,080,362	-	-
Other, net	(33,449)	(17,053)	(11,271)
Valuation Allowance	(352,727)	739,578	393,814
Total	$173,038	$36,500	$301,431

On December 22, 2017, President Trump signed into law new tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), which became effective on that date. The TCJA significantly revises U.S. tax law by lowering the U.S. federal statutory income tax rate from 35% to 21% effective January 1, 2018.

ASC Topic 740, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. Accordingly, in the second quarter of fiscal 2018, the Company recorded a one-time charge of $136,386 within its income tax provision in connection with the TCJA. The net expense of $136,386 relates to revaluation of the Company’s valuation allowance.

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of June 30, 2018 and 2017 are as follows:

	2018	2017

Deferred tax assets
Bad debts	$25,500	$38,500
Intangible assets	2,530	4,620
Accrued liabilities	257,692	347,079
Accrued pension liability	-	18,031
Stock options	30,411	52,211
Net operating loss and credit carryforwards	3,511,943	4,554,491
Total Assets	3,828,076	5,014,932

Deferred tax liabilities
Prepaid expenses	11,606	9,179
Inventory	697,669	1,057,326
Depreciation	317,360	628,017
Other	81,186	84,328
Total Liabilities	1,107,821	1,778,850
Valuation Allowance	(2,199,592)	(2,552,319)
Total deferred taxes	$520,663	$683,763

At June 30, 2018, there were $13.2 million dollars of federal net operating loss carryforwards which will expire in 2031 through 2038. In addition, the Company has state tax net operating losses of approximately $7.9 million that expire in varying years from 2018 through 2038.

The Company files a federal and multiple state income tax returns. With few exceptions the Company’s federal and state income tax returns are open for fiscal years ending after June 30, 2015.

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

During the fiscal years ended June 30, 2018, 2017 and 2016, the Company made contributions of $197,999, $204,951, and $228,854, respectively, to the retirement savings plan. The Company contributes 2% of eligible salaried employee’s annual income to the plan. In addition, the Company provides a 25% match on the first 8% of employee deferrals for eligible employees.

The risk of participating in multi-employer pension plan is different from single-employer plans. Assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

The Company’s participation in a multi-employer pension plan for the year ended June 30, 2018, is outlined in the table below. The “EIN/PN” column provides the Employee Identification Number (EIN) and the three-digit plan number (PN). The most recent Pension Protection Act (PPA) zone status for 2017 and 2016 is for the plan year-ends as indicated below. The zone status is based on information that the Company obtained from the annual funding notice for District No. 9 International Association of Machinists and Aerospace Workers Pension Trust. Among other factors, plans in the red zone are less than 65 percent funded, plans in the yellow zone are between 65 and 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-bargaining agreement (CBA) to which the plan is subject.

		PPA Zone Status			Contributions by the Company
				FIP/RP
				Status
				Pending/				Surcharge	Expiration
Pension Trust Fund	EIN/PN	2017	2016	Implemented	2018	2017	2016	Imposed	Date of CBA

District No. 9	51-0138317/001	Green	Green
International Association of Machinist and Aerospace Workers Pension Plan		12/31/2017	12/31/2016	N/A	$269,928	$277,127	$279,968	No	5/31/2021

The Company was not listed in the Form 5500 for the above plan as of the plan year ends as providing more than 5 percent of total contributions.

7.	Stock Based Compensation

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

A summary of stock option transactions in fiscal 2016, 2017 and 2018, respectively, pursuant to the Employee Plans and the Directors Plans is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

June 30, 2015	211,500	$8.40
Options Granted	3,000	$2.34
Options Exercised	0	$0.00
Options Forfeited or Expired	(164,500)	$8.56
June 30, 2016	50,000	$7.56	4.5	$-

Options Granted	3,000	$2.26
Options Exercised	0	$0.00
Options Forfeited or Expired	(8,000)	$10.59
June 30, 2017	45,000	$6.67	4.6	$-

Options Granted	3,000	$2.22
Options Exercised	0	$0.00
Options Forfeited or Expired	(3,000)	$13.46
June 30, 2018	45,000	$5.92	4.3	$-
Exercisable at June 30, 2018	42,000	$6.18	3.9	$-

The following table provides additional information for options outstanding and exercisable at June 30, 2018:

Options Outstanding

Range of Exercise Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price

$2.22 - 6.99	18,000	6.9 years	$3.30
$7.00	15,000	3.2 years	$7.00
$7.01 - 10.08	12,000	1.9 years	$8.49

$2.22 - 10.08	45,000	4.3 years	$5.92

Options Exercisable

Range of Exercise Prices	Number	Weighted Average Exercise Price

$2.22 - 6.99	15,000	$3.51
$7.00	15,000	$7.00
$7.01 -10.08	12,000	$8.49

$2.22 - 10.08	42,000	$6.18

See Note 2 for discussion of accounting for stock awards and related fair value disclosures.

8.	Supplemental Balance Sheet Information

		June 30,
		2018	2017
Inventories
Work in progress		$388,252	$468,839
Component parts		6,775,870	7,271,908
Finished goods		2,285,836	2,368,855
Reserve for obsolete and excess inventory		(1,619,417)	(1,597,648)
		$7,830,541	$8,511,954

	Estimated
	Useful Life
	(years)
Property, plant and equipment
Machinery and equipment	3-10	$18,073,352	$18,073,352
Buildings	28-35	13,055,628	13,055,628
Land and land improvements	5-7	919,566	919,566

Total property, plant and equipment at cost		32,048,546	32,048,546
Less accumulated depreciation and amortization		(27,225,397)	(26,314,505)
		$4,823,149	$5,734,041

Depreciation expense was approximately $0.9 million, $1.0 million, and $1.2 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

Other accrued liabilities
Accrued compensation expense	$1,060,777	$1,132,534
Customer deposits	370,885	612,908
Other	419,021	264,524
	$1,850,683	$2,009,966

9.	Commitments and Contingencies

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

The Company filed a Motion for Summary Judgment on March 14, 2014, seeking dismissal of Niagara’s claims and oral arguments on the motions were held on June 13, 2014. On October 1, 2014, the Court granted the Company’s motion, denied Niagara’s motion and ruled that the Company is entitled to receive electrical power pursuant to the power covenants. On October 26 and October 30, 2014, Niagara and the other party filed separate notices of appeal of the Court’s decision. On March 31, 2016 the Supreme Court of New York, Appellate Division, Third Department reversed the trial court decision and held that the free power covenants are no longer enforceable. The Company’s application for leave to appeal this ruling was dismissed as premature by the New York Court of Appeals on September 20, 2016. On May 26, 2017 the Company again moved for leave to appeal the March 31, 2016 decision. That motion was granted on October 7, 2017 by the New York State Court of Appeals. The Company filed its brief and record on January 26, 2018. Niagara and the other party to the lawsuit, Albany Engineering Corporation, filed their responses on July 16, 2018 and the Company filed its reply on August 14, 2018. The matter will next be scheduled for argument, most likely in 2019.

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

As of June 30, 2018, the Company has not recorded a provision for this matter. The Company commenced paying for power at the Stuyvesant Falls facility in April 2016.

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

	Sales by Region
	2018	2017	2016

Domestic United States	$25,711,912	$26,258,439	$27,437,238
Europe	1,428,245	951,441	773,129
Canada	795,357	690,010	916,528
Latin America	1,855,013	2,087,670	3,168,891
Middle East	857,066	694,387	843,092
Far East	3,107,339	2,821,895	2,803,451
Other International	5,021	8,188	10,158
	$33,759,953	$33,512,030	$35,952,487

	Sales by Product
	2018	2017	2016

Respiratory care products	$9,037,704	$9,105,694	$9,077,370
Medical gas equipment	17,645,413	17,660,524	19,712,286
Emergency medical products	7,076,836	6,745,812	7,162,831
	$33,759,953	$33,512,030	$35,952,487

11.	Quarterly Financial Data (unaudited)

Summarized quarterly financial data for fiscal 2018 and 2017 appears below (all amounts in thousands except per share amounts):

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Three months ended,	2018	2018	2017	2017	2017	2017	2016	2016
Net sales	$8,677	$8,467	$8,719	$7,897	$8,222	$8,581	$8,269	$8,440

Gross profit	1,951	1,233	1,909	1,357	1,569	1,735	1,695	1,557

Loss from operations	(97)	(888)	(244)	(767)	(459)	(403)	(373)	(817)

Net loss	(143)	(901)	(381)	(767)	(495)	(403)	(375)	(816)

Basic loss per share	(0.04)	(0.22)	(0.09)	(0.19)	(0.13)	(0.10)	(0.09)	(0.20)

Diluted loss per share	(0.04)	(0.22)	(0.09)	(0.19)	(0.13)	(0.10)	(0.09)	(0.20)

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, as required under Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of June 30, 2018, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

There were no changes to the Company’s internal controls over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A list of our executive officers and biographical information appears at the end of Item 1, in Part I of this report. A definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after June 30, 2018. The information required by this item is set forth under the caption “Election of Directors”, under the caption “Executive Officers”, and under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement, which information is incorporated herein by reference thereto.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

None

Item 14. Principal Accounting Fees and Services

The information required by this item will appear in the section entitled “Audit Fees” included in the definitive proxy statement relating to the 2018 Annual Meeting of stockholders and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

The following financial statements of the Company are included in response to Item 8:

Statement of Operations for the years ended June 30, 2018, 2017, and 2016

Balance Sheet at June 30, 2018 and 2017

Statement of Changes in Stockholders’ Equity for the years ended June 30, 2018, 2017 and 2016

Statement of Cash Flows for the years ended June 30, 2018, 2017 and 2016

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
President and Chief Executive Officer

/s/ Daniel C. Dunn
Daniel C. Dunn
Vice President, Chief Financial Officer, and Secretary

Dated: September 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28th, 2018.

Signatures	Title

*	Chairman of the Board
John D. Weil

*	President, Chief Executive Officer and Director (Principal Executive Officer)
Earl R. Refsland

*	Director
William A. Peck

*
Joseph Root	Director

*
Judy Graves.	Director

* By:	/s/ Earl R. Refsland
Earl R. Refsland
Attorney-in-Fact

* Such signature has been affixed pursuant to Power of Attorney.

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3(1) to the Company’s Registration Statement on Form S-1, as amended, Registration No. 33-40128, filed with the Commission on May 8, 1991 (the “Registration Statement”) and incorporated herein by reference)

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation (filed as as Exhibit 99.1 to Current Report on Form 8-K filed December 6, 2016 with event date of December 5, 2016 and incorporated by reference)

3.2	By-Laws of the Registrant (filed as Exhibit 3(2) to the Registration Statement and incorporated herein by reference)

10.1	NCG Trademark License Agreement, dated April 16, 1982, between Liquid Air Corporation and Allied Healthcare Products, Inc. (filed as Exhibit 10(24) to the Registration Statement and incorporated herein by reference)

10.2	Employee Stock Purchase Plan (filed as Exhibit 10(3) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated by reference)

10.3	Form of Indemnification Agreement with officers and directors (filed as Exhibit 10.22 to the 2001 Form 10-K and incorporated herein by reference).

10.4	Amended and restated Employment Agreement dated December 21, 2009 by and between Allied Healthcare Products, Inc. and Earl Refsland (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated by reference)

10.4.1	Change of Control Agreement dated March 16, 2007 by and between Allied Healthcare Products, Inc. and certain executive officers (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 and incorporated by reference)

10.4.2	Change of Control Agreement dated July 1, 2014 by and between Allied Healthcare Products, Inc. and Andrew Riley (filed as Exhibit 10.4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 and incorporated by reference).

10.5	Allied Healthcare Products, Inc. 2009 Incentive Stock Plan (filed as Appendix A to the Company’s 2009 Proxy Statement on Schedule 14A)

10.6	Loan and Security Agreement dated February 27, 2017 by and between the Company and Summit Financial Resources, L.P. (filed as Exhibit 99.1 to Current Report on Form 8-K filed March 1, 2017 with event date of February 27, 2017 and incorporated by reference)

10.6.1	First Amendment to Loan and Security Agreement, dated April 16, 2018 (filed as Exhibit 99.1 to Current Report on Form 8-K filed April 20, 2018 with event date of April 16, 2018)

10.7	Patent License Agreement, dated June 8, 2012, by and between Allied Healthcare Products, Inc. and Armstrong Medical Limited (filed as Exhibit 10.12 to the Company’s annual report on for the fiscal year ended June 30, 2012 on Form 10-K and incorporated by reference).

23.1	Consent of RubinBrown LLP (filed herewith)

24	Form of Power of Attorney – (filed herewith)

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Sarbanes-Oxley Certification of Chief Executive Officer (provided herewith)*

32.2	Sarbanes-Oxley Certification of Chief Fin ancial Officer (provided herewith)*

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, is formatted in XBRL interactive data files: (i) Statement of Operations for the fiscal years ended June 30, 2018, 2017 and 2016; (ii) Balance Sheet at June 30, 2018 and June 30, 2017; (iii) Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2018, 2017 and 2016; (iv) Statement of Cash Flows for the fiscal years ended June 30, 2018, 2017 and 2016; and (v) Notes to Financial Statements.

*Notwithstanding any incorporation of this Annual Report on Form 10-K in any other filing by the Registrant, Exhibits furnished herewith and designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.