Form 10-Q
period 2018-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2018-11-14
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past ninety days.  Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock outstanding at November 1, 2018 is 4,013,537 shares.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are “forward-looking statements.” Words such as “believe,” “expect,” “intend,” “will,” “should,” and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, both in the United States and in our overseas markets, impacts of the U.S. Affordable Care Act, our history of net losses and negative cash flows and other specific matters which relate directly to the Company’s operations and properties as discussed in the Company’s annual report on Form 10-K for the year ended June 30, 2018. The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended
	September 30,
	2018	2017

Net sales	$7,268,897	$7,896,853
Cost of sales	6,390,071	6,539,784
Gross profit	878,826	1,357,069

Selling, general and administrative expenses	2,105,143	2,124,468
Loss from operations	(1,226,317)	(767,399)

Other (income) expenses:
Interest expense	8,288	-
Interest income	(30)	(215)
Other, net	-	52
	8,258	(163)

Loss before benefit from income taxes	(1,234,575)	(767,236)
Benefit from income taxes	-	-
Net loss	$(1,234,575)	$(767,236)

Basic and diluted loss per share	$(0.31)	$(0.19)

Weighted average shares outstanding - basic and diluted	4,013,537	4,013,537

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	September 30,	June 30,
	2018	2018

Current assets:
Cash and cash equivalents	$800	$136,112
Accounts receivable, net of allowances of $163,916 and $170,000, respectively	3,203,422	3,747,993
Inventories, net	8,551,678	7,830,541
Income tax receivable	20,098	12,178
Other current assets	210,347	250,605
Total current assets	11,986,345	11,977,429

Property, plant and equipment, net	4,604,046	4,823,149
Deferred income taxes	520,663	520,663
Total assets	$17,111,054	$17,321,241

See accompanying Notes to Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	September 30,	June 30,
	2018	2018

Current liabilities:
Revolving credit facility	$377,960	-
Accounts payable	2,030,059	$1,473,618
Other accrued liabilities	1,939,930	1,850,683
Total current liabilities	4,347,949	3,324,301

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 5,213,902 shares issued at September 30, 2018 and June 30, 2018; 4,013,537 shares outstanding at September 30, 2018 and June 30, 2018	52,139	52,139
Additional paid-in capital	48,488,960	48,488,220
Accumulated deficit	(14,797,206)	(13,562,631)
Less treasury stock, at cost; 1,200,365 shares at September 30, 2018 and June 30, 2018	(20,980,788)	(20,980,788)
Total stockholders' equity	12,763,105	13,996,940
Total liabilities and stockholders' equity	$17,111,054	$17,321,241

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three months ended
	September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(1,234,575)	$(767,236)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	219,103	240,553
Stock based compensation	740	645
Provision for doubtful accounts and sales returns and allowances	986	1,090

Changes in operating assets and liabilities:
Accounts receivable	543,585	(73,034)
Inventories	(721,137)	(621,959)
Income tax receivable	(7,920)	(900)
Other current assets	40,258	(16,331)
Accounts payable	556,441	128,404
Other accrued liabilities	89,247	357,314
Net cash used in operating activities	(513,272)	(751,454)

Cash flows from financing activities:
Borrowings under revolving credit agreement	8,140,086	-
Payments under revolving credit agreement	(7,762,126)	-
Net cash used in financing activities	377,960	-

Net decrease in cash and cash equivalents	(135,312)	(751,454)
Cash and cash equivalents at beginning of period	136,112	995,704
Cash and cash equivalents at end of period	$800	$244,250

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The accompanying unaudited financial statements of Allied Healthcare Products, Inc. (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes to the financial statements thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.

Adoption of new revenue recognition standard

In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards require an entity to recognize revenue when control of promised goods or services is transferred to the customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this new standard as of July 1, 2018, by applying the modified-retrospective method to those contracts that were not completed as of that date.

The results for reporting periods beginning after July 1, 2018, are presented in accordance with the new standard, although comparative information has not been restated and continues to be reported under the accounting standards and policies in effect for those periods. See Note 2, Summary of Significant Accounting Policies, to the financial statements in our Annual Report on Form 10-K for the year ended June 30, 2018.

The cumulative impact on accumulated deficit as a result of the adoption of this standard did not have a material impact on the Company’s historical net losses and, therefore, no adjustment was made to the opening balance of accumulated deficit. In addition, the impact on reported total revenues and operating income as compared to what reported amounts would have been under the prior standard was also immaterial. The Company expects the impact of adoption in future periods to also be immaterial. The accounting policies under the new standard were applied prospectively and are described below. See Note 2, Revenues.

Recently Issued Accounting Guidance

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and the revolving credit facility. The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short maturity of these instruments. The carrying amount of the revolving credit facility approximates fair value due to the debt having a variable interest rate.

2. Revenues

The Company’s revenues are derived primarily from the sales of respiratory products, medical gas equipment and emergency medical products. The products are generally sold directly to distributors, customers affiliated with buying groups, individual customers and construction contractors, throughout the world.

The Company recognizes revenue from product sales upon the transfer of control, which is generally upon shipment or delivery, depending on the delivery terms set forth in the customer contract. Payment terms between Allied and its customers vary by the type of customer, country of sale, and the products offered. The term between invoicing and the payment due date is not significant.

Management exercises judgment in estimating variable consideration. Provisions for early payment discounts, rebates and returns and other adjustments are provided for in the period the related sales are recorded. Historical data is readily available and reliable, and is used for estimating the amount of the reduction in gross sales.

The Company provides rebates to wholesalers. Rebate amounts are based upon purchases using contractual amount for each product sold. Factors used in the rebate calculations include the identification of which products have been sold subject to a rebate and the customer or price terms that apply. Using known contractual allowances, the Company estimates the amount of the rebate that will be paid, and records the liability as a reduction of gross sales when it records the sale of the product. Settlement of the rebate generally occurs in the month following the sale.

The Company regularly analyzes the historical rebate trends and makes adjustments to reserves for changes in trends and terms of rebate programs. Historically, adjustments to prior years’ rebate accruals have not been material to net income.

Other allowances charged against gross sales include cash discounts and returns, which are not significant. Cash discounts are known within 15 to 30 days of sale, and therefore can be reliably estimated. Returns can be reliably estimated because the Company’s historical returns are low, and because sales return terms and other sales terms have remained relatively unchanged for several periods. Product warranties are also not significant.

The Company does not allocate transaction price as the Company has only one performance obligation and its contracts do not span multiple periods.

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

	Sales by Region

	Three months ended
	September 30,
	2018	2017

Domestic United States	$5,777,984	$5,962,687
Europe	113,156	126,961
Canada	158,160	163,283
Latin America	509,713	641,768
Middle East	92,595	117,908
Far East	615,867	883,149
Other International	1,422	1,097
	$7,268,897	$7,896,853

	Sales by Product

	Three months ended
	September 30,
	2018	2017

Respiratory care products	$2,076,304	$2,053,357
Medical gas equipment	3,672,592	4,220,397
Emergency medical products	1,520,001	1,623,099
	$7,268,897	$7,896,853

3. Inventories

Inventories are comprised as follows:

	September 30, 2018	June 30, 2018

Work-in progress	$516,965	$388,252
Component parts	7,434,538	6,775,870
Finished goods	2,219,592	2,285,836
Reserve for obsolete and excess inventories	(1,619,417)	(1,619,417)
	$8,551,678	$7,830,541

4. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic and diluted shares outstanding for the three months ended September 30, 2018 and 2017 were 4,013,537.

5. Commitments and Contingencies

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

As of September 30, 2018, the Company has not recorded a provision for this matter. The Company commenced paying for power at the Stuyvesant Falls facility in April 2016.

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

6. Financing

The Company is party to a Loan and Security Agreement with Summit Financial Resources, L.P. (“Summit”), dated effective February 27, 2017, as amended April 16, 2018 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $2,000,000. At September 30, 2018 availability under the agreement was $1,622,040.

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

Regardless of the amount borrowed under the Credit Facility, the Company will pay a minimum amount of .25% (25 basis points) per month on the maximum availability $(5,000 per month). In the event the Company prepays or terminates the Credit Facility prior to February 27, 2020, the Company will be obligated to pay an amount equal to the minimum monthly payment multiplied by the number of months remaining between February 27, 2020 and the date of such prepayment or termination.

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

At September 30, 2018, the Company had $377,960 of indebtedness, including capital lease obligations, short-term debt and long term debt. The prime rate as reported in the Wall Street Journal was 5.25% on September 30, 2018.

The Company was in compliance with all of the covenants associated with the Credit Facility at September 30, 2018.

7. Income Taxes

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  In the quarter ended September 30, 2018 the Company recorded the tax benefit of losses incurred during the current quarter in the amount of approximately $305,000.  As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of approximately $305,000 was recorded.  In the quarter ended September 30, 2017 the Company recorded the tax benefit of losses incurred in the amount of approximately $292,000. As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of approximately $292,000 was recorded. The total valuation allowance recorded by the Company as of September 30, 2018 and 2017 was approximately $2,505,000 and $2,845,000, respectively. The Tax Cuts and Jobs Act (“TCJA”) was enacted in the U.S. on December 22, 2017. The TCJA reduces the U.S. federal corporate tax rate from 35% to 21%. As a result of this reduction in rate in the second quarter of the fiscal year ended 2018 the Company recorded a reduction in its recognized deferred tax assets along with a reduction in the valuation allowance. The impact of these adjustments resulted in a net reduction of recognized deferred tax assets and a resultant income tax expense in the amount of $136,386. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be subject to a valuation allowance.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Allied had net sales of $7.3 million for the three months ended September 30, 2018, down $0.6 million from net sales of $7.9 million in the prior year same quarter. Domestic sales were down 3.1% while international sales, which represented 20.5% of first quarter sales, were down 22.9% from the prior year same quarter.

Orders for the Company’s products for the three months ended September 30, 2018 of $7.5 million were $0.3 million or 3.8% lower than orders for the prior year same quarter of $7.8 million. Domestic orders are down 3.4% over the prior year same quarter, while international orders, which represented 25.6% of first quarter orders, were 7.8% lower than orders for the prior year same quarter. Domestically, the decrease in orders and sales is primarily due to a decrease in orders for construction products. The Company is continuing its efforts to improve its sales performance for this market. The decrease in international orders and sales appears to be due to the timing of large orders for the Company’s AHP300 product in the prior year. This order did not repeat in the first quarter of 2019. However, the product was well received in the prior year as the AHP 300 product line begins to be recognized for service in areas with limited medical resources. International and construction sales and orders are subject to fluctuation in demand. Internationally, these fluctuations are at times due to political and economic uncertainty.

Gross profit for the three months ended September 30, 2018 was $0.9 million, or 12.3% of net sales, compared to $1.4 million, or 17.7% of net sales, for the three months ended September 30, 2017. Gross profit for the quarter was unfavorably impacted by the decrease in sales volume. Manufacturing overhead spending did increase from the prior year by approximately $0.1 million. This increase in spending was primarily due to higher fringe benefit cost, including medical payments for employees. In addition, the lower level of sales results in less utilization of fixed overhead expenses, resulting in lower gross profit.

Selling, general and administrative expenses for the three months ended September 30, 2018 and 2017 were $2.1 million.

Loss from operations was $1,226,317 for the three months ended September 30, 2018 compared to loss from operations of $767,399 for the three months ended September 30, 2017.

Allied had a loss before benefit from income taxes in the first quarter of fiscal 2019 of $1,234,575 compared to a loss before benefit from income taxes in the first quarter of fiscal 2018 of $767,236.  The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the three months ended September 30, 2018 and 2017. In the quarter ended September 30, 2018 the tax benefit of losses in the amount of approximately $305,000 was fully offset by a valuation allowance of equivalent amount.   In the quarter ended September 30, 2017 the Company recorded the tax benefit of losses incurred in the amount of approximately $292,000 net of additions to the valuation allowance of like amount. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the first quarter of fiscal 2019 was $1,234,575 or $0.31 per basic and diluted share compared to net loss of $767,236 or $0.19 per basic and diluted share for the first quarter of fiscal 2018. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first quarters of fiscal 2019 and 2018 were 4,013,537.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash and cash equivalents, other items in working capital and borrowing availability under the Credit Agreement, discussed below.

The Company’s working capital was $7.6 million at September 30, 2018 compared to $8.7 million at June 30, 2018. Cash and cash equivalents decreased by $0.1 million, Accounts Receivable decreased by $0.5 million, Accounts Payable increased by $0.6 million and debt increased by $0.4 million. During fiscal 2019, these decreases in working capital were offset by an increase in Inventory by $0.7 million. Accounts Receivable was $3.2 million at September 30, 2018 and as measured in days sales outstanding (“DSO”) was 43 DSO; up from 41 DSO at June 30, 2018. The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns in order to manage inventory levels.

As of September 30, 2018, the Company was party to a Loan and Security Agreement with Summit Financial Resources, L.P. (“Summit”), dated effective February 27, 2017, as amended April 16, 2018 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $2,000,000.  At September 30, 2018 availability under the agreement was $1,622,040. The Company expects that it will use the Credit Facility to finance the Company’s operations in the short term.

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

Regardless of the amount borrowed under the Credit Facility, the Company will pay a minimum amount of .25% (25 basis points) per month on the maximum availability $(5,000 per month). In the event the Company prepays or terminates the Credit Facility prior to February 27, 2020, the Company will be obligated to pay an amount equal to the minimum monthly payment multiplied by the number of months remaining between February 27, 2020 and the date of such prepayment or termination.

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

At September 30, 2018, the Company had $377,960 of indebtedness, including capital lease obligations, short-term debt, and long term debt. The prime rate as reported in the Wall Street Journal was 5.25% on September 30, 2018.

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

The Company was in compliance with all of the covenants associated with the Credit Facility at September 30, 2018.

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

Critical Accounting Policies

The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect the Company’s reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.

Recently Issued Accounting Guidance

See Note 1 – Summary of Significant Accounting and Reporting Policies for more information on recent accounting pronouncements and their impact, if any, on the Company’s financial statements. Management believes there have been no material changes to our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

At September 30, 2018, the Company had $377,960 debt outstanding. The Credit Facility bears interest at a rate using the Prime Rate, as reported in the Wall Street Journal, as the basis, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at September 30, 2018. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2018, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

As of September 30, 2018, the Company has not recorded a provision for this matter. The Company commenced paying for power at the Stuyvesant Falls facility in April 2016.

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

Date: November 14, 2018

