Form 10-Q
period 2018-12-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2019-02-14
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2018

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

Yes   ☐   No   ☒

The number of shares of common stock outstanding at January 31, 2019 is 4,013,537 shares.

SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, both in the United States and in our overseas markets, impacts of the U.S. Affordable Care Act, our history of net losses and negative cash flows and other specific matters which relate directly to the Company's operations and properties as discussed in the Company’s annual report on Form 10-K for the year ended June 30, 2018. The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017

Net sales	$8,106,998	$8,718,602	$15,375,895	$16,615,455
Cost of sales	6,901,756	6,809,684	13,291,827	13,349,469
Gross profit	1,205,242	1,908,918	2,084,068	3,265,986

Selling, general and
administrative expenses	1,967,028	2,153,050	4,072,171	4,277,518
Loss from operations	(761,786)	(244,132)	(1,988,103)	(1,011,532)

Other (income) expenses:
Interest expense	17,671	-	25,959	-
Interest income	(30)	(10)	(60)	(225)
Other, net	-	185	-	236
	17,641	175	25,899	11

Loss before income taxes	(779,427)	(244,307)	(2,014,002)	(1,011,543)
Provision for income taxes	-	136,386	-	136,386
Net loss	$(779,427)	$(380,693)	$(2,014,002)	$(1,147,929)

Basic loss per share	$(0.19)	$(0.09)	$(0.50)	$(0.29)

Diluted loss per share	$(0.19)	$(0.09)	$(0.50)	$(0.29)

Weighted average shares
outstanding - basic	4,013,537	4,013,537	4,013,537	4,013,537

Weighted average shares
outstanding - diluted	4,013,537	4,013,537	4,013,537	4,013,537

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	December 31,	June 30,
	2018	2018

Current assets:
Cash and cash equivalents	$333,246	$136,112
Accounts receivable, net of allowances
of $170,000	3,416,699	3,747,993
Inventories, net	8,137,469	7,830,541
Income tax receivable	20,298	12,178
Other current assets	222,794	250,605

Total current assets	12,130,506	11,977,429

Property, plant and equipment, net	4,387,420	4,823,149
Deferred income taxes	520,663	520,663

Total assets	$17,038,589	$17,321,241

See accompanying Notes to Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	December 31,	June 30,
	2018	2018

Current liabilities:
Revolving credit facility	$1,356,667	$-
Accounts payable	1,883,572	1,473,618
Other accrued liabilities	1,813,898	1,850,683
Total current liabilities	5,054,137	3,324,301

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares 2018 and June 30, 2018; 4,013,537 shares authorized; 5,213,902 shares issued at December 31, outstanding at December 31, 2018 and June 30, 2018	52,139	52,139
Additional paid-in capital	48,489,734	48,488,220
Accumulated deficit	(15,576,633)	(13,562,631)
Less treasury stock, at cost; 1,200,365 shares at
December 31, 2018 and June 30, 2018, respectively	(20,980,788)	(20,980,788)
Total stockholders' equity	11,984,452	13,996,940
Total liabilities and stockholders' equity	$17,038,589	$17,321,241

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months ended
	December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(2,014,002)	$(1,147,929)
Adjustments to reconcile net loss to net
cash used in operating activities:

Depreciation and amortization	435,729	475,962
Stock based compensation	1,514	1,353
Provision for doubtful accounts and sales
returns and allowances	7,998	1,076
Deferred taxes	-	136,386

Changes in operating assets and liabilities:
Accounts receivable	323,296	(212,350)
Inventories	(306,928)	(594,234)
Income tax receivable	(8,120)	(7,133)
Other current assets	27,811	72,186
Accounts payable	409,954	639,328
Other accrued liabilities	(36,785)	(359,549)
Net cash used in operating activities	(1,159,533)	(994,904)

Cash flows from financing activities:
Borrowings under revolving credit agreement	17,167,584	-
Payments under revolving credit agreement	(15,810,917)	-
Net cash provided by financing activities	1,356,667	-

Net increase (decrease) in cash and cash equivalents	197,134	(994,904)
Cash and cash equivalents at beginning of period	136,112	995,704
Cash and cash equivalents at end of period	$333,246	$800

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

	Sales by Region

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017

Domestic United States	$5,913,530	$6,422,393	$11,691,515	$12,385,080
Europe	266,783	620,765	379,939	747,726
Canada	215,163	201,339	373,323	364,622
Latin America	616,923	400,437	1,126,636	1,042,205
Middle East	53,416	426,806	146,011	544,714
Far East	1,026,382	646,026	1,642,249	1,529,175
Other International	14,801	836	16,222	1,933
	$8,106,998	$8,718,602	$15,375,895	$16,615,455

	Sales by Product

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017

Respiratory care products	$2,338,533	$2,255,437	$4,414,837	$4,308,794
Medical gas equipment	4,147,086	4,446,860	7,819,678	8,667,257
Emergency medical products	1,621,379	2,016,305	3,141,380	3,639,404
	$8,106,998	$8,718,602	$15,375,895	$16,615,455

3. Inventories

Inventories are comprised as follows:

	December 31, 2018	June 30, 2018

Work-in progress	$507,437	$388,252
Component parts	7,201,175	6,775,870
Finished goods	2,048,274	2,285,836
Reserve for obsolete and excess
inventories	(1,619,417)	(1,619,417)
	$8,137,469	$7,830,541

4. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic and diluted shares outstanding for the three and six months ended December 31, 2018 and 2017 were 4,013,537.

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

The Company filed a Motion for Summary Judgment on March 14, 2014, seeking dismissal of Niagara’s claims and oral arguments on the motions were held on June 13, 2014. On October 1, 2014, the Court granted the Company’s motion, denied Niagara’s motion and ruled that the Company is entitled to receive electrical power pursuant to the power covenants. On October 26 and October 30, 2014, Niagara and the other party filed separate notices of appeal of the Court’s decision. On March 31, 2016 the Supreme Court of New York, Appellate Division, Third Department reversed the trial court decision and held that the free power covenants are no longer enforceable. The Company’s application for leave to appeal this ruling was dismissed as premature by the New York Court of Appeals on September 20, 2016. On May 26, 2017 the Company again moved for leave to appeal the March 31, 2016 decision. That motion was granted on October 7, 2017 by the New York State Court of Appeals. The Company filed its brief and record on January 26, 2018. Niagara and the other party to the lawsuit, Albany Engineering Corporation, filed their responses on July 16, 2018 and the Company filed its reply on August 14, 2018. The matter will next be scheduled for argument in March 2019.

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

As of December 31, 2018, the Company has not recorded a provision for this matter. The Company commenced paying for power at the Stuyvesant Falls facility in April 2016.

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

6. Financing

The Company is party to a Loan and Security Agreement with Summit Financial Resources, L.P. (“Summit”), dated effective February 27, 2017, as amended April 16, 2018 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $2,000,000. At December 31, 2018 availability under the agreement was $367,741.

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

At December 31, 2018, the Company had $1,356,667 of indebtedness, including capital lease obligations, short-term debt and long term debt. The prime rate as reported in the Wall Street Journal was 5.50% on December 31, 2018.

The Company was in compliance with all of the covenants associated with the Credit Facility at December 31, 2018.

7. Income Taxes

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  In the three and six months ended December 31, 2018 the Company recorded the tax benefit of losses incurred in the amount of approximately $201,000 and $506,000, respectively.  As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of a like amount was recorded.  For the three and six months ended December 31, 2017 the Company recorded the tax benefit of losses incurred in the amount of approximately $75,000 and $367,000. As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of a like amount was recorded. The total valuation allowance recorded by the Company as of December 31, 2018 and 2017 was approximately $2,706,000 and $1,871,000, respectively. The Tax Cuts and Jobs Act (“TCJA”) was enacted in the U.S. on December 22, 2017. The TCJA reduces the U.S. federal corporate tax rate from 35% to 21%. As a result of this reduction in rate in the second quarter of the fiscal year ended 2018 the Company recorded a reduction in its recognized deferred tax assets along with a reduction in the valuation allowance. The impact of these adjustments resulted in a net reduction of recognized deferred tax assets and a resultant income tax expense in the amount of $136,386. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be subject to a valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended December 31, 2018 compared to three months ended December 31, 2017

Allied had net sales of $8.1 million for the three months ended December 31, 2018, down $0.6 million from net sales of $8.7 million in the prior year same quarter. Domestic sales were down 7.9% while international sales, which represented 27.1% of second quarter sales, were down 4.5% from the prior year same quarter.

Orders for the Company’s products for the three months ended December 31, 2018 and 2017 were $7.9 million. Domestic orders are down 10.9% over the prior year same quarter while international orders, which represented 28.0% of second quarter orders, were 47.3% higher than orders for the prior year same quarter. International sales and orders are subject to fluctuation in international demand. International sales can be impacted by political and economic uncertainty in regions and countries where the Company markets its products.

Gross profit for the three months ended December 31, 2018 was $1.2 million, or 14.8% of net sales, compared to $1.9 million, or 21.8% of net sales, for the three months ended December 31, 2017. The $0.7 million decrease in gross profit is partially attributable to the decrease in sales. Lower sales and lower production resulted in less utilization of fixed overhead expenses. In addition, fringe benefits including medical benefit payments were $110,000 higher than in the prior year.

Selling, general and administrative expenses for the three months ended December 31, 2018 were $2.0 million compared to selling, general and administrative expenses of $2.2 million for the three months ended December 31, 2017. Legal expenses are approximately $82,000 lower than in the prior year. Travel expense was $42,000 lower than in the prior year.

Loss from operations was $761,786 for the three months ended December 31, 2018 compared to loss from operations of $244,132 for the three months ended December 31, 2017.

Allied had a loss before provision for income taxes in the second quarter of fiscal 2019 of $779,427 compared to loss before benefit from income taxes in the second quarter of fiscal 2018 of $244,307.  The Company’s tax provision net of valuation allowance reflects a tax provision of $0 and $136,386 for the three months ended December 31, 2018 and 2017.  In the quarter ended December 31, 2017, the Company revaluated its deferred tax assets, liabilities and valuation allowance to reflect the changes in tax rate occurring in connection with the TCJA. The impact of the revaluation was a current period provision for income taxes in the amount of $136,386. In both quarters ended December 31, 2018 and 2017, the tax benefit of losses in the amount of approximately $201,000 and $75,000, respectively were fully offset by a valuation allowance of equivalent amount.   To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the second quarter of fiscal 2019 was $779,427 or $0.19 per basic and diluted share compared to net loss of $380,693 or $0.09 per basic and diluted share for the second quarter of fiscal 2018. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the second quarters of fiscal 2019 and 2018 were 4,013,537.

Six months ended December 31, 2018 compared to six months ended December 31, 2017

Allied had net sales of $15.4 million for the six months ended December 31, 2018, down $1.2 million, or 7.2% from net sales of $16.6 million in the prior year same period resulting from lower order levels and a decrease in customer orders released for shipment. Domestic sales were down 5.6% from the prior year same period while international sales were down 12.9% from the prior year same period. International business represented 24.0% of sales for the first six months of fiscal 2019.

Orders for the Company’s products for the six months ended December 31, 2018 of $15.3 million were $0.4 million or 2.5% lower than orders for the prior year same period of $15.7 million. Domestic orders are down 7.3% from the prior year same period while international orders, which represented 26.8% of orders for the first six months of fiscal 2019, were 15.3% higher than orders for the prior year same period. The level of domestic orders reflects variability across product lines, however the decrease in orders for the first half were concentrated in construction products. The international market and the market in domestic construction products do reflect variability across periods. The Company continues to work to improve the sales effort in these two areas with increased management reporting on sales activity and effectiveness.

Gross profit for the six months ended December 31, 2018 was $2.1 million, or 13.6% of net sales, compared to $3.3 million, or 19.9% of net sales, for the six months ended December 31, 2017. The $1.2 million decrease in gross profit is partially attributable to the $1.2 million decrease in sales. Lower sales and lower production resulted in less utilization of fixed overhead expenses. In addition, fringe benefits including medical benefit payments were $190,000 higher than in the prior year, and maintenance expense was approximately $80,000 higher than in the prior year.

Selling, general and administrative expenses for the six months ended December 31, 2018 were $4.1 million compared to selling, general and administrative expenses of $4.3 million for the six months ended December 31, 2017. The $0.2 million decrease was primarily legal and other non-personnel expenses.

Loss from operations was $2.0 million for the six months ended December 31, 2018 compared to loss from operations of $1.0 million for the six months ended December 31, 2017.

Allied had a loss before provision for income taxes in the first six months of fiscal 2019 of $2.0 million compared to loss before provision for income taxes in the second quarter of fiscal 2018 of $1.0 million.  The Company’s tax provision net of valuation allowance reflects a tax provision of $0 and $136,386 for the six months ended December 31, 2018 and 2017.  In the six months ended December 31, 2017, the Company revaluated its deferred tax assets, liabilities and valuation allowance to reflect the changes in tax rate occurring in connection with the TCJA. The impact of the revaluation was a current period provision for income taxes in the amount of $136,386. In the six months ended December 31, 2018 and 2017, the tax benefit of losses in the amount of approximately $506,000 and $367,000, respectively were fully offset by a valuation allowance of an equivalent amount.   To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the six months ended December 31, 2018 was $2.0 million or $0.50 per basic and diluted share compared to net loss of $1.1 million or $0.29 per basic and diluted share for the first six months of fiscal 2018. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first six months of fiscal 2019 and 2018 was 4,013,537.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash, cash equivalents, other items of working capital and available borrowing under the Credit Facility discussed below.

The Company’s working capital was $7.1 million at December, 2018 compared to $8.7 million at June 30, 2018. Accounts Receivable decreased by $0.3 million, Accounts Payable increased by $0.4 million and debt increased $1.4 million. During fiscal 2019, these decreases in working capital were partially offset by a $0.3 million increase in Inventory and a $0.2 million increase in Cash and cash equivalents. Accounts Payable and Other Accrued Liabilities are subject to normal fluctuations in purchasing levels and the timing of payments within the quarter. Accounts Receivable was $3.4 million at December 31, 2018, a decrease from $3.7 million at June 30, 2018. Accounts Receivable as measured in days sales outstanding (“DSO”) was 37 DSO at December 31, 2018; a decrease from 41 DSO at June 30, 2018. The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns in order to manage inventory levels.

As of December 31, 2018, the Company was party to a Loan and Security Agreement with Summit Financial Resources, L.P. (“Summit”), dated effective February 27, 2017, as amended April 16, 2018 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $2,000,000.  At December 31, 2018 availability under the agreement was $367,741. The reduction in availability during the quarter reflects increased borrowing due to operating losses and the lender’s exclusion of a portion of the Company’s assets from the borrowing base calculation. The Company expects that it will use the Credit Facility to finance the Company’s operations in the short term.

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

At December 31, 2018, the Company had $1,356,667 of indebtedness, including capital lease obligations, short-term debt, and long term debt. The prime rate as reported in the Wall Street Journal was 5.50% on December 31, 2018.

Further reductions in availability, either due to continued losses or changes by Summit to the Company’s borrowing base, could have a material adverse impact on our liquidity and ability to meet our operating requirements. In such a case, the Company would need to access additional sources of liquidity if it does not return to profitability. If the Company were unable to reach such an agreement with Summit to increase availability, the Company could also attempt to negotiate a larger credit facility with another lender, but the Company would be obligated to pay the above described pre-payment penalty to Summit. There is no assurance that the Company could secure either increased availability from Summit or a new credit facility from a new lender, in which case the Company would have to use other assets to obtain liquidity, such as a sale-leaseback of some or all of its real estate.

The Company was in compliance with all of the covenants associated with the Credit Facility at December 31, 2018.

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

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

At December 31, 2018, the Company had $1,356,667 debt outstanding. The Credit Facility bears interest at a rate using the Prime Rate, as reported in the Wall Street Journal, as the basis, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at December 31, 2018. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2018, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

The Company filed a Motion for Summary Judgment on March 14, 2014, seeking dismissal of Niagara’s claims and oral arguments on the motions were held on June 13, 2014. On October 1, 2014, the Court granted the Company’s motion, denied Niagara’s motion and ruled that the Company is entitled to receive electrical power pursuant to the power covenants. On October 26 and October 30, 2014, Niagara and the other party filed separate notices of appeal of the Court’s decision. On March 31, 2016 the Supreme Court of New York, Appellate Division, Third Department reversed the trial court decision and held that the free power covenants are no longer enforceable. The Company’s application for leave to appeal this ruling was dismissed as premature by the New York Court of Appeals on September 20, 2016. On May 26, 2017 the Company again moved for leave to appeal the March 31, 2016 decision. That motion was granted on October 7, 2017 by the New York State Court of Appeals. The Company filed its brief and record on January 26, 2018. Niagara and the other party to the lawsuit, Albany Engineering Corporation, filed their responses on July 16, 2018 and the Company filed its reply on August 14, 2018. The matter will next be scheduled for argument in March 2019.

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

As of December 31, 2018, the Company has not recorded a provision for this matter. The Company commenced paying for power at the Stuyvesant Falls facility in April 2016.

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

Date: February 14, 2019

