Form 10-Q
period 2019-03-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2019-05-15
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01	AHPI	The NASDAQ Stock Market LLC

The number of shares of common stock outstanding at May 1, 2019 is 4,013,537 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018

Net sales	$8,316,027	$8,466,825	$23,691,922	$25,082,280
Cost of sales	6,765,552	7,234,067	20,057,379	20,583,535
Gross profit	1,550,475	1,232,758	3,634,543	4,498,745

Selling, general and administrative expenses	1,903,408	2,120,384	5,975,580	6,397,903
Loss from operations	(352,933)	(887,626)	(2,341,037)	(1,899,158)

Other (income) expenses:
Interest expense	18,590	13,433	44,548	13,433
Interest income	(47)	(23)	(107)	(249)
Legal settlement	(750,000)	-	(750,000)	-
Other, net	45	1	45	238
	(731,412)	13,411	(705,514)	13,422

Income (loss) before income taxes	378,479	(901,037)	(1,635,523)	(1,912,580)
Provision for income taxes	-	-	-	136,386
Net income (loss)	$378,479	$(901,037)	$(1,635,523)	$(2,048,966)

Basic income (loss) per share	$0.09	$(0.22)	$(0.41)	$(0.51)

Diluted income (loss) per share	$0.09	$(0.22)	$(0.41)	$(0.51)

Weighted average shares outstanding - basic	4,013,537	4,013,537	4,013,537	4,013,537

Weighted average shares outstanding - diluted	4,013,537	4,013,537	4,013,537	4,013,537

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	March 31,	June 30,
	2019	2018

Current assets:
Cash and cash equivalents	$135,810	$136,112
Accounts receivable, net of allowances of $170,000	3,424,371	3,747,993
Inventories, net	7,893,445	7,830,541
Income tax receivable	20,298	12,178
Other current assets	290,271	250,605

Total current assets	11,764,195	11,977,429

Property, plant and equipment, net	4,187,281	4,823,149
Deferred income taxes	520,663	520,663

Total assets	$16,472,139	$17,321,241

See accompanying Notes to Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	March 31,	June 30,
	2019	2018

Current liabilities:
Revolving credit facility	$410,735	$-
Accounts payable	1,833,469	1,473,618
Other accrued liabilities	1,864,213	1,850,683
Total current liabilities	4,108,417	3,324,301

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 5,213,902 shares issued at March 31, 2019 and June 30, 2018; 4,013,537 shares outstanding at March 31, 2019 and June 30, 2018	52,139	52,139
Additional paid-in capital	48,490,525	48,488,220
Accumulated deficit	(15,198,154)	(13,562,631)
Less treasury stock, at cost; 1,200,365 shares at
March 31, 2019 and June 30, 2018, respectively	(20,980,788)	(20,980,788)
Total stockholders' equity	12,363,722	13,996,940
Total liabilities and stockholders' equity	$16,472,139	$17,321,241

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(UNAUDITED)

	Three Months Ended March 31, 2019
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total

Balance at December 31, 2018	$52,139	$48,489,734	$(15,576,633)	$(20,980,788)	$11,984,452

Stock based compensation	-	791	-	-	791

Net income (loss)	-	-	378,479	-	378,479
Balance at March 31, 2019	$52,139	$48,490,525	$(15,198,154)	$(20,980,788)	$12,363,722

	Three Months Ended March 31, 2018
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total

Balance at December 31, 2017	$52,139	$48,486,743	$(12,518,390)	$(20,980,788)	$15,039,704

Stock based compensation	-	739	-	-	739

Net loss	-	-	(901,037)	-	(901,037)
Balance at March 31, 2018	$52,139	$48,487,482	$(13,419,427)	$(20,980,788)	$14,139,406

	Nine Months Ended March 31, 2019
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total

Balance at June 30, 2018	$52,139	$48,488,220	$(13,562,631)	$(20,980,788)	$13,996,940

Stock based compensation	-	2,305	-	-	2,305

Net loss	-	-	(1,635,523)	-	(1,635,523)
Balance at March 31, 2019	$52,139	$48,490,525	$(15,198,154)	$(20,980,788)	$12,363,722

	Nine Months Ended March 31, 2018
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total

Balance at June 30, 2017	$52,139	$48,485,390	$(11,370,461)	$(20,980,788)	$16,186,280

Stock based compensation	-	2,092	-	-	2,092

Net loss	-	-	(2,048,966)	-	(2,048,966)
Balance at March 31, 2018	$52,139	$48,487,482	$(13,419,427)	$(20,980,788)	$14,139,406

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(1,635,523)	$(2,048,966)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	635,868	703,685
Stock based compensation	2,305	2,092
Provision for doubtful accounts and sales returns and allowances	20,178	(5,124)
Deferred taxes	-	136,386

Changes in operating assets and liabilities:
Accounts receivable	303,444	(363,509)
Inventories	(62,904)	109,399
Income tax receivable	(8,120)	(9,561)
Other current assets	(39,666)	59,304
Accounts payable	359,851	199,544
Other accrued liabilities	13,530	(195,081)
Net cash used in operating activities	(411,037)	(1,411,831)

Cash flows from financing activities:
Borrowings under revolving credit agreement	24,375,484	7,025,454
Payments under revolving credit agreement	(23,964,749)	(6,342,682)
Net cash provided by financing activities	410,735	682,772

Net increase (decrease) in cash and cash equivalents	(302)	(729,059)
Cash and cash equivalents at beginning of period	136,112	995,704
Cash and cash equivalents at end of period	$135,810	$266,645

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

	Sales by Region

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018

Domestic United States	$6,128,063	$6,786,536	$17,819,577	$19,171,616
Europe	327,357	346,449	707,296	1,094,175
Canada	212,219	191,511	585,542	556,133
Latin America	515,753	350,890	1,642,390	1,393,095
Middle East	236,834	180,111	382,845	724,825
Far East	892,044	608,931	2,534,292	2,138,106
Other International	3,757	2,397	19,980	4,330
	$8,316,027	$8,466,825	$23,691,922	$25,082,280

	Sales by Product

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018

Respiratory care products	$2,292,547	$2,225,975	$6,707,384	$6,534,769
Medical gas equipment	4,371,944	4,613,990	12,191,622	13,281,247
Emergency medical products	1,651,536	1,626,860	4,792,916	5,266,264
	$8,316,027	$8,466,825	$23,691,922	$25,082,280

3. Inventories

Inventories are comprised as follows:

	March 31, 2019	June 30, 2018

Work-in progress	$519,288	$388,252
Component parts	7,040,549	6,775,870
Finished goods	1,953,025	2,285,836
Reserve for obsolete and excess
inventories	(1,619,417)	(1,619,417)
	$7,893,445	$7,830,541

4. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic and diluted shares outstanding for the three and nine months ended March 31, 2019 and 2018 were 4,013,537.

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

Stuyvesant Falls Power Litigation. The Company has been involved in litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”), which provides electrical power to the Company’s facility in Stuyvesant Falls, New York, and one other party. The Company maintained in its defense of the lawsuit that it is entitled to a certain amount of free electricity based on covenants running with the land which have been honored for more than a century. After the commencement of the litigation, Niagara began sending invoices to the Company for electricity used at the Company’s Stuyvesant Falls plant. Niagara’s attempts to collect such invoices were stopped in December 2010 by a temporary restraining order. Among other things, Niagara sought as damages the value of electricity received by the Company without charge. The total value of electricity at issue in the litigation was not known with certainty and Niagara alleged different amounts of damages. Niagara alleged in its Second Amended Verified Complaint, dated February 6, 2012, damages of approximately $469,000 in free electricity from May 2003 through May 2010. Niagara also alleged in its Motion For Summary Judgment, filed on March 14, 2014, damages of approximately $492,000 in free electricity from May 2010 through the date of the filing. In April 2015, Allied received an invoice for electrical power at the Stuyvesant Falls plant with an “Amount Due” balance of $696,000 as of March 31, 2015 without any description as to the period of time covered by the invoice.

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

On February 20, 2019, the Company, Niagara and Albany entered into a Final Settlement Agreement pursuant to which the Company agreed, among other things, to cancel and forgo its rights to free power from either Niagara or Albany under the power covenants. The New York State Court of Appeals granted a request of all parties to withdraw the appeal on March 5, 2019 and all parties entered a Stipulation of Discontinuance on March 7, 2019 which discontinued the litigation. By separate agreement, Niagara paid the Company $750,000 as consideration for the Company’s agreements pursuant to the settlement. On March 15, 2019 the Appellate Division of the Supreme Court of New York granted Niagara’s request to withdraw its pending appeal. The matter is now fully concluded.

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

6. Financing

The Company is party to a Loan and Security Agreement with Summit Financial Resources, L.P. (“Summit”), dated effective February 27, 2017, as amended April 16, 2018 and April 24, 2019 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $2,000,000. At March 31, 2019 availability under the agreement was $1,502,130.

The Credit Facility will be available, subject to its terms, on a revolving basis until it expires on February 27, 2021, at which time all amounts outstanding under the Credit Facility will be due and payable. Advances will bear interest at a rate equal to 2.00% in excess of the prime rate as reported in the Wall Street Journal. Interest is computed based on the actual number of days elapsed over a year of 360 days. In addition to interest, the Credit facility requires that the Company pay the lender a monthly administration fee in an amount equal to forty-seven hundredths percent (0.47%) of the average outstanding daily principal amount of loan advances for the each calendar month, or portion thereof.

Regardless of the amount borrowed under the Credit Facility, the Company will pay a minimum amount of .25% (25 basis points) per month on the maximum availability ($5,000 per month). In the event the Company prepays or terminates the Credit Facility prior to February 27, 2021, the Company will be obligated to pay an amount equal to the minimum monthly payment multiplied by the number of months remaining between February 27, 2021 and the date of such prepayment or termination.

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

At March 31, 2019, the Company had $410,735 of indebtedness, including capital lease obligations, short-term debt and long term debt. The prime rate as reported in the Wall Street Journal was 5.50% on March 31, 2019.

The Company was in compliance with all of the covenants associated with the Credit Facility at March 31, 2019.

7. Income Taxes

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Due to the reduction in the cumulative to date loss occurring in the three months ended March 31, 2019, the Company recorded a provision for income taxes of approximately $100,000 along with a reduction in the valuation allowance for a like amount. For the nine months ended March 31, 2019 the Company recorded the tax benefit of cumulative losses incurred to date in the amount of approximately $406,000. As the realization of the tax benefit of the net operating loss incurred to date is not assured an additional valuation allowance of a like amount was recorded.

For the three and nine months ended March 31, 2018 the Company recorded the tax benefit of losses incurred in the amount of approximately $260,000 and $627,000. As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of a like amount was recorded. The total valuation allowance recorded by the Company as of March 31, 2019 and 2018 was approximately $2,606,000 and $2,132,000, respectively.

The Tax Cuts and Jobs Act (“TCJA”) was enacted in the U.S. on December 22, 2017. The TCJA reduced the U.S. federal corporate tax rate from 35% to 21%. As a result of this reduction in rate in the second quarter of the fiscal year ended 2018 the Company recorded a reduction in its recognized deferred tax assets along with a reduction in the valuation allowance. The impact of those adjustments resulted in a net reduction of recognized deferred tax assets and a resultant income tax expense in the amount of $136,386 for the nine-months ended March 31, 2018. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be subject to a valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Allied had net sales of $8.3 million for the three months ended March 31, 2019, down $0.2 million from net sales of $8.5 million in the prior year same quarter. Domestic sales were down 9.7% while international sales, which represented 26.3% of third quarter sales, were up 30.2% from the prior year same quarter.

Orders for the Company’s products for the three months ended March 31, 2019 of $7.9 million were $0.9 million or 10.2% lower than orders for the prior year same quarter of $8.8 million. Domestic orders are down 16.9% over the prior year same quarter, primarily construction products, while international orders, which represented 29.7% of third quarter orders, were 10.8% higher than orders for the prior year same quarter. International sales and orders are subject to fluctuation in international demand. International sales can be impacted by political and economic uncertainty in regions and countries where the Company markets its products.

Gross profit for the three months ended March 31, 2019 was $1.6 million, or 19.3% of net sales, compared to $1.2 million, or 14.1% of net sales, for the three months ended March 31, 2018. The $0.4 million increase in gross profit is partially due to lower fixed manufacturing cost including a $133,000 decrease in fringe benefits, a $35,000 decrease in manufacturing salaries, and a $70,000 decrease in net product warranty and repair cost. In addition, margins improved due to a $26,000 reduction in scrap expense, higher utilization of fixed manufacturing cost and favorable changes in product mix.

Selling, general and administrative expenses for the three months ended March 31, 2019 were $1.9 million compared to $2.1 million for the three months ended March 31, 2018. Personnel cost, primarily salary and fringe benefits, decreased by approximately $74,000. Legal expenses and business taxes are approximately $76,000 lower than in the prior year. Travel expense was $28,000 lower than in the prior year.

Loss from operations was $352,933 for the three months ended March 31, 2019 compared to $887,626 for the three months ended March 31, 2018.

Other income and expenses for the three months ended March 31, 2019 include approximately $750,000 of income realized by the Company as a result of the settlement of litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”), which provides electrical power to the Company’s facility in Stuyvesant Falls, New York, and one other party. See Part II, Item 1 – Legal Proceedings, below, for more information concerning litigation. Interest expense for the three months ended March 31, 2019 was approximately $19,000 compared to interest expense of $13,000 for the three months ended March 31, 2018.

Allied had income before provision for income taxes in the third quarter of fiscal 2019 of $378,479 compared to loss before benefit from income taxes in the third quarter of fiscal 2018 of $901,037. The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the three months ended March 31, 2019 and 2018. Due to the reduction in the cumulative to date loss occurring in the three months ended March 31, 2019, a tax provision in the amount of $100,000 was recorded offset by a reduction in the valuation allowance. In the quarter ended March 31, 2018, the tax benefit of loss incurred in the quarter in the amount of $260,000, was recorded and fully offset by a valuation allowance of equivalent amount. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net income for the third quarter of fiscal 2019 was $378,479 or $0.09 per basic and diluted share compared to net loss of $901,037 or $0.22 per basic and diluted share for the third quarter of fiscal 2018. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the third quarters of fiscal 2019 and 2018 were 4,013,537.

Nine months ended March 31, 2019 compared to nine months ended March 31, 2018

Allied had net sales of $23.7 million for the nine months ended March 31, 2019, down $1.4 million, or 5.6% from net sales of $25.1 million in the prior year same period resulting from lower order levels and a decrease in customer orders released for shipment. Domestic sales were down 7.1% from the prior year same period while international sales were down 0.6% from the prior year same period. International represented 24.8% of sales for the first nine months of fiscal 2019 business.

Orders for the Company’s products for the nine months ended March 31, 2019 of $23.2 million were $1.3 million or 5.3% lower than orders for the prior year same period of $24.5 million. Domestic orders are down 10.8% from the prior year same period while international orders, which represented 27.8% of orders for the first nine months of fiscal 2019, were 13.7% higher than orders for the prior year same period. The level of domestic orders reflects variability across product lines, however the decrease in orders for the first nine months were concentrated in domestic construction products. The international market and the market in domestic construction products do reflect variability across periods. The Company continues to work to improve the sales effort in construction with increased management reporting on sales activity and effectiveness.

Gross profit for the nine months ended March 31, 2019 was $3.6 million, or 15.2% of net sales, compared to $4.5 million, or 17.9% of net sales, for the nine months ended March 31, 2018. The $0.9 million decrease in gross profit is mostly attributable to the $1.4 million decrease in sales. Lower sales and lower production resulted in less utilization of fixed overhead expenses.

Selling, general and administrative expenses for the nine months ended March 31, 2019 were $6.0 million compared to $6.4 million for the nine months ended March 31, 2018. Salaries and benefits are approximately $0.1 million lower than in the prior year, legal expenses were approximately $0.1 million lower and business travel approximately $0.1 million lower.

Loss from operations was $2.3 million for the nine months ended March 31, 2019 compared to $1.9 million for the nine months ended March 31, 2018.

Other income and expenses for the nine months ended March 31, 2019 include approximately $750,000 of income realized by the Company as a result of the settlement of litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”), which provides electrical power to the Company’s facility in Stuyvesant Falls, New York, and one other party. See Part II, Item 1 – Legal Proceedings, below, for more information concerning litigation. Interest expense for the nine months ended March 31, 2019 was approximately $45,000 compared to interest expense of $13,000 for the nine months ended March 31, 2018.

Allied had a loss before provision for income taxes in the first nine months of fiscal 2019 of $1.6 million compared to loss before provision for income taxes in the third quarter of fiscal 2018 of $1.9 million. The Company’s tax provision net of valuation allowance reflects a tax provision of $0 and $136,386 for the nine months ended March 31, 2019 and 2018. In the nine months ended March 31, 2018, the Company revaluated its deferred tax assets, liabilities and valuation allowance to reflect the changes in tax rate occurring in connection with the TCJA. The impact of the revaluation was a current period provision for income taxes in 2018 in the amount of $136,386. In the nine months ended March 31, 2019 and 2018, the tax benefit of losses in the amount of approximately $406,000 and $627,000, respectively were fully offset by a valuation allowance of an equivalent amount. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the nine months ended March 31, 2019 was $1.6 million or $0.41 per basic and diluted share compared to net loss of $2.0 million or $0.51 per basic and diluted share for the first nine months of fiscal 2018. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first nine months of fiscal 2019 and 2018 was 4,013,537.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash, cash equivalents, other items of working capital and available borrowing under the Credit Facility discussed below.

The Company’s working capital was $7.7 million at March 31, 2019 compared to $8.7 million at June 30, 2018. Accounts Receivable decreased by $0.3 million, Accounts Payable increased by $0.4 million and debt increased $0.4 million. During fiscal 2019, these decreases in working capital were partially offset by a $0.1 million increase in Inventory. Accounts Payable and Other Accrued Liabilities are subject to normal fluctuations in purchasing levels and the timing of payments within the quarter. Accounts Receivable was $3.4 million at March 31, 2019, a decrease from $3.7 million at June 30, 2018. Accounts Receivable as measured in days sales outstanding (“DSO”) was 39 DSO at March 31, 2019; a decrease from 41 DSO at June 30, 2018. The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns in order to manage inventory levels.

As of March 31, 2019, the Company was party to a Loan and Security Agreement with Summit Financial Resources, L.P. (“Summit”), dated effective February 27, 2017, as amended April 16, 2018 and April 24, 2019 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $2,000,000.  At March 31, 2019 availability under the agreement was $1,502,130. The increase in availability during the quarter reflects decreased borrowing due to improved cash flow in the quarter. The Company expects that it will use the Credit Facility to finance the Company’s operations in the short term.

The Credit Facility will be available, subject to its terms, on a revolving basis until it expires on February 27, 2021, at which time all amounts outstanding under the Credit Facility will be due and payable. Advances will bear interest at a rate equal to 2.00% in excess of the prime rate as reported in the Wall Street Journal. Interest is computed based on the actual number of days elapsed over a year of 360 days. In addition to interest, the Credit facility requires that the Company pay the lender a monthly administration fee in an amount equal to forty-seven hundredths percent (0.47%) of the average outstanding daily principal amount of loan advances for the each calendar month, or portion thereof.

Regardless of the amount borrowed under the Credit Facility, the Company will pay a minimum amount of .25% (25 basis points) per month on the maximum availability ($5,000 per month). In the event the Company prepays or terminates the Credit Facility prior to February 27, 2021, the Company will be obligated to pay an amount equal to the minimum monthly payment multiplied by the number of months remaining between February 27, 2021 and the date of such prepayment or termination.

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

At March 31, 2019, the Company had $410,735 of indebtedness, including capital lease obligations, short-term debt, and long term debt. The prime rate as reported in the Wall Street Journal was 5.50% on March 31, 2019.

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

The Company was in compliance with all of the covenants associated with the Credit Facility at March 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

At March 31, 2019, the Company had $410,735 debt outstanding. The Credit Facility bears interest at a rate using the Prime Rate, as reported in the Wall Street Journal, as the basis, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at March 31, 2019. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2019, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II.      OTHER INFORMATION

Item 1. Legal Proceedings

Stuyvesant Falls Power Litigation. The Company is currently involved in litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”), which provides electrical power to the Company’s facility in Stuyvesant Falls, New York, and one other party. The Company maintained in its defense of the lawsuit that it is entitled to a certain amount of free electricity based on covenants running with the land which have been honored for more than a century. After the commencement of the litigation, Niagara began sending invoices to the Company for electricity used at the Company’s Stuyvesant Falls plant. Niagara’s attempts to collect such invoices were stopped in December 2010 by a temporary restraining order. Among other things, Niagara sought as damages the value of electricity received by the Company without charge. The total value of electricity at issue in the litigation was not known with certainty and Niagara alleged different amounts of damages. Niagara alleged in its Second Amended Verified Complaint, dated February 6, 2012, damages of approximately $469,000 in free electricity from May 2003 through May 2010. Niagara also alleged in its Motion For Summary Judgment, filed on March 14, 2014, damages of approximately $492,000 in free electricity from May 2010 through the date of the filing. In April 2015, Allied received an invoice for electrical power at the Stuyvesant Falls plant with an “Amount Due” balance of $696,000 as of March 31, 2015 without any description as to the period of time covered by the invoice.

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

On February 20, 2019, the Company, Niagara and Albany entered into a Final Settlement Agreement pursuant to which the Company agreed, among other things, to cancel and forgo its rights to free power from either Niagara or Albany under the power covenants. The New York State Court of Appeals granted a request of all parties to withdraw the appeal on March 5, 2019 and all parties entered a Stipulation of Discontinuance on March 7, 2019 which discontinued the litigation. By separate agreement, Niagara paid the Company $750,000 as consideration for the Company’s agreements pursuant to the settlement. On March 15, 2019 the Appellate Division of the Supreme Court of New York granted Niagara’s request to withdraw its pending appeal. The matter is now fully concluded.

Item 6. Exhibits

(a)     Exhibits:

10.6.2	Second Amendment to Loan and Security Agreement, dated April 24, 2019, by and between the Allied Healthcare Products, Inc. and Summit Financial Resources, L.P. (filed as Exhibit 99.1 to Current Report on Form 8-K filed on April 25, 2019 with event date of April 24, 2019)

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

32.2	Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

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

Date: May 15, 2019

