Form 10-K
period 2019-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2019-09-27
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to_________

Commission File Number 0-19266

ALLIED HEALTHCARE PRODUCTS, INC.

[Exact name of registrant as specified in its charter]

DELAWARE	25-1370721
(State or other jurisdiction of	(I.R.S. employer identification no.)
Incorporation or organization)

1720 Sublette Avenue
St. Louis, Missouri	63110
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code (314) 771-2400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of each exchange
Title of each class	Trading Symbol	on which registered
Common Stock, $.01	AHPI	The NASDAQ Capital Market LLC

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

As of December 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4,075,176. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of September 5, 2019, there were 4,013,537 shares of common stock, $0.01 par value (the “Common Stock”), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be filed within 120 days after June 30, 2019 (portion) (Part III)

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

Markets and Products

In fiscal 2019, respiratory care products, medical gas equipment and emergency medical products represented approximately 29%, 51% and 20%, respectively, of the Company’s net sales. In comparison, in fiscal 2018, respiratory care products, medical gas equipment and emergency medical products represented approximately 27%, 52%, and 21%, respectively, of the Company’s net sales. The Company operates in a single industry segment and its principal products are described in the following table:

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

Demand resuscitation valves are designed to provide 100% oxygen to breathing or non-breathing patients. In an emergency situation they can be used with a mask or tracheotomy tubes and operate from a standard regulated oxygen system. The Company’s portable resuscitation systems provide fast, simple and effective means of ventilating a non-breathing patient during cardiopulmonary resuscitation and 100% oxygen to breathing patients on demand with minimal inspiratory effort. The Company also markets a full line of disposable and reusable bag mask resuscitators, which are available in a variety of adult and child-size configurations. Disposable mouth-to-mask resuscitation systems have the added advantage of reducing the risk of transmission of communicable diseases.

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

Sales and Marketing

Allied sells its products primarily to hospitals, hospital equipment dealers, hospital construction contractors, home health care dealers, emergency medical products dealers and others. The Company maintains a sales force of 13 sales professionals, all of whom are full-time employees of the Company.

The sales force includes four domestic hospital, homecare and emergency specialists, four domestic construction specialists, and three international sales representatives. A total of two sales managers lead the sales groups.

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

The Company’s international specialists sell all Allied products within their territory. Allied’s net sales to foreign markets totaled 25% of total net sales in fiscal 2019, 24% in 2018 and 22% in 2017. International sales are made through a network of dealers, agents and U.S. exporters who distribute the Company’s products throughout the world. Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East.

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

During fiscal year 2019 the research and development group released a new construction manifold and new dual port zone valve boxes.

The group is actively working on other products that were not released during the fiscal year 2019.

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

Patents which will expire in the period of 2019 to 2036 in the aggregate are believed to be of material importance in the operation of Allied’s business. Allied believes no single patent, except that related to Litholyme®, is material in relation to Allied’s future business as a whole. Although the expiration of an individual patent may lead to increased competition, other factors such as a competitor’s need to obtain regulatory approvals prior to marketing a competitive product and the nature of the market, may allow Allied to continue to have commercial advantages after the expiration of the patent.

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

Employees

At June 30, 2019, the Company had approximately 181 full-time employees. Approximately 108 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2021.

Information about our Executive Officers

This section provides information regarding the executive officers of the Company who are appointed by and serve at the pleasure of the Board of Directors:

Name	Age	Position
Earl R. Refsland	76	Director, President and Chief Executive Officer (1)
Andrew D. Riley	43	Vice President of Operations (2)
Daniel C. Dunn	59	Vice President of Finance, Chief Financial Officer, Secretary & Treasurer (3)

(1)	Mr. Refsland has been Director, President and Chief Executive Officer of the Company since September, 1999.

(2)	Mr. Riley has been Vice President — Operations since July, 2014. He previously held the position of Director of Operations and Plant Manager from January 2012 to July 2014. Prior to that time, Mr. Riley held multiple leadership positions at Owens Corning from 2005 to 2012.

(3)	Mr. Dunn has been Vice President — Finance, Chief Financial Officer, Secretary and Treasurer since July, 2001. He previously held the position of Director of Finance at MetalTek International from 1998 to 2001. Prior to that time, Mr. Dunn held the position of Corporate Controller at Allied Healthcare Products, Inc. from 1994 to 1998.

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

To effectively compete, we must be able to invest in the development of new products to add to our product portfolio and on the development of enhancements to our existing products. Product development involves substantial expense and we cannot be certain that a completed product will generate sufficient revenue for our business to justify the resources that we devote to research and development related to such product. The time and expense required to develop new products and product enhancements is difficult to predict and we cannot assure you that we will succeed in developing, introducing and marketing new products and product enhancements. Our operating losses and negative cash flow impede our ability to invest in the development of new products and enhancements to existing products. Our inability to successfully develop and introduce new or enhanced products on a timely basis or at all, or to achieve market acceptance of such products, could materially impair our business.

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

We have a history of net losses in fiscal 2017, 2018 and 2019 and we may not be able to return to profitability in the future, which may cause the market price of our common stock to decline.

We have a history of net losses. We reported a net loss of $2.1 million in fiscal 2017, a net loss of $2.2 million in fiscal 2018 and a net loss of $2.1 million in fiscal 2019. We will need to generate and sustain increased sales levels in the future to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. There is no guarantee that we will be successful in our efforts to return to profitability. We may also incur losses in the future for a number of reasons, including the other risks described in this Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease. If we continue to experience operating losses and we are not able to generate additional liquidity through other means, then our liquidity needs may exceed availability under our credit facility, and we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our access to raw materials or services that are important to the operation of our business.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company’s headquarters are located in St. Louis, Missouri and the Company maintains manufacturing facilities in Missouri and New York. Set forth below is certain information with respect to the Company’s manufacturing facilities at June 30, 2019.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Allied Healthcare Products, Inc. trades on the NASDAQ Capital Market under the symbol AHPI. As of September 5, 2019, there were 30 record owners of the Company’s common stock. The following tables summarize information with respect to the high and low prices for the Company’s common stock as listed on the NASDAQ Global or Capital Market for each quarter of fiscal 2019 and 2018, respectively. The Company currently does not pay, and in the most recent fiscal years has not paid, any dividend on its common stock.

Common Stock Information

2019	High	Low	2018	High	Low
September quarter	$3.05	$2.03	September quarter	$2.91	$1.80
December quarter	$2.80	$1.62	December quarter	$3.75	$1.78
March quarter	$2.17	$1.69	March quarter	$5.25	$1.72
June quarter	$2.08	$1.43	June quarter	$3.48	$2.31

Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to the Company’s proxy statement for the 2019 annual meeting of stockholders, which will be filed within 120 days after June 30, 2019.

Item 6. Selected Financial Data

(In thousands, except per share data)
Year ended June 30,	2019	2018	2017	2016	2015
Statement of Operations Data
Net sales	$31,382	$33,760	$33,512	$35,952	$35,462
Cost of sales	26,343	27,309	26,956	28,593	28,392
Gross profit	5,039	6,451	6,556	7,359	7,070
Selling, general and administrative expenses	7,813	8,446	8,608	9,279	8,763
Loss from operations	(2,774)	(1,995)	(2,052)	(1,920)	(1,693)
Interest expense	56	24	-	-	-
Interest income	-	-	(1)	(3)	(3)
Legal settlement	(750)	-	-	-	-
Other, net	-	-	1	87	70
Loss before provision for
(benefit from) income taxes	(2,080)	(2,019)	(2,052)	(2,004)	(1,760)
Provision for (benefit from) income taxes	29	173	37	301	17
Net loss	$(2,109)	$(2,192)	$(2,089)	$(2,305)	$(1,777)
Basic loss per share	$(0.53)	$(0.55)	$(0.52)	$(0.57)	$(0.44)
Diluted loss per share	$(0.53)	$(0.55)	$(0.52)	$(0.57)	$(0.44)
Basic weighted average common shares outstanding	4,014	4,014	4,014	4,014	4,014
Diluted weighted average common shares outstanding	4,014	4,014	4,014	4,014	4,014

(In thousands)
June 30,	2019	2018	2017	2016	2015
Balance Sheet Data
Working capital	$7,387	$8,653	$9,748	$10,736	$11,618
Total assets	15,454	17,321	19,637	22,478	24,222
Stockholders' equity	11,890	13,997	16,186	18,272	20,693

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company manufactures and markets respiratory products, including respiratory care products, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts and percentages of net sales attributable to respiratory care products, medical gas equipment and emergency medical products for the fiscal years ended June 30, 2019, 2018, and 2017.

	Dollars in thousands
Year ended June 30,	2019
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$8,993	28.7%
Medical gas equipment	16,032	51.1%
Emergency medical products	6,357	20.2%
Total	$31,382	100.0%

	Dollars in thousands
Year ended June 30,	2018
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$9,038	26.8%
Medical gas equipment	17,645	52.2%
Emergency medical products	7,077	21.0%
Total	$33,760	100.0%

	Dollars in thousands
Year ended June 30,	2017
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$9,106	27.2%
Medical gas equipment	17,660	52.7%
Emergency medical products	6,746	20.1%
Total	$33,512	100.0%

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by the various income and expense categories reflected in the Company’s Statement of Operations.

Year ended June 30,	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of sales	83.9	80.9	80.4
Gross profit	16.1	19.1	19.6

Selling, general and administrative expenses	24.9	25.0	25.7
Loss from operations	(8.8)	(5.9)	(6.1)
Interest expense	0.2	0.1	0.0
Legal settlement	(2.4)	0.0	0.0
Other, net	0.0	0.0	0.0
Loss before provision for income taxes	(6.6)	(6.0)	(6.1)
Provision for income taxes	0.1	0.5	0.1
Net loss	(6.7)%	(6.5)%	(6.2)%

Critical Accounting Policies

Revenue recognition:

The Company’s revenues are derived primarily from the sales of respiratory products, medical gas equipment and emergency medical products. The products are generally sold directly to distributors, customers affiliated with buying groups, individual customers and construction contractors, throughout the world.

The Company recognizes revenue from product sales upon satisfaction of its performance obligation which occurs on the transfer of control of the product, which is generally upon shipment or delivery, depending on the delivery terms set forth in the customer contract. Payment terms between Allied and its customers vary by the type of customer, country of sale, and the products offered. The term between invoicing and the payment due date is not significant.

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

The Company regularly analyzes the historical rebate trends and adjusts reserves for changes in trends and terms of rebate programs. Historically, adjustments to prior years’ rebate accruals have not been material to net income.

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

The Company does not allocate transaction price as the Company has only one performance obligation and its contracts do not span multiple periods. All taxes imposed on and concurrent with revenue producing transactions and collected by the Company are excluded from the measurement of transaction price.

Inventory reserve for obsolete and excess inventory:

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. This analysis considers those identified inventory items to determine, in management’s best estimate, if parts can be used beyond one year, if there are alternate uses or at what values such parts may be disposed for. At June 30, 2019 and 2018, inventory is recorded net of a reserve for obsolete and excess inventory of $1.8 million and $1.6 million, respectively.

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

In light of its history of operating losses the Company does not rely on the existence of future taxable income as it currently cannot conclude future taxable income is likely to occur. The Company does rely on reversals of existing temporary deferred tax liabilities and tax planning strategies to the extent available to support the value of its existing deferred tax assets. The tax planning strategies available to the Company that it would use rather than allow the tax benefits of net operating loss carryovers to expire include the revocation of the LIFO method inventory and the recognition of a gain on the sale of the Company’s excess land in Stuyvesant Falls, New York. As of June 30, 2019, the Company’s deferred tax assets exceeded the amount supportable through reversals of existing deferred tax liabilities and tax planning strategies and a valuation allowance has been recorded for this amount.

Accounts receivable net of allowances:

Accounts receivable are recorded net of an allowance for doubtful accounts, which is determined based on an analysis of past due accounts including accounts placed with collection agencies, and an allowance for returns and credits, which is based on historical analysis of credit memo data and returns. The Company maintains an allowance for doubtful accounts to reflect the uncollectibility of accounts receivable based on past collection history and specific risks indentified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. At June 30, 2019 and 2018, accounts receivable is recorded net of allowances of $170,000.

Valuation of Long-Lived Assets:

The impairment of long-lived assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable. This assessment is based on management’s expectations and judgments regarding future business and economic conditions, future market values and disposal costs. Actual results and events could differ significantly from management’s estimates. Based upon our most recent analysis, we believe that no impairment exists at June 30, 2019. There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

Self-insurance:

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2019 and 2018, the Company had approximately $210,000 and $180,000, respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

Share Based Compensation:

Allied calculates share based compensation using the Black-Sholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. For the twelve-month periods ended June 30, 2019, 2018, and 2017, Allied recorded approximately $3,000, $3,000 and $2,000, respectively, in share-based employee compensation. This compensation cost is included in the general and administrative expenses in the accompanying Statements of Operations.

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

Fiscal 2019 Compared to Fiscal 2018

The Company had a loss of $2.1 million before taxes for fiscal 2019, compared to a loss of $2.0 million before taxes for fiscal 2018. It recorded an income tax provision of $29,448 in fiscal 2019, compared to an income tax provision of $173,038 in fiscal 2018.

Net sales for fiscal 2019 of $31.4 million were $2.4 million or 7.1% less than net sales of $33.8 million in fiscal 2018. Domestically, sales decreased by $2.2 million dollars. The decrease in domestic sales was largely attributable to declines in sales of construction products. The Company continues to evaluate and strengthen its sales strategy in this market. Internationally, sales decreased by $0.2 million. International business is dependent upon hospital construction projects, and the development of medical facilities and emergency services in those regions in which the Company operates, as well as the economic and political climates in those international markets.

Orders for the Company’s products for the year ended June 30, 2019 of $31.5 million were $1.3 million or 4.0% lower than orders for the year ended June 30, 2018 of $32.8 million. Customer purchase order releases for the year ended June 30, 2019 were $30.9 million or 5.2% lower than customer purchase order releases of $32.6 million for the year ended June 30, 2018. Customer purchase order releases depend on the scheduling practices of individual customers and the status of construction projects.

Respiratory care product sales, which include homecare products, were $9.0 million in fiscal 2019 and 2018. Respiratory care products also include carbon dioxide absorbents. For the year ended June 30, 2019 and 2018 the Company had carbon dioxide absorbent sales of Carbolime® and Litholyme® of $4.2 million and $3.9 million, respectively.

Medical gas equipment sales, which include construction products, of $16.0 million in fiscal 2019 were approximately $1.6 million, or 9.1% lower than prior year levels of $17.6. The decrease in domestic sales was largely attributable to declines in sales of construction products. The Company continues to evaluate and strengthen its sales strategy in this market.

Emergency medical product sales in fiscal 2019 of $6.4 million were $0.7 million or 9.9% lower than fiscal 2018 sales of $7.1 million. International sales of emergency medical products decreased by 28.0% from the prior year while domestic sales decreased by 0.7%.

International sales, which are included in the product lines discussed above, decreased $0.2 million, or 2.5%, to $7.8 million in fiscal 2019 compared to sales of $8.0 million in fiscal 2018.

Gross profit in fiscal 2019 was $5.0 million, or 15.9% of sales, compared to a gross profit of $6.5 million, or 19.2% of sales in fiscal 2018. Gross profit was primarily unfavorably impacted by the decrease in sales during the period. The decrease in sales and production resulted in less effective utilization of fixed overhead cost. Manufacturing overhead spending increased by $52,000 for the year.

The Company did not invest in capital expenditures in fiscal 2019 and fiscal 2018. The Company continues to control cost and actively pursue methods to reduce its costs through process changes, and purchasing initiatives.

Selling, General, and Administrative (“SG&A”) expenses for fiscal 2019 were $7.8 million compared to SG&A expenses of $8.4 million in fiscal 2018. Personnel cost, primarily salaries and fringe benefits, decreased by approximately $0.1 million, business travel decreased by approximately $0.1 million, and legal fees decreased by $0.2 million.

Interest income in fiscal 2019 was $138 compared to interest income of $288 in fiscal 2018. Interest expense in fiscal 2019 was $56,223 compared to interest expense of $23,569 in fiscal 2018.

Other income and expenses in fiscal 2019 include $750,000 of income realized by the Company as a result of the settlement of litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”), which provides electrical power to the Company’s facility in Stuyvesant Falls, New York, and one other party. See Part II, Item 1 – Legal Proceedings, below, for more information concerning litigation.

The Company’s effective tax rate in 2019 was a provision of 1.4% compared to a provision of 8.6% in 2018. The decrease in the effective tax rate in 2019was attributable to changes in the valuation allowance for indefinite lived deferred tax assets and a reduction value in the value attributable to the tax planning strategies recorded in fiscal 2018 as a result of the Tax Cuts and Jobs Act of 2017.

The realization of the Company’s deferred tax assets have been based on the reversal of existing temporary deferred tax liabilities and tax planning strategies and to the extent those items are not sufficient to support the value of recorded deferred tax assets a valuation allowance is recorded. For the year ended June 30, 2017 the Company recorded an additional allowance of $739,578. For the year ended June 30, 2018 the Company recorded a $352,727 reduction to the allowance. The reduction was caused by a decrease in the allowance of $1,080,362 due to a reduction in federal rates expected to be in effect at reversal. The reduced rates are as a result of the Tax Cuts and Jobs Act of 2017. This reduction was offset by a $727,635 increase in the valuation allowance reflecting the impact of 2018 additions to deferred tax assets not supported by deferred tax liabilities or tax planning strategies. For the year ended June 30, 2019 the Company recorded an additional allowance of $536,240. To the extent that the Company’s losses continue, the tax benefit of those losses would be fully offset by a valuation allowance.

Net loss in fiscal 2019 was $2.1 million or $0.53 per basic and diluted earnings per share, a decrease from a net loss of $2.2 million, or $0.55 per basic and diluted earnings per share in fiscal 2018. In 2019 and 2018 the weighted number of shares used in the calculation of basic and diluted earnings per share was 4,013,537.

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

Gross profit in fiscal 2018 was $6.5 million, or 19.2% of sales, compared to a gross profit of $6.6 million, or 19.7% of sales in fiscal 2017. The decrease in the gross margin reflects an increase in the cost of raw materials in 2018.

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

The realization of the Company’s deferred tax assets have been based on the reversal of existing temporary deferred tax liabilities and tax planning strategies and to the extent those items are not sufficient to support the value of recorded deferred tax assets a valuation allowance is recorded. For the year June 30, 2017 the Company recorded an additional allowance of $739,578. For the year ended June 30, 2018 the Company recorded a $352,727 reduction to the allowance. The reduction was caused by a decrease in the allowance of $1,080,362 due to a reduction in federal rates expected to be in effect at reversal. The reduced rates are as a result of the Tax Cuts and Jobs Act of 2017. This reduction was offset by a $727,635 increase in the valuation allowance reflecting the impact of 2018 additions to deferred tax assets not supported by deferred tax liabilities or tax planning strategies. To the extent that the Company’s losses continue, the tax benefit of those losses would be fully offset by a valuation allowance.

Net loss in fiscal 2018 was $2.2 million or $0.55 per basic and diluted earnings per share, an increase from a net loss of $2.1 million, or $0.52 per basic and diluted earnings per share in fiscal 2017. In 2018 and 2017 the weighted number of shares used in the calculation of basic and diluted earnings per share was 4,013,537.

Financial Condition, Liquidity and Capital Resources

The following table sets forth selected information concerning Allied's financial condition at June 30:

Dollars in thousands	2019	2018	2017
Cash & cash equivalents	$195	$136	$996
Working Capital	$7,387	$8,653	$9,748
Total Debt	$-	$-	$-
Current Ratio	3.07:1	3.60:1	3.83:1

The Company’s working capital was $7.4 million at June 30, 2019 compared to $8.7 million at June 30, 2018. Accounts receivable decreased by $0.6 million, Inventory decreased by $0.5 million and accrued liabilities increased by $0.2 million. Accounts receivable as measured in days sales outstanding (“DSO”) is 39 DSO at June 30, 2019, down from 41 DSO at June 30, 2018. The Company does adjust product forecast, order quantities, and safety stock based on changes in demand patterns in order to manage inventory levels.

The net increase in cash for the fiscal year ended June 30, 2019 was $0.1 million. The net decrease in cash for the fiscal year ended June 30, 2018 was $0.9 million. Cash flows provided by operating activities for the fiscal year ended June 30, 2019 consisted of a decrease in accounts receivable of $0.6 million and decrease in Inventory of $0.5 million. These cash flows were offset by a net loss of $2.1 million, supplemented by $0.8 million in non-cash charges for amortization and depreciation.

Cash flows used in operating activities for the fiscal year ended June 30, 2018 consisted of a net loss of $2.2 million and a $0.4 million increase in accounts receivable. These uses were offset by $0.9 million in non-cash charges to operations for amortization and depreciation, and deferred taxes of $0.2 million and a decrease in Inventory of $0.7 million.

As of June 30, 2019, the Company was party to a Loan and Security Agreement with North Mill Capital, LLC (“North Mill”), as successor in interest to Summit Financial Resources, L.P., dated effective February 27, 2017, as amended April 16, 2018 and April 24, 2019 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $2,000,000.  At June 30, 2019 availability under the agreement was $1,339,266.

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

Under the Credit Agreement, advances are generally subject to customary borrowing conditions and to North Mill’s sole discretion to fund the advances. The Credit Agreement also contains covenants with which the Company must comply during the term of the Credit Facility. Among other things, such covenants require the Company to maintain insurance on the collateral, operate in the ordinary course and not engage in a change of control, dissolve or wind up the Company.

The Credit Agreement also contains certain events of default including, without limitation: the failure to make payments when due; the material breach of representations or warranties contained in the Credit Agreement or other loan documents; cross-default with other indebtedness of the Company; the entry of judgments or fines that may have a material adverse effect on the Company; failure to comply with the observance or performance of covenants contained in the Credit Agreement or other loan documents; insolvency of the Company, appointment of a receiver, commencement of bankruptcy or other insolvency proceedings; dissolution of the Company; the attachment of any state or federal tax lien; attachment or levy upon or seizure of the Company’s property; or any change in the Company’s condition that may have a material adverse effect. After an event of default, and upon the continuation thereof, the principal amount of all loans made under the Credit Facility would bear interest at a rate per annum equal to 20.00% above the otherwise applicable interest rate (provided, that the interest rate may not exceed the highest rate permissible under law), and North Mill would have the option to accelerate maturity and payment of the Company’s obligations under the Credit Facility.

At June 30, 2019 and 2018, the Company had no aggregate indebtedness, including capital lease obligations, short-term debt, and long term debt. The prime rate as reported in the Wall Street Journal was 5.50% on June 30, 2019.

The Company was in compliance with all of the covenants associated with the Credit Facility at June 30, 2019.

The following table summarizes the Company’s contractual obligations at June 30, 2019:

Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-Term Debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	$74,532	$74,532	$-	-	-
Unconditional Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations	-	-	-	-	-
Total Contractual Cash Obligations	$74,532	$74,532	$-	$-	$-

Capital expenditures were approximately $0, $0, and $21,000 in fiscal 2019, 2018, and 2017, respectively. The Company believes that cash flows from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures of $0.2 million in 2020.

At June 30, 2019, the Company had no outstanding debt, however during fiscal 2019 the Company had borrowings and repayments under the Credit Agreement of $32.2 million. Our cash flows from operations was $59,342 in fiscal 2019 and were negative in fiscal years 2018 and 2017. Our cash flows may be further negatively impacted by decreases in sales, market conditions, and adverse changes in working capital. While we believe that our borrowing capacity under the Credit Agreement provides sufficient financial flexibility, continued negative cash flows could negatively affect our ability to access the Credit Agreement or to repay amounts borrowed and we might need to secure additional sources of funds, which may or may not be available to us.

In fiscal 2018 the Company had borrowings and repayments under the Credit Agreement of $14.8 million. In fiscal 2017 there were no borrowings or repayments under the Credit Agreement.

In 2019, inflation in the price of raw materials and purchased components negatively impacted earnings by approximately $0.1 million dollars. While the Company did not experience a material direct impact in 2019 of changes in trade policy or tariffs, the Company believes a portion of its increased raw materials costs were due to tariffs imposed on steel and aluminum imports. The Company makes its foreign sales in U.S. dollars and, accordingly, sales proceeds are not affected by exchange rate fluctuations. However, fluctuations in exchange rates can affect the price of our products in local currency, which does impact the pace of incoming orders.

Quarterly Results

The following table sets forth selected operating results for the eight quarters ended June 30, 2019. The information for each of these quarters is unaudited, but includes all normal recurring adjustments which the Company considers necessary for a fair presentation thereof. These operating results, however, are not necessarily indicative of results for any future period. Further, operating results may fluctuate as a result of the timing of orders, the Company’s product and customer mix, the introduction of new products by the Company and its competitors, and overall trends in the health care industry and the economy. While these patterns have an impact on the Company’s quarterly operations, the Company is unable to predict the extent of this impact in any particular period.

Dollars in thousands, except per share data

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Three months ended,	2019	2019	2018	2018	2018	2018	2017	2017
Net sales	$7,690	$8,316	$8,107	$7,269	$8,677	$8,467	$8,719	$7,897

Gross profit	1,405	1,550	1,205	879	1,951	1,233	1,909	1,357

Loss from operations	(433)	(353)	(762)	(1,226)	(97)	(888)	(244)	(767)

Net income (loss)	(474)	378	(779)	(1,235)	(143)	(901)	(381)	(767)

Basic earnings (loss) per share	(0.12)	0.09	(0.19)	(0.31)	(0.04)	(0.22)	(0.09)	(0.19)

Diluted earnings (loss) per share	(0.12)	0.09	(0.19)	(0.31)	(0.04)	(0.22)	(0.09)	(0.19)

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2019, the Company did not have any debt outstanding. The revolving credit facility bears an interest rate using the prime rate as reported in the Wall Street Journal as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at June 30, 2019. Allied has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 8. Financial Statements and Supplementary Data

The following described financial statements of Allied Healthcare Products, Inc. are included in response to this item:

Report of Independent Registered Public Accounting Firm.

Statement of Operations for the fiscal years ended June 30, 2019, 2018 and 2017.

Balance Sheet for the fiscal years ended June 30, 2019 and 2018.

Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2019, 2018 and 2017.

Statement of Cash Flows for the fiscal years ended June 30, 2019, 2018 and 2017.

Notes to Financial Statements.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Allied Healthcare Products, Inc.

Opinion On The Financial Statements

We have audited the accompanying balance sheet of Allied Healthcare Products, Inc. (the Company) as of June 30, 2019 and 2018 and the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of Allied Healthcare Products, Inc. as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

St. Louis, Missouri

September 27, 2019

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

Year ended June 30,	2019	2018	2017
Net sales	$31,381,521	$33,759,953	$33,512,030
Cost of sales	26,342,894	27,309,511	26,956,340
Gross profit	5,038,627	6,450,442	6,555,690

Selling, general and administrative expenses	7,812,649	8,446,056	8,607,584
Loss from operations	(2,774,022)	(1,995,614)	(2,051,894)

Other (income) expenses:
Interest expense	56,223	23,569	-
Interest income	(138)	(288)	(1,445)
Legal settlement	(750,000)	-	-
Other, net	130	237	1,717
	(693,785)	23,518	272

Loss before provision for income taxes	(2,080,237)	(2,019,132)	(2,052,166)
Provision for income taxes	29,448	173,038	36,500
Net loss	$(2,109,685)	$(2,192,170)	$(2,088,666)

Basic loss per share:	$(0.53)	$(0.55)	$(0.52)
Diluted loss per share:	$(0.53)	$(0.55)	$(0.52)
Weighted average shares outstanding – Basic	4,013,537	4,013,537	4,013,537
Weighted average shares outstanding – Diluted	4,013,537	4,013,537	4,013,537

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

	June 30, 2019	June 30, 2018
ASSETS

Current assets:
Cash and cash equivalents	$195,454	$136,112
Accounts receivable, net of allowances of $170,000	3,165,289	3,747,993
Inventories, net	7,333,095	7,830,541
Income tax receivable	12,178	12,178
Other current assets	244,908	250,605
Total current assets	10,950,924	11,977,429

Property, plant and equipment, net	4,001,081	4,823,149
Deferred income taxes	501,891	520,663
Total assets	$15,453,896	$17,321,241

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,469,232	$1,473,618
Other accrued liabilities	2,094,312	1,850,683
Total current liabilities	3,563,544	3,324,301

Commitments and contingencies (Notes 4 and 9)

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 5,213,902 shares issued at June 30, 2019 and June 30, 2018; 4,013,537 shares outstanding at June 30, 2019 and June 30, 2018	52,139	52,139
Additional paid-in capital	48,491,317	48,488,220
Accumulated deficit	(15,672,316)	(13,562,631)
Less: treasury stock, at cost; 1,200,365 shares at
June 30, 2019 and 2018	(20,980,788)	(20,980,788)
Total stockholders' equity	11,890,352	13,996,940
Total liabilities and stockholders' equity	$15,453,896	$17,321,241

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance, June 30, 2016	$52,139	$48,482,899	$(9,281,795)	$(20,980,788)	$18,272,455

Stock based compensation	-	2,491	-	-	2,491

Net loss for the year ended June 30, 2017	-	-	(2,088,666)	-	(2,088,666)
Balance, June 30, 2017	52,139	48,485,390	(11,370,461)	(20,980,788)	16,186,280

Stock based compensation	-	2,830	-	-	2,830

Net loss for the year ended June 30, 2018	-	-	(2,192,170)	-	(2,192,170)
Balance, June 30, 2018	52,139	48,488,220	(13,562,631)	(20,980,788)	13,996,940

Stock based compensation	-	3,097	-	-	3,097

Net loss for the year ended June 30, 2019	-	-	(2,109,685)	-	(2,109,685)
Balance, June 30, 2019	$52,139	$48,491,317	$(15,672,316)	$(20,980,788)	$11,890,352

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

Year ended June 30,	2019	2018	2017
Cash flows from operating activities:
Net loss	$(2,109,685)	$(2,192,170)	$(2,088,666)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	822,068	931,408	1,090,126
Stock based compensation	3,097	2,830	2,491
Provision for doubtful accounts and sales returns and allowances	19,649	(12,118)	10,538
Deferred tax provision	18,772	163,100	29,201

Changes in operating assets and liabilities:
Accounts receivable	563,055	(373,437)	721,486
Inventories	497,446	681,413	363,316
Income tax receivable	-	377	-
Other current assets	5,697	65,073	(59,967)
Accounts payable	(4,386)	33,215	(424,200)
Other accrued liabilities	243,629	(159,283)	(331,236)
Net cash provided by (used in) operating activities	59,342	(859,592)	(686,911)

Cash flows from investing activities:
Capital expenditures	-	-	(21,048)
Net cash used in investing activities	-	-	(21,048)

Cash flows from financing activities:
Borrowings under revolving credit agreement	32,176,067	14,774,091	-
Payments under revolving credit agreement	(32,176,067)	(14,774,091)	-
Net cash provided by financing activities	-	-	-

Net increase (decrease) in cash and cash equivalents	59,342	(859,592)	(707,959)
Cash and cash equivalents at beginning of year	136,112	995,704	1,703,663
Cash and cash equivalents at end of year	$195,454	$136,112	$995,704

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$10,675	$9,561	$7,298
Interest	$56,223	$23,569	$-

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization

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

The results for reporting periods beginning after July 1, 2018, are presented in accordance with the new standard, although comparative information has not been restated and continues to be reported under the accounting standards and policies in effect for those periods. The adoption of this standard did not have a material impact on the amount of revenue recognized by the Company as it sells finished products and recognizes revenue at the point of sale or delivery and the timing of revenue recognition has not changed with the adoption of the new standard.

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

Revenue recognition

The Company’s revenues are derived primarily from the sales of respiratory products, medical gas equipment and emergency medical products. The products are generally sold directly to distributors, customers affiliated with buying groups, individual customers and construction contractors, throughout the world.

The Company recognizes revenue from product sales upon satisfaction of its performance obligation which occurs on the transfer of control of the product, which is generally upon shipment or delivery, depending on the delivery terms set forth in the customer contract. Payment terms between Allied and its customers vary by the type of customer, country of sale, and the products offered. The term between invoicing and the payment due date is not significant.

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

The Company regularly analyzes the historical rebate trends and adjusts reserves for changes in trends and terms of rebate programs. Historically, adjustments to prior years’ rebate accruals have not been material to net income.

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

The Company does not allocate transaction price as the Company has only one performance obligation and its contracts do not span multiple periods. All taxes imposed on and concurrent with revenue producing transactions and collected by the Company are excluded from the measurement of transaction price.

Marketing and Advertising Costs

Promotional and advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Statement of Operations. Advertising expenses for the years ended June 30, 2019, 2018 and 2017 were $0, $2,000, and $5,550, respectively.

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

Accounts receivable and concentrations of credit risk

Accounts receivable are recorded at the invoiced amount. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses based on past experience and an analysis of current amounts due, and historically such losses have been within management's expectations. The Company maintains an allowance for doubtful accounts to reflect the uncollectibility of accounts receivable based on past collection history and specific risks indentified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. The Company’s customers can be grouped into three main categories: medical equipment distributors, construction contractors and health care institutions. At June 30, 2019, the Company believes that it has no significant concentration of credit risk.

Inventories

Inventories are stated at the lower of cost, determined using the last-in, first-out (“LIFO”) method, or market. If the first-in, first-out method (which approximates replacement cost) had been used in determining cost, inventories would have been $2,308,377 and $2,376,537 higher at June 30, 2019 and 2018, respectively. Changes in the LIFO reserve are included in cost of sales. Cost of sales was reduced by $120,965, $242,885, and $90,510 in fiscal 2019, 2018, and 2017 respectively, as a result of LIFO liquidations. Costs in inventory include raw materials, direct labor and manufacturing overhead.

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. The reserve for obsolete and excess inventory was $1,800,935 and $1,619,417 at June 30, 2019 and 2018, respectively.

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

Impairment of long-lived assets

The Company evaluates impairment of long-lived assets under the provisions of ASC Topic 360: “Property, Plant and Equipment.” ASC 360 provides a single accounting model for long-lived assets to be disposed of and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under ASC 360, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss will be recognized. No impairment losses of long-lived assets or identifiable intangibles were recorded by the Company for fiscal years ended June 30, 2019, 2018, and 2017.

Collective Bargaining Agreement

At June 30, 2019, the Company had approximately 181 full-time employees. Approximately 108 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2021.

Self-insurance

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2019 and 2018, the Company had $210,000 and $180,000 respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

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

The Company recognizes tax liabilities when, despite the Company’s belief that its tax return positions are supportable, the Company believes that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. To the extent the Company deems it necessary to record a liability for its tax positions, the current portion of the liability is included in income taxes payable and the noncurrent portion is included in other liabilities on the balance sheet. If upon the final tax outcome of these matters the ultimate liability is different than the amounts recorded, such differences are reflected in income tax expense in the period in which such determination is made. The Company files a federal and multiple state income tax returns. With few exceptions the Company’s federal and state income tax returns are open for fiscal years ending after June 30, 2016.

The Company classifies interest expenses on taxes payable as interest expense. Penalties are classified as a component of other expenses.

Research and development costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses for the years ended June 30, 2019, 2018 and 2017 were $459,455, $472,077, and $410,458, respectively.

Earnings per share

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The weighted average number of basic and diluted shares outstanding for the years ended June 30, 2019, 2018 and 2017 was 4,013,537 shares. The dilutive effect of the Company's employee and director stock option plans are determined by use of the treasury stock method. There are no potential common shares excluded from the calculation of net loss per share, as their effect would be anti-dilutive for the years ended June 30, 2019, 2018 and 2017 respectively.

The following information is necessary to calculate earnings per share for the periods presented:

Year ended June 30,	2019	2018	2017
Net loss, as reported	$(2,109,685)	$(2,192,170)	$(2,088,666)

Weighted average common shares outstanding	4,013,537	4,013,537	4,013,537
Effect of dilutive stock options	-	-	-
Weighted average diluted common shares outstanding	4,013,537	4,013,537	4,013,537

Net loss per common share
Basic	$(0.53)	$(0.55)	$(0.52)
Diluted	$(0.53)	$(0.55)	$(0.52)

Employee stock options excluded from computation of diluted income per share amounts because their effect would be anti-dilutive	-	-	-

Employee stock-based compensation

The company follows the provisions of ASC Topic 718: “Compensation – Stock Compensation”, which sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of the stock options and other equity-based compensation.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions utilized in the Black-Scholes option pricing model for options granted during the fiscal years ended June 30, 2019, 2018 and 2017.

	2019	2018	2017

Weighted-average fair value	$1.06	$0.99	$0.86
Weighted-average volatility	48%	44%	37%
Weighted-average expected life (in years)	6.0	6.0	6.0
Weighted-average risk-free interest rate	3.03%	2.11%	1.74%
Dividend yield	0%	0%	0%

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

Share-based compensation expense included in the Statement of Operations for the fiscal years ended June 30, 2019, 2018 and 2017 was approximately $3,000, $3,000 and $2,000, respectively. Unrecognized shared-based compensation cost related to unvested stock options as of June 30, 2019 amounts to approximately $1,000. The cost is expected to be recognized over the next fiscal year.

The Company recognized an income tax benefit for share-based compensation arrangements of approximately $1,000 for the years ended June 30, 2017, 2018 and 2019, all of which were fully offset by an increase in the deferred tax asset valuation allowance.

No stock options were exercised during fiscal years 2019, 2018 and 2017.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months and disclose key information about leasing arrangements. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The update is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company will apply the new guidance effective July 1, 2019.  The Company has substantially completed its assessment of the new guidance and the adoption of this guidance, including the cumulative effect of any adjustment to the opening balance of retained earnings and does not believe it will have a material impact to its financial statements.

3.	Financing

The Company is party to a Loan and Security Agreement with North Mill Capital, LLC (“North Mill”), as successor in interest to Summit Financial Resources, L.P., dated effective February 27, 2017, as amended April 16, 2018 and April 24, 2019 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $2,000,000. At June 30, 2019 availability under the agreement was $1.6 million.

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

Under the Credit Agreement, advances are generally subject to customary borrowing conditions and to North Mill’s sole discretion to fund the advances. The Credit Agreement also contains covenants with which the Company must comply during the term of the Credit Facility. Among other things, such covenants require the Company to maintain insurance on the collateral, operate in the ordinary course and not engage in a change of control, dissolve or wind up the Company.

The Credit Agreement also contains certain events of default including, without limitation: the failure to make payments when due; the material breach of representations or warranties contained in the Credit Agreement or other loan documents; cross-default with other indebtedness of the Company; the entry of judgments or fines that may have a material adverse effect on the Company; failure to comply with the observance or performance of covenants contained in the Credit Agreement or other loan documents; insolvency of the Company, appointment of a receiver, commencement of bankruptcy or other insolvency proceedings; dissolution of the Company; the attachment of any state or federal tax lien; attachment or levy upon or seizure of the Company’s property; or any change in the Company’s condition that may have a material adverse effect. After an event of default, and upon the continuation thereof, the principal amount of all loans made under the Credit Facility would bear interest at a rate per annum equal to 20.00% above the otherwise applicable interest rate (provided, that the interest rate may not exceed the highest rate permissible under law), and would have the option to accelerate maturity and payment of the Company’s obligations under the Credit Facility.

At June 30, 2019 and 2018, the Company had no aggregate indebtedness, including capital lease obligations, short-term debt and long term debt. The prime rate as reported in the Wall Street Journal was 5.50% on June 30, 2019.

The Company was in compliance with all of the covenants associated with the Credit Facility at June 30, 2019.

4.	Lease Commitments

The Company leases certain of its equipment under non-cancelable operating lease agreements. Minimum lease payments under operating leases at June 30, 2019 are as follows:

Operating
Fiscal Year	Leases
2020	74,532
Total minimum lease payments	$74,532

Rental expense incurred on operating leases in fiscal 2019, 2018, and 2017 totaled $109,160, $131,764 and $132,657, respectively.

5.	Income Taxes

The provision for income taxes consists of the following:

	2019	2018	2017
Current:
Federal	$-	$-	$-
State	10,676	9,938	7,299
Total current	10,676	9,938	7,299

Deferred:
Federal	(451,591)	424,038	(625,953)
State	(65,877)	91,789	(84,424)
Valuation Allowance	536,240	(352,727)	739,578
Total deferred	18,772	163,100	29,201
	$29,448	$173,038	$36,500

A reconciliation of income taxes, with the amounts computed at the statutory federal rate is as follows:

	2019	2018	2017
Computed tax at federal statutory rate	($436,850)	($555,261)	($697,736)
State income taxes, net of federal tax (benefit) provision	(61,974)	(54,471)	(49,124)
Non deductible expenses	7,699	9,775	15,491
Federal research credit	(22,906)	(16,880)	(9,661)
Net operating loss carryforward adjustment	-	131,244	-
State NOLs	6,772	(39,979)	39,697
Stock Options - Expired	2,536	4,424	15,308
Changes resulting from the TCJA	-	1,080,362	-
Other, net	(2,069)	(33,449)	(17,053)
Valuation Allowance	536,240	(352,727)	739,578
Total	$29,448	$173,038	$36,500

On December 22, 2017, President Trump signed into law tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), which became effective on that date. The TCJA significantly revised U.S. tax law by lowering the U.S. federal statutory income tax rate from 35% to 21% effective January 1, 2018.

ASC Topic 740, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. Accordingly, in the second quarter of fiscal 2018, the Company recorded a one-time charge of $136,386 within its income tax provision in connection with the TCJA. The net expense of $136,386 relates to revaluation of the Company’s valuation allowance.

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of June 30, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets
Bad debts	$25,500	$25,500
Intangible assets	1,935	2,530
Accrued liabilities	262,970	257,692
Stock options	28,568	30,411
Net operating loss and credit carryforwards	3,914,655	3,511,943
Total Assets	4,233,628	3,828,076

Deferred tax liabilities
Prepaid expenses	10,937	11,606
Inventory	652,251	697,669
Depreciation	233,142	317,360
Other	99,575	81,186
Total Liabilities	995,905	1,107,821
Valuation Allowance	(2,735,832)	(2,199,592)
Total deferred taxes	$501,891	$520,663

At June 30, 2019, there were $13.2 million dollars of federal net operating loss carryforwards which will expire in 2031 through 2038 and $1.5 million is subject to indefinite carryforward. In addition, the Company has state tax net operating losses of approximately $9.5 million that expire in varying years from 2019 through 2038.

The Company files a federal and multiple state income tax returns. With few exceptions the Company’s federal and state income tax returns are open for fiscal years ending after June 30, 2016.

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

During the fiscal years ended June 30, 2019, 2018 and 2017, the Company made contributions of $190,965, $197,999, and $204,951, respectively, to the retirement savings plan. The Company contributes 2% of eligible salaried employee’s annual income to the plan. In addition, the Company provides a 25% match on the first 8% of employee deferrals for eligible employees.

The risk of participating in multi-employer pension plan is different from single-employer plans. Assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

The Company’s participation in a multi-employer pension plan for the year ended June 30, 2019, is outlined in the table below. The “EIN/PN” column provides the Employee Identification Number (EIN) and the three-digit plan number (PN). The most recent Pension Protection Act (PPA) zone status for 2018 and 2017 is for the plan year-ends as indicated below. The zone status is based on information that the Company obtained from the annual funding notice for District No. 9 International Association of Machinists and Aerospace Workers Pension Trust. Among other factors, plans in the red zone are less than 65 percent funded, plans in the yellow zone are between 65 and 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-bargaining agreement (CBA) to which the plan is subject.

		PPA Zone Status			Contributions by the Company
				FIP/RP
				Status
				Pending/				Surcharge	Expiration
Pension Trust Fund	EIN/PN	2018	2017	Implemented	2019	2018	2017	Imposed	Date of CBA
District No. 9	51-0138317/001	Green	Green
International Association of Machinist and Aerospace Workers Pension Plan		12/31/2018	12/31/2017	N/A	$236,256	$269,928	$277,127	No	5/31/2021

The Company was not listed in the Form 5500 for the above plan as of the plan year ends as providing more than 5 percent of total contributions.

7.	Stock Based Compensation

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

A summary of stock option transactions in fiscal 2017, 2018 and 2019, respectively, pursuant to the Employee Plans and the Directors Plans is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
June 30, 2016	50,000	$7.56
Options Granted	3,000	$2.26
Options Exercised	0	$0.00
Options Forfeited or Expired	(8,000)	$10.59
June 30, 2017	45,000	$6.67	4.6	$-

Options Granted	3,000	$2.22
Options Exercised	0	$0.00
Options Forfeited or Expired	(3,000)	$13.46
June 30, 2018	45,000	$5.92	4.3	$-

Options Granted	3,000	$2.13
Options Exercised	0	$0.00
Options Forfeited or Expired	(3,000)	$8.10
June 30, 2019	45,000	$5.52	4.0	$-
Exercisable at June 30, 2019	42,000	$5.76	3.6	$-

The following table provides additional information for options outstanding and exercisable at June 30, 2019:

Options Outstanding

Range of Exercise Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
$2.13 - 6.99	21,000	6.4 years	$3.13
$7.00	15,000	2.2 years	$7.00
$7.01 -10.08	9,000	1.4 years	$8.62
$2.13 - 10.08	45,000	4.0 years	$5.52

Options Exercisable

Range of Exercise Prices	Number	Weighted Average Exercise Price
$2.13 - 6.99	18,000	$3.30
$7.00	15,000	$7.00
$7.01 -10.08	9,000	$8.62

$2.13 - 10.08	42,000	$5.76

See Note 2 for discussion of accounting for stock awards and related fair value disclosures.

8. Supplemental Balance Sheet Information

	June 30,
	2019	2018
Inventories
Work in progress	$288,828	$388,252
Component parts	7,151,228	6,775,870
Finished goods	1,693,974	2,285,836
Reserve for obsolete and excess inventory	(1,800,935)	(1,619,417)
	$7,333,095	$7,830,541

	Estimated
	Useful Life
	(years)
Property, plant and equipment
Machinery and equipment	3-10	$18,073,352	$18,073,352
Buildings	28-35	13,055,628	13,055,628
Land and land improvements	5-7	919,566	919,566

Total property, plant and equipment at cost		32,048,546	32,048,546
Less accumulated depreciation and amortization		(28,047,465)	(27,225,397)
		$4,001,081	$4,823,149

Depreciation  and amortization expense was approximately $0.8 million, $0.9 million, and $1.0 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.

Other accrued liabilities
Accrued compensation expense	$1,149,210	$1,060,777
Customer deposits	562,905	370,885
Other	382,197	419,021
	$2,094,312	$1,850,683

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

10. Segment Information

The Company operates in one segment consisting of the manufacturing, marketing and distribution of a variety of respiratory products used in the health care industry to hospitals, hospital equipment dealers, hospital construction contractors, home health care dealers and emergency medical product dealers. The Company’s product lines include respiratory care products, medical gas equipment and emergency medical products. The Company does not have any one single customer that represents more than 10 percent of total sales. Disaggregation information of sales by region, and by product, are as follows:

	Sales by Region
	2019	2018	2017
Domestic United States	$23,541,614	$25,711,912	$26,258,439
Europe	877,308	1,428,245	951,441
Canada	758,145	795,357	690,010
Latin America	2,450,969	1,855,013	2,087,670
Middle East	464,470	857,066	694,387
Far East	3,259,905	3,107,339	2,821,895
Other International	29,110	5,021	8,188
	$31,381,521	$33,759,953	$33,512,030

	Sales by Product
	2019	2018	2017
Respiratory care products	$8,993,216	$9,037,704	$9,105,694
Medical gas equipment	16,031,109	17,645,413	17,660,524
Emergency medical products	6,357,196	7,076,836	6,745,812
	$31,381,521	$33,759,953	$33,512,030

11. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for fiscal 2019 and 2018 appears below (all amounts in thousands except per share amounts):

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Three months ended,	2019	2019	2018	2018	2018	2018	2017	2017
Net sales	$7,690	$8,316	$8,107	$7,269	$8,677	$8,467	$8,719	$7,897

Gross profit	1,405	1,550	1,205	879	1,951	1,233	1,909	1,357

Loss from operations	(433)	(353)	(762)	(1,226)	(97)	(888)	(244)	(767)

Net income (loss)	(474)	378	(779)	(1,235)	(143)	(901)	(381)	(767)

Basic earnings (loss) per share	(0.12)	0.09	(0.19)	(0.31)	(0.04)	(0.22)	(0.09)	(0.19)

Diluted earnings (loss) per share	(0.12)	0.09	(0.19)	(0.31)	(0.04)	(0.22)	(0.09)	(0.19)

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, as required under Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of June 30, 2019, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

There were no changes to the Company’s internal controls over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A list of our executive officers and biographical information appears under the caption “Information About our Executive Officers,” in Part I of this report. A definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after June 30, 2019. The information required by this item is set forth under the caption “Election of Directors”, under the caption “Executive Officers”, and under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement, which information is incorporated herein by reference thereto.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

None

Item 14. Principal Accounting Fees and Services

The information required by this item will appear in the section entitled “Audit Fees” included in the definitive proxy statement relating to the 2019 Annual Meeting of stockholders and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

The following financial statements of the Company are included in response to Item 8:

Statement of Operations for the years ended June 30, 2019, 2018, and 2017

Balance Sheet at June 30, 2019 and 2018

Statement of Changes in Stockholders’ Equity for the years ended June 30, 2019, 2018 and 2017

Statement of Cash Flows for the years ended June 30, 2019, 2018 and 2017

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
President and Chief Executive Officer

/s/ Daniel C. Dunn
Daniel C. Dunn
Vice President, Chief Financial Officer, and Secretary

Dated: September 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 27th, 2019.

Signatures	Title

*	Chairman of the Board
John D. Weil

*	President, Chief Executive Officer and Director (Principal Executive Officer)
Earl R. Refsland

*
Joseph Root	Director

*
Judy Graves.	Director

* By:	/s/ Earl R. Refsland
Earl R. Refsland
Attorney-in-Fact

* Such signature has been affixed pursuant to Power of Attorney.

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3(1) to the Company’s Registration Statement on Form S-1, as amended, Registration No. 33-40128, filed with the Commission on May 8, 1991 (the “Registration Statement”) and incorporated herein by reference)

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K filed December 6, 2016 with event date of December 5, 2016 and incorporated by reference)

3.2	By-Laws of the Registrant (filed as Exhibit 3(2) to the Registration Statement and incorporated herein by reference)

4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	NCG Trademark License Agreement, dated April 16, 1982, between Liquid Air Corporation and Allied Healthcare Products, Inc. (filed as Exhibit 10(24) to the Registration Statement and incorporated herein by reference)

10.2	Employee Stock Purchase Plan (filed as Exhibit 10(3) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated by reference)

10.3	Form of Indemnification Agreement with officers and directors (filed as Exhibit 10.22 to the 2001 Form 10-K and incorporated herein by reference).

10.4	Amended and restated Employment Agreement dated December 21, 2009 by and between Allied Healthcare Products, Inc. and Earl Refsland (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated by reference)

10.4.1	Change of Control Agreement dated March 16, 2007 by and between Allied Healthcare Products, Inc. and certain executive officers (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 and incorporated by reference)

10.4.2	Change of Control Agreement dated July 1, 2014 by and between Allied Healthcare Products, Inc. and Andrew Riley (filed as Exhibit 10.4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 and incorporated by reference ).

10.5	Allied Healthcare Products, Inc. 2009 Incentive Stock Plan (filed as Appendix A to the Company’s 2009 Proxy Statement on Schedule 14A)

10.6	Loan and Security Agreement dated February 27, 2017 by and between the Company and North Mill Capital, LLC, as successor in interest to Summit Financial Resources, L.P. (filed as Exhibit 99.1 to Current Report on Form 8-K filed March 1, 2017 with event date of February 27, 2017 and incorporated by reference)

10.6.1	First Amendment to Loan and Security Agreement, dated April 16, 2018 (filed as Exhibit 99.1 to Current Report on Form 8-K filed April 20, 2018 with event date of April 16, 2018)

10.6.2	Second Amendment to Loan and Security Agreement, dated April 24, 2019 (filed as Exhibit 99.1 to Current Report on Form 8-K filed on April 25, 2019 with event date of April 24, 2019)

10.7	Patent License Agreement, dated June 8, 2012, by and between Allied Healthcare Products, Inc. and Armstrong Medical Limited (filed as Exhibit 10.12 to the Company’s annual report on for the fiscal year ended June 30, 2012 on Form 10-K and incorporated by reference).

23.1	Consent of RubinBrown LLP (filed herewith)

24	Form of Power of Attorney – (filed herewith)

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Sarbanes-Oxley Certification of Chief Executive Officer (provided herewith)*

32.2	Sarbanes-Oxley Certification of Chief Financial Officer (provided herewith)*

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, is formatted in XBRL interactive data files: (i) Statement of Operations for the fiscal years ended June 30, 2019, 2018 and 2017; (ii) Balance Sheet at June 30, 2019 and June 30, 2018; (iii) Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2019, 2018 and 2017; (iv) Statement of Cash Flows for the fiscal years ended June 30, 2019, 2018 and 2017; and (v) Notes to Financial Statements.

*Notwithstanding any incorporation of this Annual Report on Form 10-K in any other filing by the Registrant, Exhibits furnished herewith and designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.

