Form 10-Q
period 2019-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2019-11-14
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2019

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

The number of shares of common stock outstanding at November 1, 2019 is 4,013,537 shares.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are “forward-looking statements.” Words such as “believe,” “expect,” “intend,” “will,” “should,” and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, both in the United States and in our overseas markets, impacts of the U.S. Affordable Care Act, our history of net losses and negative cash flows and other specific matters which relate directly to the Company’s operations and properties as discussed in the Company’s annual report on Form 10-K for the year ended June 30, 2019. The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended
	September 30,
	2019	2018
Net sales	$7,975,637	$7,268,897
Cost of sales	6,715,943	6,390,071
Gross profit	1,259,694	878,826

Selling, general and
administrative expenses	1,867,087	2,105,143
Loss from operations	(607,393)	(1,226,317)

Other (income) expenses:
Interest expense	6,752	8,288
Interest income	(32)	(30)
Other, net	10	-
	6,730	8,258

Loss before benefit from income taxes	(614,123)	(1,234,575)
Benefit from income taxes	-	-
Net loss	$(614,123)	$(1,234,575)

Basic and diluted loss per share	$(0.15)	$(0.31)

Weighted average shares outstanding - basic and diluted	4,013,537	4,013,537

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	September 30,	June 30,
	2019	2019
Current assets:
Cash and cash equivalents	$302,436	$195,454
Accounts receivable, net of allowances of $170,000	3,179,425	3,165,289
Inventories, net	7,353,046	7,333,095
Income tax receivable	12,278	12,178
Other current assets	283,709	244,908
Total current assets	11,130,894	10,950,924

Property, plant and equipment, net	3,846,301	4,001,081
Deferred income taxes	501,891	501,891
Total assets	$15,479,086	$15,453,896

See accompanying Notes to Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	September 30,	June 30,
	2019	2019
Current liabilities:
Revolving credit facility	$850,004	-
Accounts payable	1,569,681	$1,469,232
Other accrued liabilities	1,782,379	2,094,312
Total current liabilities	4,202,064	3,563,544

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 5,213,902 shares issued at September 30, 2019 and June 30, 2019;4,013,537 shares outstanding at September 30, 2019 and June 30, 2019	52,139	52,139
Additional paid-in capital	48,492,110	48,491,317
Accumulated deficit	(16,286,439)	(15,672,316)
Less treasury stock, at cost; 1,200,365 shares at September 30, 2019 and June 30, 2019	(20,980,788)	(20,980,788)
Total stockholders' equity	11,277,022	11,890,352
Total liabilities and stockholders' equity	$15,479,086	$15,453,896

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(UNAUDITED)

	Three Months Ended September 30, 2019
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance at June 30, 2019	$52,139	$48,491,317	$(15,672,316)	$(20,980,788)	$11,890,352

Stock based compensation	-	793	-	-	793

Net loss	-	-	(614,123)	-	(614,123)
Balance at September 30, 2019	$52,139	$48,492,110	$(16,286,439)	$(20,980,788)	$11,277,022

	Three Months Ended September 30, 2018
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance at June 30, 2018	$52,139	$48,488,220	$(13,562,631)	$(20,980,788)	$13,996,940

Stock based compensation	-	740	-	-	740

Net loss	-	-	(1,234,575)	-	(1,234,575)
Balance at September 30, 2018	$52,139	$48,488,960	$(14,797,206)	$(20,980,788)	$12,763,105

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three months ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(614,123)	$(1,234,575)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	180,785	219,103
Stock based compensation	793	740
Provision for doubtful accounts and sales returns and allowances	3,000	986

Changes in operating assets and liabilities:
Accounts receivable	(17,136)	543,585
Inventories	(19,951)	(721,137)
Income tax receivable	(100)	(7,920)
Other current assets	(38,801)	40,258
Accounts payable	100,449	556,441
Other accrued liabilities	(311,933)	89,247
Net cash used in operating activities	(717,017)	(513,272)

Cash flows from investing activities:
Capital expenditures	(26,005)	-
Net cash used in investing activities	(26,005)	-

Cash flows from financing activities:
Borrowings under revolving credit agreement	8,626,876	8,140,086
Payments under revolving credit agreement	(7,776,872)	(7,762,126)
Net cash provided by financing activities	850,004	377,960

Net increase (decrease) in cash and cash equivalents	106,982	(135,312)
Cash and cash equivalents at beginning of period	195,454	136,112
Cash and cash equivalents at end of period	$302,436	$800

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The accompanying unaudited financial statements of Allied Healthcare Products, Inc. (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes to the financial statements thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

Adoption of new lease standard

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard was effective for Allied on July 1, 2019. The Company adopted the new standard on its effective date and used the effective date as our date of initial application. Consequently, financial information recorded and the disclosures required under the new standard are not provided for dates and periods before July 1, 2019. Additionally, the Company determined that as of the effective date of the standard, it had no material impact on the financial statements or disclosures of the Company.

The new standard provides a number of optional practical expedients in transition. We elected the package of practical expedients which does not require us to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. Leasing activities are not significant to Allied’s business and there is no significant change in the Company’s leasing activities upon adoption. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases with terms of less than 12 months.

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

	Sales by Region

	Three months ended
	September 30,
	2019	2018
Domestic United States	$5,744,235	$5,777,984
Europe	327,667	113,156
Canada	156,402	158,160
Latin America	754,992	509,713
Middle East	137,574	92,595
Far East	854,440	615,867
Other International	327	1,422
	$7,975,637	$7,268,897

	Sales by Product

	Three months ended
	September 30,
	2019	2018
Respiratory care products	$2,156,204	$2,076,304
Medical gas equipment	3,780,565	3,672,592
Emergency medical products	2,038,868	1,520,001
	$7,975,637	$7,268,897

3. Inventories

Inventories are comprised as follows:

	September 30, 2019	June 30, 2019
Work-in progress	$467,113	$288,828
Component parts	6,925,668	7,151,228
Finished goods	1,743,636	1,693,974
Reserve for obsolete and excess inventories	(1,783,371)	(1,800,935)
	$7,353,046	$7,333,095

4. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic and diluted shares outstanding for the three months ended September 30, 2019 and 2018 were 4,013,537.

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

6. Financing

The Company is party to a Loan and Security Agreement with North Mill Capital, LLC (“North Mill”), as successor in interest to Summit Financial Resources, L.P., dated effective February 27, 2017, as amended April 16, 2018 and April 24, 2019 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable but will not exceed $2,000,000. At September 30, 2019 availability under the agreement was $1.1 million.

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

At September 30, 2019, the Company had $850,004 of indebtedness. The prime rate as reported in the Wall Street Journal was 5.00% on September 30, 2019.

The Company was in compliance with all of the covenants associated with the Credit Facility at September 30, 2019.

7. Income Taxes

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  In the quarter ended September 30, 2019 the Company recorded the tax benefit of losses incurred during the current quarter in the amount of approximately $154,000.  As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of approximately $154,000 was recorded.  In the quarter ended September 30, 2018 the Company recorded the tax benefit of losses incurred in the amount of approximately $305,000. As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of approximately $305,000 was recorded. The total valuation allowance recorded by the Company as of September 30, 2019 and 2018 was approximately $2,890,000 and $2,505,000, respectively. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be subject to a valuation allowance.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Allied had net sales of $8.0 million for the three months ended September 30, 2019, up $0.7 million from net sales of $7.3 million in the prior year same quarter. Domestic sales were down 0.6% while international sales, which represented 28.0% of first quarter sales, were up 49.7% from the prior year same quarter.

Orders for the Company’s products for the three months ended September 30, 2019 of $7.7 million were $0.2 million or 2.7% higher than orders for the prior year same quarter of $7.5 million. Domestic orders are up 3.1% over the prior year same quarter, while international orders, which represented 25.8% of first quarter orders, were 3.9% higher than orders for the prior year same quarter. International and construction sales and orders are subject to fluctuation in demand. Internationally, these fluctuations are at times due to political and economic uncertainty.

Gross profit for the three months ended September 30, 2019 was $1.3 million, or 16.3% of net sales, compared to $0.9 million, or 12.3% of net sales, for the three months ended September 30, 2018. Gross profit for the quarter was favorably impacted by the increase in sales volume. Manufacturing overhead spending decreased from the prior year by approximately $0.3 million. This decrease in spending was primarily due to lower fringe benefit cost, including medical payments for employees. In addition, the higher level of sales results in utilization of fixed overhead expenses, resulting in higher gross profit.

Selling, general and administrative expenses for the three months ended September 30, 2019 were $1.9 million compared to $2.1 million for the three months ended September 30, 2018. Personnel cost, primarily salary and fringe benefits, decreased by approximately $0.1 million. Legal expenses and outside services are approximately $0.1 million lower than in the prior year.

Loss from operations was $0.6 million for the three months ended September 30, 2019 compared to loss from operations of $1.2 million for the three months ended September 30, 2018.

Allied had a loss before benefit from income taxes in the first quarter of fiscal 2020 of $614,123 compared to a loss before benefit from income taxes in the first quarter of fiscal 2019 of $1,234,575.  The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the three months ended September 30, 2019 and 2018. In the quarter ended September 30, 2019 the tax benefit of losses in the amount of approximately $154,000 was fully offset by a valuation allowance of equivalent amount.   In the quarter ended September 30, 2018 the Company recorded the tax benefit of losses incurred in the amount of approximately $305,000 net of additions to the valuation allowance of like amount. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the first quarter of fiscal 2020 was $614,123 or $0.15 per basic and diluted share compared to net loss of $1,234,575 or $0.31 per basic and diluted share for the first quarter of fiscal 2019. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first quarters of fiscal 2020 and 2019 were 4,013,537.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash and cash equivalents, other items in working capital and borrowing availability under the Credit Agreement, discussed below.

The Company’s working capital was $6.9 million at September 30, 2019 compared to $7.4 million at June 30, 2019. Accounts Payable increased by $0.1 million and debt increased by $0.9 million. During the quarter, these decreases in working capital were offset by an increase in cash by $0.1 million and a decrease in other accrued liabilities by $0.3 million. Accounts Payable and Other Accrued Liabilities are subject to normal fluctuations in purchasing levels and the timing of payments within the quarter. Accounts Receivable was $3.2 million at September 30, 2019 and as measured in days sales outstanding (“DSO”) was 39 DSO; the same as 39 DSO at June 30, 2019. The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns in order to manage inventory levels.

As of September 30, 2019, the Company was party to a Loan and Security Agreement with North Mill Capital, LLC (“North Mill”), as successor in interest to Summit Financial Resources, L.P., dated effective February 27, 2017, as amended April 16, 2018 and April 24, 2019 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $2,000,000.  At September 30, 2019 availability under the agreement was $1.1 million. The Company expects that it will use the Credit Facility to finance the Company’s operations in the short term.

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

At September 30, 2019, the Company had $850,004 of indebtedness, including short-term debt, long term debt and an immaterial amount of capital leases. The prime rate as reported in the Wall Street Journal was 5.00% on September 30, 2019.

Further reductions in availability, either due to continued losses or changes by North Mill to the Company’s borrowing base, could have a material adverse impact on our liquidity and ability to meet our operating requirements. In such a case, the Company would need to access additional sources of liquidity if it does not return to profitability. If the Company were unable to reach such an agreement with North Mill to increase availability, the Company could also attempt to negotiate a larger credit facility with another lender, but the Company would be obligated to pay the above described pre-payment penalty to North Mill. There is no assurance that the Company could secure either increased availability from North Mill or a new credit facility from a new lender, in which case the Company would have to use other assets to obtain liquidity, such as a sale-leaseback of some or all of its real estate.

The Company was in compliance with all of the covenants associated with the Credit Facility at September 30, 2019.

Litigation and Contingencies

The Company becomes, from time to time, a party to personal injury litigation arising out of incidents involving the use of its products. The Company believes that any potential judgments resulting from these claims over its self-insured retention will be covered by the Company’s product liability insurance.

Critical Accounting Policies

The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect the Company’s reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

Recently Issued Accounting Guidance

See Note 1 – Summary of Significant Accounting and Reporting Policies for more information on recent accounting pronouncements and their impact, if any, on the Company’s financial statements. Management believes there have been no material changes to our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

At September 30, 2019, the Company had $850,004 debt outstanding. The Credit Facility bears interest at a rate using the Prime Rate, as reported in the Wall Street Journal, as the basis, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at September 30, 2019. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2019, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Date: November 14, 2019

