Form 10-Q
period 2019-12-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2020-02-14
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2019

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

The number of shares of common stock outstanding at January 31, 2020 is 4,013,537 shares.

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

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
Net sales	$7,309,785	$8,106,998	$15,285,422	$15,375,895
Cost of sales	5,962,607	6,901,756	12,678,549	13,291,827
Gross profit	1,347,178	1,205,242	2,606,873	2,084,068

Selling, general and administrative expenses	2,859,633	1,967,028	4,726,720	4,072,171
Loss from operations	(1,512,455)	(761,786)	(2,119,847)	(1,988,103)

Other (income) expenses:
Interest expense	19,037	17,671	25,789	25,959
Interest income	(21)	(30)	(52)	(60)
Other, net	13	-	23	-
	19,029	17,641	25,760	25,899

Loss before income taxes	(1,531,484)	(779,427)	(2,145,607)	(2,014,002)
Provision for income taxes	-	-	-	-
Net loss	$(1,531,484)	$(779,427)	$(2,145,607)	$(2,014,002)

Basic loss per share	$(0.38)	$(0.19)	$(0.53)	$(0.50)

Diluted loss per share	$(0.38)	$(0.19)	$(0.53)	$(0.50)

Weighted average shares outstanding - basic	4,013,537	4,013,537	4,013,537	4,013,537

Weighted average shares outstanding - diluted	4,013,537	4,013,537	4,013,537	4,013,537

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	December 31,	June 30,
	2019	2019
Current assets:
Cash and cash equivalents	$351,583	$195,454
Accounts receivable, net of allowances of $170,000	2,931,208	3,165,289
Inventories, net	7,497,059	7,333,095
Income tax receivable	18,453	12,178
Other current assets	243,361	244,908

Total current assets	11,041,664	10,950,924

Property, plant and equipment, net	3,706,602	4,001,081
Deferred income taxes	501,891	501,891

Total assets	$15,250,157	$15,453,896

See accompanying Notes to Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	December 31,	June 30,
	2019	2019
Current liabilities:
Revolving credit facility	$985,790	-
Accounts payable	1,894,315	$1,469,232
Other accrued liabilities	2,623,950	2,094,312
Total current liabilities	5,504,055	3,563,544

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 5,213,902 shares issued at December 31, 2019 and June 30, 2019; 4,013,537 shares outstanding at December 31, 2019 and June 30, 2019	52,139	52,139
Additional paid-in capital	48,492,674	48,491,317
Accumulated deficit	(17,817,923)	(15,672,316)
Less treasury stock, at cost; 1,200,365 shares at December 31, 2019 and June 30, 2019, respectively	(20,980,788)	(20,980,788)
Total stockholders' equity	9,746,102	11,890,352
Total liabilities and stockholders' equity	$15,250,157	$15,453,896

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(UNAUDITED)

	Three Months Ended December 31, 2019
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance at September 30, 2019	$52,139	$48,492,110	$(16,286,439)	$(20,980,788)	$11,277,022

Stock based compensation	-	564	-	-	564

Net loss	-	-	(1,531,484)	-	(1,531,484)
Balance at December 31, 2019	$52,139	$48,492,674	$(17,817,923)	$(20,980,788)	$9,746,102

	Three Months Ended December 31, 2018
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance at September 30, 2018	$52,139	$48,488,960	$(14,797,206)	$(20,980,788)	$12,763,105

Stock based compensation	-	774	-	-	774

Net loss	-	-	(779,427)	-	(779,427)
Balance at December 31, 2018	$52,139	$48,489,734	$(15,576,633)	$(20,980,788)	$11,984,452

	Six Months Ended December 31, 2019
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance at June 30, 2019	$52,139	$48,491,317	$(15,672,316)	$(20,980,788)	$11,890,352

Stock based compensation	-	1,357	-	-	1,357

Net loss	-	-	(2,145,607)	-	(2,145,607)
Balance at December 31, 2019	$52,139	$48,492,674	$(17,817,923)	$(20,980,788)	$9,746,102

	Six Months Ended December 31, 2018
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance at June 30, 2018	$52,139	$48,488,220	$(13,562,631)	$(20,980,788)	$13,996,940

Stock based compensation	-	1,514	-	-	1,514

Net loss	-	-	(2,014,002)	-	(2,014,002)
Balance at December 31, 2018	$52,139	$48,489,734	$(15,576,633)	$(20,980,788)	$11,984,452

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,145,607)	$(2,014,002)
Adjustments to reconcile net loss to net
cash used in operating activities:

Depreciation and amortization	322,866	435,729
Stock based compensation	1,357	1,514
Provision for doubtful accounts and sales returns and allowances	(1,438)	7,998

Changes in operating assets and liabilities:
Accounts receivable	235,519	323,296
Inventories	(163,964)	(306,928)
Income tax receivable	(6,275)	(8,120)
Other current assets	1,547	27,811
Accounts payable	425,083	409,954
Other accrued liabilities	529,638	(36,785)
Net cash used in operating activities	(801,274)	(1,159,533)

Cash flows from investing activities:
Capital expenditures	(28,387)	-
Net cash used in investing activities	(28,387)	-

Cash flows from financing activities:
Borrowings under revolving credit agreement	16,591,120	17,167,584
Payments under revolving credit agreement	(15,605,330)	(15,810,917)
Net cash provided by financing activities	985,790	1,356,667

Net increase in cash and cash equivalents	156,129	197,134
Cash and cash equivalents at beginning of period	195,454	136,112
Cash and cash equivalents at end of period	$351,583	$333,246

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

Environmental Remediation

The Company is subject to federal and state requirements for protection of the environment, including the remediation of contaminated sites. The Company’s policy is to accrue and charge to current expense identified exposures related to environmental remediation sites when it is probable that a liability has been incurred and the amount can be reasonably estimated. The amount of the liability is based on the best estimate or the low end of a range of reasonably possible exposure for investigation, cleanup, and monitoring costs to be incurred. Estimated remediation costs are not discounted to present value.

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

Going Concern, Liquidity and Management’s Plan

The Company believes the combination of cash on hand at December 31, 2019, additional borrowings on the credit facility (Note 6) and reductions in inventory levels and future operating expenses will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. To the extent these measures do not provide sufficient liquidity, the Company will consider additional borrowings through the sale leaseback of its corporate headquarters and delaying certain expenditures until sufficient capital becomes available. Historically, the Company has experienced, and continues to experience, net losses and net losses from operations. Additionally, the Company expects to incur significant environmental costs that are planned to be expended over the next year (Note 5). The Company’s liquidity needs will be largely determined by the success of the Company executing management’s plan.

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

	Sales by Region

	Three months ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
Domestic United States	$5,451,615	$5,913,530	$11,195,850	$11,691,515
Europe	69,449	266,783	397,116	379,939
Canada	212,976	215,163	369,378	373,323
Latin America	807,799	616,923	1,562,791	1,126,636
Middle East	86,383	53,416	223,957	146,011
Far East	681,316	1,026,382	1,535,756	1,642,249
Other International	247	14,801	574	16,222
	$7,309,785	$8,106,998	$15,285,422	$15,375,895

	Sales by Product

	Three months ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
Respiratory care products	$2,061,248	$2,338,533	$4,217,451	$4,414,837
Medical gas equipment	3,824,007	4,147,086	7,604,573	7,819,678
Emergency medical products	1,424,530	1,621,379	3,463,398	3,141,380
	$7,309,785	$8,106,998	$15,285,422	$15,375,895

3. Inventories

Inventories are comprised as follows:

	December 31, 2019	June 30, 2019
Work-in progress	$458,830	$288,828
Component parts	6,940,548	7,151,228
Finished goods	1,880,434	1,693,974
Reserve for obsolete and excess
inventories	(1,782,753)	(1,800,935)
	$7,497,059	$7,333,095

4. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic and diluted shares outstanding for the three and six months ended December 31, 2019 and 2018 were 4,013,537.

5. Commitments and Contingencies

Legal Claims

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. The Company has recognized costs and associated liabilities only for those investigations, claims and legal proceedings for which in its view it is probable that liabilities have been incurred and the related amounts are estimable.

On January 30, 2020, the Company filed a Citizen Participation Plan with the New York Department of Environmental Conservation under its Brownfield Cleanup Program. The plan was filed with respect to the Company’s property in Stuyvesant Falls, New York. The plan recognizes that the soil and groundwater at the Stuyvesant Falls facility is impacted by chemical compounds exceeding regulatory standards. The Company has applied to the Brownfield Cleanup Program. Pursuant to the plan, the Company will conduct, at its expense, investigation and remediation at the site with oversight by the Department of Environmental Conservation.

The Company’s best estimate of the expected cost to remediate the site is $0.9 million. This amount was recorded as an expense in the three months ended December 31, 2019 and is reflected in other accrued liabilities and selling, general and administrative expenses in the Company’s financial statements.

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

6. Financing

The Company is party to a Loan and Security Agreement with North Mill Capital, LLC (“North Mill”), as successor in interest to Summit Financial Resources, L.P., dated effective February 27, 2017, as amended April 16, 2018 and April 24, 2019 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable but will not exceed $2,000,000. At December 31, 2019 availability under the agreement was $0.4 million.

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

At December 31, 2019, the Company had $985,790 of indebtedness. The prime rate as reported in the Wall Street Journal was 4.75% on December 31, 2019.

The Company was in compliance with all of the covenants associated with the Credit Facility at December 31, 2019.

7. Income Taxes

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  In the three and six months ended December 31, 2019 the Company recorded the tax benefit of losses incurred in the amount of approximately $387,000 and $541,000, respectively.  As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of a like amount was recorded.  For the three and six months ended December 31, 2018 the Company recorded the tax benefit of losses incurred in the amount of approximately $201,000 and $506,000. As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of a like amount was recorded. The total valuation allowance recorded by the Company as of December 31, 2019 and 2018 was approximately $3,266,000 and $2,706,000, respectively. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be subject to a valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended December 31, 2019 compared to three months ended December 31, 2018

Allied had net sales of $7.3 million for the three months ended December 31, 2019, down $0.8 million from net sales of $8.1 million in the prior year same quarter. Domestic sales were down 7.8% while international sales, which represented 25.4% of second quarter sales, were down 15.3% from the prior year same quarter.

Orders for the Company’s products for the three months ended December 31, 2019 of $7.7 million were $0.2 million or 2.5% lower than orders for the prior year same quarter of $7.9 million. Domestic orders are down 2.2% over the prior year same quarter while international orders, which represented 27.5% of second quarter orders, were 4.4% lower than orders for the prior year same quarter. International sales and orders are subject to fluctuation in international demand. International and construction sales and orders are subject to fluctuation in demand. Internationally, these fluctuations are at times due to political and economic uncertainty.

Gross profit for the three months ended December 31, 2019 was $1.3 million, or 17.8% of net sales, compared to $1.2 million, or 14.8% of net sales, for the three months ended December 31, 2018. The $0.1 million increase in gross profit is attributable to a decrease in overhead expenses by $0.4 million which consisted of a $0.2 million decrease in fringe benefits including medical benefit payments and a $0.1 million decrease in depreciation.

Selling, general and administrative expenses for the three months ended December 31, 2019 were $2.9 million compared to selling, general and administrative expenses of $2.0 million for the three months ended December 31, 2018. The increase is primarily due to the $0.9 million provision for environmental cleanup costs at the Company’s facility in Stuyvesant Falls, New York.

Loss from operations was $1,512,455 for the three months ended December 31, 2019 compared to loss from operations of $761,786 for the three months ended December 31, 2018.

Allied had a loss before benefit from income taxes in the second quarter of fiscal 2020 of $1,531,484 compared to loss before benefit from income taxes in the second quarter of fiscal 2019 of $779,427.  The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the three months ended December 31, 2019 and 2018. In the quarter ended December 31, 2019 the tax benefit of losses in the amount of approximately $387,000 was fully offset by a valuation allowance of equivalent amount.   In the quarter ended December 31, 2018 the Company recorded the tax benefit of losses incurred in the amount of approximately $201,000 net of additions to the valuation allowance of like amount. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the second quarter of fiscal 2020 was $1,531,484 or $0.38 per basic and diluted share compared to net loss of $779,427 or $0.19 per basic and diluted share for the second quarter of fiscal 2019. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the second quarters of fiscal 2020 and 2019 were 4,013,537.

Six months ended December 31, 2019 compared to six months ended December 31, 2018

Allied had net sales of $15.3 million for the six months ended December 31, 2019, down $0.1 million, or 0.6% from net sales of $15.4 million in the prior year same period. Domestic sales were down 4.2% from the prior year same period while international sales were up 11.1% from the prior year same period. International business represented 26.8% of sales for the first six months of fiscal 2020.

Orders for the Company’s products for the six months ended December 31, 2019 of $15.4 million were $0.1 million or 0.7% higher than orders for the prior year same period of $15.3 million. Domestic orders are up 0.4% from the prior year same period while international orders, which represented 26.6% of orders for the first six months of fiscal 2020, were 0.5% lower than orders for the prior year same period.

Gross profit for the six months ended December 31, 2019 was $2.6 million, or 17.0% of net sales, compared to $2.1 million, or 13.6% of net sales, for the six months ended December 31, 2018. The $0.5 million increase in gross profit is mainly attributable to a $0.6 million decrease in fringe benefits including medical benefits. The Company is self-insured for medical benefits and there is variation in the amount of claims over time.

Selling, general and administrative expenses for the six months ended December 31, 2019 were $4.7 million compared to selling, general and administrative expenses of $4.1 million for the six months ended December 31, 2018. The increase is primarily due to the $0.9 million provision for environmental cleanup costs at the Company’s facility in Stuyvesant Falls, New York. This increase was partially offset by a $0.3 million decrease in personnel cost consisting of salary and fringe benefits.

Loss from operations was $2.1 million for the six months ended December 31, 2019 compared to loss from operations of $2.0 million for the six months ended December 31, 2018.

Allied had a loss before benefit from income taxes in the first six months of fiscal 2020 of $2.1 million compared to loss before benefit from income taxes in the first six months of fiscal 2019 of $2.0 million.  The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the six months ended December 31, 2019 and 2018. In the six months ended December 31, 2019 the tax benefit of losses in the amount of approximately $541,000 was fully offset by a valuation allowance of equivalent amount.   In the six months ended December 31, 2018 the Company recorded the tax benefit of losses incurred in the amount of approximately $506,000 net of additions to the valuation allowance of like amount. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the six months ended December 31, 2019 was $2.1 million or $0.53 per basic and diluted share compared to net loss of $2.0 million or $0.50 per basic and diluted share for the first six months of fiscal 2019. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first six months of fiscal 2020 and 2019 was 4,013,537.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash, cash equivalents, other items of working capital and available borrowing under the Credit Facility discussed below.

The Company’s working capital was $5.5 million at December 31, 2019 compared to $7.4 million at June 30, 2019. Accounts Receivable decreased by $0.2 million, Accounts Payable increased by $0.4 million, Other Accrued Liabilities increased by $0.5 million and debt increased $1.0 million. During fiscal 2020, these decreases in working capital were partially offset by a $0.2 million increase in Inventory and a $0.2 million increase in Cash and cash equivalents. Accounts Payable is subject to normal fluctuations in purchasing levels and the timing of payments within the quarter and Other Accrued Liabilities increased by a $0.9 million provision for environmental costs. Accounts Receivable was $2.9 million at December 31, 2019, a decrease from $3.2 million at June 30, 2019. Accounts Receivable as measured in days sales outstanding (“DSO”) was 39 DSO at December 31, 2019 and June 30, 2019. The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns in order to manage inventory levels.

As of December 31, 2019, the Company was party to a Loan and Security Agreement with North Mill Capital, LLC (“North Mill”), as successor in interest to Summit Financial Resources, L.P., dated effective February 27, 2017, as amended April 16, 2018 and April 24, 2019 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable but will not exceed $2,000,000.  At December 31, 2019 availability under the agreement was $0.4 million. The Company expects that it will use the Credit Facility to finance the Company’s operations in the short term.

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

At December 31, 2019, the Company had $985,790 of indebtedness, including short-term debt, long term debt and an immaterial amount of capital leases. The prime rate as reported in the Wall Street Journal was 4.75% on December 31, 2019.

Further reductions in availability, either due to continued losses, or changes by North Mill to the Company’s borrowing base, could have a material adverse impact on our liquidity and ability to meet our operating requirements. In such a case, the Company would need to access additional sources of liquidity if it does not return to profitability. If the Company were unable to reach such an agreement with North Mill to increase availability, the Company could also attempt to negotiate a larger credit facility with another lender, but the Company would be obligated to pay the above described pre-payment penalty to North Mill. There is no assurance that the Company could secure either increased availability from North Mill or a new credit facility from a new lender, in which case the Company would have to use other assets to obtain liquidity, such as a sale-leaseback of some or all of its real estate. The Company was in compliance with all of the covenants associated with the Credit Facility at December 31, 2019.

Further losses or negative cash flow, including as a result of expenses connected with the investigation and possible environmental remediation of the Stuyvesant Falls facility, could result in the Company requiring additional capital or liquidity, which may not be available or may only be available on economically adverse terms. Specifically, the Company believes it can reduce negative cash flow through a combination of reductions in operating expenses and reductions in inventory. To the extent these measures do not provide sufficient liquidity, the Company will consider additional borrowings through the sale leaseback of its corporate headquarters and delaying certain expenditures until sufficient capital becomes available.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

At December 31, 2019, the Company had $985,790 debt outstanding. The Credit Facility bears interest at a rate using the Prime Rate, as reported in the Wall Street Journal, as the basis, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at December 31, 2019. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2019, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On January 30, 2020, the Company filed a Citizen Participation Plan with the New York Department of Environmental Conservation under its Brownfield Cleanup Program. The plan was with respect to the Company’s property in Stuyvesant Falls, New York. The plan recognizes that the soil and groundwater at the Stuyvesant Falls facility is impacted by chemical compounds exceeding regulatory standards. The Company has applied to the Brownfield Cleanup Program. Pursuant to the plan, the Company will conduct, at its expense, investigation and remediation at the site with oversight by the Department of Environmental Conservation.

The Company’s best estimate of the expected cost to remediate the site is $0.9 million. This amount was recorded as an expense in the three months ended December 31, 2019 and is reflected in other accrued liabilities and selling, general and administrative expenses in the Company’s financial statements.

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

Date: February 14, 2020