Form 10-Q
period 2020-03-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2020-05-15
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2020

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

The number of shares of common stock outstanding at May 1, 2020 is 4,013,537 shares.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, both in the United States and in our overseas markets, impacts of the U.S. Affordable Care Act, our history of net losses and negative cash flows, risks arising from the COVID-19 pandemic and other specific matters which relate directly to the Company's operations and properties as discussed in the Company’s annual report on Form 10-K for the year ended June 30, 2019 and as supplemented in Part II, Item 1A, Risk Factors in this Report. The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
Net sales	$8,097,215	$8,316,027	$23,382,636	$23,691,922
Cost of sales	6,511,688	6,765,552	19,190,237	20,057,379
Gross profit	1,585,527	1,550,475	4,192,399	3,634,543

Selling, general and administrative expenses	1,890,296	1,903,408	6,617,016	5,975,580
Loss from operations	(304,769)	(352,933)	(2,424,617)	(2,341,037)

Other (income) expenses:
Interest expense	25,754	18,590	51,542	44,548
Interest income	(48)	(47)	(100)	(107)
Legal settlement	-	(750,000)	-	(750,000)
Other, net	9	45	32	45
	25,715	(731,412)	51,474	(705,514)

Income (loss) before income taxes	(330,484)	378,479	(2,476,091)	(1,635,523)
Provision for income taxes	-	-	-	-
Net income (loss)	$(330,484)	$378,479	$(2,476,091)	$(1,635,523)

Basic income (loss) per share	$(0.08)	$0.09	$(0.62)	$(0.41)

Diluted income (loss) per share	$(0.08)	$0.09	$(0.62)	$(0.41)

Weighted average shares outstanding - basic	4,013,537	4,013,537	4,013,537	4,013,537

Weighted average shares outstanding - diluted	4,013,537	4,013,537	4,013,537	4,013,537

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	March 31,	June 30,
	2020	2019
Current assets:
Cash and cash equivalents	$1,155,099	$195,454
Accounts receivable, net of allowances of $170,000	3,644,766	3,165,289
Inventories, net	6,821,211	7,333,095
Income tax receivable	18,453	12,178
Other current assets	312,002	244,908

Total current assets	11,951,531	10,950,924

Property, plant and equipment, net	3,585,970	4,001,081
Deferred income taxes	501,891	501,891

Total assets	$16,039,392	$15,453,896

See accompanying Notes to Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	March 31,	June 30,
	2020	2019
Current liabilities:
Accounts payable	$1,690,963	$1,469,232
Customer deposits	2,737,635	562,905
Other accrued liabilities	2,194,647	1,531,407
Total current liabilities	6,623,245	3,563,544

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-

Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-

Common stock; $0.01 par value; 30,000,000 shares authorized; 5,213,902 shares issued at March 31, 2020 and June 30, 2019;4,013,537 shares outstanding at March 31, 2020 and June 30, 2019	52,139	52,139
Additional paid-in capital	48,493,203	48,491,317
Accumulated deficit	(18,148,407)	(15,672,316)
Less treasury stock, at cost; 1,200,365 shares at March 31, 2020 and June 30, 2019, respectively	(20,980,788)	(20,980,788)
Total stockholders' equity	9,416,147	11,890,352
Total liabilities and stockholders' equity	$16,039,392	$15,453,896

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(UNAUDITED)

	Three Months Ended March 31, 2020
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance at December 31, 2019	$52,139	$48,492,674	$(17,817,923)	$(20,980,788)	$9,746,102

Stock based compensation	-	529	-	-	529

Net loss	-	-	(330,484)	-	(330,484)
Balance at March 31, 2020	$52,139	$48,493,203	$(18,148,407)	$(20,980,788)	$9,416,147

	Three Months Ended March 31, 2019
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance at December 31, 2018	$52,139	$48,489,734	$(15,576,633)	$(20,980,788)	$11,984,452

Stock based compensation	-	791	-	-	791

Net income (loss)	-	-	378,479	-	378,479
Balance at March 31, 2019	$52,139	$48,490,525	$(15,198,154)	$(20,980,788)	$12,363,722

	Nine Months Ended March 31, 2020
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance at June 30, 2019	$52,139	$48,491,317	$(15,672,316)	$(20,980,788)	$11,890,352

Stock based compensation	-	1,886	-	-	1,886

Net loss	-	-	(2,476,091)	-	(2,476,091)
Balance at March 31, 2020	$52,139	$48,493,203	$(18,148,407)	$(20,980,788)	$9,416,147

	Nine Months Ended March 31, 2019
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance at June 30, 2018	$52,139	$48,488,220	$(13,562,631)	$(20,980,788)	$13,996,940

Stock based compensation	-	2,305	-	-	2,305

Net loss	-	-	(1,635,523)	-	(1,635,523)
Balance at March 31, 2019	$52,139	$48,490,525	$(15,198,154)	$(20,980,788)	$12,363,722

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,476,091)	$(1,635,523)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities:

Depreciation and amortization	462,274	635,868
Stock based compensation	1,886	2,305
Provision for doubtful accounts and sales
returns and allowances	21,623	20,178

Changes in operating assets and liabilities:
Accounts receivable	(501,100)	303,444
Inventories	511,884	(62,904)
Income tax receivable	(6,275)	(8,120)
Other current assets	(67,094)	(39,666)
Accounts payable	221,731	359,851
Customer Deposits	2,174,731	68,970
Other accrued liabilities	663,239	(55,440)
Net cash provided by (used in) operating activities	1,006,808	(411,037)

Cash flows from investing activities:
Capital expenditures	(47,163)	-
Net cash used in investing activities	(47,163)	-

Cash flows from financing activities:
Borrowings under revolving credit agreement	24,224,054	24,375,484
Payments under revolving credit agreement	(24,224,054)	(23,964,749)
Net cash provided by financing activities	-	410,735

Net increase (decrease) in cash and cash equivalents	959,645	(302)
Cash and cash equivalents at beginning of period	195,454	136,112
Cash and cash equivalents at end of period	$1,155,099	$135,810

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

The Company’s best estimate of the expected cost to remediate the site is $0.9 million. This amount was recorded as an expense in the three months ended December 31, 2019 and is reflected in other accrued liabilities and selling, general and administrative expenses in the Company’s financial statements. As of March 31, 2020, the Company has paid approximately $79,000 in remediation expenses which have been charged to the initial reserve.

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

Risk and Uncertainties, Going Concern, Liquidity and Management’s Plan

 A novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China in December 2019. On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in business slowdowns or shutdowns in affected areas. Despite our efforts to manage and remedy and manage the effects of this pandemic, the significance depends on factors beyond our control, including the duration and severity of the outbreak as well as third-party actions taken to contain the spread and mitigate public health efforts. For the Company this creates additional economic uncertainty. Risks for the Company include disruption in operations if a significant percentage of our workforce is unable to work due to illness, forced curtailment of business operations and business travel by governmental authorities, and failure of others in our supply chain and distribution channel to meet their obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties.

The Company believes the combination of cash on hand at March 31, 2020, cash flows from operations, additional borrowings on the credit facility (Note 6), and additional liquidity provided by the Paycheck Protection Program loan (Note 8) will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. To the extent these measures do not provide sufficient liquidity, the Company will consider additional borrowings through the sale leaseback of its corporate headquarters and delaying certain expenditures until sufficient capital becomes available. Historically, the Company has experienced, and continues to experience, net losses and net losses from operations. Additionally, the Company expects to incur significant environmental costs that are planned to be expended over the next year (Note 1). The Company’s liquidity needs will be largely determined by the success of the Company executing management’s plan.

2. Revenues

The Company’s revenues are derived primarily from the sales of respiratory products, medical gas equipment and emergency medical products. The products are generally sold directly to distributors, customers affiliated with buying groups, individual customers and construction contractors, throughout the world.

The Company recognizes revenue from product sales upon the transfer of control, which is generally upon shipment or delivery, depending on the delivery terms set forth in the customer contract. Payment terms between Allied and its customers vary by the type of customer, country of sale, and the products offered. The term between invoicing and the payment due date is not significant.  For certain customers or product orders, Allied may require advance payments.  These contract liabilities are reflected as customer deposits on the Company’s balance sheet.

Management exercises judgment in estimating variable consideration. Provisions for early payment discounts, rebates and returns and other adjustments are provided for in the period the related sales are recorded. Historical data is readily available and reliable and is used for estimating the amount of the reduction in gross sales.

The Company provides rebates to wholesalers. Rebate amounts are based upon purchases using contractual amount for each product sold. Factors used in the rebate calculations include the identification of which products have been sold subject to a rebate and the customer or price terms that apply. Using known contractual allowances, the Company estimates the amount of the rebate that will be paid and records the liability as a reduction of gross sales when it records the sale of the product. Settlement of the rebate generally occurs in the month following the sale.

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

	Sales by Region
	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019

Domestic United States	$6,142,406	$6,128,063	$17,338,254	$17,819,577
Europe	148,255	327,357	545,372	707,296
Canada	186,032	212,219	555,410	585,542
Latin America	782,650	515,753	2,345,441	1,642,390
Middle East	205,633	236,834	429,590	382,845
Far East	632,239	892,044	2,167,995	2,534,292
Other International	-	3,757	574	19,980
	$8,097,215	$8,316,027	$23,382,636	$23,691,922

	Sales by Product
	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019

Respiratory care products	$2,289,920	$2,292,547	$6,507,371	$6,707,384
Medical gas equipment	3,848,923	4,371,944	11,453,496	12,191,622
Emergency medical products	1,958,372	1,651,536	5,421,769	4,792,916
	$8,097,215	$8,316,027	$23,382,636	$23,691,922

3. Inventories

Inventories are comprised as follows:

	March 31, 2020	June 30, 2019
Work-in progress	$458,675	$288,828
Component parts	6,694,041	7,151,228
Finished goods	1,448,757	1,693,974
Reserve for obsolete and excess
inventories	(1,780,262)	(1,800,935)
	$6,821,211	$7,333,095

4. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic and diluted shares outstanding for the three and nine months ended March 31, 2020 and 2019 were 4,013,537.

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

Environmental Remediation

As more fully described in Note 1, the Company has filed a Citizen Participation Plan with the New York Department of Environmental Conservation under its Brownfield Cleanup Program with respect to the Company’s property in Stuyvesant Falls, New York. The plan recognizes that the soil and groundwater at the Stuyvesant Falls facility is impacted by chemical compounds exceeding regulatory standards. Pursuant to the plan, the Company will conduct, at its expense, investigation and remediation at the site.

The Company’s best estimate of the expected cost to remediate the site is $0.9 million. This amount was recorded as an expense in the three months ended December 31, 2019 and is reflected in other accrued liabilities and selling, general and administrative expenses in the Company’s financial statements. As of March 31, 2020, the Company has paid approximately $79,000 in remediation expenses which have been charged to the initial reserve.

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

6. Financing

The Company is party to a Loan and Security Agreement with North Mill Capital, LLC (“North Mill”), as successor in interest to Summit Financial Resources, L.P., dated effective February 27, 2017, as amended April 16, 2018 and April 24, 2019 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable but will not exceed $2,000,000.  At March 31, 2020 availability under the agreement was $2.0 million.

The Credit Facility will be available, subject to its terms, on a revolving basis until it expires on February 27, 2021, at which time all amounts outstanding under the Credit Facility will be due and payable. Advances will bear interest at a rate equal to 2.00% in excess of the prime rate as reported in the Wall Street Journal. Interest is computed based on the actual number of days elapsed over a year of 360 days. In addition to interest, the Credit facility requires that the Company pay the lender a monthly administration fee in an amount equal to forty-seven hundredths percent (0.47%) of the average outstanding daily principal amount of loan advances for each calendar month, or portion thereof.

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

At March 31, 2020, the Company had no indebtedness. The prime rate as reported in the Wall Street Journal was 3.25% on March 31, 2020.

The Company was in compliance with all of the covenants associated with the Credit Facility at March 31, 2020.

7. Income Taxes

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  In the three and nine months ended March 31, 2020 the Company recorded the tax benefit of losses incurred in the amount of approximately $82,000 and $623,000, respectively.  As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of a like amount was recorded.  Due to the reduction in the cumulative to date loss occurring in the three months ended March 31, 2019, the Company recorded a provision for income taxes of approximately $100,000 along with a reduction in the valuation allowance for a like amount. For the nine months ended March 31, 2019 the Company recorded the tax benefit of cumulative losses incurred to date in the amount of approximately $406,000. As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of a like amount was recorded. The total valuation allowance recorded by the Company as of March 31, 2020 and 2019 was approximately $3,348,000 and $2,606,000, respectively. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be subject to a valuation allowance.

8. Subsequent Events

COVID-19

On January 30, 2020 the World Health Organization (“WHO’) announced a global health emergency because of a new strain of coronavirus originating in Wuhan China and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020 the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as the date of this report. As such, it is uncertain as the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, operations, suppliers, industry and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity. The Company is dependent on its workforce to deliver its products. As an essential supplier under state and local shelter in-place orders, the Company has continued to operate through the date of this report. However, required social distancing directives and additional shelter in-place directives could impact the Company’s ability to deploy its workforce. Disruptions to the supply chain may lead to a delayed receipt by the Company of necessary raw materials and component inventory. The Company cannot estimate the length or gravity of the impact of the COVID-9 outbreak on the Company’s results of future operations, financial position, or liquidity.

CARES Act Loan

On April 22, 2020, the Company entered into a loan agreement (the “SBA Loan”) with Jefferson Bank and Trust Company under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”).  The Company received total proceeds of $2.375 million from the SBA Loan.  In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA Loan for payroll costs and other permitted uses.  The SBA Loan is scheduled to mature on April 13, 2022 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act.

All or a portion of the SBA Loan may be forgiven by the SBA upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight week period beginning on the loan origination date, subject to regulations and guidance provided by the United States Treasury. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the SBA Loan, or any portion thereof, is forgiven pursuant to the CARES Act, the amount forgiven is applied to outstanding principal. The Company intends to seek forgiveness of the SBA Loan to the maximum extent permitted but cannot guarantee whether or to what extent such forgiveness will be granted.

Payments of unforgiven principal and interest are deferred until November 2020, at which point the Company is required to repay such amounts in 18 equal monthly payments. The SBA Loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The SBA Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

COVID-19 Outbreak

On January 30, 2020 the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan China and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020 the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

As discussed in more detail in this Item 2, the Company has seen an unprecedented increase in demand and orders for its AHP300 ventilators, EPV200 ventilators, other respiratory care products, and other emergency medical devices. The Company has made capital investments, added employees, and increased inventory purchases in order to increase production of these ventilators and other products critical to the care of COVID-19 patients.

The Company faces supply chain challenges as demand for components critical for the production of these products has spiked as all manufacturers of ventilators and other critical medical equipment seek to increase production. The Company cannot be certain that it will be able to obtain the needed components in a timely fashion. In addition, while the Company has not yet seen material price increases for its raw materials or necessary components, such increases are possible.

At the same time, the COVID-19 pandemic could decrease demand for other products as hospitals reduce “non-essential procedures.” The economic effects on hospitals and providers could negatively impact the market for the Company’s construction products if hospitals cut back on construction and capital improvements. The duration and extent of this decreased demand is uncertain and depends on decisions by government health authorities, hospitals and providers in responding to and mitigating the COVID-19 outbreak.

Results for the quarter ended March 31, 2020 only partially reflects the impacts discussed above. The full economic impact of the COVID-19 pandemic continues to evolve as the date of this report. As such, the Company cannot predict with certainty the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, operations, suppliers, industry and workforce. Please see Part II, Item 1A, Risk Factors for more information.

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Allied had net sales of $8.1 million for the three months ended March 31, 2020, down $0.2 million from net sales of $8.3 million in the prior year same quarter. Domestic sales were unchanged while international sales, which represented 24.1% of third quarter sales, were down 10.7% from the prior year same quarter.

Total orders for the Company’s products for the three months ended March 31, 2020 of $17.8 million were $9.9 million or 125.3% higher than orders for the prior year same quarter of $7.9 million. Domestic orders are up 81.8% over the prior year same quarter while international orders, which represented 43.4% of third quarter orders, were 230.3% higher than orders for the prior year same quarter.

Almost all of the increase in orders for the period was due to increased demand for the Company’s emergency products. In total, orders for the AHP300 ventilator line for the three months ended March 31, 2020 were $7.4 million dollars, a $7.0 million increase over orders for the prior year same quarter of $0.3 million. The increase in total orders for the AHP300 consisted of an increase of $2.7 million in domestic orders and $4.3 million in international orders. Orders for the Company’s other products for the quarter were $10.4 million, $2.8 million higher than orders for the prior year same quarter of $7.6 million. These products include medical devices used in direct patient care, in an emergency or hospital setting, including suction pumps, oxygen regulators, air compressors, nebulizers, demand valves, aspirators, and emergency use ventilators.

Gross profit for the three months ended March 31, 2020 was $1.6 million, or 19.8% of net sales, compared to $1.6 million, or 19.3% of net sales, for the three months ended March 31, 2019.

Selling, general and administrative expenses for the three months ended March 31, 2020 and 2019 were $1.9 million.

Loss from operations was $305,000 for the three months ended March 31, 2020 compared to loss from operations of $353,000 for the three months ended March 31, 2019.

Other income and expenses for the three months ended March 31, 2020 was an expense of $25,700 compared to income of $731,400 for the three months ended March 31, 2019 which included approximately $750,000 of income realized by the Company as a result of the settlement of litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”), which provides electrical power to the Company’s facility in Stuyvesant Falls, New York, and one other party. Interest expense for the three months ended March 31, 2020 was $26,000 compared to interest expense of $19,000 for the three months ended March 31, 2019.

Allied had a loss before benefit from income taxes in the third quarter of fiscal 2020 of $330,000 compared to income before provision for income taxes in the third quarter of fiscal 2019 of $378,000.  The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the three months ended March 31, 2020 and 2019. In the quarter ended March 31, 2020 the tax benefit of losses in the amount of approximately $82,000 was fully offset by a valuation allowance of equivalent amount.   Due to the reduction in the cumulative to date loss occurring in the three months ended March 31, 2019, a tax provision in the amount of $100,000 was recorded offset by a reduction in the valuation allowance. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the third quarter of fiscal 2020 was $330,000 or $0.08 per basic and diluted share compared to net income of $378,000 or $0.09 per basic and diluted share for the third quarter of fiscal 2019. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the third quarters of fiscal 2020 and 2019 were 4,013,537.

Nine months ended March 31, 2020 compared to nine months ended March 31, 2019

Allied had net sales of $23.4 million for the nine months ended March 31, 2020, down $0.3 million, or 1.3% from net sales of $23.7 million in the prior year same period. Domestic sales were down 2.7% from the prior year same period while international sales were up 2.9% from the prior year same period. International business represented 25.8% of sales for the first nine months of fiscal 2020.

Total orders for the Company’s products for the nine months ended March 31, 2020 of $33.2 million were $10.0 million or 43.1% higher than orders for the prior year same period of $23.2 million. Domestic orders are up 27.3% from the prior year same period while international orders, which represented 35.6% of orders for the first nine months of fiscal 2020, were 83.1% higher than orders for the prior year same period. Changes in orders for specific products due to COVID-19 during the nine month period reflect the same patterns discussed for the current quarter above.

Gross profit for the nine months ended March 31, 2020 was $4.2 million, or 17.9% of net sales, compared to $3.6 million, or 15.2% of net sales, for the nine months ended March 31, 2019. The $0.6 million increase in gross profit is mainly attributable to a $0.6 million decrease in fringe benefits including medical benefits. The Company is self-insured for medical benefits and there is variation in the amount of claims over time.

Selling, general and administrative expenses for the nine months ended March 31, 2020 were $6.6 million compared to selling, general and administrative expenses of $6.0 million for the nine months ended March 31, 2019. The increase is primarily due to the $0.9 million provision for environmental cleanup costs at the Company’s facility in Stuyvesant Falls, New York. This increase was partially offset by a $0.2 million decrease in personnel cost consisting of salary and fringe benefits.

Loss from operations was $2.5 million for the nine months ended March 31, 2020 compared to loss from operations of $2.3 million for the nine months ended March 31, 2019.

Other income and expenses for the nine months ended March 31, 2020 was an expense of $51,500 compared to income of $705,500 for the nine months ended March 31, 2019 which included approximately $750,000 of income realized by the Company as a result of the settlement of litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”), which provides electrical power to the Company’s facility in Stuyvesant Falls, New York, and one other party. Interest expense for the nine months ended March 31, 2020 was $51,500 compared to interest expense of $44,500 for the nine months ended March 31, 2019.

Allied had a loss before benefit from income taxes in the first nine months of fiscal 2020 of $2.5 million compared to loss before benefit from income taxes in the first nine months of fiscal 2019 of $1.6 million.  The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the nine months ended March 31, 2020 and 2019. In the nine months ended March 31, 2020 the tax benefit of losses in the amount of approximately $623,000 was fully offset by a valuation allowance of equivalent amount.   In the nine months ended March 31, 2019 the Company recorded the tax benefit of losses incurred in the amount of approximately $406,000 net of additions to the valuation allowance of like amount. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the nine months ended March 31, 2020 was $2.5 million or $0.62 per basic and diluted share compared to net loss of $1.6 million or $0.41 per basic and diluted share for the first nine months of fiscal 2019. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first nine months of fiscal 2020 and 2019 was 4,013,537.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash, cash equivalents, other items of working capital and available borrowing under the Credit Facility discussed below.

The Company’s working capital was $5.3 million at March 31, 2020 compared to $7.4 million at June 30, 2019. Inventory decreased by $0.5 million, Customer Deposits increased by $2.2 million and Other Accrued Liabilities increased by $0.7 million. During fiscal 2020, these decreases in working capital were partially offset by a $1.0 million increase in Cash and cash equivalents and $0.4 million increase in Accounts Receivable. Accounts Receivable was $3.6 million at March 31, 2020, an increase from $3.2 million at June 30, 2019. Accounts Receivable as measured in days sales outstanding (“DSO”) was 43 DSO at March 31, 2020; an increase from 39 DSO at June 30, 2019. The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns in order to manage inventory levels.

The Company will spend about $1.2 million in capital expenditures as part of the ramp-up of our operation to produce additional ventilators. These expenditures are planned for the fourth quarter of the current fiscal year.

Credit Arrangements

As of March 31, 2020, the Company was party to a Loan and Security Agreement with North Mill Capital, LLC (“North Mill”), as successor in interest to Summit Financial Resources, L.P., dated effective February 27, 2017, as amended April 16, 2018 and April 24, 2019 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable but will not exceed $2,000,000.  At March 31, 2020 availability under the agreement was $2.0 million. The Company expects that it will use the Credit Facility to finance the Company’s operations in the short term.

The Credit Facility will be available, subject to its terms, on a revolving basis until it expires on February 27, 2021, at which time all amounts outstanding under the Credit Facility will be due and payable. Advances will bear interest at a rate equal to 2.00% in excess of the prime rate as reported in the Wall Street Journal. Interest is computed based on the actual number of days elapsed over a year of 360 days. In addition to interest, the Credit facility requires that the Company pay the lender a monthly administration fee in an amount equal to forty-seven hundredths percent (0.47%) of the average outstanding daily principal amount of loan advances for each calendar month, or portion thereof.

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

On April 22, 2020, the Company entered into a loan agreement (the “SBA Loan”) with Jefferson Bank and Trust Company under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”).  The Company received total proceeds of $2.375 million from the SBA Loan.  In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA Loan for payroll costs and other permitted uses.  The SBA Loan is scheduled to mature on April 13, 2022 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act.

All or a portion of the SBA Loan may be forgiven by the SBA upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight week period beginning on the loan origination date, subject to regulations and guidance provided by the United States Treasury. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the SBA Loan, or any portion thereof, is forgiven pursuant to the CARES Act, the amount forgiven is applied to outstanding principal. The Company intends to seek forgiveness of the SBA Loan to the maximum extent permitted but cannot guarantee whether or to what extent such forgiveness will be granted.

Payments of unforgiven principal and interest are deferred until November 2020, at which point the Company is required to repay such amounts in 18 equal monthly payments. The SBA Loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The SBA Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

At March 31, 2020, the Company had no indebtedness, including short-term debt, long term debt and an immaterial amount of capital leases. The prime rate as reported in the Wall Street Journal was 3.25% on March 31, 2020.

Further reductions in availability, either due to continued losses, or changes by North Mill to the Company’s borrowing base, could have a material adverse impact on our liquidity and ability to meet our operating requirements. In such a case, the Company would need to access additional sources of liquidity if it does not return to profitability. If the Company were unable to reach such an agreement with North Mill to increase availability, the Company could also attempt to negotiate a larger credit facility with another lender, but the Company would be obligated to pay the above described pre-payment penalty to North Mill. There is no assurance that the Company could secure either increased availability from North Mill or a new credit facility from a new lender, in which case the Company would have to use other assets to obtain liquidity, such as a sale-leaseback of some or all of its real estate. The Company was in compliance with all of the covenants associated with the Credit Facility at March 31, 2020.

Further losses or negative cash flow, including as a result of expenses connected with (i) the investigation and possible environmental remediation of the Stuyvesant Falls facility and (ii) the Company’s response to the COVID-19 outbreak, could result in the Company requiring additional capital or liquidity, which may not be available or may only be available on economically adverse terms. To the extent the Company is able to satisfy the increased orders for its respiratory care products, the increased revenue from such sales should provide increased liquidity. In addition, the Company could consider additional borrowings to the extent available, including without limitation through the sale leaseback of its corporate headquarters.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

At March 31, 2020, the Company has no debt outstanding. The Credit Facility bears interest at a rate using the Prime Rate, as reported in the Wall Street Journal, as the basis, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at March 31, 2020. The Company has international sales; however, these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2020, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

The Company’s best estimate of the expected cost to remediate the site is $0.9 million. This amount was recorded as an expense in the three months ended December 31, 2019 and is reflected in other accrued liabilities and selling, general and administrative expenses in the Company’s financial statements. As of March 31, 2020, the Company has paid approximately $79,000 in remediation expenses which have been charged to the initial reserve.

Item 1A. Risk Factors.

In connection with information set forth in this Quarterly Report on Form 10-Q, readers should also consider the risk factors discussed under Item 1A. Risk Factors, in Part I of our 2019 Form 10-K, together with the supplement below. The risks set forth in our 2019 Form 10-K, as supplemented in this Item 1A, Risk Factors, could materially and adversely affect our business, financial condition, and results of operations.

The global COVID-19 outbreak or other similar outbreaks of infections or diseases could substantially harm our business.

The global COVID-19 outbreak and other possible pandemics, epidemics or other outbreaks of diseases or infections could have significant negative impacts on our business, expenses, revenues and profitability. These events can result in, and in the case of the COVID-19 outbreak, have resulted in disruptions to our business, including without limitation those arising from the following factors:

-      Employee matters: The Company is dependent on its workforce to deliver its products. As an essential supplier, the Company has continued to operate through the date of this report. However, required social distancing directives and additional shelter-in place directives could impact the Company’s ability to deploy its workforce. The Company’s ability to operate is also contingent on maintaining healthy and safe work conditions. Incidents of COVID-19 in the Company’s workforce could lead to delays in production. While the Company is taking steps to protect its employees and maintain safe work conditions, such efforts cannot guarantee that its employees will not be impacted, directly or indirectly, by COVID-19.

-       Supply chain issues: Global demand for ventilators and other respiratory care products has reached previously unseen levels as a result of the COVID-19 outbreak. This has, in turn, resulted in shortages of critical components. Disruptions to the supply chain may lead to a delayed receipt by the Company of necessary raw materials and component inventory. The Company is working with existing and alternative suppliers to obtain the necessary components for its products, however there is no guaranty it will succeed in doing so. In addition, the increased demand for certain components and raw materials could lead to inflationary pressures for these inputs, which could affect the Company’s costs.

-      Working capital: As previously reported, the Company’s financial condition has made it dependent on lines of credit and cost saving measures. Such cost saving measures included decreases in inventory. In order to meet the sudden increase in demand for ventilators and respiratory care products, the Company has had to increase inventory. The Company has relied on its line of credit and other cash conservation measures to finance the necessary increases in inventory.

-       Negative impact on construction products: Loss of revenue by hospitals for elective procedures could negatively impact their budgets for other capital items, which could negatively impact sales of our construction products. This could reduce demand for the Company’s medical gas system products, typically purchased for new construction or renovation of hospitals.

Item 6.	Exhibits

(a) Exhibits:

10.8 Promissory Note, dated April 22, 2020, by and between the Company and Jefferson Bank and Trust Company

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

** Filed herewith as Exhibit 101 are the following materials formatted in XBRL: (i) Statement of Operations, (ii) Balance Sheet, (iii) Statement of Cash Flows and (iv) Notes to Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED HEALTHCARE PRODUCTS, INC.

/s/ Daniel C. Dunn
Daniel C. Dunn
Chief Financial Officer
Date: May 15, 2020