Form 10-K
period 2020-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2020-09-28
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year June 30, 2020

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of December 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,112,660. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of September 16, 2020, there were 4,013,537 shares of common stock, $0.01 par value (the “Common Stock”), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be filed within 120 days after June 30, 2020 (portion) (Part III)

ALLIED HEALTHCARE PRODUCTS, INC.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION

REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are “forward-looking statements.” Words such as “believe,” “expect,” “intend,” “will,” “should,” and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, impacts of the U.S. Affordable Care Act, our recent history of net losses and negative cash flow, the COVID-19 pandemic, and other specific matters which relate directly to the Company’s operations and properties as discussed in Items 1, 1A, 3 and 7 of this Report. The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made. Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission which are available on our website at www.alliedhpi.com under "Financial/SEC Filings."

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

Markets and Products

In fiscal 2020, respiratory care products, medical gas equipment and emergency medical products represented approximately 27%, 48% and 25%, respectively, of the Company’s net sales. In comparison, in fiscal 2019, respiratory care products, medical gas equipment and emergency medical products represented approximately 29%, 51%, and 20%, respectively, of the Company’s net sales. The Company operates in a single industry segment and its principal products are described in the following table:

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

Sales and Marketing

Allied sells its products primarily to hospitals, hospital equipment dealers, hospital construction contractors, home health care dealers, emergency medical products dealers and others. The Company maintains a sales force of 12 sales professionals, all of whom are full-time employees of the Company.

The sales force includes four domestic hospital, homecare and emergency specialists, three domestic construction specialists, and three international sales representatives. A total of two sales managers lead the sales groups.

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

The Company’s international specialists sell all Allied products within their territory. Allied’s net sales to foreign markets totaled 27% of total net sales in fiscal 2020, 25% in 2019 and 24% in 2018. International sales are made through a network of dealers, agents and U.S. exporters who distribute the Company’s products throughout the world. Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East.

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

During fiscal year 2020 the research and development group worked on developing a new product slated for release in 2021. It also supported the production ramp up of the AHP300 and EPV200 ventilators.

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

The Company manufactures and distributes a broad spectrum of respiratory therapy equipment, emergency medical equipment and medical gas equipment. To date, all of the Company’s FDA clearances have been obtained through the 510(k) clearance process. These determinations are very fact specific and the FDA has stated that, initially, the manufacturer is best qualified to make these determinations, which should be based on adequate supporting data and documentation. The FDA, however, may disagree with a manufacturer’s determination not to file a 510(k) and require the submission of a new 510(k) notification for the changed or modified device. Where the FDA believes that the change or modification raises significant new questions of safety or effectiveness, the agency may require a manufacturer to cease distribution of the device pending clearance of a new 510(k) notification. Certain of the Company’s medical devices have been changed or modified subsequent to 510(k) marketing clearance of the original device by the FDA. Certain of the Company’s medical devices, which were first marketed prior to May 28, 1976, and therefore, grandfathered and exempt from the 510(k) notification process, also have been subsequently changed or modified. The Company believes that these changes or modifications do not significantly affect the devices’ safety or effectiveness or make a major change or modification in the devices’ intended uses and, accordingly, submission of new 510(k) notification to the FDA is not required. There can be no assurance, however, that the FDA would agree with the Company’s determinations.

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

Patents which will expire in the period of 2020 to 2037 in the aggregate are believed to be of material importance in the operation of Allied’s business. Allied believes no single patent, except that related to Litholyme®, is material in relation to Allied’s future business as a whole. Although the expiration of an individual patent may lead to increased competition, other factors such as a competitor’s need to obtain regulatory approvals prior to marketing a competitive product and the nature of the market, may allow Allied to continue to have commercial advantages after the expiration of the patent.

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

Environmental and Safety Regulation

The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. The Company is also subject to the Federal Occupational Safety and Health Act and similar state statutes. From time to time, the Company has been involved in environmental proceedings involving cleanup of hazardous waste. See Item 3. Legal Proceedings for a discussion of the Company’s remediation obligations at its Stuyvesant Falls facility.

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

Employees

At June 30, 2020, the Company had approximately 218 full-time employees. Approximately 139 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2021.

Information about our Executive Officers

This section provides information regarding the executive officers of the Company who are appointed by and serve at the pleasure of the Board of Directors:

Name	Age	Position
Earl R. Refsland	77	Director, President and Chief Executive Officer (1)
Andrew D. Riley	43	Vice President of Operations (2)
Daniel C. Dunn	60	Vice President of Finance, Chief Financial Officer, Secretary & Treasurer (3)

(1)	Mr. Refsland has been Director, President and Chief Executive Officer of the Company since September, 1999.

(2)	Mr. Riley served as Vice President of Operations from July 2014 until June 15, 2020, when he tendered his resignation. The Company has engaged in a search to fill this position.

(3)	Mr. Dunn has been Vice President — Finance, Chief Financial Officer, Secretary and Treasurer since July, 2001. He previously held the position of Director of Finance at MetalTek International from 1998 to 2001. Prior to that time, Mr. Dunn held the position of Corporate Controller at Allied Healthcare Products, Inc. from 1994 to 1998.

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

Our common stock is listed on the NASDAQ Capital Market but is thinly traded. As a result, stockholders may not be able to sell shares of common stock on short notice. Additionally, the market price of our common stock could be subject to significant fluctuations in response to quarter-to-quarter variation in our operating results, announcements of new products or services by us or our competitors, and other events or factors. For example, a shortfall in net sales or net income, or an increase in losses could have an immediate and significant adverse effect on the market price and volume fluctuations that have particularly affected the market prices of many micro and small capitalization companies and that have often been unrelated or disproportionate to the operating performance of these companies. Additionally, management believes that the COVID-19 pandemic has increased speculation in the Company’s shares which has resulted in significant fluctuations in price since the onset of the COVID-19 pandemic. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

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

In March 2010, Congress approved, and the President signed into law, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively the "Healthcare Reform Acts"). Among other things, the Healthcare Reform Acts seek to expand health insurance coverage to approximately 32 million uninsured Americans. Many of the significant changes in the Healthcare Reform Acts did not take effect until 2014. The Healthcare Reform Acts contain many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid. Other provisions of this law as currently enacted, including an independent payment advisory board and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered, and may adversely affect our business and results of operations. Further, we cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally. However, any changes that lower reimbursements for our products, reduce medical procedure volumes or increase cost containment pressures on us or other participants in the healthcare industry could adversely affect our business and results of operations.

We also could be adversely affected by, among other things, changes in the delivery or pricing of or reimbursement for medical devices.

We have a history of net losses in fiscal 2018, 2019 and 2020 and we may not be able to return to profitability in the future, which may cause the market price of our common stock to decline.

We have a history of net losses. We reported a net loss of $2.2 million in fiscal 2018, a net loss of $2.1 million in fiscal 2019 and net loss of $3.1 million in fiscal 2020. We will need to generate and sustain increased sales levels in the future to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. There is no guarantee that we will be successful in our efforts to return to profitability. We may also incur losses in the future for a number of reasons, including the other risks described in this Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease. If we continue to experience operating losses and we are not able to generate additional liquidity through other means, then our liquidity needs may exceed availability under our credit facility, and we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our access to raw materials or services that are important to the operation of our business.

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

The global COVID-19 outbreak and other possible pandemics, epidemics or other outbreaks of diseases or infections could have significant negative impacts on our business, expenses, revenues and profitability. These events can result in, and in the case of the COVID-19 outbreak, have resulted in disruptions to our business, including without limitation those arising from the following factors:

-	Employee matters: The Company is dependent on its workforce to deliver its products. As an essential supplier, the Company has continued to operate through the date of this report. However, required social distancing directives and additional shelter-in place directives could impact the Company’s ability to deploy its workforce. The Company’s ability to operate is also contingent on maintaining healthy and safe work conditions. Incidents of COVID-19 in the Company’s workforce could lead to delays in production. While the Company is taking steps to protect its employees and maintain safe work conditions, such efforts cannot guarantee that its employees will not be impacted, directly or indirectly, by COVID-19.

-	Supply chain issues: Global demand for ventilators and other respiratory care products has reached previously unseen levels as a result of the COVID-19 outbreak. This has, in turn, resulted in shortages of critical components. Disruptions to the supply chain may lead to a delayed receipt by the Company of necessary raw materials and component inventory. The Company is working with existing and alternative suppliers to obtain the necessary components for its products, however there is no guaranty it will succeed in doing so. In addition, the increased demand for certain components and raw materials could lead to inflationary pressures for these inputs, which could affect the Company’s costs.

-	Working capital: As previously reported, the Company’s financial condition has made it dependent on lines of credit and cost saving measures. Such cost saving measures included decreases in inventory. In order to meet the sudden increase in demand for ventilators and respiratory care products, the Company has had to increase inventory. The Company has relied on its line of credit and other cash conservation measures to finance the necessary increases in inventory.

-	Negative impact on construction products: Loss of revenue by hospitals for elective procedures could negatively impact their budgets for other capital items, which could negatively impact sales of our construction products. This could reduce demand for the Company’s medical gas system products, typically purchased for new construction or renovation of hospitals

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company’s headquarters are located in St. Louis, Missouri and the Company maintains manufacturing facilities in Missouri and New York. Set forth below is certain information with respect to the Company’s manufacturing facilities at June 30, 2020.

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

Stuyvesant Falls Cleanup

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

The Company’s best estimate of the expected cost to remediate the site is $1.1 million. This amount was recorded as an expense in the nine months ended June 30, 2020 and is reflected in other accrued liabilities and selling, general and administrative expenses in the Company’s financial statements. As of June 30, 2020, the Company has paid approximately $82,000 in remediation expenses which have been charged to the initial reserve.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Allied Healthcare Products, Inc. trades on the NASDAQ Capital Market under the symbol AHPI. As of September 16, 2020, there were 30 record owners of the Company’s common stock. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

The following table summarizes information with respect to the high and low prices for the Company’s common stock as listed on the NASDAQ Global or Capital Market for each quarter of fiscal 2020 and 2019, respectively. The Company currently does not pay, and in the most recent fiscal years has not paid, any dividend on its common stock.

Common Stock Information

2020	High	Low	2019	High	Low
September quarter	$1.88	$1.25	September quarter	$3.05	$2.03
December quarter	$1.45	$0.92	December quarter	$2.80	$1.62
March quarter	$45.00	$1.19	March quarter	$2.17	$1.69
June quarter	$20.95	$7.60	June quarter	$2.08	$1.43

Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to the Company’s proxy statement for the 2020 annual meeting of stockholders, which will be filed within 120 days after June 30, 2020.

Item 6. Selected Financial Data

(In thousands, except per share data)
Year ended June 30,	2020	2019	2018	2017	2016
Statement of Operations Data
Net sales	$31,894	$31,382	$33,760	$33,512	$35,952
Cost of sales	26,323	26,343	27,309	26,956	28,593
Gross profit	5,571	5,039	6,451	6,556	7,359
Selling, general and administrative expenses	8,633	7,813	8,446	8,608	9,279
Loss from operations	(3,062)	(2,774)	(1,995)	(2,052)	(1,920)
Interest expense	65	56	24	-	-
Interest income	(1)	-	-	(1)	(3)
Legal settlement	-	(750)	-	-	-
Other, net	18	-	-	1	87
Loss before provision for
(benefit from) income taxes	(3,144)	(2,080)	(2,019)	(2,052)	(2,004)
Provision for (benefit from) income taxes	(130)	29	173	37	301
Net loss	$(3,014)	$(2,109)	$(2,192)	$(2,089)	$(2,305)
Basic loss per share	$(0.75)	$(0.53)	$(0.55)	$(0.52)	$(0.57)
Diluted loss per share	$(0.75)	$(0.53)	$(0.55)	$(0.52)	$(0.57)
Basic weighted average common shares outstanding	4,014	4,014	4,014	4,014	4,014
Diluted weighted average common shares outstanding	4,014	4,014	4,014	4,014	4,014

(In thousands)
June 30,	2020	2019	2018	2017	2016
Balance Sheet Data
Working capital	$5,949	$7,387	$8,653	$9,748	$10,736
Total assets	19,672	15,454	17,321	19,637	22,478
Stockholders' equity	8,879	11,890	13,997	16,186	18,272

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

COVID-19 Outbreak

Due to the COVID-19 pandemic, in the last quarter of 2020, the Company saw an unprecedented increase in demand and orders for its AHP300 ventilators, EPV200 ventilators, other respiratory care products, and other emergency medical devices. The Company has made capital investments, added employees, and increased inventory purchases in order to increase production of these ventilators and other products critical to the care of COVID-19 patients.

The Company’s ability to meet this demand has been impaired by supply chain challenges as demand for components critical for the production of these products has spiked as all manufacturers of ventilators and other critical medical equipment seek to increase production. At the same time, the COVID-19 pandemic could decrease demand for other products as hospitals reduce “non-essential procedures.” The economic effects on hospitals and providers could negatively impact the market for the Company’s construction products if hospitals cut back on construction and capital improvements. The duration and extent of this decreased demand is uncertain and depends on decisions by government health authorities, hospitals and providers in responding to and mitigating the COVID-19 outbreak.

Results for the year ended June 30, 2020 only partially reflect the impacts discussed above. The full economic impact of the COVID-19 pandemic continues to evolve as the date of this report. As such, the Company cannot predict with certainty the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, operations, suppliers, industry and workforce. Please see Part II, Item 1A, Risk Factors for more information.

Results of Operations

The Company manufactures and markets respiratory products, including respiratory care products, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts and percentages of net sales attributable to respiratory care products, medical gas equipment and emergency medical products for the fiscal years ended June 30, 2020, 2019, and 2018.

	Dollars in thousands
Year ended June 30,	2020
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$8,556	26.8%
Medical gas equipment	15,283	47.9%
Emergency medical products	8,055	25.3%
Total	$31,894	100.0%

	Dollars in thousands
Year ended June 30,	2019
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$8,993	28.7%
Medical gas equipment	16,032	51.1%
Emergency medical products	6,357	20.2%
Total	$31,382	100.0%

	Dollars in thousands
Year ended June 30,	2018
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$9,038	26.8%
Medical gas equipment	17,645	52.2%
Emergency medical products	7,077	21.0%
Total	$33,760	100.0%

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by the various income and expense categories reflected in the Company’s Statement of Operations.

Year ended June 30,	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales	82.5	83.9	80.9
Gross profit	17.5	16.1	19.1

Selling, general and administrative expenses	27.1	24.9	25.0
Loss from operations	(9.6)	(8.8)	(5.9)
Interest expense	0.2	0.2	0.1
Legal settlement	0.0	(2.4)	0.0
Other, net	0.1	0.0	0.0
Loss before provision for income taxes	(9.9)	(6.6)	(6.0)
Provision for (benefit from) income taxes	(0.4)	0.1	0.5
Net loss	(9.5)%	(6.7)%	(6.5)%

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

Inventory reserve for obsolete and excess inventory:

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. This analysis considers those identified inventory items to determine, in management’s best estimate, if parts can be used beyond one year, if there are alternate uses or at what values such parts may be disposed for. At June 30, 2020 and 2019, inventory is recorded net of a reserve for obsolete and excess inventory of $1.8 million.

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

In light of its history of operating losses the Company does not rely on the existence of future taxable income as it currently cannot conclude future taxable income is likely to occur. The Company does rely on reversals of existing temporary deferred tax liabilities and tax planning strategies to the extent available to support the value of its existing deferred tax assets. The tax planning strategies available to the Company that it would use rather than allow the tax benefits of net operating loss carryovers to expire include the revocation of the LIFO method inventory and the recognition of a gain on the sale of the Company’s excess land in Stuyvesant Falls, New York. As of June 30, 2020, the Company’s deferred tax assets exceeded the amount supportable through reversals of existing deferred tax liabilities and tax planning strategies and a valuation allowance has been recorded for this amount.

Accounts receivable net of allowances:

Accounts receivable are recorded net of an allowance for doubtful accounts, which is determined based on an analysis of past due accounts including accounts placed with collection agencies, and an allowance for returns and credits, which is based on historical analysis of credit memo data and returns. The Company maintains an allowance for doubtful accounts to reflect the uncollectibility of accounts receivable based on past collection history and specific risks indentified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. At June 30, 2020 and 2019, accounts receivable is recorded net of allowances of $170,000.

Valuation of Long-Lived Assets:

The impairment of long-lived assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable. This assessment is based on management’s expectations and judgments regarding future business and economic conditions, future market values and disposal costs. Actual results and events could differ significantly from management’s estimates. Based upon our most recent analysis, we believe that no impairment exists at June 30, 2020. There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

Self-insurance:

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2020 and 2019, the Company had approximately $150,000 and $210,000, respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

Share Based Compensation:

Allied calculates share based compensation using the Black-Sholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. For the twelve-month periods ended June 30, 2020, 2019, and 2018, Allied recorded approximately $2,000, $3,000 and $3,000, respectively, in share-based employee compensation. This compensation cost is included in the general and administrative expenses in the accompanying Statements of Operations.

Fiscal 2020 Compared to Fiscal 2019

The Company had a loss of $3.1 million before taxes for fiscal 2020, compared to a loss of $2.1 million before taxes for fiscal 2019. It recorded an income tax benefit of $130,359 in fiscal 2020, compared to an income tax provision of $29,448 in fiscal 2019.

Net sales for fiscal 2020 of $31.9 million were $0.5 million or 1.6% higher than net sales of $31.4 million in fiscal 2019. Domestically, sales decreased by $0.4 million dollars while international sales, which represented 27.5% of fiscal 2020 sales, were 11.7% higher. The decrease in domestic sales was largely attributable to declines in sales of construction products and respiratory therapy products. International business is dependent upon hospital construction projects, and the development of medical facilities and emergency services in those regions in which the Company operates, as well as the economic and political climates in those international markets.

Orders for the Company’s products for the year ended June 30, 2020 of $40.8 million were $9.3 million or 29.54% higher than orders for the year ended June 30, 2019 of $31.5 million. As a result of the COVID-19 pandemic, the Company experienced significantly increased orders for the emergency medical products sold by the Company, including the Company’s AHP300 ventilator and the EPV200 ventilator.

Respiratory care product sales, which include homecare products, were $8.6 million in fiscal 2020 compared to $9.0 million in 2019. Respiratory care products include carbon dioxide absorbents. For the year ended June 30, 2020 and 2019 the Company had carbon dioxide absorbent sales of Carbolime® and Litholyme® of $3.7 million and $4.2 million, respectively.

Medical gas equipment sales, which include construction products, of $15.3 million in fiscal 2020 were approximately $0.7 million, or 4.4% lower than prior year levels of $16.0. The decrease in domestic sales was largely attributable to declines in sales of construction products. The Company continues to evaluate and strengthen its sales strategy in this market.

Emergency medical product sales in fiscal 2020 of $8.1 million were $1.7 million or 26.6% higher than fiscal 2019 sales of $6.4 million. International sales of emergency medical products increased by 61.6% from the prior year while domestic sales increased by 13.2%. The onset of the COVID-19 pandemic increased demand for the Company’s emergency products including the AHP300 ventilator. Most of this increase occurred in the fourth quarter of the fiscal year. While demand for emergency and mass-casualty ventilators increased in the last part of fiscal year 2020, it was necessary for the company to ramp up its manufacturing capacity and to address any supply chain issues. The ramp up has included investment in capital equipment and training to increase capacity. For these reasons some orders were not shipped immediately in the fourth quarter.

International sales, which are included in the product lines discussed above, increased $0.9 million, or 11.5%, to $8.7 million in fiscal 2020 compared to sales of $7.8 million in fiscal 2019.

Gross profit in fiscal 2020 was $5.6 million, or 17.6% of sales, compared to a gross profit of $5.0 million, or 15.9% of sales in fiscal 2019. The $0.6 million increase in gross profit is mainly attributable to a $0.7 million decrease in fringe benefits including medical benefits. The Company is self-insured for medical benefits and there is variation in the amount of claims over time.

The Company invested approximately $0.8 million in capital expenditures in fiscal 2020 primarily for the expansion of the production line of our AHP300 ventilator. The Company did not invest in capital expenditures in fiscal 2019.

Selling, General, and Administrative (“SG&A”) expenses for fiscal 2020 were $8.6 million compared to SG&A expenses of $7.8 million in fiscal 2019. The increase is primarily due to the $1.1 million provision for environmental cleanup costs at the Company’s facility in Stuyvesant Falls, New York. This increase was offset by a $0.3 million decrease in personnel cost consisting of salary and fringe benefits.

Interest income in fiscal 2020 was $654 compared to interest income of $138 in fiscal 2019. Interest expense in fiscal 2020 was $64,682 compared to interest expense of $56,223 in fiscal 2019.

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

The Company’s effective tax rate in 2020 was a benefit of 4.1% compared to a provision of 1.4% in 2019. The change in the effective tax rate in 2020 was attributable to non-deductible expenses attributable to the Company’s expected PPP Loan forgiveness and an increase in the value of tax planning strategies.

The realization of the Company’s deferred tax assets have been based on the reversal of existing temporary deferred tax liabilities and tax planning strategies and to the extent those items are not sufficient to support the value of recorded deferred tax assets a valuation allowance is recorded. For the year ended June 30, 2018 the Company recorded a $352,727 reduction to the allowance. The reduction was caused by a decrease in the allowance of $1,080,362 due to a reduction in federal rates expected to be in effect at reversal. The reduced rates are as a result of the Tax Cuts and Jobs Act of 2017. This reduction was offset by a $727,635 increase in the valuation allowance reflecting the impact of 2018 additions to deferred tax assets not supported by deferred tax liabilities or tax planning strategies. For the year ended June 30, 2019 the Company recorded an additional allowance of $536,240. For the year ended 2020 the Company recorded an additional allowance of $178,111 offset by an increase in the value of tax planning strategies of $138,873 resulting in a net increase in the allowance of $39,238. To the extent that the Company’s losses continue, the tax benefit of those losses would be fully offset by a valuation allowance.

Net loss in fiscal 2020 was $3.0 million or $0.75 per basic and diluted earnings per share, an increase from a net loss of $2.1 million, or $0.53 per basic and diluted earnings per share in fiscal 2019. In 2020 and 2019 the weighted number of shares used in the calculation of basic and diluted earnings per share was 4,013,537.

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

The Company’s effective tax rate in 2019 was a provision of 1.4% compared to a provision of 8.6% in 2018. The decrease in the effective tax rate in 2019 was attributable to changes in the valuation allowance for indefinite lived deferred tax assets and a reduction value in the value attributable to the tax planning strategies recorded in fiscal 2018 as a result of the Tax Cuts and Jobs Act of 2017.

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

Financial Condition, Liquidity and Capital Resources

The following table sets forth selected information concerning Allied's financial condition at June 30:

Dollars in thousands	2020	2019	2018
Cash & cash equivalents	$2,600	$195	$136
Working Capital	$5,949	$7,387	$8,653
Total Debt	$2,392	$-	$-
Current Ratio	1.67:1	3.07:1	3.60:1

The Company’s working capital was $5.9 million at June 30, 2020 compared to $7.4 million at June 30, 2019. Accounts payable increased by $1.5 million, The current portion of long term debt increased by $1.0 million, customer deposits increased by $2.3 million and Other Accrued Liabilities increased by $0.6 million. The increase in Other Accrued Liabilities reflects a $0.6 million provision for environmental costs. During fiscal 2020, these decreases in working capital were partially offset by a $1.6 million increase in Inventory. Accounts receivable as measured in days sales outstanding (“DSO”) is 35 DSO at June 30, 2020, down from 39 DSO at June 30, 2019. The Company does adjust product forecast, order quantities, and safety stock based on changes in demand patterns in order to manage inventory levels.

The net increase in cash for the fiscal year ended June 30, 2020 was $2.4 million. The net increase in cash for the fiscal year ended June 30, 2019 was $0.1 million. Cash flows provided by operating activities for the fiscal year ended June 30, 2020 consisted of an increase in Customer deposits of $2.3 million, an increase of Accounts payable of $1.3 million and increase of Other accrued liabilities of $1.1 million. These cash flows were offset by an increase of Inventories of $1.6 million and a net loss of $3.1 million, supplemented by $0.6 million in non-cash charges for amortization and depreciation.

Cash flows provided by operating activities for the fiscal year ended June 30, 2019 consisted of a decrease in accounts receivable of $0.6 million and decrease in Inventory of $0.5 million. These cash flows were offset by a net loss of $2.1 million, supplemented by $0.8 million in non-cash charges for amortization and depreciation.

North Mill Loan Agreement

As of June 30, 2020, the Company was party to a Loan and Security Agreement with North Mill Capital, LLC (“North Mill”), as successor in interest to Summit Financial Resources, L.P., dated effective February 27, 2017, as amended April 16, 2018 and April 24, 2019 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $2,000,000.  At June 30, 2020 availability under the agreement was $1,994,657.

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

The Company was in compliance with all of the covenants associated with the Credit Facility at June 30, 2020.

PPP Loan

On April 13, 2020, the Company entered into a Payroll Protection Program (PPP) loan agreement (the “SBA Loan”) with Jefferson Bank and Trust Company under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”).  The Company received total proceeds of $2.375 million from the SBA Loan.  In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA Loan for payroll costs and other permitted uses.  The SBA Loan is scheduled to mature on April 13, 2022 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act.

All or a portion of the SBA Loan may be forgiven by the SBA upon application by the Company upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight week or at the Company’s election 24 week period beginning on the loan origination date, subject to regulations and guidance provided by the United States Treasury. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40 % of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the SBA Loan, or any portion thereof, is forgiven pursuant to the CARES Act, the amount forgiven is applied to outstanding principal. The Company intends to seek forgiveness of the SBA Loan to the maximum extent permitted but cannot guarantee whether or to what extent such forgiveness will be granted.

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

At June 30, 2020 the Company had $2.4 million indebtedness, including capital lease obligations, short-term debt, and long term debt, of which $2.4 million is owed under the SBA Loan and which the Company believes it is entitled to forgiveness under the terms of such loan. This debt accrues interest at 1.00% per annum under the terms of the PPP.

The following table summarizes the Company’s contractual obligations at June 30, 2020:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-Term Debt	$2,374,859	$1,042,655	$1,332,204	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	$71,535	$56,373	$12,130	$3,032	-
Unconditional Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations	-	-	-	-	-
Total Contractual Cash Obligations	$2,446,394	$1,099,028	$1,344,334	$3,032	$-

Capital expenditures were approximately $758,000, $0, and $0 in fiscal 2020, 2019, and 2018, respectively. The Company believes that cash flows from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures of $1.0 million in 2021.

At June 30, 2020, the Company had $2.4 million outstanding debt, of which $2.4 million is owed under the SBA Loan and which the Company believes it is entitled to forgiveness under the terms of such loan. During fiscal 2020 the Company had borrowings and repayments under the Credit Agreement of $32.9 million. Our cash flows from operations were $647,581 in fiscal 2020 and $59,342 in fiscal 2019. Cash flow from operations was negative in fiscal 2018. Our cash flows may be further negatively impacted by decreases in sales, market conditions, and adverse changes in working capital. While we believe that our borrowing capacity under the Credit Agreement provides sufficient financial flexibility, continued negative cash flows could negatively affect our ability to access the Credit Agreement or to repay amounts borrowed and we might need to secure additional sources of funds, which may or may not be available to us.

In fiscal 2019 and 2018 the Company had borrowings and repayments under the Credit Agreement of $32.9 and $14.8 million, respectively.

In 2020, inflation in the price of raw materials and purchased components negatively impacted earnings by approximately $0.3 million dollars. The Company experienced a material direct impact of $44,000 on 2020, and $0 in 2019, from changes in trade policy or tariffs. The Company also believes a portion of its increased raw materials costs were due to tariffs imposed on steel and aluminum import. The Company makes its foreign sales in U.S. dollars and, accordingly, sales proceeds are not affected by exchange rate fluctuations. However, fluctuations in exchange rates can affect the price of our products in local currency, which does impact the pace of incoming orders.

Quarterly Results

The following table sets forth selected operating results for the eight quarters ended June 30, 2020. The information for each of these quarters is unaudited, but includes all normal recurring adjustments which the Company considers necessary for a fair presentation thereof. These operating results, however, are not necessarily indicative of results for any future period. Further, operating results may fluctuate as a result of the timing of orders, the Company’s product and customer mix, the introduction of new products by the Company and its competitors, and overall trends in the health care industry and the economy. While these patterns have an impact on the Company’s quarterly operations, the Company is unable to predict the extent of this impact in any particular period.

Dollars in thousands, except per share data

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Three months ended,	2020	2020	2019	2019	2019	2019	2018	2018
Net sales	$8,511	$8,097	$7,310	$7,976	$7,690	$8,316	$8,107	$7,269

Gross profit	1,378	1,586	1,347	1,260	1,405	1,550	1,205	879

Loss from operations	(638)	(305)	(1,512)	(607)	(433)	(353)	(762)	(1,226)

Net income (loss)	(539)	(330)	(1,531)	(614)	(474)	378	(779)	(1,235)

Basic earnings (loss) per share	(0.14)	(0.08)	(0.38)	(0.15)	(0.12)	0.09	(0.19)	(0.31)

Diluted earnings (loss) per share	(0.14)	(0.08)	(0.38)	(0.15)	(0.12)	0.09	(0.19)	(0.31)

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2020, the Company had no debt outstanding under its revolving credit facility. The revolving credit facility bears an interest rate using the prime rate as reported in the Wall Street Journal as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at June 30, 2020. Allied has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 8. Financial Statements and Supplementary Data

The following described financial statements of Allied Healthcare Products, Inc. are included in response to this item:

Report of Independent Registered Public Accounting Firm.

Statement of Operations for the fiscal years ended June 30, 2020, 2019 and 2018.

Balance Sheet for the fiscal years ended June 30, 2020 and 2019.

Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2020, 2019 and 2018.

Statement of Cash Flows for the fiscal years ended June 30, 2020, 2019 and 2018.

Notes to Financial Statements.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Allied Healthcare Products, Inc.

Opinion On The Financial Statements

We have audited the accompanying balance sheet of Allied Healthcare Products, Inc. (the Company) as of June 30, 2020 and 2019 and the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of Allied Healthcare Products, Inc. as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

St. Louis, Missouri

September 28, 2020

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

Year ended June 30,	2020	2019	2018
Net sales	$31,894,262	$31,381,521	$33,759,953
Cost of sales	26,323,646	26,342,894	27,309,511
Gross profit	5,570,616	5,038,627	6,450,442
Selling, general and administrative expenses	8,632,795	7,812,649	8,446,056
Loss from operations	(3,062,179)	(2,774,022)	(1,995,614)
Other (income) expenses:
Interest expense	64,682	56,223	23,569
Interest income	(654)	(138)	(288)
Legal settlement	-	(750,000)	-
Other, net	18,252	130	237
	82,280	(693,785)	23,518
Loss before provision for
income taxes	(3,144,459)	(2,080,237)	(2,019,132)
Provision for (benefit from) income taxes	(130,359)	29,448	173,038
Net loss	$(3,014,100)	$(2,109,685)	$(2,192,170)
Basic loss per share:	$(0.75)	$(0.53)	$(0.55)
Diluted loss per share:	$(0.75)	$(0.53)	$(0.55)
Weighted average shares outstanding – Basic	4,013,537	4,013,537	4,013,537
Weighted average shares outstanding – Diluted	4,013,537	4,013,537	4,013,537

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

	June 30, 2020	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,600,083	$195,454
Accounts receivable, net of allowances of $170,000	3,103,819	3,165,289
Inventories, net	8,928,688	7,333,095
Income tax receivable	12,178	12,178
Other current assets	229,805	244,908
Total current assets	14,874,573	10,950,924
Property, plant and equipment, net	4,139,693	4,001,081
Operating lease assets	17,326	-
Deferred income taxes	640,767	501,891
Total assets	$19,672,359	$15,453,896
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of Payroll Protection Program loan	$1,042,655	-
Current portion of operating lease liablity	4,249	-
Accounts payable	2,940,006	$1,469,232
Customer deposits	2,832,370	562,905
Other accrued liabilities	2,106,131	1,531,407
Total current liabilities	8,925,411	3,563,544
Long-term operating lease liability	13,077	-
Long-term portion of Payroll Protection Program	1,332,204	-
Long-term environmental liability	523,000	-
Commitments and contingencies (Notes 4 and 9)
Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 5,213,902 shares issued at June 30, 2020 and June 30, 2019; 4,013,537 shares outstanding at June 30, 2020 and June 30, 2019	52,139	52,139
Additional paid-in capital	48,493,732	48,491,317
Accumulated deficit	(18,686,416)	(15,672,316)
Less: treasury stock, at cost; 1,200,365 shares at
June 30, 2020 and 2019	(20,980,788)	(20,980,788)
Total stockholders' equity	8,878,667	11,890,352
Total liabilities and stockholders' equity	$19,672,359	$15,453,896

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance, June 30, 2017	$52,139	$48,485,390	$(11,370,461)	$(20,980,788)	$16,186,280
Stock based compensation	-	2,830	-	-	2,830
Net loss for the year ended June 30, 2018	-	-	(2,192,170)	-	(2,192,170)
Balance, June 30, 2018	52,139	48,488,220	(13,562,631)	(20,980,788)	13,996,940
Stock based compensation	-	3,097	-	-	3,097
Net loss for the year ended June 30, 2019	-	-	(2,109,685)	-	(2,109,685)
Balance, June 30, 2019	52,139	48,491,317	(15,672,316)	(20,980,788)	11,890,352
Stock based compensation	-	2,415	-	-	2,415
Net loss for the year ended June 30, 2020	-	-	(3,014,100)	-	(3,014,100)
Balance, June 30, 2020	$52,139	$48,493,732	$(18,686,416)	$(20,980,788)	$8,878,667

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

Year ended June 30,	2020	2019	2018
Cash flows from operating activities:
Net loss	$(3,014,100)	$(2,109,685)	$(2,192,170)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	619,801	822,068	931,408
Stock based compensation	2,415	3,097	2,830
Provision for doubtful accounts and sales returns and allowances	21,750	19,649	(12,118)
Deferred tax provision	(138,876)	18,772	163,100
Changes in operating assets and liabilities:
Accounts receivable	39,720	563,055	(373,437)
Inventories	(1,595,593)	497,446	681,413
Income tax receivable	-	-	377
Customer deposits	2,269,465	192,020	(242,023)
Other current assets	15,103	5,697	65,073
Accounts payable	1,330,172	(4,386)	33,215
Other accrued liabilities	1,097,724	51,609	82,740
Net cash provided by (used in) operating activities	647,581	59,342	(859,592)
Cash flows from investing activities:
Capital expenditures	(617,811)	-	-
Net cash used in investing activities	(617,811)	-	-
Cash flows from financing activities:
Borrowings under revolving credit agreement	32,856,428	32,176,067	14,774,091
Payments under revolving credit agreement	(32,856,428)	(32,176,067)	(14,774,091)
Proceeds from Payroll Protection Program loan	2,374,859	-	-
Net cash provided by financing activities	2,374,859	-	-
Net increase (decrease) in cash and cash equivalents	2,404,629	59,342	(859,592)
Cash and cash equivalents at beginning of year	195,454	136,112	995,704
Cash and cash equivalents at end of year	$2,600,083	$195,454	$136,112
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$8,517	$10,675	$9,561
Interest	$64,862	$56,223	$23,569

Non-cash investing and financing activities lease liability and right of use asset arising from operating leases	$17,326	-	-
Capital expenditures included in accounts payable at year end	$140,602	-	-

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization

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

Marketing and Advertising Costs

Promotional and advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Statement of Operations. Advertising expenses for the years ended June 30, 2020, 2019 and 2018 were $3,550, $0, and $2,000, respectively.

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

Accounts receivable and concentrations of credit risk

Accounts receivable are recorded at the invoiced amount. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses based on past experience and an analysis of current amounts due, and historically such losses have been within management's expectations. The Company maintains an allowance for doubtful accounts to reflect the uncollectibility of accounts receivable based on past collection history and specific risks indentified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. The Company’s customers can be grouped into three main categories: medical equipment distributors, construction contractors and health care institutions. At June 30, 2020, the Company believes that it has no significant concentration of credit risk.

Inventories

Inventories are stated at the lower of cost, determined using the last-in, first-out (“LIFO”) method, or market. If the first-in, first-out method (which approximates replacement cost) had been used in determining cost, inventories would have been $2,408,878 and $2,308,377 higher at June 30, 2020 and 2019, respectively. Changes in the LIFO reserve are included in cost of sales. Cost of sales was reduced by $0, $120,965, and $242,885 in fiscal 2020, 2019, and 2018 respectively, as a result of LIFO liquidations. Costs in inventory include raw materials, direct labor and manufacturing overhead.

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. The reserve for obsolete and excess inventory was $1,849,134 and $1,800,935 at June 30, 2020 and 2019, respectively.

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

Impairment of long-lived assets

The Company evaluates impairment of long-lived assets under the provisions of ASC Topic 360: “Property, Plant and Equipment.” ASC 360 provides a single accounting model for long-lived assets to be disposed of and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under ASC 360, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss will be recognized. No impairment losses of long-lived assets or identifiable intangibles were recorded by the Company for fiscal years ended June 30, 2020, 2019, and 2018.

Collective Bargaining Agreement

At June 30, 2020, the Company had approximately 218 full-time employees. Approximately 139 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on May 31, 2021.

Self-insurance

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2020 and 2019, the Company had $150,000 and $210,000 respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

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

The Company recognizes tax liabilities when, despite the Company’s belief that its tax return positions are supportable, the Company believes that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. To the extent the Company deems it necessary to record a liability for its tax positions, the current portion of the liability is included in income taxes payable and the noncurrent portion is included in other liabilities on the balance sheet. If upon the final tax outcome of these matters the ultimate liability is different than the amounts recorded, such differences are reflected in income tax expense in the period in which such determination is made. The Company files a federal and multiple state income tax returns. With few exceptions the Company’s federal and state income tax returns are open for fiscal years ending after June 30, 2017.

The Company classifies interest expenses on taxes payable as interest expense. Penalties are classified as a component of other expenses.

Research and development costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses for the years ended June 30, 2020, 2019 and 2018 were $595,236, $459,455, and $472,077, respectively.

Earnings per share

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The weighted average number of basic and diluted shares outstanding for the years ended June 30, 2020, 2019 and 2018 was 4,013,537 shares. The dilutive effect of the Company's employee and director stock option plans are determined by use of the treasury stock method. There are no potential common shares excluded from the calculation of net loss per share, as their effect would be anti-dilutive for the years ended June 30, 2020, 2019 and 2018 respectively.

The following information is necessary to calculate earnings per share for the periods presented:

Year ended June 30,	2020	2019	2018
Net loss, as reported	$(3,014,100)	$(2,109,685)	$(2,192,170)

Weighted average common shares outstanding	4,013,537	4,013,537	4,013,537
Effect of dilutive stock options	-	-	-
Weighted average diluted common shares outstanding	4,013,537	4,013,537	4,013,537

Net loss per common share
Basic	$(0.75)	$(0.53)	$(0.55)
Diluted	$(0.75)	$(0.53)	$(0.55)

Employee stock options excluded from computation of diluted income per share amounts because their effect would be anti-dilutive	-	-	-

Employee stock-based compensation

The company follows the provisions of ASC Topic 718: “Compensation – Stock Compensation”, which sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of the stock options and other equity-based compensation.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions utilized in the Black-Scholes option pricing model for options granted during the fiscal years ended June 30, 2020, 2019 and 2018.

	2020	2019	2018
Weighted-average fair value	$0.61	$1.06	$0.99
Weighted-average volatility	53%	48%	44%
Weighted-average expected life (in years)	6.0	6.0	6.0
Weighted-average risk-free interest rate	1.77%	3.03%	2.11%
Dividend yield	0%	0%	0%

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

Share-based compensation expense included in the Statement of Operations for the fiscal years ended June 30, 2020, 2019 and 2018 was approximately $2,000, $3,000 and $3,000, respectively. Unrecognized shared-based compensation cost related to unvested stock options as of June 30, 2020 amounts to approximately $3,000. The cost is expected to be recognized through fiscal 2025.

The Company recognized an income tax benefit for share-based compensation arrangements of approximately $1,000 for the years ended June 30, 2020, 2019 and 2018, all of which were fully offset by an increase in the deferred tax asset valuation allowance.

No stock options were exercised during fiscal years 2020, 2019 and 2018.

Recent Accounting Pronouncements

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

The new standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients which does not require us to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. Leasing activities are not significant to Allied’s business and there is no significant change in the Company’s leasing activities upon adoption. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases with terms of less than 12 months.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other specified instruments, entities will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. The guidance must be applied using a cumulative-effect transition method. ASU 2016-13 is effective for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years (the fiscal year ending June 30, 2022 for the Company), with early adoption permitted. The Company is currently evaluating the impact that adopting this guidance may have on its financial statements.

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

The Company’s best estimate of the expected cost to remediate the site is $1.1 million. This amount was recorded as an expense in fiscal year 2020 and $0.2 million is an expense in the three months ended June 30, 2020. These amounts are reflected in other accrued liabilities and selling, general and administrative expenses in the Company’s financial statements. As of June 30, 2020, the Company has paid approximately $82,000 in remediation expenses which have been charged to the initial reserve.

Risk and Uncertainties, Going Concern, Liquidity and Management’s Plan

A novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China in December 2019. On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in business slowdowns or shutdowns in affected areas. Despite our efforts to manage and remedy the effects of this pandemic, the significance depends on factors beyond our control, including the duration and severity of the outbreak as well as third-party actions taken to contain the spread and mitigate public health efforts. For the Company this creates additional economic uncertainty. Risks for the Company include disruption in operations if a significant percentage of our workforce is unable to work due to illness, forced curtailment of business operations and business travel by governmental authorities, and failure of others in our supply chain and distribution channel to meet their obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties.

3.	Financing

North Mill Loan

The Company is party to a Loan and Security Agreement with North Mill Capital, LLC (“North Mill”), as successor in interest to Summit Financial Resources, L.P., dated effective February 27, 2017, as amended April 16, 2018 and April 24, 2019 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $2,000,000. At June 30, 2020 availability under the agreement was $1,994,657.

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

The Company was in compliance with all of the covenants associated with the Credit Facility at June 30, 2020.

PPP Loan

On April 13, 2020, the Company entered into a Payroll Protection Program (PPP) loan agreement (the “SBA Loan”) with Jefferson Bank and Trust Company under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”).  The Company received total proceeds of $2.375 million from the SBA Loan.  In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA Loan for payroll costs and other permitted uses.  The SBA Loan is scheduled to mature on April 13, 2022 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act.

All or a portion of the SBA Loan may be forgiven by the SBA upon application by the Company upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight week or at the Company’s election 24 week period beginning on the loan origination date, subject to regulations and guidance provided by the United States Treasury. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the SBA Loan, or any portion thereof, is forgiven pursuant to the CARES Act, the amount forgiven is applied to outstanding principal. The Company intends to seek forgiveness of the SBA Loan to the maximum extent permitted but cannot guarantee whether or to what extent such forgiveness will be granted.

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

At June 30, 2020 the Company had $2.4 million indebtedness, including lease obligations, short-term debt, and long term debt. The prime rate as reported in the Wall Street Journal was 3.25% on June 30, 2020.

Future maturities of debt are as follows:

Fiscal years ending

2021	$1,042,655
2022	1,332,204
Total	$2,374,859

4.	Lease Commitments

The Company leases vehicles and equipment, generally for terms of three to five years.

As described in Note 2, “Summary of Significant Accounting Policies” the Company adopted ASC Topic 842, Leases (“ASC 842” or “Topic 842”), utilizing the modified retrospective adoption method with an effective date of July 1, 2019. The Company made the election to not apply the recognition requirements in Topic 842 to short-term leases (i.e., leases of 12 months or less). Instead, as permitted by Topic 842, the Company recognizes the lease payments under its short-term leases in profit or loss on a straight-line basis over the lease term. The Company elected this accounting policy for all classes of underlying assets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company generally uses the rate implicit in the lease to discount lease payments to present value.

As of June 30, 2020, the Company had vehicles and equipment financed under operating leases with lease terms expiring through 2024. Rent expense consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis.

The following table sets forth the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s balance sheet as of June 30, 2020.

Maturity of
Operating Lease
Fiscal years ending	Liabilities
2021	$6,065
2022	$6,065
2023	$6,065
2024	$3,032

Total lease payments	$21,227
Less: amounts representing interest	$3,901
Present value of lease liabilities	$17,326
Less: current portion	$4,249
Long-term portion	$13,077

The Company’s operating lease cost amounted to $74,009 in 2020. Expenses are classified within selling, general and administrative expenses in the Company’s statement of operations for the year ended June 30, 2020.

The table below presents lease-related terms and discount rates as of June 30, 2020.

June 30, 2020
Weighted average remaining lease terms
Operating leases	3.5 years
Weighted average discount rate
Operating leases	12%

5.	Income Taxes

The provision for (benefit from) income taxes consists of the following:

	2020	2019	2018
Current:
Federal	$84,420	$-	$-
State	23,093	10,676	9,938
Less net operating loss carryforward applied	(98,996)	-	-
Total current	8,517	10,676	9,938

Deferred:
Federal	(182,517)	(451,591)	424,038
State	4,405	(65,877)	91,789
Valuation Allowance	39,236	536,240	(352,727)
Total deferred	(138,876)	18,772	163,100
Provision (benefit)	$(130,359)	$29,448	$173,038

A reconciliation of income taxes, with the amounts computed at the statutory federal rate is as follows:

	2020	2019	2018
Computed tax at federal statutory rate	$(662,125)	$(436,850)	$(555,261)
State income taxes, net of federal tax (benefit) provision	(17,475)	(61,974)	(54,471)
Non deductible expenses	506,798	7,699	9,775
Federal research credit	(31,076)	(22,906)	(16,880)
Net operating loss carryforward adjustment	-	-	131,244
State NOLs	30,397	6,772	(39,979)
Stock Options - Expired	3,763	2,536	4,424
Changes resulting from the TCJA	-	-	1,080,362
Other, net	123	(2,069)	(33,449)
Valuation Allowance	39,236	536,240	(352,727)
Total	$(130,359)	$29,448	$173,038

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

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of June 30, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets
Bad debts	$25,500	$25,500
Intangible assets	1,340	1,935
Accrued liabilities	491,605	262,970
Stock options	25,276	28,568
Net operating loss and credit carryforwards	3,807,811	3,914,655
Total Assets	4,351,532	4,233,628

Deferred tax liabilities
Prepaid expenses	10,587	10,937
Inventory	614,184	652,251
Depreciation	194,920	233,142
Other	116,007	99,575
Total Liabilities	935,698	995,905
Valuation Allowance	(2,775,069)	(2,735,832)
Total deferred taxes	$640,765	$501,891

At June 30, 2020, there were $13.2 million dollars of federal net operating loss carryforwards which will expire in 2031 through 2038 and $1.5 million subject to indefinite carryforward. In addition, the Company has state tax net operating losses of approximately $8.1 million that expire in varying years from 2020 through 2039.

The Company files a federal and multiple state income tax returns. With few exceptions the Company’s federal and state income tax returns are open for fiscal years ending after June 30, 2017.

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

During the fiscal years ended June 30, 2020, 2019 and 2018, the Company made contributions of $185,000, $190,965, and $197,999, respectively, to the retirement savings plan. The Company contributes 2% of eligible salaried employee’s annual income to the plan. In addition, the Company provides a 25% match on the first 8% of employee deferrals for eligible employees.

The risk of participating in multi-employer pension plan is different from single-employer plans. Assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

The Company’s participation in a multi-employer pension plan for the year ended June 30, 2020, is outlined in the table below. The “EIN/PN” column provides the Employee Identification Number (EIN) and the three-digit plan number (PN). The most recent Pension Protection Act (PPA) zone status for 2019 and 2018 is for the plan year-ends as indicated below. The zone status is based on information that the Company obtained from the annual funding notice for District No. 9 International Association of Machinists and Aerospace Workers Pension Trust. Among other factors, plans in the red zone are less than 65 percent funded, plans in the yellow zone are between 65 and 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-bargaining agreement (CBA) to which the plan is subject.

		PPA Zone Status			Contributions by the Company
				FIP/RP
				Status
				Pending/				Surcharge	Expiration
Pension Trust Fund	EIN/PN	2019	2018	Implemented	2020	2019	2018	Imposed	Date of CBA
District No. 9	51-0138317/001	Green	Green
International		12/31/2019	12/31/2018	N/A	$245,824	$236,256	$269,928	No	5/31/2021
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

A summary of stock option transactions in fiscal 2018, 2019 and 2020, respectively, pursuant to the Employee Plans and the Directors Plans is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
June 30, 2017	45,000	$6.67
Options Granted	3,000	$2.22
Options Exercised	0	$0.00
Options Forfeited or Expired	(3,000)	$13.46
June 30, 2018	45,000	$5.92	4.3	$-

Options Granted	3,000	$2.13
Options Exercised	0	$0.00
Options Forfeited or Expired	(3,000)	$8.10
June 30, 2019	45,000	$5.52	4.0	$-

Options Granted	7,500	$1.20
Options Exercised	0	$0.00
Options Forfeited or Expired	(9,750)	$6.00
June 30, 2020	42,750	$4.65	4.1	$304,768
Exercisable at June 30, 2020	35,250	$5.38	3.0	$225,443

The following table provides additional information for options outstanding and exercisable at June 30, 2020:

Options Outstanding

Range of Exercise Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
$1.17 - 6.99	23,250	6.7 years	$2.51
$7.00	15,000	1.2 years	$7.00
$7.01 -10.08	4,500	0.9 years	$7.89

$1.17 - 10.08	42,750	4.1 years	$4.65

Options Exercisable

Range of Exercise Prices	Number	Weighted Average Exercise Price
$1.17 - 6.99	15,750	$3.13
$7.00	15,000	$7.00
$7.01 -10.08	4,500	$7.89

$1.17 - 10.08	35,250	$5.38

See Note 2 for discussion of accounting for stock awards and related fair value disclosures.

8. Supplemental Balance Sheet Information

		June 30,
		2020	2019
Inventories
Work in progress		$817,692	$288,828
Component parts		8,299,972	7,151,228
Finished goods		1,660,158	1,693,974
Reserve for obsolete and excess inventory		(1,849,134)	(1,800,935)
		$8,928,688	$7,333,095

	Estimated
	Useful Life
	(years)
Property, plant and equipment
Machinery and equipment	3-10	$18,831,765	$18,073,352
Buildings	28-35	13,055,628	13,055,628
Land and land improvements	5-7	919,566	919,566
Total property, plant and equipment at cost		32,806,959	32,048,546

Less accumulated depreciation and amortization		(28,667,266)	(28,047,465)
		$4,139,693	$4,001,081

Depreciation  and amortization expense was approximately $0.6 million, $0.8 million, and $.09 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.

Other accrued liabilities
Accrued compensation expense	$1,257,332	$1,149,210
Environmental remediation	514,000	-
Other	334,799	382,197
	$2,106,131	$1,531,407

Depreciation and amortization expense was approximately $0.6 million, $0.8 million, and $.09 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.

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

The Company’s best estimate of the expected cost to remediate the site is $1.1 million. This amount was recorded as an expense during fiscal 2020 and is reflected in other accrued liabilities and selling, general and administrative expenses in the Company’s financial statements. As of June 30, 2020, the Company has paid approximately $82,000 in remediation expenses which have been charged to the initial reserve.

Liability for future environmental expenditures

	2020	2019
Beginning Balance	$-	$-
Charges to income	1,119,155	-
Remedial and investigatory spending	82,155	-
Ending Balance	$1,037,000	$-

Reflected in the Balance sheet as:
Current, included in Other Liabilities	$514,000	$-
Long-term environmental	523,000	-
Total	$1,037,000	$-

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

  Sales by Region

	2020	2019	2018
Domestic United States	$23,138,276	$23,541,614	$25,711,912
Europe	1,422,660	877,308	1,428,245
Canada	829,901	758,145	795,357
Latin America	3,122,929	2,450,969	1,855,013
Middle East	693,716	464,470	857,066
Far East	2,686,206	3,259,905	3,107,339
Other International	574	29,110	5,021
	$31,894,262	$31,381,521	$33,759,953

Sales by Product

	2020	2019	2018
Respiratory care products	$8,555,954	$8,993,216	$9,037,704
Medical gas equipment	15,282,732	16,031,109	17,645,413
Emergency medical products	8,055,576	6,357,196	7,076,836
	$31,894,262	$31,381,521	$33,759,953

11. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for fiscal 2020 and 2019 appears below (all amounts in thousands except per share amounts):

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Three months ended,	2020	2020	2019	2019	2019	2019	2018	2018
Net sales	$8,511	$8,097	$7,310	$7,976	$7,690	$8,316	$8,107	$7,269

Gross profit	1,378	1,586	1,347	1,260	1,405	1,550	1,205	879

Loss from operations	(638)	(305)	(1,512)	(607)	(433)	(353)	(762)	(1,226)

Net income (loss)	(539)	(330)	(1,531)	(614)	(474)	378	(779)	(1,235)

Basic earnings (loss) per share	(0.14)	(0.08)	(0.38)	(0.15)	(0.12)	0.09	(0.19)	(0.31)

Diluted earnings (loss) per share	(0.14)	(0.08)	(0.38)	(0.15)	(0.12)	0.09	(0.19)	(0.31)

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as required under Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of June 30, 2020, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

There were no changes to the Company’s internal controls over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A list of our executive officers and biographical information appears under the caption “Information About our Executive Officers,” in Part I of this report. A definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after June 30, 2020. The information required by this item is set forth under the caption “Election of Directors”, under the caption “Executive Officers”, and under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement, which information is incorporated herein by reference thereto.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

None

Item 14. Principal Accounting Fees and Services

The information required by this item will appear in the section entitled “Audit Fees” included in the definitive proxy statement relating to the 2020 Annual Meeting of stockholders and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

The following financial statements of the Company are included in response to Item 8:

Statement of Operations for the years ended June 30, 2020, 2019, and 2018

Balance Sheet at June 30, 2020 and 2019

Statement of Changes in Stockholders’ Equity for the years ended June 30, 2020, 2019 and 2018

Statement of Cash Flows for the years ended June 30, 2020, 2019 and 2018

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
President and Chief Executive Officer

/s/ Daniel C. Dunn
Daniel C. Dunn
Vice President, Chief Financial Officer, and Secretary

Dated: September 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28th, 2020.

Signatures	Title

*	Chairman of the Board
John D. Weil

*	President, Chief Executive Officer and Director (Principal Executive Officer)
Earl R. Refsland

*
Joseph Root	Director

*
Judy Graves	Director
*
Susan Deuser	Director

* By:	/s/ Earl R. Refsland
Earl R. Refsland
Attorney-in-Fact

* Such signature has been affixed pursuant to Power of Attorney.

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3(1) to the Company’s Registration Statement on Form S-1, as amended, Registration No. 33-40128, filed with the Commission on May 8, 1991 (the “Registration Statement”) and incorporated herein by reference)

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation (filed as Exhibit 99.1 to Current Report on Form 8-K filed December 6, 2016 with event date of December 5, 2016 and incorporated by reference)

3.2	By-Laws of the Registrant (filed as Exhibit 3(2) to the Registration Statement and incorporated herein by reference)

4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	NCG Trademark License Agreement, dated April 16, 1982, between Liquid Air Corporation and Allied Healthcare Products, Inc. (filed as Exhibit 10(24) to the Registration Statement and incorporated herein by reference)

10.2	Employee Stock Purchase Plan (filed as Exhibit 10(3) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated by reference)

10.3	Form of Indemnification Agreement with officers and directors (filed as Exhibit 10.22 to the 2001 Form 10-K and incorporated herein by reference).

10.4	Amended and restated Employment Agreement dated December 21, 2009 by and between Allied Healthcare Products, Inc. and Earl Refsland (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated by reference)

10.4.1	Change of Control Agreement dated March 16, 2007 by and between Allied Healthcare Products, Inc. and certain executive officers (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 and incorporated by reference)

10.5	Allied Healthcare Products, Inc. 2009 Incentive Stock Plan (filed as Appendix A to the Company’s 2009 Proxy Statement on Schedule 14A)

10.6	Loan and Security Agreement dated February 27, 2017 by and between the Company and North Mill Capital, LLC, as successor in interest to Summit Financial Resources, L.P. (filed as Exhibit 99.1 to Current Report on Form 8-K filed March 1, 2017 with event date of February 27, 2017 and incorporated by reference)

10.6.1	First Amendment to Loan and Security Agreement, dated April 16, 2018 (filed as Exhibit 99.1 to Current Report on Form 8-K filed April 20, 2018 with event date of April 16, 2018)

10.6.2	Second Amendment to Loan and Security Agreement, dated April 24, 2019 (filed as Exhibit 99.1 to Current Report on Form 8-K filed on April 25, 2019 with event date of April 24, 2019)

10.7	Patent License Agreement, dated June 8, 2012, by and between Allied Healthcare Products, Inc. and Armstrong Medical Limited (filed as Exhibit 10.12 to the Company’s annual report on for the fiscal year ended June 30, 2012 on Form 10-K and incorporated by reference).

10.8	Promissory Note, dated April 22, 2020, issued by the Company to Jefferson Bank and Trust Company in the original principal amount of $2.375 million under the terms of the Paycheck Protection Program administered by the Small Business Administration and the United States Treasury.

23.1	Consent of RubinBrown LLP (filed herewith)

24	Form of Power of Attorney – (filed herewith)

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Sarbanes-Oxley Certification of Chief Executive Officer (provided herewith)*

32.2	Sarbanes-Oxley Certification of Chief Financial Officer (provided herewith)*

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, is formatted in XBRL interactive data files: (i) Statement of Operations for the fiscal years ended June 30, 2020, 2019 and 2018; (ii) Balance Sheet at June 30, 2020 and June 30, 2019; (iii) Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2020, 2019 and 2018; (iv) Statement of Cash Flows for the fiscal years ended June 30, 2020, 2019 and 2018; and (v) Notes to Financial Statements.

*Notwithstanding any incorporation of this Annual Report on Form 10-K in any other filing by the Registrant, Exhibits furnished herewith and designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.