Form 10-Q
period 2020-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2020-11-16
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2020

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

The number of shares of common stock outstanding at November 2, 2020 is 4,013,537 shares.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are “forward-looking statements.” Words such as “believe,” “expect,” “intend,” “will,” “should,” and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, both in the United States and in our overseas markets, impacts of the U.S. Affordable Care Act, our history of net losses and negative cash flows, the Covid-19 pandemic and other specific matters which relate directly to the Company’s operations and properties as discussed in the Company’s annual report on Form 10-K for the year ended June 30, 2020. The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended
	September 30,
	2020	2019
Net sales	$10,189,548	$7,975,637
Cost of sales	8,315,737	6,715,943
Gross profit	1,873,811	1,259,694

Selling, general and
administrative expenses	2,009,098	1,867,087
Loss from operations	(135,287)	(607,393)

Other (income) expenses:
Interest expense	18,250	6,752
Interest income	(156)	(32)
Other, net	-	10
	18,094	6,730

Loss before benefit from income taxes	(153,381)	(614,123)
Benefit from income taxes	-	-
Net loss	$(153,381)	$(614,123)

Basic and diluted loss per share	$(0.04)	$(0.15)

Weighted average shares
outstanding - basic and diluted	4,013,537	4,013,537

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	September 30,	June 30,
	2020	2020
Current assets:
Cash and cash equivalents	$5,876	$2,600,083
Accounts receivable, net of allowances of $170,000	3,277,152	3,103,819
Inventories, net	11,255,918	8,928,688
Income tax receivable	12,278	12,178
Other current assets	335,953	229,805
Total current assets	14,887,177	14,874,573

Property, plant and equipment, net	4,142,322	4,139,693
Operating lease assets	16,264	17,326
Deferred income taxes	640,767	640,767
Total assets	$19,686,530	$19,672,359

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	September 30,	June 30,
	2020	2020
Current liabilities:
Current portion of Payroll Protection Program loan	$1,440,678	$1,042,655
Current portion of operating lease liability	4,375	4,249
Revolving credit facility	1,204,385	-
Accounts payable	3,484,335	2,940,006
Customer deposits	1,247,880	2,832,370
Other accrued liabilities	2,478,945	2,106,131
Total current liabilities	9,860,598	8,925,411

Long-term portion of Payroll Protection Program loan	934,181	1,332,204
Long-term operating lease liability	11,936	13,077
Long-term environmental liability	154,000	523,000

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 5,213,902 shares issued at September 30, 2020 and June 30, 2020; 4,013,537 shares outstanding at September 30, 2020 and June 30, 2020	52,139	52,139
Additional paid-in capital	48,494,261	48,493,732
Accumulated deficit	(18,839,797)	(18,686,416)
Less treasury stock, at cost; 1,200,365 shares at September 30, 2020 and June 30, 2020	(20,980,788)	(20,980,788)
Total stockholders' equity	8,725,815	8,878,667
Total liabilities and stockholders' equity	$19,686,530	$19,672,359

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(UNAUDITED)

	Three Months Ended September 30, 2020
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance at June 30, 2020	$52,139	$48,493,732	$(18,686,416)	$(20,980,788)	$8,878,667

Stock based compensation	-	529	-	-	529

Net loss	-	-	(153,381)	-	(153,381)
Balance at September 30, 2020	$52,139	$48,494,261	$(18,839,797)	$(20,980,788)	$8,725,815

	Three Months Ended September 30, 2019
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance at June 30, 2019	$52,139	$48,491,317	$(15,672,316)	$(20,980,788)	$11,890,352

Stock based compensation	-	793	-	-	793

Net loss	-	-	(614,123)	-	(614,123)
Balance at September 30, 2019	$52,139	$48,492,110	$(16,286,439)	$(20,980,788)	$11,277,022

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three months ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(153,381)	$(614,123)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	164,534	180,785
Stock based compensation	529	793
Provision for doubtful accounts and sales returns and allowances	(630)	3,000

Changes in operating assets and liabilities:
Accounts receivable	(172,703)	(17,136)
Inventories	(2,327,230)	(19,951)
Income tax receivable	(100)	(100)
Other current assets	(106,148)	145,281
Accounts payable	544,329	100,449
Customer deposits	(1,584,490)	(184,082)
Other accrued liabilities	3,861	(311,933)
Net cash used in operating activities	(3,631,429)	(717,017)

Cash flows from investing activities:
Capital expenditures	(167,163)	(26,005)
Net cash used in investing activities	(167,163)	(26,005)

Cash flows from financing activities:
Borrowings under revolving credit agreement	10,098,573	8,626,876
Payments under revolving credit agreement	(8,894,188)	(7,776,872)
Net cash provided by financing activities	1,204,385	850,004

Net increase (decrease) in cash and cash equivalents	(2,594,207)	106,982
Cash and cash equivalents at beginning of period	2,600,083	195,454
Cash and cash equivalents at end of period	$5,876	$302,436

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The accompanying unaudited financial statements of Allied Healthcare Products, Inc. (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes to the financial statements thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.

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

The Company believes the combination of cash on hand at September 30, 2020, additional borrowings on the credit facility (Note 6), reductions in inventory levels and future earnings will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. To the extent these measures do not provide sufficient liquidity, the Company will consider additional borrowings through the sale leaseback of its corporate headquarters and delaying certain expenditures until sufficient capital becomes available. Historically, the Company has experienced net losses and net losses from operations. Additionally, the Company expects to incur significant environmental costs that are planned to be expended over the next year (Note 5). The Company’s liquidity needs will be largely determined by the success of the Company executing management’s plan.

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

The Company regularly analyzes the historical rebate trends and makes adjustments to reserves for changes in trends and terms of rebate programs. Historically, adjustments to prior years’ rebate accruals have not been material to net loss.

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

	Sales by Region

	Three months ended
	September 30,
	2020	2019
Domestic United States	$6,103,489	$5,744,235
Europe	1,368,561	327,667
Canada	367,941	156,402
Latin America	1,163,268	754,992
Middle East	506,726	137,574
Far East	678,597	854,440
Other International	966	327
	$10,189,548	$7,975,637

	Sales by Product

	Three months ended
	September 30,
	2020	2019
Respiratory care products	$2,148,339	$2,156,204
Medical gas equipment	3,958,521	3,780,565
Emergency medical products	4,082,688	2,038,868
	$10,189,548	$7,975,637

3. Inventories

Inventories are comprised as follows:

	September 30, 2020	June 30, 2020
Work-in progress	$1,178,969	$817,692
Component parts	9,870,241	8,299,972
Finished goods	2,055,842	1,660,158
Reserve for obsolete and excess
inventories	(1,849,134)	(1,849,134)
	$11,255,918	$8,928,688

4. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic and diluted shares outstanding for the three months ended September 30, 2020 and 2019 were 4,013,537.

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

Environmental Remediation

The Company is party to a Brownfield Cleanup Program Agreement with the New York Department of Environmental Conservation under its Brownfield Cleanup Program with respect to the Company’s property in Stuyvesant Falls, New York. The agreement recognizes that the soil and groundwater at the Stuyvesant Falls facility is impacted by chemical compounds exceeding regulatory standards. Pursuant to the agreement, the Company will conduct, at its expense, investigation and remediation at the site.

The Company’s best estimate of the expected cost to remediate the site is $1.1 million. This amount was recorded as an expense during fiscal 2020 and is reflected in other accrued liabilities and selling, general and administrative expenses in the Company’s financial statements. As of September 30, 2020, the Company has paid approximately $98,000 in remediation expenses which have been charged to the initial reserve.

Liability for future environmental expenditures

Balance - July 1, 2020	$1,037,000

Charges to income	-

Remedial and investigatory spending	15,806

Balance - September 30, 2020	$1,021,194

	9/30/2020	6/30/2020
Reflected in the Balance sheet as:

Current, included in Other Liabilities	$867,194	$514,000

Long-term environmental	154,000	523,000

Total liability	$1,021,194	$1,037,000

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

North Mill Loan

The Company is party to a Loan and Security Agreement with North Mill Capital, LLC (“North Mill”), as successor in interest to Summit Financial Resources, L.P., dated effective February 27, 2017, as amended April 16, 2018 and April 24, 2019 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $2,000,000. At September 30, 2020 availability under the agreement was $0.8 million.

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

The Company was in compliance with all of the covenants associated with the Credit Facility at September 30, 2020.

PPP Loan

On April 22, 2020, the Company entered into a Payroll Protection Program (PPP) loan agreement (the “SBA Loan”) with Jefferson Bank and Trust Company under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”).  The Company received total proceeds of $2.375 million from the SBA Loan.  In accordance with the requirements of the CARES Act, the Company used proceeds from the SBA Loan for payroll costs and other permitted uses.  The SBA Loan is scheduled to mature on April 13, 2022 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act.

All or a portion of the SBA Loan may be forgiven by the SBA upon application by the Company upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight week or at the Company’s election 24 week period beginning on the loan origination date, subject to regulations and guidance provided by the United States Treasury. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. The Company has submitted its application for forgiveness and is awaiting approval from the SBA. In the event the SBA Loan, or any portion thereof, is forgiven pursuant to the CARES Act, the amount forgiven is applied to outstanding principal. The Company intends to seek forgiveness of the SBA Loan to the maximum extent permitted but cannot guarantee whether or to what extent such forgiveness will be granted.

Payments of unforgiven principal and interest are deferred until the date that SBA remits the Company’s loan forgiveness amount to the lender, at which point the Company is required to repay such amounts in 18 equal monthly payments. The SBA Loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The SBA Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

At September 30, 2020 the Company had $3.6 million indebtedness, including lease obligations, short-term debt, and long term debt. The prime rate as reported in the Wall Street Journal was 3.25% on September 30, 2020.

7.	Income Taxes

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  In the quarter ended September 30, 2020 the Company recorded the tax benefit of losses incurred during the current quarter in the amount of approximately $39,000.  As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of approximately $39,000 was recorded.  In the quarter ended September 30, 2019 the Company recorded the tax benefit of losses incurred in the amount of approximately $154,000. As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of approximately $154,000 was recorded. The total valuation allowance recorded by the Company as of September 30, 2020 and 2019 was approximately $2,814,000 and $2,890,000, respectively. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be subject to a valuation allowance.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

Covid-19 Outbreak

Due to the COVID-19 pandemic, in recent quarters the Company saw an unprecedented increase in demand and orders for its AHP300 ventilators, EPV200 ventilators, other respiratory care products, and other emergency medical devices. The Company has made capital investments, added employees, and increased inventory purchases in order to increase production of these ventilators and other products critical to the care of COVID-19 patients.

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

The full economic impact of the COVID-19 pandemic continues to evolve as the date of this report. As such, the Company cannot predict with certainty the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, operations, suppliers, industry and workforce. Please see Part II, Item 1A, Risk Factors of our Annual Report on Form 10-K for more information.

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Allied had net sales of $10.2 million for the three months ended September 30, 2020, up $2.2 million from net sales of $8.0 million in the prior year same quarter. Domestic sales were up 6.3% while international sales, which represented 40.1% of first quarter sales, were up 83.1% from the prior year same quarter. The increase in sales is the result of shipment of orders received in previous quarters. These orders are primarily for the AHP300 ventilator and other products used to increase capacity to treat COVID-19 patients.

Orders for the Company’s products for the three months ended September 30, 2020 of $7.8 million were $0.1 million or 1.3% higher than orders for the prior year same quarter of $7.7 million and $1.5 million or 16.3% lower than orders for the fourth quarter of fiscal year 2020. Domestic orders are down 3.4% over the prior year same quarter, while international orders, which represented 29.2% of first quarter orders, were 14.8% higher than orders for the prior year same quarter. International and construction sales and orders are subject to fluctuation in demand. Internationally, these fluctuations are at times due to political and economic uncertainty.

Gross profit for the three months ended September 30, 2020 was $1.9 million, or 18.6% of net sales, compared to $1.3 million, or 16.3% of net sales, for the three months ended September 30, 2019. Gross profit for the quarter was favorably impacted by the increase in sales volume. Manufacturing overhead spending decreased from the prior year by approximately $0.5 million as the Company increased its capacity to manufacture those products that have had higher demand related to the COVID-19 pandemic.

Selling, general and administrative expenses for the three months ended September 30, 2020 were $2.0 million compared to $1.9 million for the three months ended September 30, 2019. Personnel cost, primarily salary and fringe benefits, increased by approximately $50,000 and legal expenses increased by approximately $100,000. The increased personnel costs reflect additions to headcount to increase our manufacturing capacity to fulfill increased orders for respiratory care products due to COVID-19.

Loss from operations was $0.1 million for the three months ended September 30, 2020 compared to loss from operations of $0.6 million for the three months ended September 30, 2019.

Allied had a loss before benefit from income taxes in the first quarter of fiscal 2021 of $153,381 compared to a loss before benefit from income taxes in the first quarter of fiscal 2020 of $614,123.  The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the three months ended September 30, 2020 and 2019. In the quarter ended September 30, 2020 the tax benefit of losses in the amount of approximately $39,000 was fully offset by a valuation allowance of equivalent amount.   In the quarter ended September 30, 2019 the Company recorded the tax benefit of losses incurred in the amount of approximately $154,000 net of additions to the valuation allowance of like amount. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the first quarter of fiscal 2021 was $153,381 or $0.04 per basic and diluted share compared to net loss of $614,123 or $0.15 per basic and diluted share for the first quarter of fiscal 2019. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first quarters of fiscal 2021 and 2020. were 4,013,537.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash and cash equivalents, other items in working capital and borrowing availability under the Credit Agreement, discussed below.

The Company’s working capital was $5.0 million at September 30, 2020 compared to $5.9 million at June 30, 2020. Cash decreased by $2.6 million, accounts payable increased by $0.5 million and debt increased by $1.2 million. During the quarter, these decreases in working capital were offset by an increase in inventory by $2.3 million and a decrease in customer deposits by $1.6 million. The increase in inventory was part of the Company’s efforts to fulfill increased orders in prior periods for respiratory care products. Accounts payable and other accrued liabilities are subject to normal fluctuations in purchasing levels and the timing of payments within the quarter. Accounts receivable was $3.3 million at September 30, 2020 and as measured in days sales outstanding (“DSO”) was 31 DSO compared to a 35 DSO at June 30, 2020. The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns in order to manage inventory levels.

North Mill Loan Agreement

As of September 30, 2020, the Company is party to a Loan and Security Agreement with North Mill Capital, LLC (“North Mill”), as successor in interest to Summit Financial Resources, L.P., dated effective February 27, 2017, as amended April 16, 2018 and April 24, 2019 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $2,000,000. At September 30, 2020 availability under the agreement was $0.8 million.

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

The Company was in compliance with all of the covenants associated with the Credit Facility at September 30, 2020. The Company intends to seek a renewal of the Credit Facility prior to its expiration.

Reductions in availability, either due to continued losses, or changes by North Mill to the Company’s borrowing base, could have a material adverse impact on our liquidity and ability to meet our operating requirements. In such a case, the Company would need to access additional sources of liquidity if it does not return to profitability. If the Company were unable to reach such an agreement with North Mill to increase availability, the Company could also attempt to negotiate a larger credit facility with another lender. There is no assurance that the Company could secure either increased availability from North Mill or a new credit facility from a new lender, in which case the Company would have to use other assets to obtain liquidity, such as a sale-leaseback of some or all of its real estate.

PPP Loan

On April 22, 2020, the Company entered into a Payroll Protection Program (PPP) loan agreement (the “SBA Loan”) with Jefferson Bank and Trust Company under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”).  The Company received total proceeds of $2.375 million from the SBA Loan.  In accordance with the requirements of the CARES Act, the Company used proceeds from the SBA Loan for payroll costs and other permitted uses.  The SBA Loan is scheduled to mature on April 13, 2022 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act.

All or a portion of the SBA Loan may be forgiven by the SBA upon application by the Company upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight week or at the Company’s election 24 week period beginning on the loan origination date, subject to regulations and guidance provided by the United States Treasury. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. The Company has submitted its application for forgiveness and is awaiting approval from the SBA. In the event the SBA Loan, or any portion thereof, is forgiven pursuant to the CARES Act, the amount forgiven is applied to outstanding principal. The Company intends to seek forgiveness of the SBA Loan to the maximum extent permitted but cannot guarantee whether or to what extent such forgiveness will be granted.

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

At September 30, 2020 the Company had $3.6 million indebtedness, including lease obligations, short-term debt, and long term debt. The prime rate as reported in the Wall Street Journal was 3.25% on September 30, 2020.

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

Critical Accounting Policies

The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect the Company’s reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.

Recently Issued Accounting Guidance

See Note 1 – Summary of Significant Accounting and Reporting Policies for more information on recent accounting pronouncements and their impact, if any, on the Company’s financial statements. Management believes there have been no material changes to our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

At September 30, 2020, the Company had $3.6 million debt outstanding. The Credit Facility bears interest at a rate using the Prime Rate, as reported in the Wall Street Journal, as the basis, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at September 30, 2020. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2020, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

On January 30, 2020, the Company filed a Citizen Participation Plan with the New York Department of Environmental Conservation under its Brownfield Cleanup Program. The plan was with respect to the Company’s property in Stuyvesant Falls, New York. The plan recognizes that the soil and groundwater at the Stuyvesant Falls facility is impacted by chemical compounds exceeding regulatory standards. On October 13, 2020, the Company executed a Brownfield Cleanup Program Agreement with the Department of Environmental Conservation with respect to the property. Under the agreement, the Company has voluntarily agreed to conduct, at its expense, certain remedial investigations and remedial actions with respect to suspected soil and groundwater contamination at the site with oversight by the department.

The Company’s best estimate of the expected cost to remediate the site is $1.1 million. This amount was recorded as an expense in fiscal 2020 and is reflected in other accrued liabilities and selling, general and administrative expenses in the Company’s financial statements. As of September 30, 2020, the Company has paid approximately $98,000 in remediation expenses which have been charged to the initial reserve.

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

Date: November 16, 2020