Form 10-Q
period 2020-12-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2021-02-16
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2020

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

The number of shares of common stock outstanding at January 29, 2021 is 4,013,537 shares.

SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, both in the United States and in our overseas markets, impacts of the U.S. Affordable Care Act, our history of net losses and negative cash flows, the COVID-19 pandemic, and other specific matters which relate directly to the Company's operations and properties as discussed in the Company’s annual report on Form 10-K for the year ended June 30, 2020. The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2020	2019	2020	2019
Net sales	$11,103,528	$7,309,785	$21,293,076	$15,285,422
Cost of sales	8,491,333	5,962,607	16,807,070	12,678,549
Gross profit	2,612,195	1,347,178	4,486,006	2,606,873

Selling, general and administrative expenses	1,878,307	2,859,633	3,887,405	4,726,720
Income (loss) from operations	733,888	(1,512,455)	598,601	(2,119,847)

Other (income) expenses:
Interest expense	33,452	19,037	51,703	25,789
Interest income	(42)	(21)	(199)	(52)
Other, net	-	13	-	23
	33,410	19,029	51,504	25,760

Income (loss) before income taxes	700,478	(1,531,484)	547,097	(2,145,607)
Provision for income taxes	-	-	-	-
Net income (loss)	$700,478	$(1,531,484)	$547,097	$(2,145,607)

Basic income (loss) per share	$0.17	$(0.38)	$0.14	$(0.53)

Diluted income (loss) per share	$0.17	$(0.38)	$0.14	$(0.53)

Weighted average shares outstanding - basic	4,013,537	4,013,537	4,013,537	4,013,537

Weighted average shares outstanding - diluted	4,024,952	4,013,537	4,027,788	4,013,537

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	December 31,	June 30,
	2020	2020
Current assets:
Cash and cash equivalents	$1,128,511	$2,600,083
Accounts receivable, net of allowances of $170,000	3,697,031	3,103,819
Inventories, net	10,220,254	8,928,688
Income tax receivable	21,298	12,178
Other current assets	330,986	229,805

Total current assets	15,398,080	14,874,573

Property, plant and equipment, net	3,986,031	4,139,693
Operating lease assets	15,264	17,326
Deferred income taxes	640,767	640,767

Total assets	$20,040,142	$19,672,359

See accompanying Notes to Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	December 31,	June 30,
	2020	2020
Current liabilities:
Current portion of Payroll Protection Program loan	$1,839,696	$1,042,655
Current portion of operating lease liability	4,506	4,249
Revolving credit facility	2,109,340	-
Accounts payable	3,060,274	2,940,006
Customer deposits	656,209	2,832,370
Other accrued liabilities	2,370,400	2,106,131
Total current liabilities	10,040,425	8,925,411

Long-term portion of Payroll Protection Program loan	535,163	1,332,204
Long-term operating lease liability	10,760	13,077
Long-term environmental liability	24,000	523,000

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-

Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-

Common stock; $0.01 par value; 30,000,000 shares authorized; 5,213,902 shares issued at December 31, 2020 and June 30, 2020; 4,013,537 shares outstanding at December 31, 2020 and June 30, 2020	52,139	52,139

Additional paid-in capital	48,497,762	48,493,732
Accumulated deficit	(18,139,319)	(18,686,416)
Less treasury stock, at cost; 1,200,365 shares at December 31, 2020 and June 30, 2020, respectively	(20,980,788)	(20,980,788)
Total stockholders' equity	9,429,794	8,878,667
Total liabilities and stockholders' equity	$20,040,142	$19,672,359

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(UNAUDITED)

	Three Months Ended December 31, 2020
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance at September 30, 2020	$52,139	$48,494,261	$(18,839,797)	$(20,980,788)	$8,725,815

Stock based compensation	-	3,501	-	-	3,501

Net income	-	-	700,478	-	700,478
Balance at December 31, 2020	$52,139	$48,497,762	$(18,139,319)	$(20,980,788)	$9,429,794

	Three Months Ended December 31, 2019
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance at September 30, 2019	$52,139	$48,492,110	$(16,286,439)	$(20,980,788)	$11,277,022

Stock based compensation	-	564	-	-	564

Net loss	-	-	(1,531,484)	-	(1,531,484)
Balance at December 31, 2019	$52,139	$48,492,674	$(17,817,923)	$(20,980,788)	$9,746,102

	Six Months Ended December 31, 2020
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance at June 30, 2020	$52,139	$48,493,732	$(18,686,416)	$(20,980,788)	$8,878,667

Stock based compensation	-	4,030	-	-	4,030

Net income	-	-	547,097	-	547,097
Balance at December 31, 2020	$52,139	$48,497,762	$(18,139,319)	$(20,980,788)	$9,429,794

	Six Months Ended December 31, 2019
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance at June 30, 2019	$52,139	$48,491,317	$(15,672,316)	$(20,980,788)	$11,890,352

Stock based compensation	-	1,357	-	-	1,357

Net loss	-	-	(2,145,607)	-	(2,145,607)
Balance at December 31, 2019	$52,139	$48,492,674	$(17,817,923)	$(20,980,788)	$9,746,102

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$547,097	$(2,145,607)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	320,825	322,866
Stock based compensation	4,030	1,357
Provision for doubtful accounts and sales returns and allowances	16,397	(1,438)

Changes in operating assets and liabilities:
Accounts receivable	(609,609)	235,519
Inventories	(1,291,566)	(163,964)
Income tax receivable	(9,120)	(6,275)
Other current assets	(101,181)	1,547
Accounts payable	120,268	425,083
Customer deposits	(2,176,161)	(117,637)
Other accrued liabilities	(234,729)	647,275
Net cash used in operating activities	(3,413,749)	(801,274)

Cash flows from investing activities:
Capital expenditures	(167,163)	(28,387)
Net cash used in investing activities	(167,163)	(28,387)

Cash flows from financing activities:
Borrowings under revolving credit agreement	21,098,996	16,591,120
Payments under revolving credit agreement	(18,989,656)	(15,605,330)
Net cash provided by financing activities	2,109,340	985,790

Net increase (decrease) in cash and cash equivalents	(1,471,572)	156,129
Cash and cash equivalents at beginning of period	2,600,083	195,454
Cash and cash equivalents at end of period	$1,128,511	$351,583

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

Risk and Uncertainties, Liquidity and Management’s Plan

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

The Company returned to profitable operations this quarter with income from operations and net income for the quarter and six months ended December 31, 2020.  It believes that the combination of cash on hand at December 31, 2020, additional borrowings available on the credit facility (Note 6), reductions in inventory levels and future earnings will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.  If additional liquidity would be required, the Company would consider additional borrowings through the sale leaseback of its corporate headquarters and delaying certain expenditures until sufficient capital becomes available.

2. Revenues

The Company’s revenues are derived primarily from the sales of respiratory products, medical gas equipment and emergency medical products. The products are generally sold directly to distributors, customers affiliated with buying groups, individual customers and construction contractors, throughout the world.

The Company recognizes revenue from product sales upon the transfer of control, which is generally upon shipment or delivery, depending on the delivery terms set forth in the customer contract. Payment terms between Allied and its customers vary by the type of customer, country of sale, and the products offered. The term between invoicing and the payment due date is not significant. For certain customers or product orders, Allied may require advance payments. The contract liabilities are reflected as customer deposits on the Company’s balance sheet.

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

	Sales by Region
	Three months ended		Six months ended
	December 31,		December 31,
	2020	2019	2020	2019
Domestic United States	$6,797,291	$5,451,615	$12,900,780	$11,195,850
Europe	2,078,512	69,449	3,447,073	397,116
Canada	512,592	212,976	880,533	369,378
Latin America	632,526	807,799	1,795,794	1,562,791
Middle East	511,256	86,383	1,017,982	223,957
Far East	571,086	681,316	1,249,683	1,535,756
Other International	265	247	1,231	574
	$11,103,528	$7,309,785	$21,293,076	$15,285,422

	Sales by Product
	Three months ended		Six months ended
	December 31,		December 31,
	2020	2019	2020	2019
Respiratory care products	$1,838,325	$2,061,248	$3,986,664	$4,217,451
Medical gas equipment	4,354,549	3,824,007	8,313,070	7,604,573
Emergency medical products	4,910,654	1,424,530	8,993,342	3,463,398
	$11,103,528	$7,309,785	$21,293,076	$15,285,422

3. Inventories

Inventories are comprised as follows:

	December 31, 2020	June 30, 2020
Work-in progress	$1,517,277	$817,692
Component parts	8,920,804	8,299,972
Finished goods	1,631,307	1,660,158
Reserve for obsolete and excess
inventories	(1,849,134)	(1,849,134)
	$10,220,254	$8,928,688

4. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic shares outstanding for the three and six months ended December 31, 2020 and 2019 were 4,013,537. The number of diluted shares outstanding for the three months ended December 31, 2020 and 2019 were 4,024,952 and 4,013,537 respectively. The number of diluted shares outstanding for the six months ended December 31, 2020 and 2019 were 4,027,788 and 4,013,537 respectively.

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

The Company’s best estimate of the expected cost to remediate the site is $1.1 million. This amount was recorded as an expense during fiscal 2020 and is reflected in other accrued liabilities and selling, general and administrative expenses in the Company’s financial statements. As of December 31, 2020, the Company has paid approximately $104,000 in remediation expenses which have been charged to the initial reserve.

Liability for future environmental expenditures

Balance - July 1, 2020	$1,037,000

Charges to income	-

Remedial and investigatory spending	21,535

Balance - December 31 , 2020	$1,015,465

	December 31, 2020	June 30, 2020
Reflected in the Balance sheet as:

Current, included in Other Liabilities	$991,465	$514,000

Long-term environmental	24,000	523,000

Total liability	$1,015,465	$1,037,000

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

6. Financing

North Mill Loan

The Company is party to a Loan and Security Agreement with North Mill Capital, LLC (“North Mill”), as successor in interest to Summit Financial Resources, L.P., dated effective February 27, 2017, as amended April 16, 2018, April 24, 2019 and December 18, 2020 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $4,000,000. At December 31, 2020 availability under the agreement was $1.5 million.

The Credit Facility will be available, subject to its terms, on a revolving basis until it expires on February 27, 2023, at which time all amounts outstanding under the Credit Facility will be due and payable. Advances will bear interest at a rate equal to 2.00% in excess of the prime rate as reported in the Wall Street Journal. Interest is computed based on the actual number of days elapsed over a year of 360 days. In addition to interest, the Credit facility requires that the Company pay the lender a monthly administration fee in an amount equal to forty-seven hundredths percent (0.47%) of the average outstanding daily principal amount of loan advances for each calendar month, or portion thereof.

Regardless of the amount borrowed under the Credit Facility, the Company will pay a minimum amount of .25% (25 basis points) per month on the maximum availability ($10,000 per month). In the event the Company prepays or terminates the Credit Facility prior to February 27, 2022, the Company will be obligated to pay an amount equal to the minimum monthly payment multiplied by the number of months remaining between February 27, 2022 and the date of such prepayment or termination.

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

The Company was in compliance with all of the covenants associated with the Credit Facility at December 31, 2020.

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

All or a portion of the SBA Loan may be forgiven by the SBA upon application by the Company upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight week or at the Company’s election 24 week period beginning on the loan origination date, subject to regulations and guidance provided by the United States Treasury. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. The Company has submitted its application for forgiveness and is awaiting approval from the SBA. In the event the SBA Loan, or any portion thereof, is forgiven pursuant to the CARES Act, the amount forgiven is applied to outstanding principal. The Company has filed an application for forgiveness of the entire principal of the SBA Loan but cannot guarantee whether or to what extent such forgiveness will be granted.

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

At December 31, 2020 the Company had $4.5 million indebtedness, including lease obligations, short-term debt, and long term debt. The prime rate as reported in the Wall Street Journal was 3.25% on December 31, 2020.

7. Income Taxes

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  As a result of the Consolidated Appropriations Act of 2021 signed by the President on December 27, 2020, approximately $2,400,000 of expenses incurred that were attributed to the Company’s PPP loan became deductible in the three months ended December 31, 2020. The deductibility of these expenses created a tax loss for the three and six months ended December 31, 2020. In the three and six months ended December 31, 2020 the Company recorded the tax benefit of losses incurred in the amount of approximately $410,000 and $449,000, respectively.  As the realization of the tax benefit of the net operating loss is not assured, an additional valuation allowance of a like amount was recorded.  For the three and six months ended December 31, 2019 the Company recorded the tax benefit of losses incurred in the amount of approximately $387,000 and $541,000. As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of a like amount was recorded. The total valuation allowance recorded by the Company as of December 31, 2020 and 2019 was approximately $3,224,000 and $3,266,000, respectively. To the extent that the Company incurs losses in future quarters, the tax benefit of those losses will be subject to a valuation allowance. To the extent the Company has taxable income, the taxable income will be offset by net operating loss carryforwards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Covid-19 Outbreak

Due to the COVID-19 pandemic, in recent quarters the Company saw an unprecedented increase in demand and orders for its AHP300 ventilators, EPV200 ventilators, other respiratory care products, and other emergency medical devices. Orders have now stabilized. Orders for the Company’s products for the six months ended December 31, 2020 of $16.2 million were $0.8 million or 5.2% higher than orders for the prior year same period of $15.4 million. The Company has made capital investments, added employees, and increased inventory purchases in order to increase production of these ventilators and other products critical to the care of COVID-19 patients. The Company’s ability to meet this demand has been impaired, at times, by supply chain challenges as demand for components critical for the production of these products has spiked as all manufacturers of ventilators and other critical medical equipment sought to increase production. At the same time, the COVID-19 pandemic could decrease demand for other products as hospitals reduce “non-essential procedures.” The economic effects on hospitals and providers could negatively impact the market for the Company’s construction products if hospitals cut back on construction and capital improvements. The duration and extent of this decreased demand is uncertain and depends on decisions by government health authorities, hospitals and providers in responding to and mitigating the COVID-19 outbreak.

The full economic impact of the COVID-19 pandemic continues to evolve as the date of this report. As such, the Company cannot predict with certainty the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, operations, suppliers, industry and workforce. Please see Part II, Item 1A, Risk Factors of our Annual Report on Form 10-K for more information.

Three months ended December 31, 2020 compared to three months ended December 31, 2019

Allied had net sales of $11.1 million for the three months ended December 31, 2020, up $3.8 million from net sales of $7.3 million in the prior year same quarter. Domestic sales were up 24.7% and international sales, which represented 38.8% of second quarter sales, were up 131.7% from the prior year same quarter. The increase in sales is the result of shipment of orders received in previous quarters. These orders are primarily for the AHP300 ventilator and other products used to increase capacity to treat COVID-19 patients.

Orders for the Company’s products for the three months ended December 31, 2020 of $8.4 million were $0.7 million or 9.1% higher than orders for the prior year same quarter of $7.7 million. Domestic orders are up 1.6% over the prior year same quarter while international orders, which represented 32.6% of second quarter orders, were 29.5% higher than orders for the prior year same quarter. International sales and orders are subject to fluctuation in international demand. International and construction sales and orders are subject to fluctuation in demand. Internationally, these fluctuations are at times due to political and economic uncertainty.

Gross profit for the three months ended December 31, 2020 was $2.6 million, or 23.4% of net sales, compared to $1.3 million, or 17.8% of net sales, for the three months ended December 31, 2019. Gross profit for the quarter was favorably impacted by the increase in sales volume. Manufacturing overhead spending increased from the prior year by approximately $0.4 million as the Company increased its capacity to manufacture those products that have had higher demand related to the COVID-19 pandemic.

Selling, general and administrative expenses for the three months ended December 31, 2020 were $1.9 million compared to selling, general and administrative expenses of $2.9 million for the three months ended December 31, 2019. The decrease is primarily due to the $0.9 million provision that was recorded in the second quarter of Fiscal 2020 for environmental cleanup costs at the Company’s facility in Stuyvesant Falls, New York.

Income from operations was $0.7 million for the three months ended December 31, 2020 compared to loss from operations of $1.5 million for the three months ended December 31, 2019.

Allied had income before benefit from income taxes in the second quarter of fiscal 2021 of $0.7 million compared to loss before benefit from income taxes in the second quarter of fiscal 2020 of $1.5 million.  The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the three months ended December 31, 2020 and 2019. As a result of the Consolidated Appropriations Act of 2021 signed by the President on December 27, 2020, approximately $2,400,000 of expenses incurred that were attributed to the Company’s PPP loan became deductible in the three months ended December 31, 2020. The deductibility of these expenses created a tax loss for the three months ended December 31, 2020. In the quarter ended December 31, 2020 the tax benefit of losses in the amount of approximately $410,000 was fully offset by a valuation allowance of equivalent amount.   In the quarter ended December 31, 2019 the Company recorded the tax benefit of losses incurred in the amount of approximately $387,000 net of additions to the valuation allowance of like amount. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance. To the extent the Company has taxable income, the taxable income will be offset by net operating loss carryforwards.

Net income for the second quarter of fiscal 2021 was $0.7 million or $0.17 per basic and diluted share compared to net loss of $1.5 million or $0.38 per basic and diluted share for the second quarter of fiscal 2020. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the second quarters of fiscal 2021 and 2020 were 4,013,537. The weighted average number of common shares outstanding, used in the calculation of diluted earnings per share for the second quarters of fiscal 2021 and 2020 were 4,024,952 and 4,013,537 respectively.

Six months ended December 31, 2020 compared to six months ended December 31, 2019

Allied had net sales of $21.3 million for the six months ended December 31, 2020, up $6.0 million, or 39.2% from net sales of $15.3 million in the prior year same period. Domestic sales were up 15.2% from the prior year same period while international sales were up 105.2% from the prior year same period. International business represented 39.4% of sales for the first six months of fiscal 2021. The increase in sales is the result of shipment of orders received in previous quarters. These orders are primarily for the AHP300 ventilator and other products used to increase capacity to treat COVID-19 patients.

Orders for the Company’s products for the six months ended December 31, 2020 of $16.2 million were $0.8 million or 5.2% higher than orders for the prior year same period of $15.4 million. Domestic orders are down 0.9% from the prior year same period while international orders, which represented 31.0% of orders for the first six months of fiscal 2021, were 22.4% higher than orders for the prior year same period. The increase in orders are primarily for the AHP300 ventilator and accessories.

Gross profit for the six months ended December 31, 2020 was $4.5 million, or 21.1% of net sales, compared to $2.6 million, or 17.0% of net sales, for the six months ended December 31, 2019. The $1.9 million increase in gross profit is mainly attributable the $6.0 million increase in sales.

Selling, general and administrative expenses for the six months ended December 31, 2020 were $3.9 million compared to selling, general and administrative expenses of $4.7 million for the six months ended December 31, 2019. The decrease is primarily due to the $0.9 million provision that was recorded in the second quarter of Fiscal 2020 for environmental cleanup costs at the Company’s facility in Stuyvesant Falls, New York.

Income from operations was $0.6 million for the six months ended December 31, 2020 compared to loss from operations of $2.1 million for the six months ended December 31, 2019.

Allied had income before benefit from income taxes in the first six months of fiscal 2021 of $0.5 million compared to loss before benefit from income taxes in the first six months of fiscal 2020 of $2.1 million.  The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the six months ended December 31, 2020 and 2019. As a result of the Consolidated Appropriations Act of 2021 signed by the President on December 27, 2020, approximately $2,400,000 of expenses incurred that were attributed to the Company’s PPP loan became deductible in the six months ended December 31, 2020. The deductibility of these expenses created a tax loss for the six months ended December 31, 2020. In the six months ended December 31, 2020 the tax benefit of losses in the amount of approximately $449,000 was fully offset by a valuation allowance of equivalent amount.   In the six months ended December 31, 2019 the Company recorded the tax benefit of losses incurred in the amount of approximately $541,000 net of additions to the valuation allowance of like amount. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance. To the extent the Company has taxable income, the taxable income will be offset by net operating loss carryforwards.

Net income for the six months ended December 31, 2020 was $0.5 million or $0.14 per basic and diluted share compared to net loss of $2.1 million or $0.53 per basic and diluted share for the first six months of fiscal 2020. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for fiscal 2021 and 2020 were 4,013,537. The weighted average number of common shares outstanding, used in the calculation of diluted earnings per share for fiscal 2021 and 2020 were 4,027,788 and 4,013,537 respectively.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash, cash equivalents, other items of working capital and available borrowing under the Credit Facility discussed below.

The Company’s working capital was $5.4 million at December 31, 2020 compared to $5.9 million at June 30, 2020. Cash decreased by $1.5 million, other accrued liabilities increased by $0.3 million and debt increased by $2.9 million. During the quarter, these decreases in working capital were offset by an increase in inventory by $1.3 million, an increase in Accounts receivable of 0.6 million, and a decrease in customer deposits by $2.2 million. The increase in inventory was part of the Company’s efforts to fulfill increased orders in prior periods for respiratory care products. Accounts payable and other accrued liabilities are subject to normal fluctuations in purchasing levels and the timing of payments within the quarter. Accounts receivable was $3.7 million at December 31, 2020 and as measured in days sales outstanding (“DSO”) was 32 DSO compared to a 35 DSO at June 30, 2020. The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns in order to manage inventory levels.

North Mill Loan

The Company is party to a Loan and Security Agreement with North Mill Capital, LLC (“North Mill”), as successor in interest to Summit Financial Resources, L.P., dated effective February 27, 2017, as amended April 16, 2018, April 24, 2019 and December 18, 2020 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $4,000,000. At December 31, 2020 availability under the agreement was $1.5 million.

The Credit Facility will be available, subject to its terms, on a revolving basis until it expires on February 27, 2023, at which time all amounts outstanding under the Credit Facility will be due and payable. Advances will bear interest at a rate equal to 2.00% in excess of the prime rate as reported in the Wall Street Journal. Interest is computed based on the actual number of days elapsed over a year of 360 days. In addition to interest, the Credit facility requires that the Company pay the lender a monthly administration fee in an amount equal to forty-seven hundredths percent (0.47%) of the average outstanding daily principal amount of loan advances for each calendar month, or portion thereof.

Regardless of the amount borrowed under the Credit Facility, the Company will pay a minimum amount of .25% (25 basis points) per month on the maximum availability ($10,000 per month). In the event the Company prepays or terminates the Credit Facility prior to February 27, 2022, the Company will be obligated to pay an amount equal to the minimum monthly payment multiplied by the number of months remaining between February 27, 2022 and the date of such prepayment or termination.

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

The Company was in compliance with all of the covenants associated with the Credit Facility at December 31, 2020.

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

All or a portion of the SBA Loan may be forgiven by the SBA upon application by the Company upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight week or at the Company’s election 24 week period beginning on the loan origination date, subject to regulations and guidance provided by the United States Treasury. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. The Company has submitted its application for forgiveness and is awaiting approval from the SBA. In the event the SBA Loan, or any portion thereof, is forgiven pursuant to the CARES Act, the amount forgiven is applied to outstanding principal. The Company has submitted an application for forgiveness of the entire principal amount of the SBA Loan but cannot guarantee whether or to what extent such forgiveness will be granted.

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

At December 31, 2020 the Company had $4.5 million indebtedness, including lease obligations, short-term debt, and long term debt. The prime rate as reported in the Wall Street Journal was 3.25% on December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

At December 31, 2020, the Company had $4.5 million debt outstanding. The Credit Facility bears interest at a rate using the Prime Rate, as reported in the Wall Street Journal, as the basis, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at December 31, 2020. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2020, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

The Company’s best estimate of the expected cost to remediate the site is $1.1 million. This amount was recorded as an expense in fiscal 2020 and is reflected in other accrued liabilities and selling, general and administrative expenses in the Company’s financial statements. As of December 31, 2020, the Company has paid approximately $104,000 in remediation expenses which have been charged to the initial reserve.

Item 6.	Exhibits

(a)	Exhibits:

10.6.3 Third Amendment to Loan and Security Agreement, dated December 18, 2020, by and between the Allied Healthcare Products, Inc. and North Mill Capital, LLC (filed as Exhibit 99.1 to Current report on Form 8-K filed December 22, 2020).

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

Date: February 16, 2021