Form 10-Q
period 2021-03-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2021-05-14
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2021

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

The number of shares of common stock outstanding at May 3, 2021 is 4,013,537 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2021	2020	2021	2020
Net sales	$7,967,067	$8,097,215	$29,260,143	$23,382,636
Cost of sales	6,531,777	6,511,688	23,338,847	19,190,237
Gross profit	1,435,290	1,585,527	5,921,296	4,192,399

Selling, general and
administrative expenses	1,816,536	1,890,296	5,703,941	6,617,016
Income (loss) from operations	(381,246)	(304,769)	217,355	(2,424,617)

Other (income) expenses:
Interest expense	32,229	25,754	83,932	51,542
Interest income	(30)	(48)	(229)	(100)
Other, net	-	9	-	32
	32,199	25,715	83,703	51,474

Income (loss) before income taxes	(413,445)	(330,484)	133,652	(2,476,091)
Provision for income taxes	-	-	-	-
Net income (loss)	$(413,445)	$(330,484)	$133,652	$(2,476,091)

Basic income (loss) per share	$(0.10)	$(0.08)	$0.03	$(0.62)

Diluted income (loss) per share	$(0.10)	$(0.08)	$0.03	$(0.62)

Weighted average shares
outstanding - basic	4,013,537	4,013,537	4,013,537	4,013,537

Weighted average shares
outstanding - diluted	4,013,537	4,013,537	4,027,310	4,013,537

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	March 31,	June 30,
	2021	2020
Current assets:
Cash and cash equivalents	$276,455	$2,600,083
Accounts receivable, net of allowances of $170,000	3,152,523	3,103,819
Inventories, net	9,642,959	8,928,688
Income tax receivable	23,458	12,178
Other current assets	436,669	229,805
Total current assets	13,532,064	14,874,573

Property, plant and equipment, net	3,852,773	4,139,693
Operating lease assets	14,187	17,326
Deferred income taxes	640,767	640,767
Total assets	$18,039,791	$19,672,359

See accompanying Notes to Financial Statements.

(CONTINUED)

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	March 31,	June 30,
	2021	2020
Current liabilities:
Current portion of Payroll Protection Program loan	$2,239,712	$1,042,655
Current portion of operating lease liability	4,639	4,249
Revolving credit facility	1,461,180	-
Accounts payable	1,878,222	2,940,006
Customer deposits	647,739	2,832,370
Other accrued liabilities	2,642,267	2,106,131
Total current liabilities	8,873,759	8,925,411

Long-term portion of Payroll Protection Program loan	135,147	1,332,204
Long-term operating lease liability	9,548	13,077
Long-term environmental liability	-	523,000

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares authorized; 5,213,902 shares issued at March 31, 2021 and June 30, 2020;4,013,537 shares outstanding at March 31, 2021 and June 30, 2020	52,139	52,139
Additional paid-in capital	48,502,750	48,493,732
Accumulated deficit	(18,552,764)	(18,686,416)
Less treasury stock, at cost; 1,200,365 shares at March 31, 2021 and June 30, 2020, respectively	(20,980,788)	(20,980,788)
Total stockholders' equity	9,021,337	8,878,667
Total liabilities and stockholders' equity	$18,039,791	$19,672,359

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(UNAUDITED)

	Three Months Ended March 31, 2021
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance at December 31, 2020	$52,139	$48,497,762	$(18,139,319)	$(20,980,788)	$9,429,794

Stock based compensation	-	4,988	-	-	4,988

Net loss	-	-	(413,445)	-	(413,445)
Balance at March 31, 2021	$52,139	$48,502,750	$(18,552,764)	$(20,980,788)	$9,021,337

	Three Months Ended March 31, 2020
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance at December 31, 2019	$52,139	$48,492,674	$(17,817,923)	$(20,980,788)	$9,746,102

Stock based compensation	-	529	-	-	529

Net loss	-	-	(330,484)	-	(330,484)
Balance at March 31, 2020	$52,139	$48,493,203	$(18,148,407)	$(20,980,788)	$9,416,147

	Nine Months Ended March 31, 2021
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance at June 30, 2020	$52,139	$48,493,732	$(18,686,416)	$(20,980,788)	$8,878,667

Stock based compensation	-	9,018	-	-	9,018

Net income	-	-	133,652	-	133,652
Balance at March 31, 2021	$52,139	$48,502,750	$(18,552,764)	$(20,980,788)	$9,021,337

	Nine Months Ended March 31, 2020
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance at June 30, 2019	$52,139	$48,491,317	$(15,672,316)	$(20,980,788)	$11,890,352

Stock based compensation	-	1,886	-	-	1,886

Net loss	-	-	(2,476,091)	-	(2,476,091)
Balance at March 31, 2020	$52,139	$48,493,203	$(18,148,407)	$(20,980,788)	$9,416,147

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$133,652	$(2,476,091)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	454,083	462,274
Stock based compensation	9,018	1,886
Provision for doubtful accounts and sales returns and allowances	17,549	21,623

Changes in operating assets and liabilities:
Accounts receivable	(66,253)	(501,100)
Inventories	(714,271)	511,884
Income tax receivable	(11,280)	(6,275)
Other current assets	(206,864)	(67,094)
Accounts payable	(1,061,784)	221,731
Customer deposits	(2,184,631)	2,174,731
Other accrued liabilities	13,136	663,239
Net cash provided by (used in) operating activities	(3,617,645)	1,006,808

Cash flows from investing activities:
Capital expenditures	(167,163)	(47,163)
Net cash used in investing activities	(167,163)	(47,163)

Cash flows from financing activities:
Borrowings under revolving credit agreement	29,137,202	24,224,054
Payments under revolving credit agreement	(27,676,022)	(24,224,054)
Net cash provided by financing activities	1,461,180	-

Net increase (decrease) in cash and cash equivalents	(2,323,628)	959,645
Cash and cash equivalents at beginning of period	2,600,083	195,454
Cash and cash equivalents at end of period	$276,455	$1,155,099

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The accompanying unaudited financial statements of Allied Healthcare Products, Inc. (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes to the financial statements thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update eliminate the need for an organization to analyze whether certain exceptions apply for tax purposes. It also simplifies GAAP for certain taxes. The amendments in these updates are effective for us for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We do not expect the adoption of this standard to have a material impact on our financial statements.

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

Management believes that the combination of cash on hand at March 31, 2021, additional borrowings available on the credit facility (Note 6), reductions in inventory levels and future earnings will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.  If additional liquidity would be required, the Company would consider additional borrowings through the sale leaseback of its corporate headquarters and delaying certain expenditures until sufficient capital becomes available.

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

	Sales by Region
	Three months ended		Nine months ended
	March 31,		March 31,
	2021	2020	2021	2020
Domestic United States	$5,981,994	$6,142,406	$18,882,774	$17,338,254
Europe	506,703	148,255	3,953,776	545,372
Canada	232,994	186,032	1,113,527	555,410
Latin America	491,897	782,650	2,287,691	2,345,441
Middle East	66,105	205,633	1,084,087	429,590
Far East	687,374	632,239	1,937,057	2,167,995
Other International	-	-	1,231	574
	$7,967,067	$8,097,215	$29,260,143	$23,382,636

	Sales by Product
	Three months ended		Nine months ended
	March 31,		March 31,
	2021	2020	2021	2020
Respiratory care products	$2,130,073	$2,289,920	$6,116,737	$6,507,371
Medical gas equipment	3,902,729	3,848,923	12,215,799	11,453,496
Emergency medical products	1,934,265	1,958,372	10,927,607	5,421,769
	$7,967,067	$8,097,215	$29,260,143	$23,382,636

3. Inventories

Inventories are comprised as follows:

	March 31, 2021	June 30, 2020
Work-in progress	$964,487	$817,692
Component parts	8,795,232	8,299,972
Finished goods	1,732,374	1,660,158
Reserve for obsolete and excess
inventories	(1,849,134)	(1,849,134)
	$9,642,959	$8,928,688

4. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic shares outstanding for the three and nine months ended March 31, 2021 and 2020 were 4,013,537. The number of diluted shares outstanding for the three months ended March 31, 2021 and 2020 were 4,013,537. The number of diluted shares outstanding for the nine months ended March 31, 2021 and 2020 were 4,027,310 and 4,013,537, respectively.

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

The Company’s best estimate of the expected cost to remediate the site is $1.1 million. This amount was recorded as an expense during fiscal 2020 and is reflected in other accrued liabilities and selling, general and administrative expenses in the Company’s financial statements. As of March 31, 2021, the Company has paid approximately $98,000 in remediation expenses which have been charged to the initial reserve.

Liability for future environmental expenditures

Balance - July 1, 2020	$1,037,000

Charges to income	-

Remedial and investigatory spending	15,806

Balance - March 31 , 2021	$1,021,194

	March 31, 2021	June 30, 2020
Reflected in the Balance Sheet as:

Current, included in Other Liabilities	$1,021,194	$514,000

Long-term environmental	-	523,000

Total liability	$1,021,194	$1,037,000

Employment Contract

On April 20, 2021, the Company entered into an employment contract with its chief executive officer, Joseph F. Ondrus, Jr., which provides for an initial term of three years with annual renewals. The contract includes termination without cause and change of control provisions, under which the chief executive officer is entitled to continued payments of annual salary and benefits if the Company terminates his employment without cause or he voluntarily terminates his employment with “good reason.” “Good Reason” generally includes changes in the scope of his duties or location of employment but also includes (i) the Company’s written election not to renew the Employment Agreement and (ii) certain voluntary resignations by the chief executive officer following a “Change of Control” as defined in the Agreement.

6. Financing

North Mill Loan

The Company is party to a Loan and Security Agreement with North Mill Capital, LLC (“North Mill”), as successor in interest to Summit Financial Resources, L.P., dated effective February 27, 2017, as amended April 16, 2018, April 24, 2019 and December 18, 2020 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $4,000,000. At March 31, 2021 availability under the agreement was $1.7 million.

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

The Company was in compliance with all of the covenants associated with the Credit Facility at March 31, 2021.

PPP Loan

On April 22, 2020, the Company entered into a Payroll Protection Program (PPP) loan agreement (the “SBA Loan”) with Jefferson Bank and Trust Company under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”).  The Company received total proceeds of $2.375 million from the SBA Loan.  In accordance with the requirements of the CARES Act, the Company used proceeds from the SBA Loan for payroll costs and other permitted uses.  The SBA Loan is scheduled to mature on April 13, 2022 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act.

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

Payments of unforgiven principal and interest are deferred until the date that SBA remits the Company’s loan forgiveness amount to the lender, at which point the Company is required to repay such amounts in equal monthly payments over the remainder of the two year term of the SBA Loan. The SBA Loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The SBA Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

At March 31, 2021 the Company had $3.9 million of indebtedness outstanding, including lease obligations, short-term debt, and long term debt. The prime rate as reported in the Wall Street Journal was 3.25% on March 31, 2021.

7. Income Taxes

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  As a result of the Consolidated Appropriations Act of 2021 signed by the President on December 27, 2020, approximately $2,400,000 of expenses incurred that were attributed to the Company’s PPP loan became deductible in the three months ended December 31, 2020. The deductibility of these expenses created a tax loss for the nine months ended March 31, 2021. In the three and nine months ended March 31, 2021 the Company recorded the tax benefit of losses incurred in the amount of approximately $133,000 and $582,000, respectively.  As the realization of the tax benefit of the net operating loss is not assured, an additional valuation allowance of a like amount was recorded.  For the three and nine months ended March 31, 2020 the Company recorded the tax benefit of losses incurred in the amount of approximately $82,000 and $623,000. As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of a like amount was recorded. The total valuation allowance recorded by the Company as of March 31, 2021 and 2020 was approximately $3,357,000 and $3,348,000, respectively. To the extent that the Company incurs losses in future quarters, the tax benefit of those losses will be subject to a valuation allowance. To the extent the Company has taxable income, the taxable income will be offset by net operating loss carryforwards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

COVID-19 Outbreak

Due to the COVID-19 pandemic, in recent quarters the Company saw an unprecedented increase in demand and orders for its AHP300 ventilators, EPV200 ventilators, other respiratory care products, and other emergency medical devices. The Company believes that orders have now stabilized and orders for the Company’s products for the nine months ended March 31, 2021 of $22.9 million were $10.3 million or 31.0% lower than orders for the prior year same period, when the pandemic began, of $33.2 million. The Company has made capital investments, added employees, and increased inventory purchases in order to increase production of these ventilators and other products critical to the care of COVID-19 patients. The Company’s ability to meet this demand was impaired, at times, by supply chain challenges as demand for components critical for the production of these products has spiked as all manufacturers of ventilators and other critical medical equipment sought to increase production. At the same time, the COVID-19 pandemic could decrease demand for other products as hospitals reduce “non-essential procedures.” The economic effects on hospitals and providers could negatively impact the market for the Company’s construction products if hospitals cut back on construction and capital improvements. The duration and extent of this decreased demand is uncertain and depends on decisions by government health authorities, hospitals and providers in responding to and mitigating the COVID-19 outbreak.

The full economic impact of the COVID-19 pandemic continues to evolve as the date of this report. As such, the Company cannot predict with certainty the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, operations, suppliers, industry and workforce. Please see Part II, Item 1A, Risk Factors of our Annual Report on Form 10-K for more information.

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Allied had net sales of $8.0 million for the three months ended March 31, 2021, down $0.1 million from net sales of $8.1 million in the prior year same quarter. Domestic sales were down 2.6% and international sales, which represented 24.9% of third quarter sales, were up 1.5% from the prior year same quarter.

Orders for the Company’s products for the three months ended March 31, 2021 of $6.8 million were $11.0 million or 61.8% lower than orders for the prior year same quarter of $17.8 million. Domestic orders are down 45.4% over the prior year same quarter while international orders, which represented 18.4% of third quarter orders, were 83.9% lower than orders for the prior year same quarter. The pandemic began in the prior year same quarter and there were unusually higher orders for products used to increase capacity for the care of COVID-19 patients.

Gross profit for the three months ended March 31, 2021 was $1.4 million, or 17.5% of net sales, compared to $1.6 million, or 19.8% of net sales, for the three months ended March 31, 2020. Gross profit for the quarter was unfavorably impacted by the decrease in sales volume.

Selling, general and administrative expenses for the three months ended March 31, 2021 were $1.8 million compared to selling, general and administrative expenses of $1.9 million for the three months ended March 31, 2020. The decrease is primarily due to a $73,000 reduction in business travel expenses as a result of COVID-19 travel restrictions.

Loss from operations was $0.4 million for the three months ended March 31, 2021 compared to loss from operations of $0.3 million for the three months ended March 31, 2020.

Allied had loss before benefit from income taxes in the third quarter of fiscal 2021 of $0.4 million compared to loss before benefit from income taxes in the third quarter of fiscal 2020 of $0.3 million.  The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the three months ended March 31, 2021 and 2020. In the quarter ended March 31, 2021 the tax benefit of losses in the amount of approximately $133,000 was fully offset by a valuation allowance of equivalent amount.   In the quarter ended March 31, 2020 the Company recorded the tax benefit of losses incurred in the amount of approximately $82,000 net of additions to the valuation allowance of like amount. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance. To the extent the Company has taxable income, the taxable income will be offset by net operating loss carryforwards.

Net loss for the third quarter of fiscal 2021 was $0.4 million or $0.10 per basic and diluted share compared to net loss of $0.3 million or $0.08 per basic and diluted share for the third quarter of fiscal 2020. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the third quarters of fiscal 2021 and 2020 were 4,013,537.

Nine months ended March 31, 2021 compared to nine months ended March 31, 2020

Allied had net sales of $29.3 million for the nine months ended March 31, 2021, up $5.9 million, or 25.2% from net sales of $23.4 million in the prior year same period. Domestic sales were up 8.9% from the prior year same period while international sales were up 71.7% from the prior year same period. International business represented 35.5% of sales for the first nine months of fiscal 2021. The increase in sales is the result of shipment of orders received in previous quarters. These orders are primarily for the AHP300 ventilator and other products used to increase capacity to treat COVID-19 patients.

Orders for the Company’s products for the nine months ended March 31, 2021 of $22.9 million were $10.3 million or 31.0% lower than orders for the prior year same period of $33.2 million. Domestic orders are down 22.0% from the prior year same period while international orders, which represented 27.3% of orders for the first nine months of fiscal 2021, were 47.1% lower than orders for the prior year same period. Orders in the prior year were positively impacted by the onset of the COVID-19 pandemic.

Gross profit for the nine months ended March 31, 2021 was $5.9 million, or 20.1% of net sales, compared to $4.2 million, or 17.9% of net sales, for the nine months ended March 31, 2020. The $1.7 million increase in gross profit is mainly attributable the $5.9 million increase in sales.

Selling, general and administrative expenses for the nine months ended March 31, 2021 were $5.7 million compared to selling, general and administrative expenses of $6.6 million for the nine months ended March 31, 2020. The decrease is primarily due to the $0.9 million provision that was recorded in the second quarter of Fiscal 2020 for environmental cleanup costs at the Company’s facility in Stuyvesant Falls, New York.

Income from operations was $0.2 million for the nine months ended March 31, 2021 compared to loss from operations of $2.4 million for the nine months ended March 31, 2020.

Allied had income before benefit from income taxes in the first nine months of fiscal 2021 of $0.1 million compared to loss before benefit from income taxes in the first nine months of fiscal 2020 of $2.5 million.  The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the nine months ended March 31, 2021 and 2020. As a result of the Consolidated Appropriations Act of 2021 signed by the President on December 27, 2020, approximately $2,400,000 of expenses incurred that were attributed to the Company’s PPP loan became deductible in the nine months ended March 31, 2021. The deductibility of these expenses created a tax loss for the nine months ended March 31, 2021. In the nine months ended March 31, 2021 the tax benefit of losses in the amount of approximately $582,000 was fully offset by a valuation allowance of equivalent amount.   In the nine months ended March 31, 2020 the Company recorded the tax benefit of losses incurred in the amount of approximately $623,000 net of additions to the valuation allowance of like amount. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance. To the extent the Company has taxable income, the taxable income will be offset by net operating loss carryforwards.

Net income for the nine months ended March 31, 2021 was $0.1 million or $0.03 per basic and diluted share compared to net loss of $2.5 million or $0.62 per basic and diluted share for the first nine months of fiscal 2020. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for fiscal 2021 and 2020 were 4,013,537. The weighted average number of common shares outstanding, used in the calculation of diluted earnings per share for fiscal 2021 and 2020 were 4,027,310 and 4,013,537 respectively.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash, cash equivalents, other items of working capital and available borrowing under the Credit Facility discussed below.

The Company’s working capital was $4.7 million at March 31, 2021 compared to $5.9 million at June 30, 2020. Cash decreased by $2.3 million, current other accrued liabilities increased by $0.5 million and current debt increased by $2.7 million. During the nine months, these decreases in working capital were offset by an increase in inventory by $0.7 million, a decrease in accounts payable of $1.1 million, and a decrease in customer deposits by $2.2 million. The increase in inventory was part of the Company’s efforts to fulfill increased orders in prior periods for respiratory care products. Accounts payable and other accrued liabilities are subject to normal fluctuations in purchasing levels and the timing of payments within the quarter. Accounts receivable was $3.2 million at March 31, 2021 and as measured in days sales outstanding (“DSO”) was 38 DSO compared to a 35 DSO at June 30, 2020. The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns in order to manage inventory levels.

North Mill Loan

The Company is party to a Loan and Security Agreement with North Mill Capital, LLC (“North Mill”), as successor in interest to Summit Financial Resources, L.P., dated effective February 27, 2017, as amended April 16, 2018, April 24, 2019 and December 18, 2020 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $4,000,000. At March 31, 2021 availability under the agreement was $1.7 million.

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

The Credit Agreement also contains certain events of default including, without limitation: the failure to make payments when due; the material breach of representations or warranties contained in the Credit Agreement or other loan documents; cross-default with other indebtedness of the Company; the entry of judgments or fines that may have a material adverse effect on the Company; failure to comply with the observance or performance of covenants contained in the Credit Agreement or other loan documents; insolvency of the Company, appointment of a receiver, commencement of bankruptcy or other insolvency proceedings; dissolution of the Company; the attachment of any state or federal tax lien; attachment or levy upon or seizure of the Company’s property; or any change in the Company’s condition that may have a material adverse effect. After an event of default, and upon the continuation thereof, the principal amount of all loans made under the Credit Facility would bear interest at a rate per annum equal to 20.00% above the otherwise applicable interest rate (provided, that the interest rate may not exceed the highest rate permissible under law) and would have the option to accelerate maturity and payment of the Company’s obligations under the Credit Facility.

The Company was in compliance with all of the covenants associated with the Credit Facility at March 31, 2021.

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

Payments of unforgiven principal and interest are deferred until the date that SBA remits the Company’s loan forgiveness amount to the lender, at which point the Company is required to repay such amounts in equal monthly payments over the remainder of the two year term of the SBA Loan. The SBA Loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The SBA Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

At March 31, 2021 the Company had $3.9 million indebtedness, including lease obligations, short-term debt, and long term debt. The prime rate as reported in the Wall Street Journal was 3.25% on March 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

At March 31, 2021, the Company had $3.9 million debt outstanding. The Credit Facility bears interest at a rate using the Prime Rate, as reported in the Wall Street Journal, as the basis, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at March 31, 2021. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2021, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

The Company’s best estimate of the expected cost to remediate the site is $1.1 million. This amount was recorded as an expense in fiscal 2020 and is reflected in other accrued liabilities and selling, general and administrative expenses in the Company’s financial statements. As of March 31, 2021, the Company has paid approximately $98,000 in remediation expenses which have been charged to the initial reserve.

Item 6.	Exhibits

(a)  Exhibits:

10.4	Employment Agreement, by and between the Company and Joseph F. Ondrus, Jr., dated April 20, 2021 (filed as Exhibit 99.1 to Current Report on Form 8-K filed April 21, 2021).

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

32.2	Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

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

Date: May 14, 2021