Form 10-K
period 2021-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2021-09-28
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year June 30, 2021

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes. ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12 b-2 of the Exchange Act.

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

As of December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $15,968,116.

As of September 13, 2021, there were 4,013,537 shares of common stock, $0.01 par value (the “Common Stock”), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be filed within 120 days after June 30,

2021 (portion) (Part III)

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

Markets and Products

In fiscal 2021, respiratory care products, medical gas equipment and emergency medical products represented approximately 22%, 44% and 34%, respectively, of the Company’s net sales. In comparison, in fiscal 2020, respiratory care products, medical gas equipment and emergency medical products represented approximately 27%, 48%, and 25%, respectively, of the Company’s net sales. The Company operates in a single industry segment and its principal products are described in the following table:

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

The sales force includes three domestic hospital, homecare and emergency specialists, four domestic construction specialists, and three international sales representatives. A total of two sales managers lead the sales groups.

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

The Company’s international specialists sell all Allied products within their territory. Allied’s net sales to foreign markets totaled 33% of total net sales in fiscal 2021, 27% in 2020 and 25% in 2019. International sales are made through a network of dealers, agents and U.S. exporters who distribute the Company’s products throughout the world. Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East.

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

During fiscal year 2021 the research and development group worked on developing a new product slated for release in fiscal 2022. It also supported the production of our ventilators.

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

The Company’s medical device manufacturing facilities in St. Louis, MO and Stuyvesant Falls, NY are registered with the FDA, and have received ISO 1348:2016 MDSAP certification. The Company is subject to audit by the FDA, International Organization for Standardization (“ISO”), and European auditors for compliance with the Good Manufacturing Practices (“GMP”), the ISO, and CMDCAS, regulations for medical devices. These regulations require the Company to manufacture its products and maintain its products and documentation in a prescribed manner with respect to design, manufacturing, testing and control activities. The Company also is subject to the registration and inspection requirements of state regulatory agencies.

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

Patents which will expire in the period of 2021 to 2037 in the aggregate are believed to be of material importance in the operation of Allied’s business. Allied believes no single patent, except that related to Litholyme®, is material in relation to Allied’s future business as a whole. Although the expiration of an individual patent may lead to increased competition, other factors such as a competitor’s need to obtain regulatory approvals prior to marketing a competitive product and the nature of the market, may allow Allied to continue to have commercial advantages after the expiration of the patent.

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

Environmental and Safety Regulation

The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. The Company is also subject to the Federal Occupational Safety and Health Act and similar state statutes. From time to time, the Company has been involved in environmental proceedings involving cleanup of hazardous waste. See Item 3.  “Legal Proceedings” for a discussion of the Company’s remediation obligations at its Stuyvesant Falls facility.

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

Employees

At June 30, 2021, the Company had approximately 189 full-time employees. Approximately 114 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on July 31, 2024.

Information about our Executive Officers

This section provides information regarding the executive officers of the Company who are appointed by and serve at the pleasure of the Board of Directors:

Name	Age	Position
Joseph F. Ondrus	64	Director, President and Chief Executive Officer (1)
Earl R. Refsland	78	Director, President and Chief Executive Officer (2)
Daniel C. Dunn	61	Vice President of Finance, Chief Financial Officer, Secretary & Treasurer (3)

(1)	Mr. Ondrus has been Director, President, and Chief Executive Officer of the Company since April 30, 2021. Prior to that time, Mr. Ondrus held the position of Vice President of Operations from September 2020 until April 2021 and Interim Director of Operations from July 2020 until September 2020. Prior to joining the Company, he held the position of Area Manager of Barrett Business Services, Inc. from 2018 to 2020 and served as General Manager of Tramco, Inc. from 2012 to 2017. Mr. Ondrus has over 40 years of experience in engineering, manufacturing and management.
(2)	Mr. Refsland served as Director, President, and Chief Executive Officer from September 1999 until April 31, 2021, when he retired.
(3)	Mr. Dunn has been Vice President — Finance, Chief Financial Officer, Secretary and Treasurer since July 2001. He previously held the position of Director of Finance at MetalTek International from 1998 to 2001. Prior to that time, Mr. Dunn held the position of Corporate Controller at Allied Healthcare Products, Inc. from 1994 to 1998.

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

COVID-19 RISKS

The global COVID-19 outbreak or other similar outbreaks of infections or diseases could substantially harm our business

The global COVID-19 outbreak and other possible pandemics, epidemics or other outbreaks of diseases or infections could have significant negative impacts on our business, expenses, revenues and profitability. These events can result in, and in the case of the COVID-19 outbreak, have resulted in disruptions to our business, including without limitation those arising from the following factors:

-	Employee matters: The Company is dependent on its workforce to deliver its products. As an essential supplier, the Company has continued to operate through the date of this report. However, required social distancing directives and additional shelter-in place directives could impact the Company’s ability to deploy its workforce. The Company’s ability to operate is also contingent on maintaining healthy and safe work conditions. Incidents of COVID-19 in the Company’s workforce could lead to delays in production. While the Company is taking steps to protect its employees and maintain safe work conditions, such efforts cannot guarantee that its employees will not be impacted, directly or indirectly, by COVID-19. In addition, partially as a result of the COVID-19 pandemic and related governmental interventions the Company may have difficulty in obtaining the workers necessary to produce its products. Since the pandemic began, and continuing currently, the Company has experienced greater difficulty in hiring production employees. This has contributed to delays in the production and shipping of some products. It is difficult to quantify the economic results, as there are other reasons for the delays in shipping. Some orders have been cancelled as a result of the delays.

-	Supply chain issues and inflation: Partially as a result of the COVID-19 outbreak there have been disruptions to the supply chain that may lead to a delayed receipt by the Company of necessary raw materials and component inventory. The Company is working with existing and alternative suppliers to obtain the necessary components for its products, however there is no guaranty it will succeed in doing so. In addition, the increased demand for certain components and supply chain interruptions have contributed to inflationary pressures for these inputs, which will affect the Company’s costs.

-	Working capital: As previously reported, the Company’s financial condition has made it dependent on lines of credit and cost saving measures. Such cost saving measures included decreases in inventory. In order to meet the sudden increase in demand for ventilators and respiratory care products, the Company has had to increase inventory. The Company has relied on its line of credit and other cash conservation measures to finance the necessary increases in inventory.

-	Negative impact on construction products: Loss of revenue by hospitals for elective procedures could negatively impact their budgets for other capital items, which could negatively impact sales of our construction products. This could reduce demand for the Company’s medical gas system products, typically purchased for new construction or renovation of hospitals. The Company believes, as stated above, that the pandemic has reduced demand for those systems during the pandemic.

LEGAL REGULATORY AND COMPLIANCE RISKS

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

BUSINESS AND OPERATIONAL RISKS

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

We purchase raw materials, fabricated components and services from a variety of suppliers. Raw materials such as brass, plastics, and calcium hydroxide are considered key raw materials. We believe that our relationships with our suppliers are satisfactory and that alternative sources of supply are readily available. From time to time, however, the prices and availability of these raw materials fluctuate due to global market demands, which could impair the company's ability to procure necessary materials, or increase the cost of such materials. Inflationary and other increases in costs of these raw materials have occurred in the past and may recur from time to time. In addition, freight costs associated with shipping and receiving product and sales are impacted by fluctuations in the cost of oil and gas. Specifically, we are currently in a period of high inflation. While the Federal Reserve has commented that the rise in the cost of products is transitory, the Company cannot predict the path of future inflation. In fiscal year 2021, the Company believes that inflation raised the cost of its purchases by approximately $500,000. The Company anticipate that these cost increases will continue in fiscal year 2022, although it cannot predict the extent of such increases.

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

Our failure to attract and retain skilled personnel could hinder the management of our business, our research and development, our sales and marketing efforts, and our manufacturing capabilities. However, there is no assurance that we will continue to be able to hire or retain key employees. We compete to hire new employees from larger, better capitalized companies, and then must train them and develop their skills and competencies. Our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. Any unplanned turnover could deplete our institutional knowledge base and erode our competitive advantage. The Company has not provided salary increases to its employees outside of the collective bargaining unit in several years. While the Company does not believe that this has had a material impact on its operations, the Company may be materially adversely impacted if it fails to compete with the compensation offerings of other employers.

We have a history of net losses in fiscal 2018, 2019 and 2020 and we may not be able to return to profitability in the future, which may cause the market price of our common stock to decline.

Prior to fiscal 2021 we have had a history of net losses. We reported a net loss of $2.2 million in fiscal 2018, a net loss of $2.1 million in fiscal 2019 and net loss of $3.1 million in fiscal 2020. In fiscal 2021 we had net income of $1.7 million including the benefit of the forgiveness of a $2.4 million PPP loan. We will need to generate and sustain increased sales levels in the future to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. There is no guarantee that we will be successful in our efforts to achieve consistent profitability. We may also incur losses in the future for a number of reasons, including the other risks described in this Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease. If we continue to experience operating losses and we are not able to generate additional liquidity through other means, then our liquidity needs may exceed availability under our credit facility, and we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our access to raw materials or services that are important to the operation of our business.

INDUSTRY & ECONOMIC RISKS

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

Changes to the U.S. healthcare industry and third party payment structures may not be favorable to us.

Over a number of years, the U.S. healthcare industry has undergone significant changes designed to increase access to and affordability of medical care, improve safety and patient outcomes, contain costs and increase efficiencies. These changes have included general declines in Medicare and Medicaid reimbursement levels, efforts by healthcare insurance companies to limit or reduce payments to pharmacies and providers, the basis for payments beginning to transition from a fee-for-service model to value-based payments and risk-sharing models, and the industry shifting away from traditional healthcare venues like hospitals and into clinics, physician offices and patients’ homes. Any or all of the measures could impact demand for our products.

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

We expect the U.S. healthcare industry to continue to change significantly in the future. Possible changes include further reduction or limitations on governmental funding at the state or federal level, efforts by healthcare insurance companies to further limit payments for products and services or changes in legislation or regulations governing prescription pharmaceutical pricing, healthcare services or mandated benefits. These possible changes, and the uncertainty surrounding these possible changes, may adversely affect us.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company’s headquarters are located in St. Louis, Missouri and the Company maintains manufacturing facilities in Missouri and New York. Set forth below is certain information with respect to the Company’s manufacturing facilities at June 30, 2021.

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

The Company’s best estimate of the expected cost to remediate the site is $1.1 million. This amount was recorded as an expense in the fiscal year ended June 30, 2020 and is reflected in other accrued liabilities and selling, general and administrative expenses in the Company’s financial statements. As of June 30, 2021, the Company has paid approximately $142,000 in remediation expenses which have been charged to the initial reserve.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Allied Healthcare Products, Inc. trades on the NASDAQ Capital Market under the symbol AHPI. As of September 13, 2021, there were 31 record owners of the Company’s common stock. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

The following table summarizes information with respect to the high and low prices for the Company’s common stock as listed on the NASDAQ Global or Capital Market for each quarter of fiscal 2021 and 2020, respectively. The Company currently does not pay, and in the most recent fiscal years has not paid, any dividend on its common stock.

Common Stock Information

2021	High	Low	2020	High	Low
September quarter	$13.27	$4.66	September quarter	$1.88	$1.25
December quarter	$8.13	$4.20	December quarter	$1.45	$0.92
March quarter	$9.00	$4.07	March quarter	$45.00	$1.19
June quarter	$5.30	$3.45	June quarter	$20.95	$7.60

Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to the Company’s proxy statement for the 2021 annual meeting of stockholders, which will be filed within 120 days after June 30, 2021.

Item 6. Selected Financial Data

(In thousands, except per share data)
Year ended June 30,	2021	2020	2019	2018	2017
Statement of Operations Data
Net sales	$36,279	$31,894	$31,382	$33,760	$33,512
Cost of sales	29,170	26,323	26,343	27,309	26,956
Gross profit	7,109	5,571	5,039	6,451	6,556
Selling, general and administrative expenses	7,636	8,633	7,813	8,446	8,608
Loss from operations	(527)	(3,062)	(2,774)	(1,995)	(2,052)
Interest expense	116	65	56	24	-
Interest income	-	(1)	-	-	(1)
Legal settlement	-	-	(750)	-	-
Other, net	(2,402)	18	-	-	1
Income (loss) before provision for (benefit from) income taxes	1,759	(3,144)	(2,080)	(2,019)	(2,052)
Provision for (benefit from) income taxes	72	(130)	29	173	37
Net income (loss)	$1,687	$(3,014)	$(2,109)	$(2,192)	$(2,089)
Basic income (loss) per share	$0.42	$(0.75)	$(0.53)	$(0.55)	$(0.52)
Diluted income (loss) per share	$0.42	$(0.75)	$(0.53)	$(0.55)	$(0.52)
Basic weighted average common shares outstanding	4,014	4,014	4,014	4,014	4,014
Diluted weighted average common shares outstanding	4,026	4,014	4,014	4,014	4,014

(In thousands)
June 30,	2021	2020	2019	2018	2017
Balance Sheet Data
Working capital	$6,271	$5,949	$7,387	$8,653	$9,748
Total assets	17,702	19,672	15,454	17,321	19,637
Stockholders' equity	10,580	8,879	11,890	13,997	16,186

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

COVID-19 Outbreak

Due to the COVID-19 pandemic, in the last quarter of 2020, the Company saw an unprecedented increase in demand and orders for its AHP300 ventilators, EPV200 ventilators, other respiratory care products, and other emergency medical devices. The Company has made capital investments, added employees, and increased inventory purchases in order to increase production of these ventilators and other products critical to the care of COVID-19 patients. The Company believes that the pandemic did result in increased sales in fiscal 2021, however, this peak in demand ended in fiscal 2021 and the impacts of the COVID-19 continue to develop.

Any increase in COVID-19 hospitalizations could decrease future demand for other products as hospitals reduce “non-essential procedures” as occurred at various times during fiscal years 2020 and 2021. The economic effects on hospitals and providers has negatively impacted the market for the Company’s construction products as hospitals cut back on construction and capital improvements. The duration and extent of this decreased demand is uncertain and depends on decisions by government health authorities, hospitals and providers in responding to and mitigating future COVID-19 outbreaks.

The pandemic is partially responsible for broad economic changes which have impacted the Company in fiscal 2021 and continue to impact the Company as the Company begins fiscal 2022. Inflation has raised the cost of products and services the Company uses to provide its products. In fiscal year 2021, the Company estimates that inflationary price increases raised product cost by approximately $500,000. While the Federal Reserve believes some of the inflation in the economy is transitory in nature, the Company believes inflation will continue to increase cost in fiscal 2022. Since the onset of the pandemic the Company has found it harder to hire and retain hourly workers. This has led to the requirement for additional overtime for existing employees, inefficiency, and contributed to delays in shipments. Travel restrictions have led to less travel spending. However, the restrictions have limited our interactions with customers and end-users. The Company believes these personal interactions are vital to communicate the advantages of our products and increase sales.

Results for the year ended June 30, 2020 and the year ended June 30, 2021 only partially reflect the impacts discussed above. The full economic impact of the COVID-19 pandemic continues to evolve as the date of this report. As such, the Company cannot predict with certainty the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, operations, suppliers, industry and workforce. Please see Part II, Item 1A, Risk Factors for more information.

Results of Operations

The Company manufactures and markets respiratory products, including respiratory care products, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts and percentages of net sales attributable to respiratory care products, medical gas equipment and emergency medical products for the fiscal years ended June 30, 2021, 2020, and 2019.

	Dollars in thousands
	2021
	Net	% of Total
Year ended June 30,	Sales	Net Sales
Respiratory care products	$8,083	22.3%
Medical gas equipment	15,943	43.9%
Emergency medical products	12,253	33.8%
Total	$36,279	100.0%

	Dollars in thousands
	2020
	Net	% of Total
Year ended June 30,	Sales	Net Sales
Respiratory care products	$8,556	26.8%
Medical gas equipment	15,283	47.9%
Emergency medical products	8,055	25.3%
Total	$31,894	100.0%

	Dollars in thousands
	2019
	Net	% of Total
Year ended June 30,	Sales	Net Sales
Respiratory care products	$8,993	28.7%
Medical gas equipment	16,032	51.1%
Emergency medical products	6,357	20.2%
Total	$31,382	100.0%

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by the various income and expense categories reflected in the Company’s Statement of Operations.

Year ended June 30,	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of sales	80.4	82.5	83.9
Gross profit	19.6	17.5	16.1

Selling, general and administrative expenses	21.1	27.1	24.9
Loss from operations	(1.5)	(9.6)	(8.8)
Interest expense	0.3	0.2	0.2
Legal settlement	0.0	0.0	(2.4)
PPP loan forgiveness	(6.6)	0.0	0.0
Other, net	0.0	0.1	0.0
Income (loss) before provision for income taxes	4.8%	(9.9)	(6.6)
Provision for (benefit from) income taxes	0.2	(0.4)	0.1
Net income (loss)	4.6%	(9.5)%	(6.7)%

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

Inventory reserve for obsolete and excess inventory:

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined primarily based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. This analysis considers those identified inventory items to determine, in management’s best estimate, if parts can be used beyond one year, if there are alternate uses or at what values such parts may be disposed for. At June 30, 2021 and 2020, inventory is recorded net of a reserve for obsolete and excess inventory of $2.2 million and $1.8 million, respectively.

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

In light of its history of operating losses the Company does not rely on the existence of future taxable income as it currently cannot conclude future taxable income is likely to occur. The Company does rely on reversals of existing temporary deferred tax liabilities and tax planning strategies to the extent available to support the value of its existing deferred tax assets. The tax planning strategies available to the Company that it would use rather than allow the tax benefits of net operating loss carryovers to expire include the revocation of the LIFO method inventory and the recognition of a gain on the sale of the Company’s excess land in Stuyvesant Falls, New York. As of June 30, 2021, the Company’s deferred tax assets exceeded the amount supportable through reversals of existing deferred tax liabilities and tax planning strategies and a valuation allowance has been recorded for this amount.

Accounts receivable net of allowances:

Accounts receivable are recorded net of an allowance for doubtful accounts, which is determined based on an analysis of past due accounts including accounts placed with collection agencies, and an allowance for returns and credits, which is based on historical analysis of credit memo data and returns. The Company maintains an allowance for doubtful accounts to reflect the uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. At June 30, 2021 and 2020, accounts receivable is recorded net of allowances of $170,000.

Valuation of Long-Lived Assets:

The impairment of long-lived assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable. This assessment is based on management’s expectations and judgments regarding future business and economic conditions, future market values and disposal costs. Actual results and events could differ significantly from management’s estimates. Based upon our most recent analysis, we believe that no impairment exists at June 30, 2021. There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

Self-insurance:

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2021 and 2020, the Company had approximately $120,000 and $150,000, respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

Share Based Compensation:

The Company calculates share based compensation using the Black-Sholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. For the twelve-month periods ended June 30, 2021, 2020, and 2019, Allied recorded approximately $14,000, $2,000 and $3,000, respectively, in share-based employee compensation. This compensation cost is included in the general and administrative expenses in the accompanying Statements of Operations.

Fiscal 2021 Compared to Fiscal 2020

The Company had income of $1.8 million before taxes for fiscal 2021, compared to a loss of $3.1 million before taxes for fiscal 2020. It recorded an income tax provision of $72,484 in fiscal 2021, compared to an income tax benefit of $130,359 in fiscal 2020.

Net sales for fiscal 2021 of $36.3 million were $4.4 million or 13.8% higher than net sales of $31.9 million in fiscal 2020. Domestically, sales increased by $1.0 million dollars while international sales, which represented 33.4% of fiscal 2021 sales, were $3.4 million higher. The increase in domestic sales was largely attributable to increases in sales of construction products and emergency medical products. International business is dependent upon hospital construction projects, and the development of medical facilities and emergency services in those regions in which the Company operates, as well as the economic and political climates in those international markets.

Orders for the Company’s products for the year ended June 30, 2021 of $29.6 million were $11.2 million or 27.5% lower than orders for the year ended June 30, 2020 of $40.8 million. As a result of the COVID-19 pandemic in fiscal year 2020, the Company experienced significantly increased orders for the emergency medical products sold by the Company, including the Company’s AHP300 ventilator and the EPV200 ventilator. In fiscal year 2021 the pace of orders materially decreased.

Respiratory care product sales, which include homecare products, were $8.1 million in fiscal 2021 compared to $8.6 million in 2020. Respiratory care products include carbon dioxide absorbents. For the year ended June 30, 2021 and 2020 the Company had carbon dioxide absorbent sales of Carbolime® and Litholyme® of $3.7 million.

Medical gas equipment sales, which include construction products, of $15.9 million in fiscal 2021 were approximately $0.6 million, or 3.9% higher than prior year levels of $15.3 million. The increase in sales was largely attributable to an increase sales of non-construction products of $1.5 million. This increase was partially offset by a decrease in international construction sales of $0.7 million. The Company continues to evaluate and strengthen its sales strategy in this market.

Emergency medical product sales in fiscal 2021 of $12.3 million were $4.2 million or 51.9% higher than fiscal 2020 sales of $8.1 million. International sales of emergency medical products increased by $3.3 million from the prior year while domestic sales increased by $0.9 million. The onset of the COVID-19 pandemic increased demand for the Company’s emergency products including the AHP300 ventilator.

International sales, which are included in the product lines discussed above, increased $3.4 million, or 39.1%, to $12.1 million in fiscal 2021 compared to sales of $8.7 million in fiscal 2020.

Gross profit in fiscal 2021 was $7.1 million, or 19.6% of sales, compared to a gross profit of $5.6 million, or 17.6% of sales in fiscal 2020. The $1.5 million increase in gross profit is mainly attributable to a $4.4 million increase in sales.

The Company invested approximately $0.2 million in fiscal 2021 and $0.8 million in fiscal 2020 for capital expenditures primarily for the expansion of the production line of our AHP300 ventilator.

Selling, General, and Administrative (“SG&A”) expenses for fiscal 2021 were $7.6 million compared to SG&A expenses of $8.6 million in fiscal 2020. The decrease is primarily due to the $1.1 million provision in fiscal 2020 for environmental cleanup costs at the Company’s facility in Stuyvesant Falls, New York and a decrease of $0.2 million for business travel expenses in fiscal 2021. These decreases were partially offset by a $0.2 million increase for legal and insurance expenses in fiscal 2021.

Interest income in fiscal 2021 was $233 compared to interest income of $654 in fiscal 2020. Interest expense in fiscal 2021 was $115,975 compared to interest expense of $64,682 in fiscal 2020.

Other income and expenses in fiscal 2021 include $2.4 million of income realized by the Company as a result of forgiveness of the PPP Loan.

The Company’s effective tax rate in 2021 was a provision of 4.1% compared to a benefit of 4.1% in 2020. The change in the effective tax rate in 2021 was attributable to non-deductible expenses attributable to the Company’s expected PPP Loan forgiveness and a decrease in the value of tax planning strategies.

The realization of the Company’s deferred tax assets has been based on the reversal of existing temporary deferred tax liabilities and tax planning strategies and to the extent those items are not sufficient to support the value of recorded deferred tax assets a valuation allowance is recorded. For the year ended June 30, 2019 the Company recorded an additional allowance of $536,240. For the year ended 2020 the Company recorded an additional allowance of $178,111 offset by an increase in the value of tax planning strategies of $138,873 resulting in a net increase in the allowance of $39,238. For the year ended 2021, the company recorded an additional allowance of $723,248. The allowance was further increased by a reduction in the value of the tax planning strategy of $63,676 resulting in a total increase to the allowance of $786,921. To the extent that the Company’s losses continue, the tax benefit of those losses would be fully offset by a valuation allowance.

Net income in fiscal 2021 was $1.7 million or $0.42 per basic and diluted earnings per share compared to a net loss of $3.0 million, or $0.75 per basic and diluted earnings per share in fiscal 2020. In 2021 and 2020 the weighted number of shares used in the calculation of basic earnings per share was 4,013,537. In 2021 and 2020 the weighted number of shares used in the calculation of diluted earnings per share was 4,026,446 and 4,013,537, respectively.

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

Orders for the Company’s products for the year ended June 30, 2020 of $40.8 million were $9.3 million or 29.5% higher than orders for the year ended June 30, 2019 of $31.5 million. As a result of the COVID-19 pandemic, the Company experienced significantly increased orders for the emergency medical products sold by the Company, including the Company’s AHP300 ventilator and the EPV200 ventilator.

Respiratory care product sales, which include homecare products, were $8.6 million in fiscal 2020 compared to $9.0 million in 2019. Respiratory care products include carbon dioxide absorbents. For the year ended June 30, 2020 and 2019 the Company had carbon dioxide absorbent sales of Carbolime® and Litholyme® of $3.7 million and $4.2 million, respectively.

Medical gas equipment sales, which include construction products, of $15.3 million in fiscal 2020 were approximately $0.7 million, or 4.4% lower than prior year levels of $16.0 million. The decrease in domestic sales was largely attributable to declines in sales of construction products. The Company continues to evaluate and strengthen its sales strategy in this market.

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

Other income and expenses in fiscal 2019 include $750,000 of income realized by the Company as a result of the settlement of litigation with Niagara Mohawk Power Corporation d/b/a National Grid (“Niagara”), which provides electrical power to the Company’s facility in Stuyvesant Falls, New York, and one other party. See Part I, Item 3 – Legal Proceedings, below, for more information concerning litigation.

The Company’s effective tax rate in 2020 was a benefit of 4.1% compared to a provision of 1.4% in 2019. The change in the effective tax rate in 2020 was attributable to non-deductible expenses attributable to the Company’s expected PPP Loan forgiveness and an increase in the value of tax planning strategies.

The realization of the Company’s deferred tax assets has been based on the reversal of existing temporary deferred tax liabilities and tax planning strategies and to the extent those items are not sufficient to support the value of recorded deferred tax assets a valuation allowance is recorded. For the year ended June 30, 2018 the Company recorded a $352,727 reduction to the allowance. The reduction was caused by a decrease in the allowance of $1,080,362 due to a reduction in federal rates expected to be in effect at reversal. The reduced rates are as a result of the Tax Cuts and Jobs Act of 2017. This reduction was offset by a $727,635 increase in the valuation allowance reflecting the impact of 2018 additions to deferred tax assets not supported by deferred tax liabilities or tax planning strategies. For the year ended June 30, 2019 the Company recorded an additional allowance of $536,240. For the year ended 2020 the Company recorded an additional allowance of $178,111 offset by an increase in the value of tax planning strategies of $138,873 resulting in a net increase in the allowance of $39,238. To the extent that the Company’s losses continue, the tax benefit of those losses would be fully offset by a valuation allowance.

Net loss in fiscal 2020 was $3.0 million or $0.75 per basic and diluted earnings per share, an increase from a net loss of $2.1 million, or $0.53 per basic and diluted earnings per share in fiscal 2019. In 2020 and 2019 the weighted number of shares used in the calculation of basic and diluted earnings per share was 4,013,537.

Financial Condition, Liquidity and Capital Resources

The following table sets forth selected information concerning Allied's financial condition at June 30:

Dollars in thousands	2021	2020	2019
Cash & cash equivalents	$726	$2,600	$195
Working Capital	$6,271	$5,949	$7,387
Total Debt	$2,091	$2,392	$-
Current Ratio	1.88:1	1.67:1	3.07:1

The Company’s working capital was $6.3 million at June 30, 2021 compared to $5.9 million at June 30, 2020. The $0.4 million increase in working capital is from an inventory increase of $0.5 million, a decrease in accounts payable of $1.1 million and a decrease in customer deposits of $2.2 million. During fiscal 2021, these increases in working capital were partially offset by a $1.9 million decrease in cash and $1.0 million increase in the current portion of long term debt. Accounts receivable as measured in days sales outstanding (“DSO”) is 40 DSO at June 30, 2021, up from 35 DSO at June 30, 2020. The Company does adjust product forecast, order quantities, and safety stock based on changes in demand patterns in order to manage inventory levels.

The net decrease in cash for the fiscal year ended June 30, 2021 was $1.9 million. The net increase in cash for the fiscal year ended June 30, 2020 was $2.4 million. Cash flows used in operating activities for the fiscal year ended June 30, 2021 consisted of a decrease in Customer deposits of $2.2 million, a decrease of Accounts payable of $1.1 million and increase of Inventory of $0.5 million. These cash out flows were offset by a decrease of Accounts receivable of $0.2 million and net income of $1.7 million, supplemented by $0.6 million in non-cash charges for amortization and depreciation.

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

North Mill Loan Agreement

As of June 30, 2021, the Company was party to a Loan and Security Agreement with North Mill Capital, LLC (“North Mill”), as successor in interest to Summit Financial Resources, L.P., dated effective February 27, 2017, as amended April 16, 2018, April 24, 2019 and December 18, 2020 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $4,000,000.  At June 30, 2021 availability under the agreement was approximately $630,000.

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

The Company was in compliance with all of the covenants associated with the Credit Facility at June 30, 2021.

PPP Loan

On April 13, 2020, the Company entered into a Payroll Protection Program (PPP) loan agreement (the “SBA Loan”) with Jefferson Bank and Trust Company under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”).  The Company received total proceeds of $2.375 million from the SBA Loan.  In accordance with the requirements of the CARES Act, the Company used proceeds from the SBA Loan for payroll costs and other permitted uses.  The SBA Loan was scheduled to mature on April 13, 2022 and had a 1.00% interest rate and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act.

The loan, including all principal and accrued interest, was forgiven on June 11, 2021.

At June 30, 2021 the Company had $2.1 million indebtedness, including capital lease obligations, short-term debt, and long term debt.

The following table summarizes the Company’s contractual obligations at June 30, 2021:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-Term Debt	$2,077,440	$2,077,440	$-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	$57,331	$50,348	$4,655	$2,328	-
Unconditional Purchase Obligations	-	-	\	-	-
Other Long-Term Obligations	-	-	-	-	-
Total Contractual Cash Obligations	$2,134,771	$2,127,788	$4,655	$2,328	$-

Capital expenditures were approximately $167,000, $758,000, and $0 in fiscal 2021, 2020, and 2019, respectively. The Company believes that cash flows from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures of $0.1 million in 2022.

At June 30, 2021, the Company had $2.1 million outstanding debt. During fiscal 2021 the Company had $36.7 million in borrowings and $34.6 million in repayments under the Credit Agreement. Cash used in operations was $3,784,000 in fiscal 2021. Cash flows from operations in fiscal 2020 and 2019 were $648,000 and $59,000, respectively. Our cash flows may be further negatively impacted by decreases in sales, market conditions, and adverse changes in working capital. While we believe that our borrowing capacity under the Credit Agreement provides sufficient financial flexibility, continued negative cash flows could negatively affect our ability to access the Credit Agreement or to repay amounts borrowed and we might need to secure additional sources of funds, which may or may not be available to us.

In fiscal 2021 the Company had borrowings of $36.7 million and repayments of $34.6 million under the Credit Agreement. In fiscal 2020 the Company had borrowings and repayments of $32.9 million under the Credit Agreement.

In 2021, inflation in the price of raw materials and purchased components negatively impacted earnings by approximately $0.5 million dollars. The Company experienced a material direct impact of $35,000 in 2021, and $44,000 in 2020, from changes in trade policy or tariffs. The Company also believes a portion of its increased raw materials costs were due to tariffs imposed on steel and aluminum import. The Company makes its foreign sales in U.S. dollars and, accordingly, sales proceeds are not affected by exchange rate fluctuations. However, fluctuations in exchange rates can affect the price of our products in local currency, which does impact the pace of incoming orders.

Quarterly Results

The following table sets forth selected operating results for the eight quarters ended June 30, 2021. The information for each of these quarters is unaudited, but includes all normal recurring adjustments which the Company considers necessary for a fair presentation thereof. These operating results, however, are not necessarily indicative of results for any future period. Further, operating results may fluctuate as a result of the timing of orders, the Company’s product and customer mix, the introduction of new products by the Company and its competitors, and overall trends in the health care industry and the economy. While these patterns have an impact on the Company’s quarterly operations, the Company is unable to predict the extent of this impact in any particular period.

Dollars in thousands, except per share data

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Three months ended,	2021	2021	2020	2020	2020	2020	2019	2019
Net sales	$7,018	$7,967	$11,104	$10,190	$8,511	$8,097	$7,310	$7,976

Gross profit	1,188	1,435	2,612	1,874	1,378	1,586	1,347	1,260

Income (loss) from operations	(745)	(381)	734	(135)	(638)	(305)	(1,512)	(607)

Net income (loss)	1,553	(413)	700	(153)	(539)	(330)	(1,531)	(614)

Basic earnings (loss) per share	0.39	(0.10)	0.17	(0.04)	(0.14)	(0.08)	(0.38)	(0.15)

Diluted earnings (loss) per share	0.39	(0.10)	0.17	(0.04)	(0.14)	(0.08)	(0.38)	(0.15)

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2021, the Company had $2.1 million debt outstanding under the revolving credit facility. The revolving credit facility bears an interest rate using the prime rate as reported in the Wall Street Journal as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at June 30, 2021. Allied has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 8. Financial Statements and Supplementary Data

The following described financial statements of Allied Healthcare Products, Inc. are included in response to this item:

Report of Independent Registered Public Accounting Firm.

Statement of Operations for the fiscal years ended June 30, 2021, 2020 and 2019.

Balance Sheet for the fiscal years ended June 30, 2021 and 2020.

Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2021, 2020 and 2019.

Statement of Cash Flows for the fiscal years ended June 30, 2021, 2020 and 2019.

Notes to Financial Statements.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Allied Healthcare Products, Inc.

Opinion On The Financial Statements

We have audited the accompanying balance sheet of Allied Healthcare Products, Inc. (the Company) as of June 30, 2021 and 2020, the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis For Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Reserve for Obsolete and Excess Inventory - Refer To Notes 2 And 8 To The Financial Statements

Critical Audit Matter Description

Inventory is recorded at the lower of cost, determined using the last-in, first-out (“LIFO”) method, or market. Inventory is recorded net of a reserve for obsolete and excess inventory which is determined primarily based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. When quantities on hand exceed usage benchmarks, a write-down is recorded for such excess inventory. Changes in assumptions of product demand could have a significant impact on the amount of write-down recorded.

Given the inherent uncertainty in forecasting future inventory usage, including the impact of forecasting future sales activity, auditing the reasonableness of the reserve for obsolete and excess inventory required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the reserve for obsolete and excess inventory included the following, among others:

•	We tested the completeness and existence of management’s obsolete and excess inventory listing that is utilized in the year-end reserve calculation.
•	We assessed that management’s calculations were consistently applied year over year.
•	We tested the mathematical accuracy of management’s calculations.
•	We selected a sample of products and verified that the expected future inventory usage was supported by historical sales data and other current information.

/s/ Rubin Brown LLP

We have served as the Company’s auditor since 2003.

St. Louis, Missouri

September 28, 2021

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

Year ended June 30,	2021	2020	2019
Net sales	$36,279,476	$31,894,262	$31,381,521
Cost of sales	29,169,980	26,323,646	26,342,894
Gross profit	7,109,496	5,570,616	5,038,627

Selling, general and administrative expenses	7,636,318	8,632,795	7,812,649
Loss from operations	(526,822)	(3,062,179)	(2,774,022)

Other (income) expenses:
Interest expense	115,975	64,682	56,223
Interest income	(233)	(654)	(138)
Payroll Protection Program loan forgiveness	(2,402,236)	-	-
Legal settlement	-	-	(750,000)
Other, net	-	18,252	130
	(2,286,494)	82,280	(693,785)

Income (loss) before provision for
income taxes	1,759,672	(3,144,459)	(2,080,237)
Provision for (benefit from) income taxes	72,484	(130,359)	29,448
Net income (loss)	$1,687,188	$(3,014,100)	$(2,109,685)

Basic income (loss) per share:	$0.42	$(0.75)	$(0.53)
Diluted income (loss) per share:	$0.42	$(0.75)	$(0.53)
Weighted average shares outstanding – Basic	4,013,537	4,013,537	4,013,537
Weighted average shares outstanding – Diluted	4,026,446	4,013,537	4,013,537

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

	June 30, 2021	June 30, 2020
ASSETS

Current assets:
Cash and cash equivalents	$726,223	$2,600,083
Accounts receivable, net of allowances of $170,000	2,929,751	3,103,819
Inventories, net	9,450,731	8,928,688
Income tax receivable	9,800	12,178
Other current assets	268,136	229,805
Total current assets	13,384,641	14,874,573

Property, plant and equipment, net	3,727,384	4,139,693
Operating lease assets	13,078	17,326
Deferred income taxes	577,088	640,767
Total assets	$17,702,191	$19,672,359

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of Payroll Protection Program loan	$-	$1,042,655
Revolving credit facility	2,077,440	-
Current portion of operating lease liablity	4,777	4,249
Accounts payable	1,898,747	2,940,006
Customer deposits	575,930	2,832,370
Other accrued liabilities	2,557,135	2,106,131
Total current liabilities	7,114,029	8,925,411

Long-term operating lease liability	8,301	13,077
Long-term portion of Payroll Protection Program	-	1,332,204
Long-term environmental liability	-	523,000

Commitments and contingencies (Notes 4 and 9)

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares
authorized; no shares issued and outstanding	-	-
Series A preferred stock; $0.01 par value; 200,000 shares
authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 30,000,000 shares
authorized; 5,213,902 shares issued at June 30,
2021 and June 30, 2020; 4,013,537 shares
outstanding at June 30, 2021 and June 30, 2020	52,139	52,139
Additional paid-in capital	48,507,738	48,493,732
Accumulated deficit	(16,999,228)	(18,686,416)
Less: treasury stock, at cost; 1,200,365 shares at
June 30, 2021 and 2020	(20,980,788)	(20,980,788)
Total stockholders' equity	10,579,861	8,878,667
Total liabilities and stockholders' equity	$17,702,191	$19,672,359

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance, June 30, 2018	$52,139	$48,488,220	$(13,562,631)	$(20,980,788)	$13,996,940

Stock based compensation	-	3,097	-	-	3,097

Net loss for the year ended
June 30, 2019	-	-	(2,109,685)	-	(2,109,685)
Balance, June 30, 2019	52,139	48,491,317	(15,672,316)	(20,980,788)	11,890,352

Stock based compensation	-	2,415	-	-	2,415

Net loss for the year ended
June 30, 2020	-	-	(3,014,100)	-	(3,014,100)
Balance, June 30, 2020	52,139	48,493,732	(18,686,416)	(20,980,788)	8,878,667

Stock based compensation	-	14,006	-	-	14,006

Net income for the year ended
June 30, 2021	-	-	1,687,188	-	1,687,188
Balance, June 30, 2021	$52,139	$48,507,738	$(16,999,228)	$(20,980,788)	$10,579,861

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

Year ended June 30,	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,687,188	$(3,014,100)	$(2,109,685)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	579,472	619,801	822,068
Stock based compensation	14,006	2,415	3,097
Provision for doubtful accounts and sales
returns and allowances	19,001	21,750	19,649
PPP loan forgiveness	(2,402,236)	-	-
Deferred tax provision	63,679	(138,876)	18,772

Changes in operating assets and liabilities:
Accounts receivable	155,067	39,720	563,055
Inventories	(522,043)	(1,595,593)	497,446
Income tax receivable	2,378	-	-
Customer deposits	(2,256,440)	2,269,465	192,020
Other current assets	(38,331)	15,103	5,697
Accounts payable	(1,041,259)	1,330,172	(4,386)
Other accrued liabilities	(44,619)	1,097,724	51,609
Net cash provided by (used in) operating activities	(3,784,137)	647,581	59,342

Cash flows from investing activities:
Capital expenditures	(167,163)	(617,811)	-
Net cash used in investing activities	(167,163)	(617,811)	-

Cash flows from financing activities:
Borrowings under revolving credit agreement	36,717,068	32,856,428	32,176,067
Payments under revolving credit agreement	(34,639,628)	(32,856,428)	(32,176,067)
Proceeds from Payroll Protection Program loan	-	2,374,859	-
Net cash provided by financing activities	2,077,440	2,374,859	-

Net increase (decrease) in cash and cash equivalents	(1,873,860)	2,404,629	59,342
Cash and cash equivalents at beginning of year	2,600,083	195,454	136,112
Cash and cash equivalents at end of year	$726,223	$2,600,083	$195,454

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$6,428	$8,517	$10,675
Interest	$115,975	$64,682	$56,223

Non-cash investing and financing activities
Lease liability and right of use asset arising from operating leases	$-	$17,326	-
Capital expenditures included in accounts payable at year end	$-	$140,602	-

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization

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

The significant accounting policies followed by the Company are described below.

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

Marketing and Advertising Costs

Promotional and advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Statement of Operations. Advertising expenses for the years ended June 30, 2021, 2020 and 2019 were $0, $3,550, and $0, respectively.

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

Accounts receivable and concentrations of credit risk

Accounts receivable are recorded at the invoiced amount. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses based on past experience and an analysis of current amounts due, and historically such losses have been within management's expectations. The Company maintains an allowance for doubtful accounts to reflect the uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. The Company’s customers can be grouped into three main categories: medical equipment distributors, construction contractors and health care institutions. At June 30, 2021, the Company believes that it has no significant concentration of credit risk.

Inventories

Inventories are stated at the lower of cost, determined using the last-in, first-out (“LIFO”) method, or market. If the first-in, first-out method (which approximates replacement cost) had been used in determining cost, inventories would have been $2,149,560 and $2,408,878 higher at June 30, 2021 and 2020, respectively. Changes in the LIFO reserve are included in cost of sales. Cost of sales was reduced by $0, $0, and $120,965 in fiscal 2021, 2020, and 2019 respectively, as a result of LIFO liquidations. Costs in inventory include raw materials, direct labor and manufacturing overhead.

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined primarily based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. The reserve for obsolete and excess inventory was $2,174,149 and $1,849,134 at June 30, 2021 and 2020, respectively.

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

Impairment of long-lived assets

The Company evaluates impairment of long-lived assets under the provisions of ASC Topic 360: “Property, Plant and Equipment.” ASC 360 provides a single accounting model for long-lived assets to be disposed of and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under ASC 360, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss will be recognized. No impairment losses of long-lived assets or identifiable intangibles were recorded by the Company for fiscal years ended June 30, 2021, 2020, and 2019.

Collective Bargaining Agreement

At June 30, 2021, the Company had approximately 189 full-time employees. Approximately 114 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on July 31, 2024.

Self-insurance

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2021 and 2020, the Company had $120,000 and $150,000, respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

Fair value of financial instruments

The Company’s financial instruments include cash, accounts receivable, the revolving line of credit and accounts payable. The carrying amounts for cash, accounts receivable, the revolving line of credit and accounts payable approximate their fair value due to the short maturity of these instruments.

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

In light of its history of operating losses the Company does not rely on the existence of future taxable income as it currently cannot conclude future taxable income is likely to occur. The Company does rely on reversals of existing temporary deferred tax liabilities and tax planning strategies to the extent available to support the value of its existing deferred tax assets. To the extent the Company’s deferred tax assets exceeded the amount supportable through reversals of existing deferred tax liabilities and tax planning strategies, a valuation allowance is recorded against the excess deferred tax assets.

The Company recognizes tax liabilities when, despite the Company’s belief that its tax return positions are supportable, the Company believes that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. To the extent the Company deems it necessary to record a liability for its tax positions, the current portion of the liability is included in income taxes payable and the noncurrent portion is included in other liabilities on the balance sheet. If upon the final tax outcome of these matters the ultimate liability is different than the amounts recorded, such differences are reflected in income tax expense in the period in which such determination is made. The Company files a federal and multiple state income tax returns. With few exceptions, the Company’s federal and state income tax returns are open for fiscal years ending after June 30, 2018.

The Company classifies interest expenses on taxes payable as interest expense. Penalties are classified as a component of other expenses.

Research and development costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses for the years ended June 30, 2021, 2020 and 2019 were $571,535, $595,236, and $459,455, respectively.

Earnings per share

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The weighted average number of basic shares outstanding for the years ended June 30, 2021, 2020 and 2019 was 4,013,537 shares. The weighted average number of diluted shares outstanding for the years ended June 30, 2021, 2020 and 2019 was 4,026,446, 4,013,537 and 4,013,537 shares, respectively. The dilutive effect of the Company's employee and director stock option plans are determined by use of the treasury stock method. There are 20,250 potential common shares excluded from the calculation of net income per share, as their effect would be anti-dilutive for the year ended June 30, 2021. There are no potential common shares excluded from the calculation of net loss per share, as their effect would be anti-dilutive for the years ended June 30, 2020 and 2019.

The following information is necessary to calculate earnings per share for the periods presented:

Year ended June 30,	2021	2020	2019
Net income (loss), as reported	$1,687,188	$(3,014,100)	$(2,109,685)

Weighted average common shares outstanding	4,013,537	4,013,537	4,013,537
Effect of dilutive stock options	12,909	-	-
Weighted average diluted common shares outstanding	4,026,446	4,013,537	4,013,537

Net Income (loss) per common share
Basic	$0.42	$(0.75)	$(0.53)
Diluted	$0.42	$(0.75)	$(0.53)

Employee stock options excluded from computation of diluted income per share amounts because their effect would be anti-dilutive	20,250	-	-

Employee stock-based compensation

The company follows the provisions of ASC Topic 718: “Compensation – Stock Compensation”, which sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of the stock options and other equity-based compensation.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions utilized in the Black-Scholes option pricing model for options granted during the fiscal years ended June 30, 2021, 2020 and 2019.

	2021	2020	2019
Weighted-average fair value	$6.44	$0.61	$1.06
Weighted-average volatility	109%	53%	48%
Weighted-average expected life (in years)	6.0	6.0	6.0
Weighted-average risk-free interest rate	0.52%	1.77%	3.03%
Dividend yield	0%	0%	0%

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

Share-based compensation expense included in the Statement of Operations for the fiscal years ended June 30, 2021, 2020 and 2019 was approximately $14,000, $2,000 and $3,000, respectively. Unrecognized shared-based compensation cost related to unvested stock options as of June 30, 2021 amounts to approximately $9,000. The cost is expected to be recognized through fiscal 2025.

The Company recognized an income tax benefit for share-based compensation arrangements of approximately $6,000, $1,000 and $1,000 respectively for the years ended June 30, 2021, 2020 and 2019, all of which were fully offset by an increase in the deferred tax asset valuation allowance.

No stock options were exercised during fiscal years 2021, 2020 and 2019.

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

The Company’s best estimate of the expected cost to remediate the site is $1.1 million. This amount was recorded as an expense in the fiscal year ended June 30, 2020 and is reflected in other accrued liabilities and selling, general and administrative expenses in the Company’s financial statements. As of June 30, 2021, the Company has paid approximately $142,000 in remediation expenses which have been charged to the initial reserve.

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

North Mill Loan

The Company is party to a Loan and Security Agreement with North Mill Capital, LLC (“North Mill”), as successor in interest to Summit Financial Resources, L.P., dated effective February 27, 2017, as amended April 16, 2018, April 24, 2019 and December 18, 2020 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $4,000,000. At June 30, 2021 availability under the agreement was approximately $630,000.

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

The Company was in compliance with all of the covenants associated with the Credit Facility at June 30, 2021.

PPP Loan

On April 13, 2020, the Company entered into a Payroll Protection Program (PPP) loan agreement (the “SBA Loan”) with Jefferson Bank and Trust Company under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”).  The Company received total proceeds of $2.375 million from the SBA Loan.  In accordance with the requirements of the CARES Act, the Company used proceeds from the SBA Loan for payroll costs and other permitted uses.  The SBA Loan was scheduled to mature on April 13, 2022 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act.

The loan, including all principal and accrued interest, was forgiven on June 11, 2021.

The company elected to account for the PPP Loan using FASB ASC 470, Debt. The related forgiveness income is included in other income for the year ended June 30, 2021.

According to the rules of the SBA, the Company is required to retain PPP Loan documentation for six years after the date the loan is forgiven or repaid in full, and permit authorized representatives of the SBA, including representatives of its Office of Inspector General, to access such files upon request. Should the SBA conduct such a review and reject all or some of the Company’s judgments pertaining to satisfying PPP Loan eligibility or forgiveness conditions, the Company may be required to adjust previously reported amounts and disclosures in the financial statements.

At June 30, 2021, the Company had $2.1 million indebtedness, including lease obligations and short-term debt. The prime rate as reported in the Wall Street Journal was 3.25% on June 30, 2021.

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

As of June 30, 2021, the Company had vehicles and equipment financed under operating leases with lease terms expiring through 2024. Rent expense consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis.

The following table sets forth the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s balance sheet as of June 30, 2021.

Maturity of
Operating Lease
Fiscal years ending	Liabilities
2022	$6,065
2023	6,065
2024	3,032

Total lease payments	15,162
Less: amounts representing interest	2,084
Present value of lease liabilities	13,078
Less: current portion	4,777
Long-term portion	$8,301

The Company’s operating lease cost amounted to $59,432 in 2021 and $74,009 in 2020. Expenses are classified within selling, general and administrative expenses in the Company’s statement of operations for the year ended June 30, 2021 and 2020.

The table below presents lease-related terms and discount rates as of June 30, 2021.

June 30, 2021
Weighted average remaining lease terms
Operating leases	2.5 years
Weighted average discount rate
Operating leases	12%

5.	Income Taxes

The provision for (benefit from) income taxes consists of the following:

	2021	2020	2019
Current:
Federal	$-	$84,420	$-
State	8,805	23,093	10,676
Less net operating loss carryforward applied	-	(98,996)	-
Total current	8,805	8,517	10,676

Deferred:
Federal	(644,606)	(182,517)	(451,591)
State	(78,641)	4,405	(65,877)
Valuation allowance	786,926	39,236	536,240
Total deferred	63,679	(138,876)	18,772
Provision (benefit)	$72,484	$(130,359)	$29,448

A reconciliation of income taxes, with the amounts computed at the statutory federal rate is as follows:

	2021	2020	2019
Computed tax at federal statutory rate	$367,682	$(662,125)	$(436,850)
State income taxes, net of federal tax (benefit) provision	(13,771)	(17,475)	(61,974)
Non deductible expenses	1,570	506,798	7,699
Federal research credit	(28,428)	(31,076)	(22,906)
Non taxable income from PPP Loan forgiveness	(504,470)	-	-
State NOLs	11,602	30,397	6,772
Stock Options - Expired	5,243	3,763	2,536
Change in tax law allowing deductibilty of PPP Loan related expenses	(553,653)	-	-
Other, net	(217)	123	(2,069)
Valuation Allowance	786,926	39,236	536,240
Total	$72,484	$(130,359)	$29,448

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of June 30, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets
Bad debts	$25,500	$25,500
Intangible assets	745	1,340
Accrued liabilities	458,337	491,605
Stock options	23,403	25,276
Net operating loss and credit carryforwards	4,505,628	3,807,813
Total Assets	5,013,613	4,351,534

Deferred tax liabilities
Prepaid expenses	10,341	10,587
Inventory	529,045	614,184
Depreciation	209,997	194,920
Other	125,147	116,007
Total Liabilities	874,530	935,698
Valuation Allowance	(3,561,995)	(2,775,069)
Total deferred taxes	$577,088	$640,767

At June 30, 2021, there were $13.2 million dollars of federal net operating loss carryforwards which will expire in 2031 through 2038 and $3.8 million subject to indefinite carryforward. In addition, the Company has state tax net operating losses of approximately $8.3 million that expire in varying years from 2021 through 2041 and $0.7 million subject to indefinite carryforward.

The Company files a federal and multiple state income tax returns. With few exceptions the Company’s federal and state income tax returns are open for fiscal years ending after June 30, 2018.

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

During the fiscal years ended June 30, 2021, 2020 and 2019, the Company made contributions of $186,366, $185,000, and $190,965, respectively, to the retirement savings plan. The Company contributes 2% of eligible salaried employee’s annual income to the plan. In addition, the Company provides a 25% match on the first 8% of employee deferrals for eligible employees.

The risk of participating in multi-employer pension plan is different from single-employer plans. Assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

The Company’s participation in a multi-employer pension plan for the year ended June 30, 2021, is outlined in the table below. The “EIN/PN” column provides the Employee Identification Number (EIN) and the three-digit plan number (PN). The most recent Pension Protection Act (PPA) zone status for 2020 and 2019 is for the plan year-ends as indicated below. The zone status is based on information that the Company obtained from the annual funding notice for District No. 9 International Association of Machinists and Aerospace Workers Pension Trust. Among other factors, plans in the red zone are less than 65 percent funded, plans in the yellow zone are between 65 and 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-bargaining agreement (CBA) to which the plan is subject.

		PPA Zone Status			Contributions by the Company
				FIP/RP
				Status
				Pending/				Surcharge	Expiration
Pension Trust Fund	EIN/PN	2020	2019	Implemented	2021	2020	2019	Imposed	Date of CBA
District No. 9	51-0138317/001	Yellow	Yellow	Implemented
International		12/31/2020	12/31/2019	N/A	$315,342	$245,824	$236,256	No	7/31/2024
Association of
Machinists and
Aerospace Workers
Pension Plan

The Company was not listed in the Form 5500 for the above plan as of the plan year ends as providing more than 5 percent of total contributions.

Under federal pension law, a plan generally is in “endangered” status if its funded percentage is less than 80% (other factors may apply).

If a pension plan enters endangered status, the trustees of the plan are required to adopt a funding improvement plan. Funding improvement plans establish benchmarks for pension plans to improve their funding status over a specified period of time.

The plan was first certified as being in endangered status in the 2019 Plan Year because the Plan was projected to have a funding deficiency in the 2023 Plan Year. The Plan continues to be in endangered status in the 2020 Plan Year because funding improvement plan contribution rate increases are required to eliminate the Plan’s projected deficiency.

In an effort to improve the Plan’s funding situation, the Board of Trustees adopted a funding improvement plan that includes increases in the contribution by employers and/or decreases in the benefit accrual rate for members.

As a result, Allied Healthcare Products, Inc. and District 9 of the International Association of Machinist were required to collectively bargain the required Contribution Rate Increase and the impact on the Future Benefit Accrual. On June 30, 2021 the two parties reached agreement on the Funding Improvement Plan. Under the plan, future benefit accruals are eliminated for members and the monthly employer contribution rate will increase by 80%. Additional contributions under the plan will begin on December 1, 2021.

7.	Stock Based Compensation

The Company has established a 2009 Incentive Stock Plan. The Employee Plan provides for the granting of options to the Company's executive officers and key employees to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 300,000 shares of common stock may be granted under the Employee Plan. Options generally become exercisable ratably over a four-year period or one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the first or second anniversary of the date granted. The right to exercise the options generally expires in ten years from the date of grant, or earlier if an option holder ceases to be employed by the Company.

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

A summary of stock option transactions in fiscal 2019, 2020 and 2021, respectively, pursuant to the Employee Plans and the Directors Plans is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
June 30, 2018	45,000	$5.92
Options Granted	3,000	$2.13
Options Exercised	-	$0.00
Options Forfeited or Expired	(3,000)	$8.10
June 30, 2019	45,000	$5.52	4.0	$-

Options Granted	7,500	$1.20
Options Exercised	-	$0.00
Options Forfeited or Expired	(9,750)	$6.00
June 30, 2020	42,750	$4.65	4.1	$304,768

Options Granted	3,000	$7.86
Options Exercised	-	$0.00
Options Forfeited or Expired	(2,250)	$8.68
June 30, 2021	43,500	$4.66	3.8	$41,915
Exercisable at June 30, 2021	35,500	$4.88	2.6	$27,165

The following table provides additional information for options outstanding and exercisable at June 30, 2021:

Options Outstanding

Range of Exercise Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
$1.17 - 6.99	23,250	5.7 years	$2.51
$7.00	15,000	0.2 years	$7.00
$7.01 -8.68	5,250	5.5 years	$7.53

$1.17 - 8.68	43,500	3.8 years	$4.66

Options Exercisable

Range of Exercise Prices	Number	Weighted Average Exercise Price
$1.17 - 6.99	18,250	$2.86
$7.00	15,000	$7.00
$7.01 -8.68	2,250	$7.10

$1.17 - 8.68	35,500	$4.88

See Note 2 for discussion of accounting for stock awards and related fair value disclosures.

8. Supplemental Balance Sheet Information

		June 30,
		2021	2020
Inventories
Work in progress		$829,962	$817,692
Component parts		8,994,457	8,299,972
Finished goods		1,800,461	1,660,158
Reserve for obsolete and excess inventory		(2,174,149)	(1,849,134)
		$9,450,731	$8,928,688

	Estimated
	Useful Life
	(years)
Property, plant and equipment
Machinery and equipment	3-10	$18,998,928	$18,831,765
Buildings	28-35	13,055,628	13,055,628
Land and land improvements	5-7	919,566	919,566
Total property, plant and equipment at cost		32,974,122	32,806,959

Less accumulated depreciation and amortization		(29,246,738)	(28,667,266)
		$3,727,384	$4,139,693

Depreciation and amortization expense was approximately $0.6 million, $0.6 million, and $0.8 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.

Other accrued liabilities
Accrued compensation expense		$1,323,901	$1,257,332
Environmental remediation		976,720	514,000
Other		256,514	334,799
		$2,557,135	$2,106,131

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

The Company’s best estimate of the expected cost to remediate the site is $1.1 million. This amount was recorded as an expense in the fiscal year ended June 30, 2020 and is reflected in other accrued liabilities and selling, general and administrative expenses in the Company’s financial statements. As of June 30, 2021, the Company has paid approximately $142,000 in remediation expenses which have been charged to the initial reserve.

Liability for future environmental expenditures	2021	2020
Beginning Balance	$1,037,000	$-

Charges to income	-	1,119,155

Remedial and investigatory spending	60,280	82,155

Ending Balance	$976,720	$1,037,000

Reflected in the Balance sheet as:

Current, included in Other Liabilities	$976,720	$514,000

Long-term environmental	-	523,000

Total	$976,720	$1,037,000

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

Sales by Region

	2021	2020	2019
Domestic United States	$24,162,321	$23,138,276	$23,541,614
Europe	4,069,672	1,422,660	877,308
Canada	1,310,440	829,901	758,145
Latin America	2,819,165	3,122,929	2,450,969
Middle East	1,189,139	693,716	464,470
Far East	2,727,508	2,686,206	3,259,905
Other International	1,231	574	29,110
	$36,279,476	$31,894,262	$31,381,521

Sales by Product

	2021	2020	2019
Respiratory care products	$8,082,974	$8,555,954	$8,993,216
Medical gas equipment	15,943,246	15,282,732	16,031,109
Emergency medical products	12,253,256	8,055,576	6,357,196
	$36,279,476	$31,894,262	$31,381,521

11. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for fiscal 2021 and 2020 appears below (all amounts in thousands except per share amounts):

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Three months ended,	2021	2021	2020	2020	2020	2020	2019	2019
Net sales	$7,018	$7,967	$11,104	$10,190	$8,511	$8,097	$7,310	$7,976

Gross profit	1,188	1,435	2,612	1,874	1,378	1,586	1,347	1,260

Income (loss) from operations	(745)	(381)	734	(135)	(638)	(305)	(1,512)	(607)

Net income (loss)	1,553	(413)	700	(153)	(539)	(330)	(1,531)	(614)

Basic earnings (loss) per share	0.39	(0.10)	0.17	(0.04)	(0.14)	(0.08)	(0.38)	(0.15)

Diluted earnings (loss) per share	0.39	(0.10)	0.17	(0.04)	(0.14)	(0.08)	(0.38)	(0.15)

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as required under Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

(b)	Internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, which is defined as a process designed by, or under supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of June 30, 2021, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

There were no changes to the Company’s internal controls over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A list of our executive officers and biographical information appears under the caption “Information About our Executive Officers,” in Part I of this report. A definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after June 30, 2021. The information required by this item is set forth under the caption “Election of Directors”, under the caption “Executive Officers”, and under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement, which information is incorporated herein by reference thereto.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

None

Item 14. Principal Accounting Fees and Services

The information required by this item will appear in the section entitled “Audit Fees” included in the definitive proxy statement relating to the 2021 Annual Meeting of stockholders and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

The following financial statements of the Company are included in response to Item 8:

Statement of Operations for the years ended June 30, 2021, 2020, and 2019

Balance Sheet at June 30, 2021 and 2020

Statement of Changes in Stockholders’ Equity for the years ended June 30, 2021, 2020 and 2019

Statement of Cash Flows for the years ended June 30, 2021, 2020 and 2019

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

/s/ Joseph F. Ondrus
Joseph F. Ondrus
President and Chief Executive Officer

/s/ Daniel C. Dunn
Daniel C. Dunn
Vice President, Chief Financial Officer, and Secretary

Dated: September 28, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28th, 2021.

Signatures	Title

*	Chairman of the Board
John D. Weil

*	President, Chief Executive Officer and Director (Principal Executive Officer)
Joseph F. Ondrus

*
Joseph Root	Director

*
Judy Graves	Director

*
Susan Deuser	Director

* By:	/s/ Joseph F. Ondrus
Joseph F. Ondrus
Attorney-in-Fact

* Such signature has been affixed pursuant to Power of Attorney.

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3(1) to the Company’s Registration Statement on Form S-1, as amended, Registration No. 33-40128, filed with the Commission on May 8, 1991 (the “Registration Statement”) and incorporated herein by reference)
3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation (filed as Exhibit 99.1 to Current Report on Form 8-K filed December 6, 2016 with event date of December 5, 2016 and incorporated by reference)
3.2	By-Laws of the Registrant (filed as Exhibit 3(2) to the Registration Statement and incorporated herein by reference)

4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	NCG Trademark License Agreement, dated April 16, 1982, between Liquid Air Corporation and Allied Healthcare Products, Inc. (filed as Exhibit 10(24) to the Registration Statement and incorporated herein by reference)

10.2	Employee Stock Purchase Plan (filed as Exhibit 10(3) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated by reference)

10.3	Form of Indemnification Agreement with officers and directors (filed as Exhibit 10.22 to the 2001 Form 10-K and incorporated herein by reference).

10.4	Employment Agreement, by and between the Company and Joseph F. Ondrus, Jr., dated April 20, 2021 (filed as Exhibit 99.1 to Current Report on Form 8-K filed April 21, 2021).

10.4.1	Change of Control Agreement dated March 16, 2007 by and between Allied Healthcare Products, Inc. and certain executive officers (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 and incorporated by reference)

10.5	Allied Healthcare Products, Inc. 2009 Incentive Stock Plan (filed as Appendix A to the Company’s 2009 Proxy Statement on Schedule 14A)

10.6	Loan and Security Agreement dated February 27, 2017 by and between the Company and North Mill Capital, LLC, as successor in interest to Summit Financial Resources, L.P. (filed as Exhibit 99.1 to Current Report on Form 8-K filed March 1, 2017 with event date of February 27, 2017 and incorporated by reference)
10.6.1	First Amendment to Loan and Security Agreement, dated April 16, 2018 (filed as Exhibit 99.1 to Current Report on Form 8-K filed April 20, 2018 with event date of April 16, 2018)
10.6.2	Second Amendment to Loan and Security Agreement, dated April 24, 2019 (filed as Exhibit 99.1 to Current Report on Form 8-K filed on April 25, 2019 with event date of April 24, 2019)
10.6.3	Third Amendment to Loan and Security Agreement, dated December 18, 2020 (filed as Exhibit 99.1 to Current Report on Form 8-K filed on December 22, 2020 with event date of December 18, 2020)
10.7	Patent License Agreement, dated June 8, 2012, by and between Allied Healthcare Products, Inc. and Armstrong Medical Limited (filed as Exhibit 10.12 to the Company’s annual report on for the fiscal year ended June 30, 2012 on Form 10-K and incorporated by reference).

23.1	Consent of RubinBrown LLP (filed herewith)

24	Form of Power of Attorney – (filed herewith)

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Sarbanes-Oxley Certification of Chief Executive Officer (provided herewith)*

32.2	Sarbanes-Oxley Certification of Chief Financial Officer (provided herewith)*

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, is formatted in XBRL interactive data files: (i) Statement of Operations for the fiscal years ended June 30, 2021, 2020 and 2019; (ii) Balance Sheet at June 30, 2021 and June 30, 2020; (iii) Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2021, 2020 and 2019; (iv) Statement of Cash Flows for the fiscal years ended June 30, 2021, 2020 and 2019; and (v) Notes to Financial Statements.

*Notwithstanding any incorporation of this Annual Report on Form 10-K in any other filing by the Registrant, Exhibits furnished herewith and designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.

