Form 10-Q
period 2021-09-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2021-11-15
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past ninety days. Yes   ⌧    No   ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ⌧    No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ◻   No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01	AHPI	The NASDAQ Stock Market LLC

The number of shares of common stock outstanding at November 1, 2021 is 4,013,537 shares.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are “forward-looking statements.” Words such as “believe,” “expect,” “intend,” “will,” “should,” and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, both in the United States and in our overseas markets, impacts of the U.S. Affordable Care Act, our history of net losses and negative cash flows, the Covid-19 pandemic and other specific matters which relate directly to the Company’s operations and properties as discussed in the Company’s annual report on Form 10-K for the year ended June 30, 2021. The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended
	September 30,
	2021	2020

Net sales	$7,357,593	$10,189,548
Cost of sales	6,420,598	8,315,737
Gross profit	936,995	1,873,811

Selling, general and administrative expenses	1,889,132	2,009,098
Loss from operations	(952,137)	(135,287)

Other (income) expenses:
Interest expense	31,733	18,250
Interest income	(5)	(156)
Other, net	141	—
	31,869	18,094

Loss before benefit from income taxes	(984,006)	(153,381)
Benefit from income taxes	—	—
Net loss	$(984,006)	$(153,381)

Basic and diluted loss per share	$(0.25)	$(0.04)

Weighted average shares
outstanding - basic and diluted	4,013,537	4,013,537

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	September 30,	June 30,
	2021	2021

Current assets:
Cash and cash equivalents	$261,806	$726,223
Accounts receivable, net of allowances of $170,000	3,103,502	2,929,751
Inventories, net	8,934,155	9,450,731
Income tax receivable	10,100	9,800
Other current assets	564,988	268,136
Total current assets	12,874,551	13,384,641

Property, plant and equipment, net	3,614,904	3,727,384
Operating lease assets	11,936	13,078
Deferred income taxes	577,088	577,088
Total assets	$17,078,479	$17,702,191

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	September 30,	June 30,
	2021	2021

Current liabilities:
Current portion of operating lease liability	4,919	4,777
Revolving credit facility	2,300,531	2,077,440
Accounts payable	1,969,701	1,898,747
Customer deposits	849,747	575,930
Other accrued liabilities	2,311,721	2,557,135
Total current liabilities	7,436,619	7,114,029

Long-term operating lease liability	7,017	8,301
Long-term environmental liability	34,000	—

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.01 par value; 30,000,000 shares authorized; 5,213,902 shares issued at September 30, 2021 and June 30, 2021; 4,013,537 shares outstanding at September 30, 2021 and June 30, 2021	52,139	52,139
Additional paid-in capital	48,512,726	48,507,738
Accumulated deficit	(17,983,234)	(16,999,228)
Less treasury stock, at cost; 1,200,365 shares at September 30, 2021 and June 30, 2021	(20,980,788)	(20,980,788)
Total stockholders’ equity	9,600,843	10,579,861
Total liabilities and stockholders’ equity	$17,078,479	$17,702,191

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(UNAUDITED)

	Three Months Ended September 30, 2021
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total

Balance at June 30, 2021	$52,139	$48,507,738	$(16,999,228)	$(20,980,788)	$10,579,861

Stock based compensation	—	4,988	—	—	4,988

Net loss	—	—	(984,006)	—	(984,006)
Balance at September 30, 2021	$52,139	$48,512,726	$(17,983,234)	$(20,980,788)	$9,600,843

	Three Months Ended September 30, 2020
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total

Balance at June 30, 2020	$52,139	$48,493,732	$(18,686,416)	$(20,980,788)	$8,878,667

Stock based compensation	—	529	—	—	529

Net loss	—	—	(153,381)	—	(153,381)
Balance at September 30, 2020	$52,139	$48,494,261	$(18,839,797)	$(20,980,788)	$8,725,815

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three months ended
	September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(984,006)	$(153,381)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	112,480	164,534
Stock based compensation	4,988	529
Provision for doubtful accounts and sales returns and allowances	1,474	(630)

Changes in operating assets and liabilities:
Accounts receivable	(175,225)	(172,703)
Inventories	516,576	(2,327,230)
Income tax receivable	(300)	(100)
Other current assets	(296,852)	(106,148)
Accounts payable	70,954	544,329
Customer deposits	273,817	(1,584,490)
Other accrued liabilities	(211,414)	3,861
Net cash used in operating activities	(687,508)	(3,631,429)

Cash flows from investing activities:
Capital expenditures	—	(167,163)
Net cash used in investing activities	—	(167,163)

Cash flows from financing activities:
Borrowings under revolving credit agreement	7,618,211	10,098,573
Payments under revolving credit agreement	(7,395,120)	(8,894,188)
Net cash provided by financing activities	223,091	1,204,385

Net decrease in cash and cash equivalents	(464,417)	(2,594,207)
Cash and cash equivalents at beginning of period	726,223	2,600,083
Cash and cash equivalents at end of period	$261,806	$5,876

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The accompanying unaudited financial statements of Allied Healthcare Products, Inc. (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes to the financial statements thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021.

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

Recently Adopted Accounting Pronouncements

The Company adopted ASU 2016-13: Financial Instruments - Credit Losses as of the beginning of the fiscal year 2022. This update introduces the current expected credit loss (CECL) model, which requires an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The adoption of this standard did not have a material impact on the Company's financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 was effective for the Company beginning in the first quarter of 2022. The adoption of this standard did not have a material impact on the Company’s financial statements and related disclosures.

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

Management believes that the combination of cash on hand at September 30, 2021, additional borrowings available on the credit facility (Note 6), reductions in inventory levels and future earnings will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. If additional liquidity would be required, the Company would consider additional borrowings through the sale leaseback of its corporate headquarters and delaying certain expenditures until sufficient capital becomes available.

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

	Sales by Region
	Three months ended
	September 30,
	2021	2020

Domestic United States	$5,871,336	$6,103,489
Europe	72,061	1,368,561
Canada	155,790	367,941
Latin America	456,923	1,163,268
Middle East	136,385	506,726
Far East	665,098	678,597
Other International	—	966
	$7,357,593	$10,189,548

	Sales by Product
	Three months ended
	September 30,
	2021	2020

Respiratory care products	$1,883,711	$2,148,339
Medical gas equipment	3,708,538	3,958,521
Emergency medical products	1,765,344	4,082,688
	$7,357,593	$10,189,548

3. Inventories

Inventories are comprised as follows:

	September 30, 2021	June 30, 2021

Work-in progress	$784,595	$829,962
Component parts	8,662,356	8,994,457
Finished goods	1,661,353	1,800,461
Reserve for obsolete and excess
inventories	(2,174,149)	(2,174,149)
	$8,934,155	$9,450,731

4. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic and diluted shares outstanding for the three months ended September 30, 2021 and 2020 were 4,013,537.

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

The Company’s best estimate of the expected cost to remediate the site is $1.1 million. This amount was recorded as an expense in the fiscal year ended June 30, 2020 and is reflected in other accrued liabilities and selling, general and administrative expenses in the Company’s financial statements. As of September 30, 2021, the Company has paid approximately $333,000 in remediation expenses which have been charged to the initial reserve.

Liability for future environmental expenditures

Balance - July 1, 2021	$976,720
Charges to income	—
Remedial and investigatory spending	190,656
Balance - September 30 , 2021	$786,064

	9/30/2021	6/30/2021
Reflected in the Balance sheet as:
Current, included in Other Liabilities	$752,064	$976,720
Long-term environmental	34,000	—
Total liability	$786,064	$976,720

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

6. Financing

North Mill Loan

The Company is party to a Loan and Security Agreement with North Mill Capital, LLC (“North Mill”), as successor in interest to Summit Financial Resources, L.P., dated effective February 27, 2017, as amended April 16, 2018,

April 24, 2019, December 18, 2020 and October 7, 2021 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $4,000,000. At September 30, 2021 availability under the agreement was approximately $756,000.

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

The Company was in compliance with all of the covenants associated with the Credit Facility at September 30, 2021.

At September 30, 2021 the Company had $2.3 million indebtedness, including lease obligations, short-term debt, and long term debt. The prime rate as reported in the Wall Street Journal was 3.25% on September 30, 2021.

7. Income Taxes

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In the quarter ended September 30, 2021 the Company recorded the tax benefit of losses incurred during the current quarter in the amount of approximately $251,000. As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of approximately $251,000 was recorded. In the quarter ended September 30, 2020 the Company recorded the tax benefit of losses incurred in the amount of approximately $39,000. As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of approximately $39,000 was recorded. The total valuation allowance recorded by the Company as of September 30, 2021 and 2020 was

approximately $3,796,000 and $2,814,000, respectively. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be subject to a valuation allowance.

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

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Allied had net sales of $7.4 million for the three months ended September 30, 2021, down $2.8 million from net sales of $10.2 million in the prior year same quarter. Domestic sales were down 3.9% while international sales, which represented 20.2% of first quarter sales, were down 63.5% from the prior year same quarter. In the prior year same quarter the Company’s sales included higher shipments for AHP300 ventilators and respiratory equipment. These shipments were for the AHP300 ventilator and other products used to increase capacity to treat COVID-19 patients.

Orders for the Company’s products for the three months ended September 30, 2021 of $8.1 million were $0.3 million or 3.8% higher than orders for the prior year same quarter of $7.8 million. Domestic orders are up 5.1% over the prior year same quarter, while international orders, which represented 28.0% of first quarter orders, were 1.3% lower than orders for the prior year same quarter. International and construction sales and orders are subject to fluctuation in demand. Internationally, these fluctuations are at times due to political and economic uncertainty.

Gross profit for the three months ended September 30, 2021 was $0.9 million, or 12.2% of net sales, compared to $1.9 million, or 18.6% of net sales, for the three months ended September 30, 2020. Gross profit for the quarter was unfavorably impacted by the decrease in sales volume. Manufacturing overhead spending decreased from the prior year by approximately $0.8 million as the Company decreased its production for those products that had higher demand related to the COVID-19 pandemic in fiscal 2021. The Company continues to see higher prices for material components, commodities, and freight. As necessary, the Company considers price increases and other initiatives to attempt to offset these increases.

Selling, general and administrative expenses for the three months ended September 30, 2021 were $1.9 million compared to $2.0 million for the three months ended September 30, 2020. The decrease is primarily due to a decrease in legal costs by approximately $0.1 million.

Loss from operations was $1.0 million for the three months ended September 30, 2021 compared to loss from operations of $0.1 million for the three months ended September 30, 2020.

Allied had a loss before benefit from income taxes in the first quarter of fiscal 2022 of $984,000 compared to a loss before benefit from income taxes in the first quarter of fiscal 2021 of $153,000. The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the three months ended September 30, 2021 and 2020. In the quarter ended September 30, 2021 the tax benefit of losses in the amount of approximately $251,000 was fully offset by a valuation allowance of equivalent amount. In the quarter ended September 30, 2020 the Company recorded the tax benefit of losses incurred in the amount of approximately $39,000 net of additions to the valuation allowance of like amount. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance.

Net loss for the first quarter of fiscal 2022 was $984,000 or $0.25 per basic and diluted share compared to net loss of $153,000 or $0.04 per basic and diluted share for the first quarter of fiscal 2021. The weighted average number of common shares outstanding, used in the calculation of basic and diluted earnings per share for the first quarters of fiscal 2021 and 2020 were 4,013,537.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash and cash equivalents, other items of working capital and borrowing availability under the Credit Agreement, discussed below.

The Company’s working capital was $5.4 million at September 30, 2021 compared to $6.3 million at June 30, 2021. Cash decreased by $0.5 million, inventory decreased by $0.5 million, debt increased by $0.2 million and customer deposits increased by $0.3 million. During the quarter, these decreases in working capital were offset by an increase in accounts receivable by $0.2 million, an increase in other current assets by $0.3 million and a decrease in other accrued liabilities by $0.2 million. Accounts payable and other accrued liabilities are subject to normal fluctuations in purchasing levels and the timing of payments within the quarter. Accounts receivable was $3.1 million at September 30, 2021 and as measured in days sales outstanding (“DSO”) was 41 DSO compared to a 40 DSO at June 30, 2020. The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns in order to manage inventory levels.

North Mill Loan

The Company is party to a Loan and Security Agreement with North Mill Capital, LLC (“North Mill”), as successor in interest to Summit Financial Resources, L.P., dated effective February 27, 2017, as amended April 16, 2018, April 24, 2019, December 18, 2020 and October 7, 2021 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $4,000,000. At September 30, 2021 availability under the agreement was approximately $756,000.

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

The Company was in compliance with all of the covenants associated with the Credit Facility at September 30, 2021.

At September 30, 2021 the Company had $2.3 million indebtedness, including lease obligations, short-term debt, and long term debt. The prime rate as reported in the Wall Street Journal was 3.25% on September 30, 2021.

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

Critical Accounting Policies

The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect the Company’s reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended June 30, 2021.

Recently Issued Accounting Guidance

See Note 1 – Summary of Significant Accounting and Reporting Policies for more information on recent accounting pronouncements and their impact, if any, on the Company’s financial statements. Management believes there have been no material changes to our critical accounting policies.

Item 3.Quantitative and Qualitative Disclosure about Market Risk

At September 30, 2021, the Company had $2.3 million debt outstanding. The Credit Facility bears interest at a rate using the Prime Rate, as reported in the Wall Street Journal, as the basis, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at September 30, 2021. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2021, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II.OTHER INFORMATION

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

The Company’s best estimate of the expected cost to remediate the site is $1.1 million. This amount was recorded as an expense in the fiscal year ended June 30, 2020 and is reflected in other accrued liabilities and selling, general and administrative expenses in the Company’s financial statements. As of September 30, 2021, the Company has paid approximately $333,000 in remediation expenses which have been charged to the initial reserve.

Item 6.Exhibits

(a) Exhibits:

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

32.2	Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

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

Date: November 15, 2021