Form 10-Q
period 2021-12-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2022-02-14
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2021

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

The number of shares of common stock outstanding at January 31, 2022 is 4,013,537 shares.

SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are “forward-looking statements.” Words such as “believe,” “expect,” “intend,” “will,” “should,” and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, both in the United States and in our overseas markets, impacts of the U.S. Affordable Care Act, our history of net losses and negative cash flows, the COVID-19 pandemic, and other specific matters which relate directly to the Company’s operations and properties as discussed in the Company’s annual report on Form 10-K for the year ended June 30, 2021 and the supplemental risk factor provided in Part II, Item 1A, Risk Factors in this Report. The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2021	2020	2021	2020
Net sales	$6,807,339	$11,103,528	$14,164,932	$21,293,076
Cost of sales	6,100,821	8,491,333	12,521,419	16,807,070
Gross profit	706,518	2,612,195	1,643,513	4,486,006

Selling, general and administrative expenses	1,836,094	1,878,307	3,725,226	3,887,405
Income (loss) from operations	(1,129,576)	733,888	(2,081,713)	598,601

Other (income) expenses:
Interest expense	42,042	33,452	73,775	51,703
Interest income	(8)	(42)	(13)	(199)
Other, net	(9,648)	—	(9,508)	—
	32,386	33,410	64,254	51,504

Income (loss) before income taxes	(1,161,962)	700,478	(2,145,967)	547,097
Provision for income taxes	—	—	—	—
Net income (loss)	$(1,161,962)	$700,478	$(2,145,967)	$547,097

Basic income (loss) per share	$(0.29)	$0.17	$(0.53)	$0.14

Diluted income (loss) per share	$(0.29)	$0.17	$(0.53)	$0.14

Weighted average shares
outstanding - basic	4,013,537	4,013,537	4,013,537	4,013,537

Weighted average shares
outstanding - diluted	4,013,537	4,024,952	4,013,537	4,027,788

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	December 31,	June 30,
	2021	2021
Current assets:
Cash and cash equivalents	$183,043	$726,223
Accounts receivable, net of allowances of $170,000	2,391,007	2,929,751
Inventories, net	8,763,706	9,450,731
Income tax receivable	18,173	9,800
Other current assets	472,061	268,136
Total current assets	11,827,990	13,384,641

Property, plant and equipment, net	3,499,945	3,727,384
Operating lease assets	10,760	13,078
Deferred income taxes	577,088	577,088
Total assets	$15,915,783	$17,702,191

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	December 31,	June 30,
	2021	2021
Current liabilities:
Current portion of operating lease liability	$5,065	$4,777
Revolving credit facility	3,364,111	2,077,440
Accounts payable	1,356,556	1,898,747
Customer deposits	944,734	575,930
Other accrued liabilities	1,772,829	2,557,135
Total current liabilities	7,443,295	7,114,029

Long-term operating lease liability	5,695	8,301
Long-term environmental liability	24,000	—

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.01 par value; 30,000,000 shares authorized; 5,213,902 shares issued at December 31, 2021 and June 30, 2021; 4,013,537 shares outstanding at December 31, 2021 and June 30, 2021	52,139	52,139
Additional paid-in capital	48,516,637	48,507,738
Accumulated deficit	(19,145,195)	(16,999,228)
Less treasury stock, at cost; 1,200,365 shares at December 31, 2021 and June 30, 2021, respectively	(20,980,788)	(20,980,788)
Total stockholders’ equity	8,442,793	10,579,861
Total liabilities and stockholders’ equity	$15,915,783	$17,702,191

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(UNAUDITED)

	Three Months Ended December 31, 2021
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance at September 30, 2021	$52,139	$48,512,726	$(17,983,233)	$(20,980,788)	$9,600,844

Stock based compensation	—	3,911	—	—	3,911

Net loss	—	—	(1,161,962)	—	(1,161,962)
Balance at December 31, 2021	$52,139	$48,516,637	$(19,145,195)	$(20,980,788)	$8,442,793

	Three Months Ended December 31, 2020
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance at September 30, 2020	$52,139	$48,494,261	$(18,839,797)	$(20,980,788)	$8,725,815

Stock based compensation	—	3,501	—	—	3,501

Net income	—	—	700,478	—	700,478
Balance at December 31, 2020	$52,139	$48,497,762	$(18,139,319)	$(20,980,788)	$9,429,794

	Six Months Ended December 31, 2021
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance at June 30, 2021	$52,139	$48,507,738	$(16,999,228)	$(20,980,788)	$10,579,861

Stock based compensation	—	8,899	—	—	8,899

Net loss	—	—	(2,145,967)	—	(2,145,967)
Balance at December 31, 2021	$52,139	$48,516,637	$(19,145,195)	$(20,980,788)	$8,442,793

	Six Months Ended December 31, 2020
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance at June 30, 2020	$52,139	$48,493,732	$(18,686,416)	$(20,980,788)	$8,878,667

Stock based compensation	—	4,030	—	—	4,030

Net income	—	—	547,097	—	547,097
Balance at December 31, 2020	$52,139	$48,497,762	$(18,139,319)	$(20,980,788)	$9,429,794

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(2,145,967)	$547,097
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	227,439	320,825
Stock based compensation	8,899	4,030
Provision for doubtful accounts and sales returns and allowances	1,071	16,397

Changes in operating assets and liabilities:
Accounts receivable	537,673	(609,609)
Inventories	687,025	(1,291,566)
Income tax receivable	(8,373)	(9,120)
Other current assets	(203,925)	(101,181)
Accounts payable	(542,191)	120,268
Customer deposits	368,804	(2,176,161)
Other accrued liabilities	(760,306)	(234,729)
Net cash used in operating activities	(1,829,851)	(3,413,749)

Cash flows from investing activities:
Capital expenditures	—	(167,163)
Net cash used in investing activities	—	(167,163)

Cash flows from financing activities:
Borrowings under revolving credit agreement	16,310,049	21,098,996
Payments under revolving credit agreement	(15,023,378)	(18,989,656)
Net cash provided by financing activities	1,286,671	2,109,340

Net increase (decrease) in cash and cash equivalents	(543,180)	(1,471,572)
Cash and cash equivalents at beginning of period	726,223	2,600,083
Cash and cash equivalents at end of period	$183,043	$1,128,511

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

Recently Adopted Accounting Pronouncements

The Company adopted ASU 2016-13: Financial Instruments - Credit Losses as of the beginning of the fiscal year 2022. This update introduces the current expected credit loss (CECL) model, which requires an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

The Company believes the combination of cash on hand at December 31, 2021, cash flows from operations and additional borrowings on the credit facility (Note 6) will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. To the extent these measures do not provide sufficient liquidity, the Company will consider additional borrowings through the sale leaseback of its corporate headquarters and delaying certain expenditures until sufficient capital becomes available.

Historically, the Company has experienced, and continues to experience, net losses and net losses from operations. Additionally, the Company expects to incur significant environmental costs that are planned to be expended over the next year (Note 5) and faces several challenges, related to COVID-19, which are currently negatively impacting the Company. The Company has experienced increasing cost for both raw materials and components. The Company plans, where possible, to increase prices on certain products to maintain margins at acceptable levels offsetting these cost increases. Supply chain and staffing issues have led to higher levels of delayed shipments to customers. This delay in the fulfillment of customer orders has led to lower sales, earnings and liquidity. The Company is seeking to fill open positions, expedite needed components, and find new sources of components where necessary. To reduce expenses, several positions within the Company have been eliminated to reduce salary and benefit cost. To increase sales, the Company plans to continue to emphasize the benefits of its AHP300 ventilator to pursue opportunities in that market. The Company’s ability to generate sufficient liquidity will be largely determined by the success of management’s plans to address these challenges.

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

	Sales by Region
	Three months ended		Six months ended
	December 31,		December 31,
	2021	2020	2021	2020
Domestic United States	$5,125,047	$6,797,291	$10,996,383	$12,900,780
Europe	111,763	2,078,512	183,824	3,447,073
Canada	139,230	512,592	295,020	880,533
Latin America	546,012	632,526	1,002,935	1,795,794
Middle East	136,166	511,256	272,551	1,017,982
Far East	749,121	571,086	1,414,219	1,249,683
Other International	—	265	—	1,231
	$6,807,339	$11,103,528	$14,164,932	$21,293,076

	Sales by Product
	Three months ended		Six months ended
	December 31,		December 31,
	2021	2020	2021	2020
Respiratory care products	$2,049,817	$1,838,325	$3,933,528	$3,986,664
Medical gas equipment	3,251,096	4,354,549	6,959,634	8,313,070
Emergency medical products	1,506,426	4,910,654	3,271,770	8,993,342
	$6,807,339	$11,103,528	$14,164,932	$21,293,076

3. Inventories

Inventories are comprised as follows:

	December 31, 2021	June 30, 2021
Work-in progress	$697,605	$829,962
Component parts	8,781,839	8,994,457
Finished goods	1,458,411	1,800,461
Reserve for obsolete and excess
inventories	(2,174,149)	(2,174,149)
	$8,763,706	$9,450,731

4. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic shares outstanding for the three and six months ended December 31, 2021 and 2020 were 4,013,537. The number of diluted shares outstanding for the three months ended December 31, 2021 and 2020 were 4,013,537 and 4,024,952 respectively. The number of diluted shares outstanding for the six months ended December 31, 2021 and 2020 were 4,013,537 and 4,027,788 respectively.

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

The Company’s best estimate of the expected cost to remediate the site is $1.1 million. This amount was recorded as an expense in the fiscal year ended June 30, 2020 and is reflected in other accrued liabilities and selling, general and administrative expenses in the Company’s financial statements. As of December 31, 2021, the Company has paid approximately $462,000 in remediation expenses which have been charged to the initial reserve.

Liability for future environmental expenditures

Balance - July 1, 2021	$976,720
Charges to income	—
Remedial and investigatory spending	319,162
Balance - December 31 , 2021	$657,558

	December 31, 2021	June 30, 2021
Reflected in the Balance sheet as:
Current, included in Other Liabilities	$633,558	$976,720
Long-term environmental	24,000	—
Total liability	$657,558	$976,720

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

6. Financing

North Mill Loan

The Company is party to a Loan and Security Agreement with North Mill Capital, LLC (“North Mill”), as successor in interest to Summit Financial Resources, L.P., dated effective February 27, 2017, as amended April 16, 2018, April 24, 2019, December 18, 2020 and October 7, 2021 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $4,000,000. At December 31, 2021 availability under the agreement was approximately $239,000.

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

The Company was in compliance with all of the covenants associated with the Credit Facility at December 31, 2021.

At December 31, 2021 the Company had $3.4 million indebtedness, including lease obligations, short-term debt, and long term debt. The prime rate as reported in the Wall Street Journal was 3.25% on December 31, 2021.

7. Income Taxes

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In the three and six months ended December 31, 2021 the Company recorded the tax benefit of losses incurred in the amount of approximately $296,000 and $547,000, respectively. As the realization of the tax benefit of the net operating loss is not assured, an additional valuation allowance of a like amount was recorded. As a result of the Consolidated Appropriations Act of 2021 signed by the President on December 27, 2020, approximately $2,400,000 of expenses incurred that were attributed to the Company’s PPP loan became deductible in the three months ended December 31, 2020. The deductibility of these expenses created a tax loss for the three and six months ended December 31, 2020. For the three and six months ended December 31, 2020 the Company recorded the tax benefit of losses incurred in the amount of approximately $410,000 and $449,000. As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of a like amount was recorded. The total valuation allowance recorded by the Company as of December 31, 2021 and 2020 was approximately $4,090,000 and $3,224,000, respectively. To the extent that the Company incurs losses in future quarters, the tax benefit of those losses will be subject to a valuation allowance. To the extent the Company has taxable income, the taxable income will be offset by net operating loss carryforwards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Covid-19 Outbreak

Due to the COVID-19 pandemic, in the last quarter of 2020, the Company saw an unprecedented increase in demand and orders for its AHP300 ventilators, EPV200 ventilators, other respiratory care products, and other emergency medical devices. The Company initially made capital investments, added employees, and increased inventory purchases in order to increase production of these ventilators and other products critical to the care of COVID-19 patients. The Company believes that the pandemic did result in increased sales in fiscal 2021, however, this increase in demand ended in fiscal 2021 and demand has since been negatively impacted by the development of vaccines and alternative treatment protocols. As a result, demand for the Company’s ventilator and respiratory products has been reduced from the peak of the pandemic.

Any increase in COVID-19 hospitalizations could decrease future demand for other products as hospitals reduce “non-essential procedures” as occurred at various times during fiscal years 2020 and 2021. The economic effects on hospitals and providers have negatively impacted the market for the Company’s construction products as hospitals cut back on construction and capital improvements. The duration and extent of this decreased demand is uncertain and depends on decisions by government health authorities, hospitals and providers in responding to and mitigating future COVID-19 outbreaks.

The pandemic is partially responsible for broad economic changes which have impacted the Company in fiscal 2021 and continue to impact the Company as the Company begins fiscal 2022. Inflation has raised the cost of products and services the Company uses to provide its products. In fiscal year 2022, the Company estimates that inflationary price increases raised product cost by approximately $650,000. While the Federal Reserve believes some of the inflation in the economy is transitory in nature, the Company believes inflation will continue to increase cost in fiscal 2022. Since the onset of the pandemic the Company has found it harder to hire and retain hourly workers. This has led to the requirement for additional overtime for existing employees, inefficiency, and contributed to delays in shipments. Travel restrictions have led to less travel spending. However, the restrictions have limited our interactions with customers and end-users. The Company believes these personal interactions are vital to communicate the advantages of our products and support orders and sales.

The Company is also experiencing difficulty in obtaining raw materials and components as well as production difficulties. Many of the production challenges can be attributed to difficulty retaining and hiring employees and increased worker absences due to COVID-19. As a result of these difficulties, shipments have been lower than the Company would otherwise expect. The supply chain issues and staffing issues have reduced Sales, Net Income and Liquidity. The Company continues its efforts to resolve these issues through attempts at additional hiring, expediting of components, and a search for alternative vendors, although there is no assurance it will be successful in doing so.

The full economic impact of the COVID-19 pandemic continues to evolve as the date of this report. As such, the Company cannot predict with certainty the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, operations, suppliers, industry and workforce. Please see Part II, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended June 30, 2021 and the supplement provided in Part II, Item 1A, Risk Factors in this Report for more information.

Three months ended December 31, 2021 compared to three months ended December 31, 2020

Allied had net sales of $6.8 million for the three months ended December 31, 2021, down $4.3 million from net sales of $11.1 million in the prior year same quarter. Domestic sales were down 24.6% and international sales, which represented 24.7% of second quarter sales, were down 60.9% from the prior year same quarter. The decrease in sales is the result of a decline from both orders and shipments received for the AHP300 ventilator and other products used to treat COVID-19 patients. Sales of the AHP300 decreased by approximately $0.8 million domestically, and $2.4 million internationally. The remainder of the decrease in sales was also from products used directly in patient care as well. Sales for the quarter ended December 31, 2021 benefitted from the fulfillment of orders received in earlier quarters. Sales in fiscal 2022 were also negatively impacted by supply chain delays and a staffing shortage in our manufacturing operations.

Orders for the Company’s products for the three months ended December 31, 2021 of $6.9 million were $1.5 million or 17.9% lower than orders for the prior year same quarter of $8.4 million. Domestic orders are down 7.2% over the prior year same quarter while international orders, which represented 23.7% of second quarter orders, were 40.4% lower than orders for the prior year same quarter. The decrease in orders was primarily for Emergency products including the AHP300 ventilator. Of the total decrease in orders of $1.5 million, $1.0 million resulted from a decrease in International orders for the AHP300 ventilator. The remainder of the decrease in orders was primarily for other Emergency products domestically. The demand for ventilators has decreased with the introduction of vaccines, government funded ventilator production, and the introduction of alternative treatments.

Gross profit for the three months ended December 31, 2021 was $0.7 million, or 10.3% of net sales, compared to $2.6 million, or 23.4% of net sales, for the three months ended December 31, 2020. Gross profit for the quarter was unfavorably impacted by the decrease in sales volume and utilization of fixed manufacturing cost. Manufacturing overhead spending decreased from the prior year by approximately $0.3 million as the Company decreased its capacity to manufacture those products that have had higher demand related to the COVID-19 pandemic.

Selling, general and administrative expenses for the three months ended December 31, 2021 were $1.8 million compared to selling, general and administrative expenses of $1.9 million for the three months ended December 31, 2020. The decrease is primarily due to a $0.1 million decrease in legal fees.

Loss from operations was $1.1 million for the three months ended December 31, 2021 compared to income from operations of $0.7 million for the three months ended December 31, 2020.

Allied had a loss before benefit from income taxes in the second quarter of fiscal 2022 of $1.2 million compared income before benefit from income taxes in the second quarter of fiscal 2021 of $0.7 million. The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the three months ended December 31, 2021 and 2020. As a result of the Consolidated Appropriations Act of 2021 signed by the President on December 27, 2020, approximately $2,400,000 of expenses incurred that were attributed to the Company’s PPP loan became deductible in the three months ended December 31, 2020. The deductibility of these expenses created a tax loss for the three months ended December 31, 2020. In the quarter ended December 31, 2021 the tax benefit of losses in the amount of approximately $296,000 was fully offset by a valuation allowance of equivalent amount. In the quarter ended December 31, 2020 the Company recorded the tax benefit of losses incurred in the amount of approximately $410,000 net of additions to the valuation allowance of like amount. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance. To the extent the Company has taxable income, the taxable income will be offset by net operating loss carryforwards.

Net loss for the second quarter of fiscal 2022 was $1.2 million or $0.29 per basic and diluted share compared to net income of $0.7 million or $0.17 per basic and diluted share for the second quarter of fiscal 2021. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the second quarters of fiscal 2022 and 2021 were 4,013,537. The weighted average number of common shares outstanding, used in the calculation of diluted earnings per share for the second quarters of fiscal 2022 and 2021 were 4,013,537 and 4,024,952 respectively.

Six months ended December 31, 2021 compared to six months ended December 31, 2020

Allied had net sales of $14.2 million for the six months ended December 31, 2021, down $7.1 million, or 33.3% from net sales of $21.3 million in the prior year same period. Domestic sales were down 14.8% from the prior year same period while international sales were down 62.2% from the prior year same period. International business represented 22.4% of sales for the first six months of fiscal 2022. The $7.1 million decrease in sales includes a $3.7 million dollar decrease in International AHP300 sales, a $0.9 million dollar decrease in Domestic AHP300 ventilator sales, and a $2.5 million decrease in other Emergency and Medical Gas equipment. In the six months ended December 31, 2021 the Company fulfilled orders that were taken at the start of the pandemic in earlier quarters. Sales in fiscal 2022 were also negatively impacted by supply chain delays and a staffing shortage in our manufacturing operations.

Orders for the Company’s products for the six months ended December 31, 2021 of $14.9 million were $1.3 million or 8.0% lower than orders for the prior year same period of $16.2 million. Domestic orders are down 1.1% from the prior year same period while international orders, which represented 26.0% of orders for the first six months of fiscal 2022, were 22.6% lower than orders for the prior year same period. The decrease in orders was primarily in International markets. International orders decreased by $1.1 million. International orders for AHP300 ventilators decreased by $1.7 million dollars. This was offset by increases in Construction orders internationally.

Gross profit for the six months ended December 31, 2021 was $1.6 million, or 11.3% of net sales, compared to $4.5 million, or 21.1% of net sales, for the six months ended December 31, 2020. Gross profit was unfavorably impacted by the decrease in sales volume. Manufacturing overhead spending decreased from the prior year by approximately $1.1 million as the Company decreased its capacity to manufacture those products that have had in the prior year higher demand related to the COVID-19 pandemic.

Selling, general and administrative expenses for the six months ended December 31, 2021 were $3.7 million compared to selling, general and administrative expenses of $3.9 million for the six months ended December 31, 2020. The decrease is primarily due to a $0.2 million decrease in legal fees.

Loss from operations was $2.1 million for the six months ended December 31, 2021 compared to income from operations of $0.6 million for the six months ended December 31, 2020.

Allied had a loss before benefit from income taxes in the first six months of fiscal 2022 of $2.1 million compared to income before benefit from income taxes in the first six months of fiscal 2021 of $0.5 million. The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the six months ended December 31, 2021 and 2020. As a result of the Consolidated Appropriations Act of 2021 signed by the President on December 27, 2020, approximately $2,400,000 of expenses incurred that were attributed to the Company’s PPP loan became deductible in the six months ended December 31, 2020. The deductibility of these expenses created a tax loss for the six months ended December 31, 2020. In the six months ended December 31, 2021 the tax benefit of losses in the amount of approximately $547,000 was fully offset by a valuation allowance of equivalent amount. In the six months ended December 31, 2020 the Company recorded the tax benefit of losses incurred in the amount of approximately $449,000 net of additions to the valuation allowance of like amount. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance. To the extent the Company has taxable income, the taxable income will be offset by net operating loss carryforwards.

Net loss for the six months ended December 31, 2021 was $2.1 million or $0.53 per basic and diluted share compared to net income of $0.5 million or $0.14 per basic and diluted share for the first six months of fiscal 2021. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for fiscal 2022 and 2021 were 4,013,537. The weighted average number of common shares outstanding, used in the calculation of diluted earnings per share for fiscal 2022 and 2021 were 4,013,537 and 4,027,788 respectively.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash, cash equivalents, other items of working capital and available borrowing under the Credit Facility discussed below.

The Company’s working capital was $4.4 million at December 31, 2021 compared to $6.3 million at June 30, 2021. The $1.9 million decrease in working capital is attributed to a cash decrease of $0.5 million, an inventory decrease of $0.7 million, an accounts receivable decrease of $0.5 million, a debt increase of $1.3 million and an $0.4 million increase in customer deposits. During the first half of fiscal 2022, these decreases in working capital were offset by an $0.2 million increase in other current assets, a $0.5 million decrease in accounts payable and a $0.8 million decrease in other accrued liabilities. Accounts payable and other accrued liabilities are subject to normal fluctuations in purchasing levels and the timing of payments within the quarter. Accounts receivable was $2.4 million at December 31, 2021 and as measured in days sales outstanding (“DSO”) was 35 DSO compared to a 40 DSO at June 30, 2021. The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns in order to manage inventory levels.

North Mill Loan

The Company is party to a Loan and Security Agreement with North Mill Capital, LLC (“North Mill”), as successor in interest to Summit Financial Resources, L.P., dated effective February 27, 2017, as amended April 16, 2018, April 24, 2019, December 18, 2020 and October 7, 2021 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $4,000,000. At December 31, 2021 borrowing under the agreement was $3,364,111, maximum available borrowing based on eligible collateral was $3,603,204, resulting in availability of $239,093.

Availability of funds under the Credit Agreement is based on the Company’s eligible accounts receivable and eligible inventory but will not exceed $4,000,000. In determining eligible Accounts Receivable Advances several classifications are considered ineligible and are subtracted from the Company’s total Accounts Receivable before calculating eligible Accounts Receivable. Ineligible receivables include receivables from governmental entities, receivables to be paid by credit card, uninsured international receivables, receivables over 90 days old, and receivables from customers with a significant concentration of receivables over 90 days old. The Company may be advanced up to 85% of eligible Accounts Receivable under the loan agreement.

Accounts Receivable is dependent on sales revenue. Decreased sales revenue has resulted in decreased Accounts Receivable available for loan collateral. At December 31, 2021 the Company had Accounts Receivable of $1,801,602 included as eligible collateral in determining total available borrowing advances under the loan agreement.

In determining eligible inventory several categories of inventory are subtracted from total inventory. Work in Process Inventory, Packaging and Supplies, and Inventory Reserves are subtracted from total inventory to calculate eligible inventory. The Company may be advanced up to 25% of eligible inventory. Advances from inventory are limited by the lesser of the calculated eligible inventory, two million dollars ($2,000,000), or the amount advanced from eligible Accounts Receivable. At December 31, 2021 the Company had $1,801,602 from Inventory included as eligible collateral in determining total available borrowing under the loan agreement. At December 31, 2021 Inventory Advances were limited by the eligible Accounts Receivable Advance of $1,801,602.

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

The Credit Agreement also contains certain events of default including, without limitation: the failure to make payments when due; the material breach of representations or warranties contained in the Credit Agreement or other loan documents; cross-default with other indebtedness of the Company; the entry of judgments or fines that may have a material adverse effect on the Company; failure to comply with the observance or performance of covenants contained in the Credit Agreement or other loan documents; insolvency of the Company, appointment of a receiver, commencement of bankruptcy or other insolvency proceedings; dissolution of the Company; the attachment of any state or federal tax lien; attachment or levy upon or seizure of the Company’s property; or any change in the Company’s condition that may have a material adverse effect. After an event of default, and upon the continuation thereof, the principal amount of all loans made under the Credit Facility would bear interest at a rate per annum equal to 20.00% above the otherwise applicable interest rate (provided, that the interest rate may not exceed the highest rate permissible under law), and would have the option to accelerate maturity and payment of the Company’s obligations under the Credit Facility. The Company was in compliance with all of the covenants associated with the Credit Facility at December 31, 2021.

As discussed previously, the Company’s sales and generation of Accounts Receivable have been negatively impacted by supply chain disruptions, inflation in the cost of raw materials and components and labor shortages. While management has plans in place to mitigate these challenges, further reductions in orders and shipments will lead to a reduction in availability under the Credit Facility, which could have a material adverse impact on our liquidity and ability to meet our operating requirements. If the Company were unable to reach an agreement with North Mill to increase availability, the Company could attempt to negotiate a larger line of credit with another lender. However, there is no assurance that the Company could secure either increased availability from North Mill or a new credit facility from a new lender, in which case the Company would have to use other assets to obtain liquidity, such as a sale-leaseback of some or all of its real estate.

At December 31, 2021 the Company had $3.4 million indebtedness, including lease obligations, short-term debt, and long term debt. The prime rate as reported in the Wall Street Journal was 3.25% on December 31, 2021.

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

Item 3.Quantitative and Qualitative Disclosure about Market Risk

At December 31, 2021, the Company had $3.4 million debt outstanding. The Credit Facility bears interest at a rate using the Prime Rate, as reported in the Wall Street Journal, as the basis, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at December 31, 2021. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2021, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

The Company’s best estimate of the expected cost to remediate the site is $1.1 million. This amount was recorded as an expense in the fiscal year ended June 30, 2020 and is reflected in other accrued liabilities and selling, general and administrative expenses in the Company’s financial statements. As of December 31, 2021, the Company has paid approximately $462,000 in remediation expenses which have been charged to the initial reserve.

Item 1A. Risk Factors.

In connection with information set forth in this Quarterly Report on Form 10-Q, readers should also consider the risk factors discussed under Item 1A. Risk Factors, in Part I of our Form 10-K for the fiscal year ended June 30, 2021, together with the supplement below. The risks set forth in our fiscal year 2021 Form 10-K, as supplemented in this Item 1A, Risk Factors, could materially and adversely affect our business, financial condition, and results of operations.

Our declining sales and shipments are negatively impacting our ability to borrow under our line of credit. If that trend continues, we may have to find additional sources of financing. Even if alternative sources of financing are available, our long term success requires that we increase sales and become profitable.

The Company’s losses from operations force it to rely on the Credit Agreement to meet short term liquidity needs. Availability of funds under the Credit Agreement is based on the Company’s eligible accounts receivable and eligible inventory not to exceed $4,000,000. Decreased sales revenue has resulted in decreased Accounts Receivable available for loan collateral. At December 31, 2021 the Company had Accounts Receivable of $1,801,602 included as eligible collateral in determining total available borrowing advances under the loan agreement. The Company may also draw advances equal up to 25% of eligible inventory, limited by the lesser of the calculated eligible inventory, two million dollars ($2,000,000), or the amount advanced from eligible Accounts Receivable. At December 31, 2021 borrowing under the agreement was $3,364,111, maximum available borrowing based on eligible collateral was $3,603,204, resulting in availability of $239,093.

If the Company’s revenue continues to decline, availability under the Credit Agreement will decrease, in which case the Company may need to negotiate with its lender, North Mill, to increase availability under the line of credit. If the Company were unable to reach such an agreement with the lender, the Company could attempt to negotiate a larger credit facility with another lender, however, there is no assurance that the Company could secure either increased availability from North Mill or a new credit facility from a new lender. If this were to happen, the Company would have to use other assets to obtain liquidity, such as a sale-leaseback of some or all of its real estate. While management has reason to believe that it would be able to find a financing party willing to engage in a sale-leaseback, there is no assurance that it will be able to do so or that it will be able to obtain an offer on terms acceptable to the Company. In addition, a sale-leaseback would result in the incurrence of additional rent expense in the future.

Item 6.Exhibits

(a) Exhibits:

10.6.4	Fourth Amendment to Loan and Security Agreement, dated October 7, 2021 (filed as Exhibit 99.1 to Current Report on Form 8-K filed on October 13, 2021 with event date of October 7, 2021)

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Sarbanes-Oxley Certification of Chief Executive Officer (furnished herewith)*

32.2	Sarbanes-Oxley Certification of Chief Financial Officer (furnished herewith)*

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

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

Date: February 14, 2022