Form 10-Q
period 2022-03-31
ALLIED HEALTHCARE PRODUCTS INC
filed 2022-05-16
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2022

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

The number of shares of common stock outstanding at May 2, 2022 is 4,013,537 shares.

SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are “forward-looking statements.” Words such as “believe,” “expect,” “intend,” “will,” “should,” and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations, and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, both in the United States and in our overseas markets, impacts of the U.S. Affordable Care Act, our history of net losses and negative cash flows, the COVID-19 pandemic, and other specific matters which relate directly to the Company’s operations and properties as discussed in the Company’s annual report on Form 10-K for the year ended June 30, 2021 and the supplemental risk factor provided in Part II, Item 1A, Risk Factors in our quarterly report on Form 10-Q for the quarter ended March 31, 3022. The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2022	2021	2022	2021

Net sales	$6,867,151	$7,967,067	$21,032,082	$29,260,143
Cost of sales	6,427,547	6,531,777	18,948,965	23,338,847
Gross profit	439,604	1,435,290	2,083,117	5,921,296

Selling, general and administrative expenses	1,671,748	1,816,536	5,396,975	5,703,941
Income (loss) from operations	(1,232,144)	(381,246)	(3,313,858)	217,355

Other (income) expenses:
Interest expense	47,905	32,229	121,680	83,932
Interest income	(13)	(30)	(26)	(229)
Other, net	—	—	(9,508)	—
	47,892	32,199	112,146	83,703

Income (loss) before income taxes	(1,280,036)	(413,445)	(3,426,004)	133,652
Provision for income taxes	—	—	—	—
Net income (loss)	$(1,280,036)	$(413,445)	$(3,426,004)	$133,652

Basic income (loss) per share	$(0.32)	$(0.10)	$(0.85)	$0.03

Diluted income (loss) per share	$(0.32)	$(0.10)	$(0.85)	$0.03

Weighted average shares
outstanding - basic	4,013,537	4,013,537	4,013,537	4,013,537
Weighted average shares
outstanding - diluted	4,013,537	4,013,537	4,013,537	4,027,310

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

ASSETS

	(Unaudited)
	March 31,	June 30,
	2022	2021

Current assets:
Cash and cash equivalents	$431,299	$726,223
Accounts receivable, net of allowances of $170,000	2,623,464	2,929,751
Inventories, net	8,639,282	9,450,731
Income tax receivable	18,173	9,800
Other current assets	466,220	268,136
Total current assets	12,178,438	13,384,641

Property, plant and equipment, net	3,386,087	3,727,384
Operating lease assets	9,549	13,078
Deferred income taxes	577,088	577,088
Total assets	$16,151,162	$17,702,191

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	March 31,	June 30,
	2022	2021

Current liabilities:
Current portion of operating lease liability	$5,216	$4,777
Revolving credit facility	3,221,532	2,077,440
Accounts payable	2,794,286	1,898,747
Customer deposits	1,117,423	575,930
Other accrued liabilities	1,328,242	2,557,135
Total current liabilities	8,466,699	7,114,029

Long-term operating lease liability	4,333	8,301
Long-term environmental liability	514,000	—

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.01 par value; 30,000,000 shares authorized; 5,213,902 shares issued at March 31, 2022 and June 30, 2021; 4,013,537 shares outstanding at March 31, 2022 and June 30, 2021	52,139	52,139
Additional paid-in capital	48,520,011	48,507,738
Accumulated deficit	(20,425,232)	(16,999,228)
Less treasury stock, at cost; 1,200,365 shares at March 31, 2022 and June 30, 2021, respectively	(20,980,788)	(20,980,788)
Total stockholders’ equity	7,166,130	10,579,861
Total liabilities and stockholders’ equity	$16,151,162	$17,702,191

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(UNAUDITED)

	Three Months Ended March 31, 2022
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total

Balance at December 31, 2021	$52,139	$48,516,637	$(19,145,196)	$(20,980,788)	$8,442,792

Stock based compensation	—	3,374	—	—	3,374

Net loss	—	—	(1,280,036)	—	(1,280,036)
Balance at March 31, 2022	$52,139	$48,520,011	$(20,425,232)	$(20,980,788)	$7,166,130

	Three Months Ended March 31, 2021
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total

Balance at December 31, 2020	$52,139	$48,497,762	$(18,139,319)	$(20,980,788)	$9,429,794

Stock based compensation	—	4,988	—	—	4,988

Net loss	—	—	(413,445)	—	(413,445)
Balance at March 31, 2021	$52,139	$48,502,750	$(18,552,764)	$(20,980,788)	$9,021,337

	Nine Months Ended March 31, 2022
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total

Balance at June 30, 2021	$52,139	$48,507,738	$(16,999,228)	$(20,980,788)	$10,579,861

Stock based compensation	—	12,273	—	—	12,273

Net loss	—	—	(3,426,004)	—	(3,426,004)
Balance at March 31, 2022	$52,139	$48,520,011	$(20,425,232)	$(20,980,788)	$7,166,130

	Nine Months Ended March 31, 2021
		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total

Balance at June 30, 2020	$52,139	$48,493,732	$(18,686,416)	$(20,980,788)	$8,878,667

Stock based compensation	—	9,018	—	—	9,018

Net income	—	—	133,652	—	133,652
Balance at March 31, 2021	$52,139	$48,502,750	$(18,552,764)	$(20,980,788)	$9,021,337

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	March 31,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$(3,426,004)	$133,652
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	341,297	454,083
Stock based compensation	12,273	9,018
Provision for doubtful accounts and sales returns and allowances	3,584	17,549

Changes in operating assets and liabilities:
Accounts receivable	302,703	(66,253)
Inventories	811,449	(714,271)
Income tax receivable	(8,373)	(11,280)
Other current assets	(198,084)	(206,864)
Accounts payable	895,539	(1,061,784)
Customer deposits	541,493	(2,184,631)
Other accrued liabilities	(714,893)	13,136
Net cash used in operating activities	(1,439,016)	(3,617,645)

Cash flows from investing activities:
Capital expenditures	—	(167,163)
Net cash used in investing activities	—	(167,163)

Cash flows from financing activities:
Borrowings under revolving credit agreement	23,160,234	29,137,202
Payments under revolving credit agreement	(22,016,142)	(27,676,022)
Net cash provided by financing activities	1,144,092	1,461,180

Net decrease in cash and cash equivalents	(294,924)	(2,323,628)
Cash and cash equivalents at beginning of period	726,223	2,600,083
Cash and cash equivalents at end of period	$431,299	$276,455

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

Risk and Uncertainties, Going Concern, Liquidity and Management’s Plan

A novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China in December 2019. On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in business slowdowns or shutdowns in affected areas. While reported cases and hospitalizations trended down during the quarter, leading many state, local and federal government agencies to relax COVID-19 precaustions, the economic impacts of the virus persist. Despite our efforts to manage and remedy the effects of the COVID-19 outbreak, their significance depends on factors beyond our control. Early on, key factors included the duration and severity of the outbreak, worker absences due to illness, as well as government and non-governmental actions taken to contain the spread and mitigate public health efforts. More recently the Company has been impacted by the failure of other parties in our supply chain and distribution channel to meet their obligations to us, labor scarcity due to low unemployment and accelerating wage and input inflation.

Historically, the Company has experienced, and continues to experience, net losses and net losses from operations. Additionally, the Company expects to incur significant environmental costs that are planned to be expended over the next year (Note 5) and faces several challenges, related to COVID-19, which are currently negatively impacting the Company. The Company has experienced increasing cost for both raw materials and components. The Company has begun, where possible, to increase prices on certain products to maintain margins at acceptable levels offsetting these cost increases. Any such price increases will not impact revenues until the fourth quarter of fiscal year 2022 at the earliest. Supply chain and staffing issues have led to higher levels of delayed shipments to customers. This delay in the fulfillment of customer orders has led to lower sales, earnings and liquidity. The Company is seeking to fill open positions, expedite needed components, and find new sources of components where necessary. To reduce expenses, several positions within the Company have been eliminated to reduce salary and benefit cost. To increase sales, the Company plans to continue to emphasize the benefits of its AHP300 ventilator to pursue opportunities in that market. The Company’s ability to generate sufficient liquidity will be largely determined by the success of management’s plans to address these challenges.

The Company believes the combination of cash on hand at March 31, 2022, cash flows from operations and additional borrowings on the credit facility (Note 6) will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. Management is currently planning to renew the credit facility and believes it will be able to do so in the ordinary course of business. To the extent these measures do not provide sufficient liquidity, the Company will consider additional borrowings through the sale leaseback of its corporate headquarters and delaying certain expenditures until sufficient capital becomes available.

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

	Sales by Region
	Three Months Ended		Nine months ended
	March 31,		March 31,
	2022	2021	2022	2021

Domestic United States	$5,150,209	$5,981,994	$16,146,591	$18,882,774
Europe	74,516	506,703	258,340	3,953,776
Canada	107,765	232,994	402,786	1,113,527
Latin America	864,980	491,897	1,867,915	2,287,691
Middle East	156,682	66,105	429,232	1,084,087
Far East	512,999	687,374	1,927,218	1,937,057
Other International	—	—	—	1,231
	$6,867,151	$7,967,067	$21,032,082	$29,260,143

	Sales by Product
	Three Months Ended		Nine months ended
	March 31,		March 31,
	2022	2021	2022	2021

Respiratory care products	$2,100,686	$2,130,073	$6,034,215	$6,116,737
Medical gas equipment	3,616,551	3,902,729	10,576,182	12,215,799
Emergency medical products	1,149,914	1,934,265	4,421,685	10,927,607
	$6,867,151	$7,967,067	$21,032,082	$29,260,143

3. Inventories

Inventories are comprised as follows:

	March 31, 2022	June 30, 2021

Work-in progress	$758,015	$829,962
Component parts	8,609,546	8,994,457
Finished goods	1,445,870	1,800,461
Reserve for obsolete and excess
inventories	(2,174,149)	(2,174,149)
	$8,639,282	$9,450,731

4. Earnings per share

Basic earnings per share are based on the weighted average number of shares of all common stock outstanding during the period. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of basic shares outstanding for the three and nine months ended March 31, 2022 and 2021 were 4,013,537. The number of diluted shares outstanding for the three months ended March 31, 2022 and 2021 were 4,013,537. The number of diluted shares outstanding for the nine months ended March 31, 2022 and 2021 were 4,013,537 and 4,027,310 respectively.

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

The Company’s best estimate of the expected cost to remediate the site is $1.3 million. The Company recorded $1.1 million as an expense in the fiscal year ended June 30, 2020 and is reflected in other accrued liabilities and selling, general and administrative expenses in the Company’s financial statements. During the quarter ended March 31, 2022, the Company recorded an additional $133,000 charge to income and reclassified $0.5 million to long-term liability to reflect the rescheduling of the remediation. As of March 31, 2022, the Company has paid approximately $486,000 in remediation expenses which have been charged to the reserve.

Liability for future environmental expenditures

Balance - July 1, 2021	$976,720
Charges to income	133,286
Remedial and investigatory spending	343,959
Balance - March 31, 2022	$766,047

	March 31, 2022	June 30, 2021
Reflected in the Balance sheet as:
Current, included in Other Liabilities	$252,047	$976,720
Long-term environmental	514,000	—
Total liability	$766,047	$976,720

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

6. Financing

North Mill Loan

The Company is party to a Loan and Security Agreement with North Mill Capital, LLC (“North Mill”), as successor in interest to Summit Financial Resources, L.P., dated effective February 27, 2017, as amended April 16, 2018, April 24, 2019, December 18, 2020 and October 7, 2021 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $4,000,000. At March 31, 2022 availability under the agreement was approximately $304,000.

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

The Company was in compliance with all of the covenants associated with the Credit Facility at March 31, 2022.

At March 31, 2022 the Company had $3.2 million indebtedness, including lease obligations, short-term debt, and long term debt. The prime rate as reported in the Wall Street Journal was 3.50% on March 31, 2022.

7. Income Taxes

The Company accounts for income taxes under ASC Topic 740: “Income Taxes.” Under ASC 740, the deferred tax provision is determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In the three and nine months ended March 31, 2022 the Company recorded the tax benefit of losses incurred in the amount of approximately $326,000 and $873,000, respectively. As the realization of the tax benefit of the net operating loss is not assured, an additional valuation allowance of a like amount was recorded. As a result of the Consolidated Appropriations Act of 2021 signed by the President on December 27, 2020, approximately $2,400,000 of expenses incurred that were attributed to the Company’s PPP loan became deductible in the nine months ended March 31, 2021. The deductibility of these expenses created a tax loss for the nine months ended March 31, 2021. For the three and nine months ended March 31, 2021 the Company recorded the tax benefit of losses incurred in the amount of approximately $133,000 and $582,000, respectively. As the realization of the tax benefit of the net operating loss is not assured an additional valuation allowance of a like amount was recorded. The total valuation allowance recorded by the Company as of March 31, 2022 and 2021 was approximately $4,418,000 and $3,357,000, respectively. To the extent that the Company incurs losses in future quarters, the tax benefit of those losses will be subject to a valuation allowance. To the extent the Company has taxable income, the taxable income will be offset by net operating loss carryforwards.

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

The pandemic is partially responsible for broad economic changes which have impacted the Company in fiscal 2021 and continue to impact the Company in fiscal 2022, including labor scarcity and inflation. Inflation has raised the cost of products and services the Company uses to provide its products. In fiscal year 2022, the Company estimates that inflationary price increases raised product cost by approximately $950,000. While the Federal Reserve believes some of the inflation in the economy is transitory in nature, the Company believes inflation will continue to increase cost in fiscal 2022. Since the onset of the pandemic the Company has found it harder to hire and retain hourly workers. This has led to the requirement for additional overtime for existing employees, inefficiency, and contributed to delays in shipments. Travel restrictions have led to less travel spending. However, the restrictions have limited our interactions with customers and end-users. The Company believes these personal interactions are vital to communicate the advantages of our products and support orders and sales.

The Company is also experiencing difficulty in obtaining raw materials and components as well as production difficulties. Many of the production challenges can be attributed to difficulty retaining and hiring employees and increased worker absences due to general labor scarcity and wage inflation. As a result of these difficulties, shipments have been lower than the Company would otherwise expect. The supply chain issues and staffing issues have reduced Sales, Net Income and Liquidity. The Company continues its efforts to resolve these issues through attempts at additional hiring, expediting of components, and a search for alternative vendors, although there is no assurance it will be successful in doing so.

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

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Allied had net sales of $6.9 million for the three months ended March 31, 2022, down $1.1 million from net sales of $8.0 million in the prior year same quarter. Domestic sales were down 13.9% and international sales, which represented 25.0% of third quarter sales, were down 13.5% from the prior year same quarter.  Sales in fiscal 2022 were negatively impacted by supply chain delays and a staffing shortage in our manufacturing operations. The decrease in third quarter sales also resulted from a $0.3 million decrease in sales of the AHP300 ventilator and other products used to treat COVID-19 patients.

Orders for the Company’s products for the three months ended March 31, 2022 of $7.4 million were $0.6 million, or 8.8%, higher than orders for the prior year same quarter of $6.8 million. Domestic orders were down 5.9% over the prior year same quarter while international orders, which represented 30.0% of third quarter orders, were 78.2% higher than orders for the prior year same quarter. The decrease in orders was from a $0.4 million increase in respiratory care products, a $0.1 million increase in medical gas equipment and a $0.1 million increase in emergency medical products.

Gross profit for the three months ended March 31, 2022 was $0.4 million, or 5.8% of net sales, compared to $1.4 million, or 17.5% of net sales, for the three months ended March 31, 2021. Gross profit for the quarter was unfavorably impacted by the decrease in sales volume and utilization of fixed manufacturing cost. Gross profit was also unfavorably impacted by a $0.2 million increase in material variances resulting primarily from an increase in the price of raw materials and purchased components.

Selling, general and administrative expenses for the three months ended March 31, 2022 were $1.7 million compared to selling, general and administrative expenses of $1.8 million for the three months ended March 31, 2021. The decrease is primarily due to a $0.2 million decrease in personnel costs consisting of salaries and benefits. This decrease was partially offset by a $0.1 million charge for environmental remediation.

Loss from operations was $1.2 million for the three months ended March 31, 2022 compared to a loss from operations of $0.4 million for the three months ended March 31, 2021.

Allied had a loss before benefit from income taxes in the third quarter of fiscal 2022 of $1.3 million compared to a loss before benefit from income taxes in the third quarter of fiscal 2021 of $0.4 million. The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the three months ended March 31, 2022 and 2021. In the quarter ended March 31, 2022 the tax benefit of losses in the amount of approximately $326,000 was fully offset by a valuation allowance of equivalent amount.  In the quarter ended March 31, 2021 the Company recorded the tax benefit of losses incurred in the amount of approximately $133,000 net of additions to the valuation allowance of like amount. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance. To the extent the Company has taxable income in the future, the taxable income will be offset by net operating loss carryforwards.

Net loss for the third quarter of fiscal 2022 was $1.3 million or $0.32 per basic and diluted share compared to net loss of $0.4 million or $0.10 per basic and diluted share for the third quarter of fiscal 2021. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for the third quarters of fiscal 2022 and 2021 were 4,013,537. The weighted average number of common shares outstanding, used in the calculation of diluted earnings per share for the third quarters of fiscal 2022 and 2021 were 4,013,537.

Nine months ended March 31, 2022 compared to nine months ended March 31, 2021

Allied had net sales of $21.0 million for the nine months ended March 31, 2022, down $8.3 million, or 28.3% from net sales of $29.3 million in the prior year same period. Domestic sales were down 14.5% from the prior year same period while international sales were down 52.9% from the prior year same period. International business represented 23.2% of sales for the first nine months of fiscal 2022. The $8.3 million decrease in sales includes a $1.6 million decrease in medical gas equipment and a $6.5 million decrease in emergency medical products consisting of a $5.0 million decrease in AHP300 ventilator sales. In the nine months ended March 31, 2021 the Company fulfilled orders that were taken at the start of the pandemic in earlier quarters. Sales in fiscal 2022 were also negatively impacted by supply chain delays and a staffing shortage in our manufacturing operations.

Orders for the Company’s products for the nine months ended March 31, 2022 of $22.3 million were $0.6 million or 2.6% lower than orders for the prior year same period of $22.9 million. Domestic orders are down 2.7% from the prior year same period while international orders, which represented 27.3% of orders for the first nine months of fiscal 2022, were 2.5% lower than orders for the prior year same period. The decrease in orders was primarily due to a $1.8 million decrease in orders for AHP300 ventilators. This decrease was offset by a $0.9 million increase in medical gas equipment and $0.4 million increase in respiratory care products.

Gross profit for the nine months ended March 31, 2022 was $2.1 million, or 10.0% of net sales, compared to $5.9 million, or 20.1% of net sales, for the nine months ended March 31, 2021. Gross profit was unfavorably impacted by the decrease in sales volume. Manufacturing overhead spending decreased from the prior year by approximately $1.0 million as the Company decreased its capacity to manufacture those products that have had in the prior year higher demand related to the COVID-19 pandemic.

Selling, general and administrative expenses for the nine months ended March 31, 2022 were $5.4 million compared to selling, general and administrative expenses of $5.7 million for the nine months ended March 31, 2021. The decrease is primarily due to a $0.2 million decrease in legal fees and a $0.3 million decrease in personnel costs consisting of salaries and benefits. This decrease was partially offset by a $0.1 million charge for environmental remediation.

Loss from operations was $3.3 million for the nine months ended March 31, 2022 compared to income from operations of $0.2 million for the nine months ended March 31, 2021.

Allied had a loss before benefit from income taxes in the first nine months of fiscal 2022 of $3.4 million compared to income before benefit from income taxes in the first nine months of fiscal 2021 of $0.1 million. The Company’s tax provision net of valuation allowance reflects a tax benefit of $0 for the nine months ended March 31, 2022 and 2021. As a result of the Consolidated Appropriations Act of 2021 signed by the President on December 27, 2020, approximately $2,400,000 of expenses incurred that were attributed to the Company’s PPP loan became deductible in the nine months ended March 31, 2021. The deductibility of these expenses created a tax loss for the nine months ended March 31, 2021. In the nine months ended March 31, 2022 the tax benefit of losses in the amount of approximately $873,000 was fully offset by a valuation allowance of equivalent amount.  In the nine months ended March 31, 2021 the Company recorded the tax benefit of losses incurred in the amount of approximately $582,000 net of additions to the valuation allowance of like amount. To the extent that the Company’s losses continue in future quarters, the tax benefit of those losses will be fully offset by a valuation allowance. To the extent the Company has taxable income, the taxable income will be offset by net operating loss carryforwards.

Net loss for the nine months ended March 31, 2022 was $3.4 million or $0.85 per basic and diluted share compared to net income of $0.1 million or $0.03 per basic and diluted share for the first nine months of fiscal 2021. The weighted average number of common shares outstanding, used in the calculation of basic earnings per share for fiscal 2022 and 2021 were 4,013,537. The weighted average number of common shares outstanding, used in the calculation of diluted earnings per share for fiscal 2022 and 2021 were 4,013,537 and 4,027,310 respectively.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash, cash equivalents, other items of working capital and available borrowing under the Credit Facility discussed below.

The Company’s working capital was $3.7 million at March 31, 2022 compared to $6.3 million at June 30, 2021. The $2.6 million decrease in working capital is attributed to a cash decrease of $0.3 million, an inventory decrease of $0.8 million, an accounts receivable decrease of $0.3 million, a debt increase of $1.1 million, a accounts payable increase of $0.9 million and an $0.5 million increase in customer deposits.  During the first nine months of fiscal 2022, these decreases in working capital were offset by an $0.2 million increase in other current assets and a $1.2 million decrease in other accrued liabilities. Accounts payable and other accrued liabilities are subject to normal fluctuations in purchasing levels and the timing of payments within the quarter. Accounts receivable was $2.6 million at March 31, 2022 and as measured in days sales outstanding (“DSO”) was 37 DSO compared to a 40 DSO at June 30, 2021. The Company does adjust product forecast, order quantities and safety stock based on changes in demand patterns in order to manage inventory levels.

North Mill Loan

The Company is party to a Loan and Security Agreement with North Mill Capital, LLC (“North Mill”), as successor in interest to Summit Financial Resources, L.P., dated effective February 27, 2017, as amended April 16, 2018, April 24, 2019, December 18, 2020 and October 7, 2021 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $4,000,000. At March 31, 2022 borrowing under the agreement was $3,221,532, maximum available borrowing based on eligible collateral was $3,525,688, resulting in availability of $304,156.

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

Accounts Receivable is dependent on sales revenue. Decreased sales revenue has resulted in decreased Accounts Receivable available for loan collateral. At March 31, 2022 the Company had Accounts Receivable of $1,762,844 included as eligible collateral in determining total available borrowing advances under the loan agreement.

In determining eligible inventory several categories of inventory are subtracted from total inventory. Work in Process Inventory, Packaging and Supplies, and Inventory Reserves are subtracted from total inventory to calculate eligible inventory. The Company may be advanced up to 25% of eligible inventory. Advances from inventory are limited by the lesser of the calculated eligible inventory, two million dollars ($2,000,000), or the amount advanced from eligible Accounts Receivable. At March 31, 2022 the Company had $1,762,844 from Inventory included as eligible collateral in determining total available borrowing under the loan agreement. At March 31, 2022 Inventory Advances were limited by the eligible Accounts Receivable Advance of $1,762,844.

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

The Credit Agreement also contains certain events of default including, without limitation: the failure to make payments when due; the material breach of representations or warranties contained in the Credit Agreement or other loan documents; cross-default with other indebtedness of the Company; the entry of judgments or fines that may have a material adverse effect on the Company; failure to comply with the observance or performance of covenants contained in the Credit Agreement or other loan documents; insolvency of the Company, appointment of a receiver, commencement of bankruptcy or other insolvency proceedings; dissolution of the Company; the attachment of any state or federal tax lien; attachment or levy upon or seizure of the Company’s property; or any change in the Company’s condition that may have a material adverse effect. After an event of default, and upon the continuation thereof, the principal amount of all loans made under the Credit Facility would bear interest at a rate per annum equal to 20.00% above the otherwise applicable interest rate (provided, that the interest rate may not exceed the highest rate permissible under law), and would have the option to accelerate maturity and payment of the Company’s obligations under the Credit Facility. The Company was in compliance with all of the covenants associated with the Credit Facility at March 31, 2022.

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

At March 31, 2022 the Company had $3.2 million indebtedness, including lease obligations, short-term debt, and long term debt. The prime rate as reported in the Wall Street Journal was 3.50% on March 31, 2022.

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

Item 3.Quantitative and Qualitative Disclosure about Market Risk

At March 31, 2022, the Company had $3.2 million debt outstanding. The Credit Facility bears interest at a rate using the Prime Rate, as reported in the Wall Street Journal, as the basis, and therefore is subject to additional expense should there be an increase in market interest rates while borrowing on the revolving credit facility.

The Company had no holdings of derivative financial or commodity instruments at March 31, 2022. The Company has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2022, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

The Company’s best estimate of the expected cost to remediate the site is $1.3 million. The Company recorded $1.1 million as an expense in the fiscal year ended June 30, 2020 and is reflected in other accrued liabilities and selling, general and administrative expenses in the Company’s financial statements. During the quarter ended March 31, 2022, the Company recorded an additional $133,000. As of March31, 2022, the Company has paid approximately $486,000 in remediation expenses which have been charged to the initial reserve.

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

Date: May 16, 2022