Form 10-K
period 2022-06-30
ALLIED HEALTHCARE PRODUCTS INC
filed 2022-10-07
CIK 874710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year June 30, 2022

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes. ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12 b-2 of the Exchange Act.

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

As of December 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $22,303,014.

As of September 14, 2022, there were 4,013,537 shares of common stock, $0.01 par value (the “Common Stock”), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be filed within 120 days after June 30,

2022 (portion) (Part III)

ALLIED HEALTHCARE PRODUCTS, INC.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION

REFORM ACT OF 1995

Statements contained in this Report, which are not historical facts or information, are “forward-looking statements.” Words such as “believe,” “expect,” “intend,” “will,” “should,” and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome and future results of operations and financial condition to be materially different than stated or anticipated based on the forward-looking statements. Such risks and uncertainties include both general economic risks and uncertainties, risks and uncertainties affecting the demand for and economic factors affecting the delivery of health care services, impacts of the U.S. Affordable Care Act, our recent history of net losses and negative cash flow, the COVID-19 pandemic, and other specific matters which relate directly to the Company’s operations and properties as discussed in Items 1, 1A, 3 and 7 of Part I of this Report. The Company cautions that any forward-looking statements contained in this report reflect only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made. Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission which are available on our website at www.alliedhpi.com under “Financial/SEC Filings.”

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

The Company’s products are marketed under well-recognized and respected brand names to hospitals, hospital equipment dealers, hospital construction contractors, home health care dealers, emergency medical products dealers and others. Allied’s product lines include:

Respiratory Care Products

●	respiratory care/anesthesia products
●	home respiratory care products

Medical Gas Equipment

●	medical gas system construction products
●	medical gas system regulation devices
●	disposable oxygen and specialty gas cylinders
●	portable suction equipment

Emergency Medical Products

●	respiratory/resuscitation products
●	trauma and patient handling products

The Company’s principal executive offices are located at 1720 Sublette Avenue, St. Louis, Missouri 63110, and its telephone number is (314) 771-2400.

Markets and Products

In fiscal 2022, respiratory care products, medical gas equipment and emergency medical products represented approximately 30%, 50% and 20%, respectively, of the Company’s net sales. In comparison, in fiscal 2021, respiratory care products, medical gas equipment and emergency medical products represented approximately 22%, 44%, and 34%, respectively, of the Company’s net sales. The Company operates in a single industry segment and its principal products are described in the following table:

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

Sales and Marketing

Allied sells its products primarily to hospitals, hospital equipment dealers, hospital construction contractors, home health care dealers, emergency medical products dealers and others. The Company maintains a sales force of 9 sales professionals, all of whom are full-time employees of the Company.

The sales force includes three domestic hospital, homecare and emergency specialists, three domestic construction specialists, and two international sales representatives. One sales manager leads the sales groups.

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

The Company’s international specialists sell all Allied products within their territory. Allied’s net sales to foreign markets totaled 24% of total net sales in fiscal 2022, 33% in 2021 and 27% in 2020. International sales are made through a network of dealers, agents and U.S. exporters who distribute the Company’s products throughout the world. Allied has market presence in Canada, Mexico, Central and South America, Europe, the Middle East and the Far East.

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

Allied manufactures small metal components from bar stock in a machine shop, which includes automatic screw machines, horizontal lathes and drill presses and computer controlled machining centers. The Company makes larger metal components from sheet metal using computerized punch presses, brake presses and shears. In its plastics manufacturing processes, the Company utilizes both extrusion and injection molding. In its chemical process, the Company utilizes mixing, drying, and sizing equipment. The Company believes that its production facilities and equipment are in good condition and sufficient to meet budgeted sales volume over the next few years, provided that the Company has sufficient labor and supply of raw materials and components. In fiscal 2022 the market for the skilled manufacturing employees critical to the Company’s production was extremely tight. The Company expects this tight labor market condition to continue in fiscal 2023.

Research and Development

Allied Healthcare Products’ research and development group is responsible for the development of new products. This group is staffed with mechanical and electrical engineers.

During fiscal year 2022 the research and development group supported production of our main product lines.

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

The Company’s medical device manufacturing facilities in St. Louis, MO and Stuyvesant Falls, NY are registered with the FDA. The Company has received ISO 13485:2016 MDSAP certification, however it lapsed in fiscal year 2022. The Company has completed all the necessary audits and expect the Certificate to be re-issued early in fiscal year 2023. The Company is subject to audit by the FDA, International Organization for Standardization (“ISO”), and European auditors for compliance with the Good Manufacturing Practices (“GMP”), the ISO, and CMDCAS, regulations for medical devices. These regulations require the Company to manufacture its products and maintain its products and documentation in a prescribed manner with respect to design, manufacturing, testing and control activities. The Company also is subject to the registration and inspection requirements of state regulatory agencies.

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

Patents which will expire in the period of 2022 to 2036 in the aggregate are believed to be of material importance in the operation of Allied’s business. Allied believes no single patent, except that related to Litholyme®, is material in relation to Allied’s future business as a whole. Although the expiration of an individual patent may lead to increased competition, other factors such as a competitor’s need to obtain regulatory approvals prior to marketing a competitive product and the nature of the market, may allow Allied to continue to have commercial advantages after the expiration of the patent.

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

Environmental and Safety Regulation

The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. The Company is also subject to the Federal Occupational Safety and Health Act and similar state statutes. From time to time, the Company has been involved in environmental proceedings involving cleanup of hazardous waste. See Part I, Item 3. “Legal Proceedings” for a discussion of the Company’s remediation obligations at its Stuyvesant Falls facility.

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

Employees

At June 30, 2022, the Company had approximately 146 full-time employees. Approximately 82 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on July 31, 2024.

Information about our Executive Officers

This section provides information regarding the executive officers of the Company who are appointed by and serve at the pleasure of the Board of Directors:

Name	Age	Position
Joseph F. Ondrus	65	Director, President and Chief Executive Officer (1)
Daniel C. Dunn	62	Vice President of Finance, Chief Financial Officer, Secretary & Treasurer (2)
Kevin D. Kroupa	63	Vice President of Operations (3)
(1)	Mr. Ondrus has been Director, President, and Chief Executive Officer of the Company since April 30, 2021. Prior to that time, Mr. Ondrus held the position of Vice President of Operations from September 2020 until April 2021 and Interim Director of Operations from July 2020 until September 2020. Prior to joining the Company, he held the position of Area Manager of Barrett Business Services, Inc. from 2018 to 2020 and served as General Manager of Tramco, Inc. from 2012 to 2017. Mr. Ondrus has over 40 years of experience in engineering, manufacturing and management.
(2)	Mr. Dunn has been Vice President — Finance, Chief Financial Officer, Secretary and Treasurer since July 2001. He previously held the position of Director of Finance at MetalTek International from 1998 to 2001. Prior to that time, Mr. Dunn held the position of Corporate Controller at Allied Healthcare Products, Inc. from 1994 to 1998.
(3)	Mr. Kroupa has been Vice President of Operations since July 6, 2021. Prior to that time, Mr. Kroupa held the position of Vice President of Engineering at Allied Healthcare Products, Inc. from 2002 to 2021.

Item 1A. Risk Factors

The Company’s business, operations and financial condition are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this annual report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission (“SEC”) before making any investment decision with respect to the Company’s securities. The risks and uncertainties described below may not be the only ones the Company faces. Additional risks and uncertainties not presently known by the Company or that the Company currently deems immaterial may also affect the Company’s business. If any of these known or unknown risks or uncertainties actually occur or develop, the Company’s business, financial condition, and results of operations could change.

COVID-19 RISKS

The global COVID-19 outbreak or other similar outbreaks of infections or diseases could substantially harm our business

The global COVID-19 outbreak and other possible pandemics, epidemics or other outbreaks of diseases or infections could have significant negative impacts on our business, expenses, revenues and profitability. These events can result in, and in the case of the COVID-19 outbreak, have resulted in disruptions to our business, including without limitation those arising from the following factors:

-	Employee matters: The Company’s ability to operate is contingent on maintaining healthy and safe work conditions. Incidents of COVID-19 in the Company’s workforce could lead to delays in production. While the Company is taking steps to protect its employees and maintain safe work conditions, such efforts cannot guarantee that its employees will not be impacted, directly or indirectly, by COVID-19. In addition, partially as a result of the COVID-19 pandemic and general tightening of the labor market, the Company has had difficulty in obtaining the workers necessary to produce its products. Since the pandemic began, and continuing currently, the Company has experienced greater difficulty in hiring production employees. This has contributed to delays in the production and shipping of some products. Some orders have been cancelled as a result of the delays and this situation may negatively impact our ability to make future sales.
-	Supply chain issues and inflation: Partially as a result of the COVID-19 outbreak and inflationary pressures following the reopening of global economies, there have been disruptions to the supply chain that may lead to delays in obtaining necessary raw materials and component inventory. The Company is working with existing and alternative suppliers to obtain the necessary components for its products, however, to date, the Company has not been able to sufficiently alleviate this situation to avoid delays in production.

LEGAL REGULATORY AND COMPLIANCE RISKS

We are subject to substantial domestic and international government regulation, including regulatory quality standards applicable to our manufacturing and quality processes. Failure by us to comply with these standards could have an adverse effect on our business, financial condition or results of operations.

The FDA regulates the approval, manufacturing, and sales and marketing of many of our products in the U.S. Significant government regulation also exists in Canada, Japan, and other countries in which we conduct business. As a device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. Failure to comply with current governmental regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages or delays in product manufacturing. Efficacy or safety concerns, an increase in trends of adverse events in the marketplace, and/or manufacturing quality issues with respect to our products could lead to product recalls or related field actions, withdrawals, and/or declining sales.

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

We purchase raw materials, fabricated components and services from a variety of suppliers. Raw materials such as brass, plastics, and calcium hydroxide are considered key raw materials. We believe that our relationships with our suppliers are satisfactory and that alternative sources of supply are readily available. From time to time, however, the prices and availability of these raw materials fluctuate due to global market demands, which could impair the company’s ability to procure necessary materials, or increase the cost of such materials. Inflationary and other increases in costs of these raw materials have occurred in the past and may recur from time to time. In addition, freight costs associated with shipping and receiving product and sales are impacted by fluctuations in the cost of oil and gas. Specifically, we are currently in a period of high inflation. While the Federal Reserve has commented that the rise in the cost of products is transitory, the Company cannot predict the path of future inflation. In fiscal year 2022, the Company believes that inflation raised the cost of its purchases by approximately $1.3 million. The Company anticipate that these cost increases will continue in fiscal year 2023, although it cannot predict the extent of such increases.

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

Our common stock is listed on the NASDAQ Capital Market but is thinly traded. As a result, stockholders may not be able to sell shares of common stock on short notice. Additionally, the market price of our common stock could be subject to significant fluctuations in response to quarter-to-quarter variation in our operating results, announcements of new products or services by us or our competitors, and other events or factors. For example, a shortfall in net sales or net income, or an increase in losses could have an immediate and significant adverse effect on the market price and volume fluctuations that have particularly affected the market prices of many micro and small capitalization companies and that have often been unrelated or disproportionate to the operating performance of these companies. Additionally, management believes that since the onset of the COVID-19 pandemic there has increased speculation in the Company’s shares which has resulted in significant fluctuations in price. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

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

We have a history of net losses in fiscal 2019, 2020 and 2022 and we may not be able to return to profitability in the future and there is substantial doubt about our ability to continue as a going concern.

We have a history of net losses. We reported a net loss of $2.1 million in fiscal 2019, a net loss of $3.1 million in fiscal 2020 and a net loss of $5.4 million in the most recent fiscal year. In fiscal 2021 we had net income of $1.7 million including the benefit of the forgiveness of a $2.4 million PPP loan. We will need to generate and sustain increased sales levels in the future to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. There is no guarantee that we will be successful in our efforts to achieve consistent profitability. We may also incur losses in the future for a number of reasons, including the other risks described in this Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease. If we continue to experience operating losses and we are not able to generate additional liquidity through other means, then our liquidity needs may exceed availability under our credit facility, and we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our access to raw materials or services that are important to the operation of our business. Most recently, the Company has experienced significant challenges sourcing necessary parts and components both from vendors and the Company’s internal production. As a result, the Company’s backlog of orders has grown. To the extent that the Company cannot timely meet shipping deadlines for existing orders, this may impair the Company’s ability to make future sales to impacted customers.

While the Company received $6.8 million, net of the escrowed amounts for repairs to the building, as a result of the sale-leaseback of its St. Louis Property, as described in Part I, Item 2 below, the Company continues to experience negative cash flows from its operations.

The Company’s financial statements have been presented assuming that the Company will continue as a going concern. The Company’s rate of cash used in operating activities has accelerated and there is doubt as to whether the Company’s liquidity and capital resources are sufficient to allow the Company to meet its needs for the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company’s headquarters are located in St. Louis, Missouri and the Company maintains manufacturing facilities in Missouri and New York. Set forth below is certain information with respect to the Company’s manufacturing facilities at June 30, 2022.

	Square Footage	Owned/
Location	(Approximate)	Leased	Activities/Products
St. Louis, Missouri	242,000	Leased	Headquarters; medical gas equipment; respiratory care products; emergency medical products

Stuyvesant Falls, New York	30,000	Owned	Carbon dioxide absorbent

In addition, the Company owns a 16.8-acre parcel of undeveloped land in Stuyvesant Falls, New York.

The Company owned its St. Louis, Missouri facility outright until June 2022. On June 16, 2022 the Company consummated a sale-leaseback transaction of its St. Louis real estate, consisting of its headquarters and plant. As part of this transaction, the Company sold the St. Louis real estate, including both the land and building, to a third party landlord for $8.3 million, of which $1.5 million was placed into escrow to provide security for repairs to the facility’s roof, HVAC and other issues. The Company simultaneously entered into a fifteen year lease with the purchaser pursuant to which the Company pays annual rent of $688,800, subject to annual increases.

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

The Company’s best estimate of the expected cost to remediate the site is $1.3 million. The Company recorded $1.1 million as an expense in the fiscal year ended June 30, 2020 and is reflected in other accrued liabilities and selling, general and administrative expenses in the Company’s financial statements. During the fiscal year ended June 30, 2022, the Company recorded an additional $171,000. As of June 30, 2022, the Company has paid approximately $634,000 in remediation expenses which have been charged to the initial reserve.

Vendor Demand Letter

On June 22, 2022, the Company received a demand letter from one of its vendors, International Control Services, Inc. (“ICS”) for $586,000 as payment on outstanding ICS invoices. The invoices in question cover components which the Company rejected as defective, certain charges for prior years and purchases the Company cancelled which ICS claims were non-cancellable. The Company’s standard purchase orders provide that the Company may reject defective parts and that all purchases are cancellable by the Company for its convenience. The Company disputes all of ICS’s claims, including that any portion of the subject purchases were non-cancellable. No litigation has been commenced as of this filing, but the Company will defend any such lawsuit. The Company estimates that the range of loss is between $0 and $586,000. The Company has not recorded a provision for this matter because, at this early stage, there is insufficient information to determine the likelihood of loss or to estimate any possible loss.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Allied Healthcare Products, Inc. trades on the NASDAQ Capital Market under the symbol AHPI. As of September 14, 2022, there were 34 record owners of the Company’s common stock. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

The following table summarizes information with respect to the high and low prices for the Company’s common stock as listed on the NASDAQ Global or Capital Market for each quarter of fiscal 2022 and 2021, respectively. The Company currently does not pay, and historically has not paid, any dividend on its common stock.

Common Stock Information

2022	High	Low	2021	High	Low
September quarter	$16.41	$3.62	September quarter	$13.27	$4.66
December quarter	$9.82	$4.55	December quarter	$8.13	$4.20
March quarter	$6.04	$2.41	March quarter	$9.00	$4.07
June quarter	$3.32	$1.55	June quarter	$5.30	$3.45

Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to the Company’s proxy statement for the 2022 annual meeting of stockholders, which will be filed within 120 days after June 30, 2022.

Item 6. Selected Financial Data

(In thousands, except per share data)
Year ended June 30,	2022	2021	2020	2019	2018
Statement of Operations Data
Net sales	$27,047	$36,279	$31,894	$31,382	$33,760
Cost of sales	24,519	29,170	26,323	26,343	27,309
Gross profit	2,528	7,109	5,571	5,039	6,451
Selling, general and administrative expenses	7,107	7,636	8,633	7,813	8,446
Loss from operations	(4,579)	(527)	(3,062)	(2,774)	(1,995)
Interest expense	191	116	65	56	24
Interest income	—	—	(1)	—	—
Legal settlement	—	—	—	(750)	—
Other, net	(9)	(2,402)	18	—	—
Income (loss) before provision for (benefit from) income taxes	(4,761)	1,759	(3,144)	(2,080)	(2,019)
Provision for (benefit from) income taxes	600	72	(130)	29	173
Net income (loss)	$(5,361)	$1,687	$(3,014)	$(2,109)	$(2,192)
Basic income (loss) per share	$(1.34)	$0.42	$(0.75)	$(0.53)	$(0.55)
Diluted income (loss) per share	$(1.34)	$0.42	$(0.75)	$(0.53)	$(0.55)
Basic weighted average common shares outstanding	4,014	4,014	4,014	4,014	4,014
Diluted weighted average common shares outstanding	4,014	4,026	4,014	4,014	4,014

(In thousands)
June 30,	2022	2021	2020	2019	2018
Balance Sheet Data
Working capital	$10,099	$6,271	$5,949	$7,387	$8,653
Total assets	19,671	17,702	19,672	15,454	17,321
Stockholders’ equity	5,234	10,580	8,879	11,890	13,997

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

COVID-19 Outbreak and Aftermath of Pandemic

The Company believes that the Covid-19 pandemic resulted in increased sales in of ventilator products in fiscal 2021, however, this peak in demand ended in fiscal 2021 and the impacts of the COVID-19 continue to develop. In fiscal 2022 demand dropped from the peak, and the Company believes that COVID-19 is no longer contributing positively to product demand.

The pandemic is partially responsible for broad economic changes which have impacted the Company in fiscal 2021, and fiscal 2022 and continue to impact the Company as the Company begins fiscal 2023. Inflation has raised the cost of products and services the Company uses to provide its products. In fiscal year 2021, the Company estimates that inflationary price increases raised product cost by approximately $500,000. In fiscal year 2022, the Company estimates that inflationary price increases raised product cost by an additional $1.3 million dollars. While the Federal Reserve initially believed some of the inflation in the economy was transitory in nature, the Company believes inflation will continue to increase cost in fiscal 2023.

Since the onset of the pandemic the Company has found it harder to hire and retain hourly workers. This has led to the requirement for additional overtime for existing employees, inefficiency, and contributed to delays in shipments.

In fiscal year 2022, the Company faced production difficulties, including supply chain issues. A portion of these challenges were the result of general pressures on supply chains as the global economy emerged from lockdowns. For the Company, this has resulted in longer lead times and shortages of components. It has been difficult to replace those vendors not delivering components in a timely manner. In addition, our purchasing department effectiveness has suffered due to the amount of time required to expedite parts. At times, purchase orders have not been placed in a timely manner, lengthening the lead time and causing part shortages. Internally, we have had difficulty producing machined parts on a timely basis due to a shortage of skilled labor and a vacancy in a key machine shop management position. These problems have led to product shortages and a large increase in customer orders not shipped and past due. This results in a lower level of sales and liquidity. The Company believes these impacts will continue in fiscal year 2023 and the Company’s shipments and sales will remain under pressure as a result.

Results of Operations

The Company manufactures and markets respiratory products, including respiratory care products, medical gas equipment and emergency medical products. Set forth below is certain information with respect to amounts and percentages of net sales attributable to respiratory care products, medical gas equipment and emergency medical products for the fiscal years ended June 30, 2022, 2021, and 2020.

	Dollars in thousands
Year ended June 30,	2022
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$8,178	30.3%
Medical gas equipment	13,449	49.7%
Emergency medical products	5,420	20.0%
Total	$27,047	100.0%

	Dollars in thousands
Year ended June 30,	2021
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$8,083	22.3%
Medical gas equipment	15,943	43.9%
Emergency medical products	12,253	33.8%
Total	$36,279	100.0%

	Dollars in thousands
Year ended June 30,	2020
	Net	% of Total
	Sales	Net Sales
Respiratory care products	$8,556	26.8%
Medical gas equipment	15,283	47.9%
Emergency medical products	8,055	25.3%
Total	$31,894	100.0%

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by the various income and expense categories reflected in the Company’s Statement of Operations.

Year ended June 30,	2022	2021	2020

Net sales	100.0%	100.0%	100.0%
Cost of sales	90.7	80.4	82.5
Gross profit	9.3	19.6	17.5

Selling, general and administrative expenses	26.2	21.1	27.1
Loss from operations	(16.9)	(1.5)	(9.6)
Interest expense	0.7	0.3	0.2
PPP loan forgiveness	0.0	(6.6)	0.0
Other, net	0.0	0.0	0.1
Income (loss) before provision for income taxes	(17.6)	4.8	(9.9)
Provision for (benefit from) income taxes	2.2	0.2	(0.4)
Net income (loss)	(19.8)%	4.6%	(9.5)%

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

Inventory reserve for obsolete and excess inventory:

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined primarily based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. This analysis considers those identified inventory items to determine, in management’s best estimate, if parts can be used beyond one year, if there are alternate uses or at what values such parts may be disposed for. At June 30, 2022 and 2021, inventory is recorded net of a reserve for obsolete and excess inventory of $2.4 million and $2.2 million, respectively.

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

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Management uses a more likely than not criterion in its assessment and considers all available evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. In assessing the need for a valuation allowance, the Company first considers the reversals of existing temporary deferred tax liabilities and available tax planning strategies. To the extent these items are not sufficient to cause the realization of deferred tax assets, the Company would then consider the availability of future taxable income only to the extent such income is considered likely to occur based on the Company’s earnings history, current income trends and projections.

Considering its history of operating losses, the Company does not rely on the existence of future taxable income as it currently cannot conclude future taxable income is likely to occur. The Company does rely on reversals of existing temporary deferred tax liabilities and tax planning strategies to the extent available to support the value of its existing deferred tax assets. Prior to 2022, the Company relied on tax planning strategies which consisted of revocation of the LIFO inventory method and the recognition of a gain in the sale of excess land to support the value of a portion of the Company’s deferred tax assets. In light of continued losses and its assessment of the Company’s ability to continue as a going concern, management concluded that the previously relied upon tax planning strategies were no longer available to support any amount of deferred tax assets. Accordingly, the Company recorded a full valuation allowance for the excess of deferred tax assets over deferred tax liabilities as of June 30, 2022.

Accounts receivable net of allowances:

Accounts receivable are recorded net of an allowance for doubtful accounts, which is determined based on an analysis of past due accounts including accounts placed with collection agencies, and an allowance for returns and credits, which is based on historical analysis of credit memo data and returns. The Company maintains an allowance for doubtful accounts to reflect the collectability of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. At June 30, 2022 and 2021, accounts receivable is recorded net of allowances of $170,000.

Valuation of Long-Lived Assets:

The impairment of long-lived assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable. This assessment is based on management’s expectations and judgments regarding future business and economic conditions, future market values and disposal costs. Actual results and events could differ significantly from management’s estimates. Based upon our most recent analysis, we believe that no impairment exists at June 30, 2022. There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

Self-insurance:

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2022 and 2021, the Company had approximately $125,000 and $120,000, respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

Share Based Compensation:

The Company calculates share based compensation using the Black-Sholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. For the twelve-month periods ended June 30, 2022, 2021, and 2020, Allied recorded approximately $16,000, $14,000 and $2,000, respectively, in share-based employee compensation. This compensation cost is included in the general and administrative expenses in the accompanying Statements of Operations.

Fiscal 2022 Compared to Fiscal 2021

The Company had a loss of $4.8 million before taxes for fiscal 2022, compared to income of $1.8 million before taxes for fiscal 2021. It recorded an income tax provision of $599,672 in fiscal 2022, compared to an income tax provision of $72,484 in fiscal 2021.

Net sales for fiscal 2022 of $27.0 million were $9.3 million or 25.6% lower than net sales of $36.3 million in fiscal 2021. Domestically, sales decreased by $3.5 million dollars while international sales, which represented 23.6% of fiscal 2022 sales, were $5.7 million lower. The $9.3 million decrease in sales includes a $2.5 million decrease in medical gas equipment and a $6.8 million decrease in emergency medical products consisting of a $4.9 million decrease in AHP300 ventilator sales. In the fiscal year ended June 30, 2021 the Company fulfilled orders that were taken at the start of the pandemic in fiscal 2020. Sales in fiscal 2022 were also negatively impacted by supply chain delays, production delays, and a staffing shortage in our manufacturing operation. The Company expects these trends to continue in fiscal 2023. International business is dependent upon hospital construction projects, and the development of medical facilities and emergency services in those regions in which the Company operates, as well as the economic and political climates in those international markets.

Orders for the Company’s products for the year ended June 30, 2022 of $28.5 million were $1.1 million or 3.7% lower than orders for the year ended June 30, 2021 of $29.6 million. Domestic orders are down 2.1% from the prior fiscal year while international orders, which represented 25.0% of orders for fiscal 2022, were 7.8% lower than orders for the prior year same period. The decrease in orders was primarily due to a $1.7 million decrease in orders for AHP300 ventilators. This decrease was partially offset by a $0.3 million increase in medical gas equipment and $0.6 million increase in respiratory care products.

Respiratory care product sales, which include homecare products, were $8.2 million in fiscal 2022 compared to $8.1 million in 2021. Respiratory care products include carbon dioxide absorbents. For the year ended June 30, 2022 and 2021 the Company had carbon dioxide absorbent sales of Carbolime® and Litholyme® of $3.7 million.

Medical gas equipment sales, which include construction products, of $13.4 million in fiscal 2022 were approximately $2.5 million, or 15.7% lower than prior year levels of $15.9 million, while orders for these products increased by 2.0%. The decrease in sales was attributable to production and shipping problems and the timing of customer releases.

Emergency medical product sales in fiscal 2022 of $5.4 million were $6.9 million or 56.1% lower than fiscal 2021 sales of $12.3 million. International sales of emergency medical products decreased by $4.9 million from the prior year while domestic sales decreased by $1.9 million.

International sales, which are included in the product lines discussed above, decreased $5.7 million, or 47.1%, to $6.4 million in fiscal 2022 compared to sales of $12.1 million in fiscal 2021. The decrease was primarily for AHP300 ventilators.

Gross profit in fiscal 2022 was $2.5 million, or 9.3% of sales, compared to a gross profit of $7.1 million, or 19.6% of sales in fiscal 2021. The $4.6 million decrease in gross profit is mainly attributable to a $9.3 million decrease in sales. The decrease in gross profit was also attributable to increase of cost due to inflation for our purchased raw materials and components.

Selling, General, and Administrative (“SG&A”) expenses for fiscal 2022 were $7.1 million compared to SG&A expenses of $7.6 million in fiscal 2021. The decrease is primarily due to a $0.5 million decrease in personnel costs consisting of salaries and benefits and a $0.3 million decrease in legal fees in fiscal 2022. These decreases were partially offset by a $0.2 million increase for environmental remediation expenses in fiscal 2022.

Interest income in fiscal 2022 was $176 compared to interest income of $233 in fiscal 2021. Interest expense in fiscal 2022 was $191,450 compared to interest expense of $115,975 in fiscal 2021.

Other income and expenses in fiscal 2021 include $2.4 million of income realized by the Company as a result of forgiveness of the PPP Loan.

The Company’s effective tax rate in 2022 was a provision of 12.5% compared to a provision of 4.1% in 2021. The change in the effective tax rate in 2022 was attributable to an increase in the valuation allowance in 2022 and non-deductible expenses attributable to the Company’s PPP Loan forgiveness in 2021.

The realization of the Company’s deferred tax assets has been based on the reversal of existing temporary deferred tax liabilities and tax planning strategies and to the extent those items are not sufficient to support the value of recorded deferred tax assets a valuation allowance is recorded. For the year ended 2020 the Company recorded an additional allowance of $178,111 offset by an increase in the value of tax planning strategies of $138,873 resulting in a net increase in the allowance of $39,238. For the year ended 2021, the company recorded an additional allowance of $723,248. The allowance was further increased by a reduction in the value of the tax planning strategy of $63,676 resulting in a total increase to the allowance of $786,921. For the year ended June 30, 2022, management concluded previously relied upon tax planning strategies were no longer available and the Company recorded an additional allowance of $1,735,227 fully reserving the value of its net deferred tax assets.

Net loss in fiscal 2022 was $5.4 million or $1.34 per basic and diluted earnings per share compared to a net income of $1.7 million, or $0.42 per basic and diluted earnings per share in fiscal 2021. In 2022 and 2021 the weighted number of shares used in the calculation of basic earnings per share was 4,013,537. In 2022 and 2021 the weighted number of shares used in the calculation of diluted earnings per share was 4,013,537 and 4,026,446, respectively.

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

Financial Condition, Liquidity and Capital Resources

The following table sets forth selected information concerning Allied’s financial condition at June 30:

Dollars in thousands	2022	2021	2020
Cash, cash equivalents and restricted cash	$5,047	$726	$2,600
Working Capital	$10,099	$6,271	$5,949
Total Debt	$10,578	$2,091	$2,392
Current Ratio	2.69:1	1.88:1	1.67:1

The Company’s working capital was $10.1 million at June 30, 2022 compared to $6.3 million at June 30, 2021. The $3.8 million increase in working capital is attributed to a cash and restricted cash increase of $4.1 million, a decrease in accounts payable of $0.7 million and decrease in other accrued liabilities of $1.3 million. During fiscal 2022, these increases were partially offset by a $0.6 million decrease in accounts receivable, a $1.0 million decrease in inventory, a debt increase of $0.5 million and a $0.3 million in customer deposits. Accounts payable and other accrued liabilities are subject to normal fluctuations in purchasing levels and the timing of payments within the quarter. Accounts receivable as measured in days sales outstanding (“DSO”) is 38 DSO at June 30, 2022, down from 40 DSO at June 30, 2021. The Company does adjust product forecast, order quantities, and safety stock based on changes in demand patterns in order to manage inventory levels.

The net increase in cash and restricted cash for the fiscal year ended June 30, 2022 was $4.3 million. The net decrease in cash for the fiscal year ended June 30, 2021 was $1.9 million. Cash flows used in operating activities for the fiscal year ended June 30, 2022 consisted of net loss of $5.4 million, a $0.7 million decrease in accounts payable and $0.8 million decrease in other accrued liabilities. These cash out flows were offset by a decrease of Accounts receivable of $0.6 million, a decrease in inventory of $1.0 million and a $0.3 million increase in customer deposits, supplemented by $0.5 million in non-cash charges for amortization and depreciation.

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

The Company’s financial statements have been presented assuming that the Company will continue as a going concern. The Company’s rate of cash used in operating activities has accelerated and there is doubt as to whether the Company’s liquidity and capital resources are sufficient to allow the Company to meet its needs for the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The Company is seeking to fill open positions, expedite needed components, improve the performance of management, and find new sources of components where necessary. The Company has engaged a consulting firm to assess and improve its operational capabilities. These actions are intended to mitigate the substantial doubt raised by the Company’s historical operating results and current shipping difficulties. There can be no assurance that such a plan will be successful.

Sale-Leaseback of St. Louis Property

On June 16, 2022 the Company entered into a sale agreement for the Company’s headquarters and manufacturing facilities located at 1720 Sublette Avenue in St. Louis, Missouri. Simultaneously with the closing of the sale of the property, the Company entered into a lease with the buyer with a fifteen year term. Under the terms of the lease agreement, the Company’s initial basic rent is approximately $57,400 per month, with annual increases of approximately 2% each year of the initial term.

Pursuant to the agreement for the sale of the St. Louis headquarters property, $1,500,000 of the sales proceeds is held in escrow to pay for the repair and/or replacement of certain agreed upon items, including the roof, HVAC system and certain lighting in the offices. Any funds remaining in the Improvement Escrow will be paid to the Company when the improvements are substantially completed.

Of the Company’s $4.3 million increase in cash during fiscal year 2022, $8.1 million was due to the closing of the sale leaseback. The sale leaseback has also resulted in an increase in the Company’s operating cash needs by the amount of the rent under the new lease, which is $57,400 per month.

North Mill Loan Agreement

The Company is party to a Loan and Security Agreement with North Mill Capital, LLC (“North Mill”), as successor in interest to Summit Financial Resources, L.P., dated effective February 27, 2017, as amended April 16, 2018, April 24, 2019, December 18, 2020, October 7, 2021 and June 13, 2022 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $4,000,000. At June 30, 2022 borrowing under the agreement was $2,466,360, maximum available borrowing based on eligible collateral was $3,345,123, resulting in availability of $878,763.

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

Accounts Receivable is dependent on sales revenue. Decreased sales revenue has resulted in decreased Accounts Receivable available for loan collateral. At June 30, 2022 the Company had Accounts Receivable of $1,672,581 included as eligible collateral in determining total available borrowing advances under the loan agreement.

In determining eligible inventory several categories of inventory are subtracted from total inventory. Work in Process Inventory, Packaging and Supplies, and Inventory Reserves are subtracted from total inventory to calculate eligible inventory. The Company may be advanced up to 25% of eligible inventory. Advances from inventory are limited by the lesser of the calculated eligible inventory, two million dollars ($2,000,000), or the amount advanced from eligible Accounts Receivable. At June 30, 2022 the Company had $1,672,581 from Inventory included as eligible collateral in determining total available borrowing under the loan agreement. At June 30, 2022 Inventory Advances were limited by the eligible Accounts Receivable Advance of $1,672,581.

The Credit Facility will be available, subject to its terms, on a revolving basis until it expires on September 30, 2024, at which time all amounts outstanding under the Credit Facility will be due and payable. Advances will bear interest at a rate equal to 2.00% in excess of the prime rate as reported in the Wall Street Journal. Interest is computed based on the actual number of days elapsed over a year of 360 days. In addition to interest, the Credit facility requires that the Company pay the lender a monthly administration fee in an amount equal to forty-seven hundredths percent (0.47%) of the average outstanding daily principal amount of loan advances for each calendar month, or portion thereof.

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

The Credit Agreement also contains certain events of default including, without limitation: the failure to make payments when due; the material breach of representations or warranties contained in the Credit Agreement or other loan documents; cross-default with other indebtedness of the Company; the entry of judgments or fines that may have a material adverse effect on the Company; failure to comply with the observance or performance of covenants contained in the Credit Agreement or other loan documents; insolvency of the Company, appointment of a receiver, commencement of bankruptcy or other insolvency proceedings; dissolution of the Company; the attachment of any state or federal tax lien; attachment or levy upon or seizure of the Company’s property; or any change in the Company’s condition that may have a material adverse effect. After an event of default, and upon the continuation thereof, the principal amount of all loans made under the Credit Facility would bear interest at a rate per annum equal to 20.00% above the otherwise applicable interest rate (provided, that the interest rate may not exceed the highest rate permissible under law) and would have the option to accelerate maturity and payment of the Company’s obligations under the Credit Facility. The Company was in compliance with all of the covenants associated with the Credit Facility at June 30, 2022.

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

At June 30, 2022 the Company had $10.6 million indebtedness, including lease obligations, short-term debt, and long term debt. The prime rate as reported in the Wall Street Journal was 4.75% on June 30, 2022.

The following table summarizes the Company’s contractual obligations at June 30, 2022:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-Term Debt	$10,577,556	$2,603,249	$318,926	426,243	7,229,138
Capital Lease Obligations	—	—	—	—	—
Operating Leases	$6,790	$4,527	$2,263	$—	—
Unconditional Purchase Obligations	—	—	—	—	—
Other Long-Term Obligations	—	—	—	—	—
Total Contractual Cash Obligations	$10,584,346	$2,607,776	$321,189	$426,243	$7,229,138

Capital expenditures were approximately $75,000, $167,000, and $758,000 in fiscal 2022, 2021, and 2020, respectively. The Company believes that cash flows from operations and available borrowings under its credit facilities will be sufficient to finance fixed payments and planned capital expenditures of $1.6 million in 2023. Pursuant to the agreement for the sale of the St. Louis headquarters property, $1,500,000 of the sales proceeds is held in escrow to pay for the repair and/or replacement of certain agreed upon items, including the roof, HVAC system and certain lighting in the offices. It is anticipated that these capital expenditures will be completed in 2023.

At June 30, 2022, the Company had $10.6 million outstanding debt. During fiscal 2022 the Company had $28.5 million in borrowings and $28.1 million in repayments under the Credit Agreement. The Company received cash from a failed sale-leaseback reflected as a financial liability on the Companies balance sheet of $8.1 million net of financing costs of $0.2 million. Cash used in operations was $4.1 million in fiscal 2022. Cash used in operations in fiscal 2021 was $3.8 million and cash from operations in fiscal 2020 was $0.6 million. Our cash flows may be further negatively impacted by decreases in sales, market conditions, and adverse changes in working capital. While we believe that our borrowing capacity under the Credit Agreement provides sufficient financial flexibility, continued negative cash flows could negatively affect our ability to access the Credit Agreement or to repay amounts borrowed and we might need to secure additional sources of funds, which may or may not be available to us.

In 2022, inflation in the price of raw materials and purchased components negatively impacted earnings by approximately $1.3 million dollars. The Company experienced a material direct impact of $21,000 in 2022, and $35,000 in 2021, from changes in trade policy or tariffs. The Company also believes a portion of its increased raw materials costs were due to tariffs imposed on steel and aluminum import. The Company makes its foreign sales in U.S. dollars and, accordingly, sales proceeds are not affected by exchange rate fluctuations. However, fluctuations in exchange rates can affect the price of our products in local currency, which does impact the pace of incoming orders.

Quarterly Results

The following table sets forth selected operating results for the eight quarters ended June 30, 2022. The information for each of these quarters is unaudited, but includes all normal recurring adjustments which the Company considers necessary for a fair presentation thereof. These operating results, however, are not necessarily indicative of results for any future period. Further, operating results may fluctuate as a result of the timing of orders, the Company’s product and customer mix, the introduction of new products by the Company and its competitors, and overall trends in the health care industry and the economy. While these patterns have an impact on the Company’s quarterly operations, the Company is unable to predict the extent of this impact in any particular period.

Dollars in thousands, except per share data

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Three months ended,	2022	2022	2021	2021	2021	2021	2020	2020
Net sales	$6,015	$6,867	$6,807	$7,358	$7,018	$7,967	$11,104	$10,190

Gross profit	443	440	707	937	1,188	1,435	2,612	1,874

Income (loss) from operations	(1,266)	(1,232)	(1,130)	(952)	(745)	(381)	734	(135)

Net income (loss)	(1,935)	(1,280)	(1,162)	(984)	1,553	(413)	700	(153)

Basic earnings (loss) per share	(0.48)	(0.32)	(0.29)	(0.25)	0.39	(0.10)	0.17	(0.04)

Diluted earnings (loss) per share	(0.48)	(0.32)	(0.29)	(0.25)	0.39	(0.10)	0.17	(0.04)

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

In addition, the Company has received a demand letter from a vendor for $586,000 and is committed to ongoing expenses related to the remediation of its property in Stuyvesant Falls, New York. See Part I, Item 3 for a discussion of these material legal proceedings.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Part II, Item 8, Note 2 “Summary of Significant Accounting Policies” for a discussion of recent accounting pronouncements and their impact on the Company’s financial statements, if any.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2022, the Company had $2.5 million debt outstanding under the revolving credit facility. The revolving credit facility bears an interest rate using the prime rate as reported in the Wall Street Journal as the basis, as defined in the loan agreement, and therefore is subject to additional expense should there be an increase in market interest rates.

The Company had no holdings of derivative financial or commodity instruments at June 30, 2022. Allied has international sales; however these sales are denominated in U.S. dollars, mitigating foreign exchange rate fluctuation risk.

Item 8. Financial Statements and Supplementary Data

The following described financial statements of Allied Healthcare Products, Inc. are included in response to this item:

Report of Independent Registered Public Accounting Firm. (PCAOB No. 41)

Statement of Operations for the fiscal years ended June 30, 2022, 2021 and 2020.

Balance Sheet for the fiscal years ended June 30, 2022 and 2021.

Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2022, 2021 and 2020.

Statement of Cash Flows for the fiscal years ended June 30, 2022, 2021 and 2020.

Notes to Financial Statements.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Allied Healthcare Products, Inc.

Opinion On The Financial Statements

We have audited the accompanying balance sheet of Allied Healthcare Products, Inc. (the Company) as of June 30, 2022 and 2021, the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inventory Reserve for Obsolete and Excess Inventory - Refer To Notes 2 And 10 To The Financial Statements

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

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the reserve for obsolete and excess inventory included the following, among others:

●	We tested the completeness and existence of management’s obsolete and excess inventory listing that is utilized in the year-end reserve calculation.
●	We assessed that management’s calculations were consistently applied year over year.
●	We tested the mathematical accuracy of management’s calculations.
●	We selected a sample of products and verified that the expected future inventory usage was supported by historical sales data and other current information.

/s/RubinBrown LLP

We have served as the Company’s auditor since 2003.

St. Louis, Missouri

October 7, 2022

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF OPERATIONS

Year ended June 30,	2022	2021	2020

Net sales	$27,046,587	$36,279,476	$31,894,262
Cost of sales	24,519,174	29,169,980	26,323,646
Gross profit	2,527,413	7,109,496	5,570,616

Selling, general and administrative expenses	7,107,388	7,636,318	8,632,795
Loss from operations	(4,579,975)	(526,822)	(3,062,179)

Other (income) expenses:
Interest expense	191,450	115,975	64,682
Interest income	(176)	(233)	(654)
Payroll Protection Program loan forgiveness	—	(2,402,236)	—
Other, net	(9,493)	—	18,252
	181,781	(2,286,494)	82,280

Income (loss) before provision for (benefit from) income taxes	(4,761,756)	1,759,672	(3,144,459)
Provision for (benefit from) income taxes	599,672	72,484	(130,359)
Net income (loss)	$(5,361,428)	$1,687,188	$(3,014,100)

Basic income (loss) per share:	$(1.34)	$0.42	$(0.75)
Diluted income (loss) per share:	$(1.34)	$0.42	$(0.75)
Weighted average shares outstanding - Basic	4,013,537	4,013,537	4,013,537
Weighted average shares outstanding - Diluted	4,013,537	4,026,446	4,013,537

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

BALANCE SHEET

	June 30, 2022	June 30, 2021

ASSETS

Current assets:
Cash and cash equivalents	$3,317,047	$726,223
Restricted cash	1,500,000	—
Accounts receivable, net of allowances of $170,000	2,369,956	2,929,751
Inventories, net	8,471,527	9,450,731
Income tax receivable	—	9,800
Other current assets	423,000	268,136
Total current assets	16,081,530	13,384,641

Property, plant and equipment, net	3,351,155	3,727,384
Operating lease assets	8,301	13,078
Restricted cash	229,600	—
Deferred income taxes	—	577,088
Total assets	$19,670,586	$17,702,191

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving credit facility	$2,466,360	$2,077,440
Current portion of financial liability	131,519	—
Current portion of operating lease liablity	5,370	4,777
Accounts payable	1,210,828	1,898,747
Customer deposits	912,632	575,930
Other accrued liabilities	1,255,490	2,557,135
Total current liabilities	5,982,199	7,114,029

Long-term operating lease liability	2,931	8,301
Long-term portion of financial liability	7,971,376	—
Long-term environmental liability	480,000	—

Commitments and contingencies (Notes 6 and 11)

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock; $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.01 par value; 30,000,000 shares authorized; 5,213,902 shares issued at June 30, 2022 and June 30, 2021; 4,013,537 shares outstanding at June 30, 2022 and June 30, 2021	52,139	52,139
Additional paid-in capital	48,523,385	48,507,738
Accumulated deficit	(22,360,656)	(16,999,228)
Less: treasury stock, at cost; 1,200,365 shares at June 30, 2022 and 2021	(20,980,788)	(20,980,788)
Total stockholders’ equity	5,234,080	10,579,861
Total liabilities and stockholders’ equity	$19,670,586	$17,702,191

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

		Additional
	Common	Paid-in	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance, June 30, 2019	$52,139	$48,491,317	$(15,672,316)	$(20,980,788)	$11,890,352

Stock based compensation	—	2,415	—	—	2,415

Net loss for the year ended June 30, 2020	—	—	(3,014,100)	—	(3,014,100)
Balance, June 30, 2020	52,139	48,493,732	(18,686,416)	(20,980,788)	8,878,667

Stock based compensation	—	14,006	—	—	14,006

Net income for the year ended June 30, 2021	—	—	1,687,188	—	1,687,188
Balance, June 30, 2021	52,139	48,507,738	(16,999,228)	(20,980,788)	10,579,861

Stock based compensation	—	15,647	—	—	15,647

Net loss for the year ended June 30, 2022	—	—	(5,361,428)	—	(5,361,428)
Balance, June 30, 2022	$52,139	$48,523,385	$(22,360,656)	$(20,980,788)	$5,234,080

See accompanying Notes to Financial Statements.

ALLIED HEALTHCARE PRODUCTS, INC.

STATEMENT OF CASH FLOWS

Year ended June 30,	2022	2021	2020

Cash flows from operating activities:
Net income (loss)	$(5,361,428)	$1,687,188	$(3,014,100)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	451,265	579,472	619,801
Stock based compensation	15,647	14,006	2,415
Provision for doubtful accounts and sales returns and allowances	4,472	19,001	21,750
PPP loan forgiveness	—	(2,402,236)	—
Deferred tax provision	577,088	63,679	(138,876)

Changes in operating assets and liabilities:
Accounts receivable	555,323	155,067	39,720
Inventories	979,204	(522,043)	(1,595,593)
Income tax receivable	9,800	2,378	—
Customer deposits	336,702	(2,256,440)	2,269,465
Other current assets	(154,864)	(38,331)	15,103
Accounts payable	(687,919)	(1,041,259)	1,330,172
Other accrued liabilities	(821,646)	(44,619)	1,097,724
Net cash provided by (used in) operating activities	(4,096,356)	(3,784,137)	647,581

Cash flows from investing activities:
Capital expenditures	(75,036)	(167,163)	(617,811)
Net cash used in investing activities	(75,036)	(167,163)	(617,811)

Cash flows from financing activities:
Borrowings under revolving credit agreement	28,536,287	36,717,068	32,856,428
Payments under revolving credit agreement	(28,147,367)	(34,639,628)	(32,856,428)
Proceeds from sale-leaseback transaction	8,102,896	—	—
Proceeds from Payroll Protection Program loan	—	—	2,374,859
Net cash provided by financing activities	8,491,816	2,077,440	2,374,859

Net increase (decrease) in cash, cash equivalents and restricted cash	4,320,424	(1,873,860)	2,404,629
Cash, cash equivalents and restricted cash at beginning of year	726,223	2,600,083	195,454
Cash, cash equivalents and restricted cash at end of year	$5,046,647	$726,223	$2,600,083

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$9,363	$6,428	$8,517
Interest	$191,450	$115,975	$64,682

Non-cash investing and financing activities
Lease liability and right of use asset arising from operating leases	$—	$—	$17,326
Capital expenditures included in accounts payable at year end	$—	$—	$140,602

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

Marketing and Advertising Costs

Promotional and advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Statement of Operations. Advertising expenses for the years ended June 30, 2022, 2021 and 2020 were $400, $0, and $3,550, respectively.

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

The Company includes restricted cash along with the cash balance for presentation in the statements of cash flows. The reconciliation between the balance sheet and the statement of cash flows at June 30 is as follows:

	2022	2021
Cash and cash equivalents	$3,317,047	$726,223
Restricted Cash	1,729,600	—
Total cash, cash equivalents and restricted cash	$5,046,647	$726,223

Restricted Cash

Restricted cash includes cash in escrow that is restricted to capital improvements of the building and payment of rent.

Foreign currency transactions

Allied has international sales which are denominated in U.S. dollars, the functional currency for these transactions.

Accounts receivable and concentrations of credit risk

Accounts receivable are recorded at the invoiced amount. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses based on past experience and an analysis of current amounts due, and historically such losses have been within management’s expectations. The Company maintains an allowance for doubtful accounts to reflect the collectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. The Company’s customers can be grouped into three main categories: medical equipment distributors, construction contractors and health care institutions. At June 30, 2022, the Company believes that it has no significant concentration of credit risk.

Inventories

Inventories are stated at the lower of cost, determined using the last-in, first-out (“LIFO”) method, or market. If the first-in, first-out method (which approximates replacement cost) had been used in determining cost, inventories would have been $2,951,941 and $2,149,560 higher at June 30, 2022 and 2021, respectively. Changes in the LIFO reserve are included in cost of sales. Cost of sales was reduced by $37,470, $0, and $0 in fiscal 2022, 2021, and 2020 respectively, as a result of LIFO liquidations. Costs in inventory include raw materials, direct labor and manufacturing overhead.

Inventory is recorded net of a reserve for obsolete and excess inventory which is determined primarily based on an analysis of inventory items with no usage in the preceding year and for inventory items for which there is greater than two years’ usage on hand. The reserve for obsolete and excess inventory was $2,413,104 and $2,174,149 at June 30, 2022 and 2021, respectively.

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

Impairment of long-lived assets

The Company evaluates impairment of long-lived assets under the provisions of ASC Topic 360: “Property, Plant and Equipment.” ASC 360 provides a single accounting model for long-lived assets to be disposed of and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under ASC 360, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss will be recognized. No impairment losses of long-lived assets or identifiable intangibles were recorded by the Company for fiscal years ended June 30, 2022, 2021, and 2020.

Collective Bargaining Agreement

At June 30, 2022, the Company had approximately 146 full-time employees. Approximately 82 employees in the Company’s principal manufacturing facility located in St. Louis, Missouri, are covered by a collective bargaining agreement that will expire on July 31, 2024.

Self-insurance

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2022 and 2021, the Company had $125,000 and $120,000, respectively, of accrued liabilities related to health care claims. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected claims based on analyses of historical data.

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

Considering its history of operating losses, the Company does not rely on the existence of future taxable income as it currently cannot conclude future taxable income is likely to occur. The Company does rely on reversals of existing temporary deferred tax liabilities and tax planning strategies to the extent available to support the value of its existing deferred tax assets. In 2022, the Company concluded that its previously relied upon tax planning strategies were no longer available to support the value of any deferred tax assets. Accordingly, in 2022 a full valuation allowance was recorded. To the extent the Company’s deferred tax assets exceed the amount supportable through reversals of existing deferred tax liabilities, a valuation allowance will be recorded against the excess deferred tax assets.

The Company recognizes tax liabilities when, despite the Company’s belief that its tax return positions are supportable, the Company believes that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. To the extent the Company deems it necessary to record a liability for its tax positions, the current portion of the liability is included in income taxes payable and the noncurrent portion is included in other liabilities on the balance sheet. If upon the final tax outcome of these matters the ultimate liability is different than the amounts recorded, such differences are reflected in income tax expense in the period in which such determination is made. The Company files a federal and multiple state income tax returns. With few exceptions, the Company’s federal and state income tax returns are open for fiscal years ending after June 30, 2019.

The Company classifies interest expenses on taxes payable as interest expense. Penalties are classified as a component of other expenses.

Research and development costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses for the years ended June 30, 2022, 2021 and 2020 were $260,439, $571,535, and $595,236, respectively.

Earnings per share

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are based on the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The weighted average number of basic shares outstanding for the years ended June 30, 2022, 2021 and 2020 was 4,013,537 shares. The weighted average number of diluted shares outstanding for the years ended June 30, 2022, 2021 and 2020 was 4,013,537, 4,026,446 and 4,013,537 shares, respectively. The dilutive effect of the Company’s employee and director stock option plans are determined by use of the treasury stock method. There are no potential common shares excluded from the calculation of net loss per share, as their effect would be anti-dilutive for the years ended June 30, 2022 and 2020. For the year ended June 30, 2021, there was 20,250 potential common shares excluded from the calculation of net income per share, as their effect would be anti-dilutive.

The following information is necessary to calculate earnings per share for the periods presented:

Year ended June 30,	2022	2021	2020

Net income (loss), as reported	$(5,361,428)	$1,687,188	$(3,014,100)

Weighted average common shares outstanding	4,013,537	4,013,537	4,013,537
Effect of dilutive stock options	—	12,909	—
Weighted average diluted common shares outstanding	4,013,537	4,026,446	4,013,537

Net income (loss) per common share
Basic	$(1.34)	$0.42	$(0.75)
Diluted	$(1.34)	$0.42	$(0.75)

Employee stock options excluded from computation of diluted income per share amounts because their effect would be anti-dilutive	—	20,250	—

Employee stock-based compensation

The company follows the provisions of ASC Topic 718: “Compensation – Stock Compensation”, which sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of the stock options and other equity-based compensation.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions utilized in the Black-Scholes option pricing model for options granted during the fiscal years ended June 30, 2022, 2021 and 2020.

	2022	2021	2020

Weighted-average fair value	$4.29	$6.44	$0.61
Weighted-average volatility	114%	109%	53%
Weighted-average expected life (in years)	6.0	6.0	6.0
Weighted-average risk-free interest rate	1.34%	0.52%	1.77%
Dividend yield	0%	0%	0%

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

Share-based compensation expense included in the Statement of Operations for the fiscal years ended June 30, 2022, 2021 and 2020 was approximately $15,647, $14,006 and $2,415, respectively. Unrecognized shared-based compensation cost related to unvested stock options as of June 30, 2022 amounts to approximately $6,000. The cost is expected to be recognized through fiscal 2025.

The Company recognized an income tax benefit for share-based compensation arrangements of approximately $6,000, $6,000 and $1,000 respectively for the years ended June 30, 2022, 2021 and 2020, all of which were fully offset by an increase in the deferred tax asset valuation allowance.

No stock options were exercised during fiscal years 2022, 2021 and 2020.

Recently Issued Accounting Pronouncements

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

The Company’s best estimate of the expected cost to remediate the site is $1.3 million. The Company recorded $1.1 million as an expense in the fiscal year ended June 30, 2020 and is reflected in other accrued liabilities and selling, general and administrative expenses in the Company’s financial statements. During fiscal 2022, the Company recorded an additional $171,000 charge to income and reclassified $0.5 million to long-term liability to reflect the rescheduling of the remediation. As of June 30, 2022, the Company has paid approximately $634,000 in remediation expenses which have been charged to the reserve.

Risk and Uncertainties, Going Concern, Liquidity and Management’s Plan

The Company believes that the Covid-19 pandemic resulted in increased sales of ventilator products in fiscal 2021, however, this peak in demand ended in fiscal 2021 and the impacts of the COVID-19 continue to develop. In fiscal 2022 demand dropped from the peak, and the Company believes that COVID-19 is no longer contributing positively to product demand.

3.    Going Concern

The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Going Concern. This guidance requires an entity to disclose certain information about an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. The following information reflects the results of management’s assessment, plans, and conclusion of the Company’s ability to continue as a going concern.

Historically, the Company has experienced, and continues to experience, losses from operations and net losses. Additionally, the Company expects to incur significant environmental costs that are planned to be expended over the next year (Note 11) and faces several challenges which are currently negatively impacting the Company’s operations. Since the onset of the pandemic the Company has found it difficult to hire and retain hourly workers. This has led to the requirement for additional overtime for existing employees, inefficiency, and contributed to delays in shipments.

The Company has experienced increasing cost for both raw materials and components. In fiscal year 2021, the Company estimates that inflationary price increases raised product cost by approximately $500,000. In fiscal year 2022, the Company estimates that inflationary price increases raised product cost by an additional $1.3 million dollars. The Company has, where possible, increased prices on certain products to maintain margins at acceptable levels offsetting these cost increases.

Supply chain, staffing, and management issues have led to higher levels of delayed shipments to customers, lower sales, and an increase in past-due backlog. In the past year, the Company has been unable to produce or obtain product to fulfill its order backlog. Lower sales have resulted in a decrease in earnings and liquidity.

The Company is seeking to fill open positions, expedite needed components, improve the performance of management, and find new sources of components where necessary. The Company has engaged a consulting firm to assess and improve its operational capabilities. These actions are intended to mitigate the substantial doubt raised by the Company’s historical operating results, and current shipping difficulties.

The ability of the Company to continue as a going concern is dependent upon its ability to fulfill its current order backlog and return future order backlogs to historic levels while maintain an adequate gross profit. There is no certainty that the needed improvements can be made. As a result, management of the Company has concluded that this uncertainty creates substantial doubt on the Company’s ability to continue as a going concern within one year after the issuance date. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as going concern.

4.    Financing

North Mill Loan

The Company is party to a Loan and Security Agreement with North Mill Capital, LLC (“North Mill”), as successor in interest to Summit Financial Resources, L.P., dated effective February 27, 2017, as amended April 16, 2018, April 24, 2019, December 18, 2020, October 7, 2021 and June 13, 2022 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Company obtained a secured revolving credit facility (the “Credit Facility”). The Company’s obligations under the Credit Facility are secured by all of the Company’s personal property, both tangible and intangible, pursuant to the terms and subject to the conditions set forth in the Credit Agreement. Availability of funds under the Credit Agreement is based on the Company’s accounts receivable and inventory but will not exceed $4,000,000. At June 30, 2022 borrowing under the agreement was $2,466,360, maximum available borrowing based on eligible collateral was $3,345,123, resulting in availability of $878,763.

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

Accounts Receivable is dependent on sales revenue. Decreased sales revenue has resulted in decreased Accounts Receivable available for loan collateral. At June 30, 2022 the Company had Accounts Receivable of $1,672,581 included as eligible collateral in determining total available borrowing advances under the loan agreement.

In determining eligible inventory several categories of inventory are subtracted from total inventory. Work in Process Inventory, Packaging and Supplies, and Inventory Reserves are subtracted from total inventory to calculate eligible inventory. The Company may be advanced up to 25% of eligible inventory. Advances from inventory are limited by the lesser of the calculated eligible inventory, two million dollars ($2,000,000), or the amount advanced from eligible Accounts Receivable. At June 30, 2022 the Company had $1,672,581 from Inventory included as eligible collateral in determining total available borrowing under the loan agreement. At June 30, 2022 Inventory Advances were limited by the eligible Accounts Receivable Advance of $1,672,581.

The Credit Facility will be available, subject to its terms, on a revolving basis until it expires on September 30, 2024, at which time all amounts outstanding under the Credit Facility will be due and payable. Advances will bear interest at a rate equal to 2.00% in excess of the prime rate as reported in the Wall Street Journal. Interest is computed based on the actual number of days elapsed over a year of 360 days. In addition to interest, the Credit facility requires that the Company pay the lender a monthly administration fee in an amount equal to forty-seven hundredths percent (0.47%) of the average outstanding daily principal amount of loan advances for each calendar month, or portion thereof.

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

The Company was in compliance with all of the covenants associated with the Credit Facility at June 30, 2022.

PPP Loan

On April 13, 2020, the Company entered into a Payroll Protection Program (PPP) loan agreement (the “SBA Loan”) with Jefferson Bank and Trust Company under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Company received total proceeds of $2.375 million from the SBA Loan. In accordance with the requirements of the CARES Act, the Company used proceeds from the SBA Loan for payroll costs and other permitted uses. The SBA Loan was scheduled to mature on April 13, 2022 and had a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act.

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

At June 30, 2022, the Company had $10.6 million indebtedness, including lease obligations, financial liabilty and short-term debt. The prime rate as reported in the Wall Street Journal was 4.75% on June 30, 2022.

5.    Sale-Leaseback Financing Transaction

On June 16, 2022 the Company sold the Company’s headquarters and manufacturing facilities located at 1720 Sublette Avenue in St. Louis, Missouri. Simultaneously, the Company entered into a lease agreement with the buyer of the property (the sale of the property and simultaneous leaseback is referred to as the “Sale-Leaseback”). The Sale-Leaseback is repayable over a 15-year and ten day term, with five renewal options of five years each. Under the terms of the lease agreement, the Company’s initial basic rent is approximately $57,400 per month, with annual increases of approximately 2% each year of the initial term.

The Company accounted for the Sale-Leaseback as a financing transaction with the purchaser of the property in accordance with ASC 842 as the lease agreement was determined to be a finance lease. The Company concluded the lease agreement met the qualifications to be classified as a finance lease due to the significance of the present value of the lease payments, using a discount rate of 6.75% to reflect the Company’s incremental borrowing rate, compared to the fair value of the leased property as of the lease commencement date.

The presence of a finance lease indicates that control of the St. Louis property has not transferred to the buyer/lessor and, as such, the transaction was deemed a failed sale-leaseback and must be accounted for as a financing arrangement. As a result of this determination, the Company is viewed as having received the sales proceeds from the buyer/lessor in the form of a hypothetical loan collateralized by its leased facilities. The hypothetical loan is payable as principal and interest in the form of “lease payments” to the buyer/lessor. As such, the Company will not derecognize the property from its books for accounting purposes until the lease ends.

As of June 30, 2022, the carrying value of the financing liability was $8,102,895, net of $212,667 in debt issuance costs, of which $131,519 was classified as current on the Consolidated Balance Sheet with $7,971,376 classified as long-term. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method. Interest expense associated with the financing arrangement was $15,585 for the year ended June 30, 2022. No gain or loss was recognized related to the Sale-Leaseback under U.S. GAAP for the fiscal year ended June 30, 2022.

Pursuant to the agreement for the sale of the St. Louis headquarters property, $1,500,000 of the purchase price (the “Improvement Escrow”) is subject to an escrow agreement to pay for the repair and/or replacement of certain agreed upon work, including the roof, HVAC system and certain lighting in the offices. Any funds remaining in the Improvement Escrow will be paid to the Company when the improvements are substantially completed. Pursuant to the lease, an amount equal to four months of initial rental payments ($229,600) is being held in escrow to guaranty the payment by the Company of rent for the first two years of this lease. Any funds remaining in the rent escrow will be paid to the Company on July 1, 2024. As of June 30, 2022, the carrying value of restricted cash from this transaction was $1,729,600.

The Company will depreciate the building down to zero over the remaining economic life of the property so that at the end of the financing liability term, the remaining carrying amount of the financing liability will equal the carrying amount of the land of $873,200.

Remaining future cash payments related to the financing liability, assuming the exercise of two renewal options of five years each, for the fiscal years ending June 30 are as follows:

2023	$688,800
2024	702,576
2025	716,628
2026	730,960
2027	745,579
Thereafter	19,359,359
Total Minimum Liability Payments	22,943,902
Imputed Interest	(14,841,007)
Total	$8,102,895

6.    Lease Commitments

The Company leases vehicles and equipment, generally for terms of three to five years.

The Company follows the requirements of ASC Topic 842, Leases (“ASC 842” or “Topic 842”). The Company has elected to not apply the recognition requirements in Topic 842 to short-term leases (i.e., leases of 12 months or less). Instead, as permitted by Topic 842, the Company recognizes the lease payments under its short-term leases in profit or loss on a straight-line basis over the lease term. The Company elected this accounting policy for all classes of underlying assets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company generally uses the rate implicit in the lease to discount lease payments to present value.

As of June 30, 2022, the Company had vehicles and equipment financed under operating leases with lease terms expiring through 2024. Rent expense consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis.

The following table sets forth the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s balance sheet as of June 30, 2022.

Maturity of
Operating Lease
Fiscal years ending	Liabilities

2023	6,065
2024	3,032

Total lease payments	9,097
Less: amounts representing interest	796
Present value of lease liabilities	8,301
Less: current portion	5,370
Long-term portion	$2,931

The Company’s operating lease cost amounted to $71,234 in 2022 and $59,432 in 2021. Expenses are classified within selling, general and administrative expenses in the Company’s statement of operations for the year ended June 30, 2022 and 2021.

The table below presents lease-related terms and discount rates as of June 30, 2022.

	June 30, 2022	June 30, 2021	June 30, 2020
Weighted average remaining lease terms
Operating leases	1.5 years	2.5 years	3.5 years
Weighted average discount rate
Operating leases	12%	12%	12%

7.    Income Taxes

The provision for (benefit from) income taxes consists of the following:

	2022	2021	2020
Current:
Federal	$89,733	$—	$84,420
State	38,578	8,805	23,093
Less net operating loss carryforward applied	(105,727)	—	(98,996)
Total current	22,584	8,805	8,517

Deferred:
Federal	(943,677)	(644,606)	(182,517)
State	(214,462)	(78,641)	4,405
Valuation allowance	1,735,227	786,926	39,236
Total deferred	577,088	63,679	(138,876)
Provision (benefit)	$599,672	$72,484	$(130,359)

A reconciliation of income taxes, with the amounts computed at the statutory federal rate is as follows:

	2022	2021	2020

Computed tax at federal statutory rate	$(1,004,711)	$367,682	$(662,125)
State income taxes, net of federal tax (benefit) provision	(146,553)	(13,771)	(17,475)
Non deductible expenses	854	1,570	506,798
Federal research credit	—	(28,428)	(31,076)
Non taxable income from PPP Loan forgiveness	—	(504,470)	—
State NOLs	1,522	11,602	30,397
Stock Options - Expired	13,543	5,243	3,763
Change in tax law allowing deductibilty of PPP Loan related expenses	—	(553,653)	—
Other, net	(210)	(217)	123
Valuation allowance	1,735,227	786,926	39,236
Total	$599,672	$72,484	$(130,359)

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of June 30, 2022 and 2021 are as follows:

	2022	2021

Deferred tax assets
Bad debts	$25,500	$25,500
Intangible assets	150	745
Accrued liabilities	343,269	458,337
Stock options	13,329	23,403
Depreciation	1,196,223	—
Net operating loss and credit carryforwards	4,377,126	4,505,628
Total Assets	5,955,597	5,013,613

Deferred tax liabilities
Prepaid expenses	6,177	10,341
Inventory	473,929	529,045
Depreciation	—	209,997
Other	178,272	125,147
Total Liabilities	658,378	874,530
Valuation allowance	(5,297,219)	(3,561,995)
Total deferred taxes	$0	$577,088

At June 30, 2022, there were $12.8 million dollars of federal net operating loss carryforwards which will expire in 2031 through 2038 and $3.8 million subject to indefinite carryforward. In addition, the Company has state tax net operating losses of approximately $8.3 million that expire in varying years from 2022 through 2042 and $0.8 million subject to indefinite carryforward.

The Company files a federal and multiple state income tax returns. With few exceptions the Company’s federal and state income tax returns are open for fiscal years ending after June 30, 2019.

The Company has not taken any uncertain tax positions on its federal or state income tax filings for open tax years.

8.    Employee Retirement Benefits

The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code to certain eligible salaried employees. Each employee may elect to enter a written salary deferral agreement under which a portion of such employee’s pre-tax earnings may be contributed to the plan.

During the fiscal years ended June 30, 2022, 2021 and 2020, the Company made contributions of $182,026, $186,366, and $185,000, respectively, to the retirement savings plan. The Company contributes 2% of eligible salaried employee’s annual income to the plan. In addition, the Company provides a 25% match on the first 8% of employee deferrals for eligible employees.

The risk of participating in multi-employer pension plan is different from single-employer plans. Assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

The Company’s participation in a multi-employer pension plan for the year ended June 30, 2022, is outlined in the table below. The “EIN/PN” column provides the Employee Identification Number (EIN) and the three-digit plan number (PN). The audit of the pension plan for the year ended June 30, 2021 is not yet completed. The most recent Pension Protection Act (PPA) zone status for 2020 and 2019 is for the plan year-ends as indicated below. The zone status is based on information that the Company obtained from the annual funding notice for District No. 9 International Association of Machinists and Aerospace Workers Pension Trust. Among other factors, plans in the red zone are less than 65 percent funded, plans in the yellow zone are between 65 and 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-bargaining agreement (CBA) to which the plan is subject.

		PPA Zone Status			Contributions by the Company
				FIP/RP
				Status
				Pending/				Surcharge	Expiration
Pension Trust Fund	EIN/PN	2020	2019	Implemented	2022	2021	2020	Imposed	Date of CBA

District No. 9	51‑0138317/001	Yellow	Yellow	Implemented
International Association of Machinists and Aerospace Workers Pension Plan		12/31/2020	12/31/2019	Yes	$321,011	$315,342	$245,824	No	7/31/2024

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

As a result, Allied Healthcare Products, Inc. and District 9 of the International Association of Machinist were required to collectively bargain the required Contribution Rate Increase and the impact on the Future Benefit Accrual. On June 30, 2021 the two parties reached agreement on the Funding Improvement Plan. Under the plan, future benefit accruals are eliminated for members and the monthly employer contribution rate will increase by 80%. Additional contributions under the plan began on December 1, 2021.

9.    Stock Based Compensation

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

A summary of stock option transactions in fiscal 2020, 2021 and 2022, respectively, pursuant to the Employee Plans and the Directors Plans is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

June 30, 2019	45,000	$5.52
Options Granted	7,500	$1.20
Options Exercised	—	$0.00
Options Forfeited or Expired	(9,750)	$6.00
June 30, 2020	42,750	$4.65	4.1	$304,768

Options Granted	3,000	$7.86
Options Exercised	—	$0.00
Options Forfeited or Expired	(2,250)	$8.68
June 30, 2021	43,500	$4.66	3.8	$41,915

Options Granted	3,000	$5.09
Options Exercised	—	$0.00
Options Forfeited or Expired	(17,250)	$7.01
June 30, 2022	29,250	$3.32	5.6	$3,200
Exercisable at June 30, 2022	22,500	$3.44	4.7	$1,663

The following table provides additional information for options outstanding and exercisable at June 30, 2022:

Options Outstanding

		Weighted Average	Weighted Average
Range of Exercise Prices	Number	Remaining Life	Exercise Price

$1.17 - 1.99	7,500	7.5 years	$1.20
$2.00 - 3.99	11,250	4.4 years	$2.42
$4.00 - 7.86	10,500	5.4 years	$5.80

$1.17 - 7.86	29,250	5.6 years	$3.32

Options Exercisable

		Weighted Average
Range of Exercise Prices	Number	Exercise Price

$1.17 - 1.99	3,750	$1.19
$2.00 - 3.99	11,250	$2.42
$4.00 -7.86	7,500	$6.08

$1.17 - 7.86	22,500	$3.44

See Note 2 for discussion of accounting for stock awards and related fair value disclosures.

10.    Supplemental Balance Sheet Information

		June 30,
		2022	2021
Inventories
Work in progress		$604,253	$829,962
Component parts		8,905,109	8,994,457
Finished goods		1,375,269	1,800,461
Reserve for obsolete and excess inventory		(2,413,104)	(2,174,149)
		$8,471,527	$9,450,731

	Estimated
	Useful Life
	(years)
Property, plant and equipment
Machinery and equipment	3‑10	$19,073,964	$18,998,928
Buildings	28‑35	13,055,628	13,055,628
Land and land improvements	5‑7	919,566	919,566
Total property, plant and equipment at cost		33,049,158	32,974,122

Less accumulated depreciation and amortization		(29,698,003)	(29,246,738)
		$3,351,155	$3,727,384

Depreciation and amortization expense was approximately $0.5 million, $0.6 million, and $0.6 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.

Other accrued liabilities
Accrued compensation expense	$804,080	$1,323,901
Environmental remediation	176,062	976,720
Other	275,348	256,514
	$1,255,490	$2,557,135

11.    Commitments and Contingencies

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

Stuyvesant Falls Remediation

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

The Company’s best estimate of the expected cost to remediate the site is $1.3 million. The Company recorded $1.1 million as an expense in the fiscal year ended June 30, 2020 and is reflected in other accrued liabilities and selling, general and administrative expenses in the Company’s financial statements. During the fiscal year ended June 30, 2022, the Company recorded an additional $171,000. As of June 30, 2022, the Company has paid approximately $634,000 in remediation expenses which have been charged to the initial reserve.

Vendor Demand Letter

On June 22, 2022, the Company received a demand letter from one of its vendors, International Control Services, Inc. (“ICS”) for $586,000 as payment on outstanding ICS invoices. The invoices in question cover components which the Company rejected as defective, certain charges for prior years and purchases the Company cancelled which ICS claims were non-cancellable. The Company’s standard purchase orders provide that the Company may reject defective parts and that all purchases are cancellable by the Company for its convenience. The Company disputes all of ICS’s claims, including that any portion of the subject purchases were non-cancellable. No litigation has been commenced as of this filing, but the Company will defend any such lawsuit. The Company notes that the range of loss is between $0 and $586,000. The Company has not recorded a provision for this matter because, at this early stage, there is insufficient information to determine the likelihood of loss or to estimate any possible loss.

Liability for future environmental expenditures

	2022	2021
Beginning Balance	$976,720	$1,037,000
Charges to income	170,552	—
Remedial and investigatory spending	491,210	60,280
Ending Balance	$656,062	$976,720

Reflected in the Balance sheet as:
Current, included in Other Liabilities	$176,062	$976,720
Long-term environmental	480,000	—
Total	$656,062	$976,720

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

Sales by Region
	2022	2021	2020

Domestic United States	$20,672,291	$24,162,321	$23,138,276
Europe	366,175	4,069,672	1,422,660
Canada	636,681	1,310,440	829,901
Latin America	2,262,172	2,819,165	3,122,929
Middle East	498,695	1,189,139	693,716
Far East	2,610,573	2,727,508	2,686,206
Other International	—	1,231	574
	$27,046,587	$36,279,476	$31,894,262

Sales by Product
	2022	2021	2020

Respiratory care products	$8,177,500	$8,082,974	$8,555,954
Medical gas equipment	13,449,542	15,943,246	15,282,732
Emergency medical products	5,419,545	12,253,256	8,055,576
	$27,046,587	$36,279,476	$31,894,262

13.    Quarterly Financial Data (unaudited)

Summarized quarterly financial data for fiscal 2022 and 2021 appears below (all amounts in thousands except per share amounts):

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Three months ended,	2022	2022	2021	2021	2021	2021	2020	2020
Net sales	$6,015	$6,867	$6,807	$7,358	$7,018	$7,967	$11,104	$10,190

Gross profit	443	440	707	937	1,188	1,435	2,612	1,874

Income (loss) from operations	(1,266)	(1,232)	(1,130)	(952)	(745)	(381)	734	(135)

Net income (loss)	(1,935)	(1,280)	(1,162)	(984)	1,553	(413)	700	(153)

Basic earnings (loss) per share	(0.48)	(0.32)	(0.29)	(0.25)	0.39	(0.10)	0.17	(0.04)

Diluted earnings (loss) per share	(0.48)	(0.32)	(0.29)	(0.25)	0.39	(0.10)	0.17	(0.04)

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as required under Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of June 30, 2022, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

There were no changes to the Company’s internal controls over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A list of our executive officers and biographical information appears under the caption “Information About our Executive Officers,” in Part I of this report. A definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after June 30, 2022. The information required by this item is set forth under the caption “Election of Directors”, under the caption “Executive Officers”, and under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement, which information is incorporated herein by reference thereto.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

None

Item 14. Principal Accounting Fees and Services

The information required by this item will appear in the section entitled “Audit Fees” included in the definitive proxy statement relating to the 2022 Annual Meeting of stockholders and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

The following financial statements of the Company are included in response to Item 8:

Statement of Operations for the years ended June 30, 2022, 2021, and 2020

Balance Sheet at June 30, 2022 and 2021

Statement of Changes in Stockholders’ Equity for the years ended June 30, 2022, 2021 and 2020

Statement of Cash Flows for the years ended June 30, 2022, 2021 and 2020

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
President and Chief Executive Officer

/s/ Daniel C. Dunn
Daniel C. Dunn
Vice President, Chief Financial Officer, and Secretary

Dated: October 7, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 7th, 2022.

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

10.6.1	First Amendment to Loan and Security Agreement, dated April 16, 2018 (filed as Exhibit 99.1 to Current Report on Form 8-K filed April 20, 2018 with event date of April 16, 2018)
10.6.2	Second Amendment to Loan and Security Agreement, dated April 24, 2019 (filed as Exhibit 99.1 to Current Report on Form 8-K filed on April 25, 2019 with event date of April 24, 2019)
10.6.3	Third Amendment to Loan and Security Agreement, dated December 18, 2020 (filed as Exhibit 99.1 to Current Report on Form 8-K filed on December 22, 2020 with event date of December 18, 2020)
10.6.4	Fourth Amendment to Loan and Security Agreement, dated December 18, 2020 (filed as Exhibit 10.6.4 to Quarterly Report on Form 10-Q filed on February 14, 2022).

10.6.5	Fifth Amendment to Loan and Security Agreement, dated December 18, 2020 (filed as Exhibit 10.6.5 to Current Report on Form 8-K filed on June 14, 2022 with event date of June 14, 2022).

10.7

Patent License Agreement, dated June 8, 2012, by and between Allied Healthcare Products, Inc. and Armstrong Medical Limited (filed as Exhibit 10.12 to the Company’s annual report on for the fiscal year ended June 30, 2012 on Form 10-K and incorporated by reference).

10.8

Purchase and Sale Agreement, dated June 16, 2022, by and between the Company and Fyler Storage Properties, LLC (filed as Exhibit 99.1 to the Company’s current report on Form 8-K on June 16, 2022 and incorporated by reference).

10.9

Commercial Lease, dated June 16, 2022, by and between the Company and Fyler Storage Properties, LLC (filed as Exhibit 99.2 to the Company’s current report on Form 8-K on June 16, 2022 and incorporated by reference).

23.1	Consent of RubinBrown LLP (filed herewith)

24	Form of Power of Attorney – (filed herewith)

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Sarbanes-Oxley Certification of Chief Executive Officer (provided herewith)*

32.2	Sarbanes-Oxley Certification of Chief Financial Officer (provided herewith)*

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, is formatted in XBRL interactive data files: (i) Statement of Operations for the fiscal years ended June 30, 2022, 2021 and 2020; (ii) Balance Sheet at June 30, 2022 and June 30, 2021; (iii) Statement of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2022, 2021 and 2020; (iv) Statement of Cash Flows for the fiscal years ended June 30, 2021, 2020 and 2019; and (v) Notes to Financial Statements.

* Notwithstanding any incorporation of this Annual Report on Form 10-K in any other filing by the Registrant, Exhibits furnished herewith and designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.